Form 10-K
period 2012-04-30
JTH Holding, Inc.
filed 2012-07-09
CIK 1528930

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2012
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-54660

JTH Holding, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-3561876 (I.R.S. Employer Identification No.)
1716 Corporate Landing Parkway, Virginia Beach, Virginia (Address of principal executive offices)	23454 (Zip Code)

Registrant's telephone number, including area code: (757) 493-8855

         Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock, $0.01 par value per share (Title of Class)	The Nasdaq Stock Market LLC (Name of Exchange on which registered)

         Securities to be registered pursuant to Section 12(g) of the Act:

None
(Title of class)

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐    NO ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. YES ☐    NO ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐    NO ☒

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐    NO ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

         As of October 31, 2011, the last business day of the registrant's most recently completed second fiscal quarter, there was no public market for the registrant's Class A common stock. The registrant's Class A common stock began trading on the OTC Bulletin Board on June 14, 2012 and on the NASDAQ Global Market on July 2, 2012.

         As of June 30, 2012, the aggregate market value of the shares of Class A common stock held by non-affiliates of the registrant was 51,056,635 based on the number of shares held by non-affiliates as of June 30, 2012 and based on the last reported sale price of the registrant's Class A common stock on June 30, 2012. The number of shares of the registrant's Class A common stock outstanding as of June 30, 2012 was 12,141,150.

         Documents incorporated by reference: None.

Special Note Regarding Forward-Looking Statements

        This annual report contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as "aim," "anticipate," "assume," "believe," "could," "due," "estimate," "expect," "goal," "intend," "may," "objective," "plan," "predict," "potential," "positioned," "should," "target," "will," "would" and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management's beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this annual report may turn out to be inaccurate. Factors that may cause such differences include, but are not limited to, the risks described under "Item 1A—Risk Factors," including:

  •
  our possible inability to sustain growth at our historical pace;

  •
  the seasonality of our business;

  •
  our inability to secure reliable sources of the financial products we make available to our customers;

  •
  the continued service of our senior management team;

  •
  government regulation and oversight, including the regulation of our financial products such as electronic refund checks ("ERCs"), refund anticipation loans ("RALs") and our Instant Cash Advance products ("ICAs");

  •
  government initiatives that simplify tax return preparation, improve the timing and efficiency of processing tax returns, limit payments to tax preparers or decrease the number of tax returns filed or the size of the refunds;

  •
  increased regulation of the products and services that we offer;

  •
  the possible characterization of ERCs as a form of loan;

  •
  changes in the financial products offered to our customers that make our services less attractive to customers or more costly to us;

  •
  our ability to maintain relationships with our financial product service providers;

  •
  our ability and the ability of our franchisees to comply with regulatory requirements;

  •
  changes in our franchise sale model that may reduce our revenue;

  •
  the ability of our franchisees to open new territories and operate them successfully;

  •
  the ability of our franchisees to generate sufficient revenue to repay their indebtedness to us;

  •
  our exposure to litigation;

  •
  our ability and our franchisees' ability to protect customers' personal information;

  •
  an ability to access the credit markets and satisfy our covenants to lenders;

  •
  challenges in deploying accurate tax software in a timely way each tax season;

  •
  competition in the tax preparation market;

  •
  our reliance on technology systems, including the deployment of our NextGen project, and electronic communications; and

  •
  other factors, including the risk factors discussed in this annual report.

        Potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. These forward-looking statements speak only as of the date of this annual report. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. A potential investor or other vendor should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or SEC, after the date of this annual report.

PART I

Item 1.    Business.

Corporate Information

        We were originally incorporated in Delaware in September 2010 as JTH Holding, Inc. We are the holding company for JTH Tax, Inc. d/b/a Liberty Tax Service, which was incorporated in Delaware in October 1996. Our principal executive offices are located at 1716 Corporate Landing Parkway, Virginia Beach, Virginia 23454. Our filings with the U.S. Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to these reports, are accessible free of charge at our corporate website, www.libertytax.com.

        We are an "emerging growth company" under applicable federal securities laws and will be subject to reduced public company reporting requirements.

Definitions and Trademarks

        References in this report to "years" are to our fiscal years, which end on April 30 unless otherwise noted, and all references to "tax season" refer to the period between January 1 and April 30 of the referenced year. Unless the context requires otherwise, the terms "Liberty Tax," "Liberty Tax Service," "we," "the Company," "us" and "our" refer to JTH Holding, Inc. and its consolidated subsidiaries.

        This annual report includes trademarks, including "Liberty Tax," "Liberty Tax Service," "Liberty Income Tax," "Liberty Canada" and our logo, which are protected under applicable intellectual property laws and are our property and/or the property of our subsidiaries. This annual report also includes trademarks, trade names and service marks that are the property of other organizations.

Market, Industry and Other Data

        Unless otherwise indicated, information contained in this annual report concerning our industry and the market in which we operate, including our general expectations and market position, market opportunity and market size, is based on information from various third-party sources, on assumptions that we have made that are based on that data and other similar sources. Some data is also based on our good faith estimates, which are derived from management's knowledge of the industry and independent sources. This data involves a number of assumptions and limitations, and a reader is cautioned not to give undue weight to such estimates. Similarly, we believe our internal research is reliable, even though such research has not been verified by any independent sources. While we believe the market position, market opportunity and market size information included in this annual report is generally reliable, such information is inherently imprecise. In addition, information relating to projections, assumptions and estimates of our future performance and the future performance of the industry in which we operate is necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in "Item 1A—Risk Factors" and elsewhere in this annual report. These and other factors could cause our results to differ materially from those expressed in the estimates made by third parties and by us.

Business Overview

        We are one of the leading providers of tax preparation services in the United States and Canada. As measured by both the number of returns prepared and the number of retail offices, we are the third largest and fastest growing national retail preparer of individual tax returns in the United States and the second largest retail preparer of individual tax returns in Canada. From 2001 through 2012, we have grown the number of U.S. tax returns prepared in our offices from approximately 137,000 to nearly 1.8 million. These services and related financial products are offered primarily through franchised locations, although we operate a very limited number of company-owned offices each tax season. All of the offices are operated under the Liberty Tax Service brand. Since the 2001 tax season and through the 2012 tax season, our percentage share of the paid tax preparation market in the United States has increased from 0.2% to more than 2%.

        From 2001 through 2012, we grew our number of tax offices from 508 to nearly 4,200. We and our franchisees operated 3,920 of those offices in the United States during the 2012 tax season, a 9.2% increase over the 2011 tax season, when we operated 3,590 offices, which was itself a 9.3% increase over the number of offices operated in the 2010 tax season.

        The following table indicates the number of offices open at any point during the tax season and the number of total tax returns filed through these offices during the fiscal year ended April 30 of each year.

	2008	2009	2010	2011	2012
Offices	2,695	3,091	3,531	3,845	4,183
Tax returns prepared in our offices	1,456,000	1,632,000	1,795,000	1,946,000	2,075,000

        We provide our customers with value-added federal and state tax preparation services and related financial products both in retail offices and online. Our target customers include taxpayers who for reasons of complexity, convenience or the need for prompt tax refunds desire the assistance of assisted tax preparation services. Our customer growth is driven by our ability to capture an increasing share of a continuously expanding tax preparation market.

        We believe that our franchise system is the core of our highly scalable business model and the keystone of our growth. Virtually all of the Liberty Tax offices are operated by franchisees. Because we do not own or operate a significant number of tax offices, we are able to focus on marketing, franchisee coaching and support, financial product development and other initiatives that drive our overall success. In addition, our franchise model allows us to grow our tax system with minimal capital expenditures or fixed cost investments.

        Our franchise model has been recognized as an attractive investment opportunity for entrepreneurs. In May 2011, Entrepreneur Media ranked us as the best tax franchise opportunity, as well as the seventh fastest growing franchise system, based on the number of new franchise units added in the U.S. and Canada from 2009 to 2010. On February 8, 2012, Forbes ranked us the seventh best franchise in their "Top 20 Franchises for the Buck" list, based on the estimated minimum initial investment, store survival rate, training hours offered and the total number of franchise locations. We believe our system offers best in class training and support to both new and existing franchisees. We have focused on keeping the cost of establishing a Liberty Tax franchise relatively low compared to other opportunities available to potential franchisees in order to attract motivated entrepreneurs seeking to minimize their initial costs. We believe this low upfront capital requirement, combined with the potential for attractive office level profitability, provides an opportunity for a significant return on investment for our franchisees.

        Our growth is also reflected in our financial performance. Our total revenues grew to $109.1 million in 2012 from $95.5 million in 2011 and $84.6 million in 2010, and our net income increased to $17.4 million from $15.8 million in 2011 and $11.0 million in 2010. Our systemwide revenue, which is the base from which we derive franchise royalties, grew to $359.1 million in 2012, from $338.6 million in 2011 and $304.3 million in 2010. Our systemwide revenue represents the total tax preparation revenue generated by our franchised and company-owned offices.

Our Industry and Market Opportunity

        We believe that Liberty Tax Service is well positioned to increase our share of the paid tax preparation market because of our strong brand, the strength of our franchise model, and our ability to take advantage of industry consolidation.

        During calendar year 2011, there were estimated to have been 142 million tax returns filed with the Internal Revenue Service ("IRS"), of which 131 million tax returns were filed during the 2011 tax season. The IRS expects the number of tax returns to continue to grow, and projects a greater than 5% increase in tax return filings from 2011 to 2016, as illustrated below.

Total Individual Returns

Source: IRS Publication 6149 (revised 11-2011). The "P" designation for calendar years 2012 and later reflects IRS projections, and the "E" designation for calendar year 2011 reflects an IRS estimate.

        The tax return preparation market is divided into two primary distinct sectors: paid tax preparation and Do It Yourself ("DIY") preparation, which includes traditional "pen and paper" preparation as well as DIY preparation through online and software-based tax products. Although recent years have seen growth in the relative portion of the DIY sector that has been captured by online and software-based tax products, the separate paid tax preparation sector, in which we and our franchisees primarily compete, has also continued to grow. From the 2001 tax season through the 2011 tax season, the percentage of returns prepared in the DIY sector has varied from 37% to 42%, with 39% of returns in the 2011 tax season prepared in the DIY sector.

        The percentage of returns filed through paid tax preparers has likewise remained relatively stable over the past decade, with material year-to-year variations generally in years where government tax rebate programs cause a spike in filings by taxpayers who might otherwise not have filed, or where recessionary conditions, as in 2009, temporarily depress filings. The growth in the number of individual returns reflects a consistent trend over many years, and the historical data and projected IRS information indicates that both the number of individual returns prepared and those prepared by paid tax preparers have increased and we believe it will continue to increase at a relatively constant rate over the next several years. Since the 2001 tax season and through the 2012 tax season, our percentage share of the paid tax preparation market in the United States has increased from 0.2% to more than 2.0% based on IRS data.

        We believe, based on available data, that less than 25% of the paid tax preparation market was represented by the national retail tax preparation companies: Liberty Tax and our two national competitors, H&R Block and Jackson Hewitt, each operating under a different business model. While virtually all of our offices are operated by franchisees, H&R Block primarily operates company-owned offices and Jackson Hewitt operates a mixture of franchised and company-owned offices. The remaining paid tax preparation market is primarily comprised of tens of thousands of independent tax preparers operating at a local and regional level. We believe most of these independent preparers operate individual or a limited number of locations.

Our Business Strengths

        We attribute our success in the retail tax preparation industry to a number of strengths:

        We are a market leader in providing retail tax preparation services.    We are presently the third largest provider of retail tax preparation services in the United States and the second largest provider of retail tax preparation services in Canada as measured by number of tax returns prepared and the number of retail offices. We currently have a network of 2,098 franchisees and had nearly 4,200 offices for the 2012 tax season, the majority of which had been opened within the past five years, and many of which are in the initial stages of growth. We believe that there is no existing smaller competitor in the retail tax preparation market that could challenge our market position on a national scale due to the expense and length of time required to develop the infrastructure, systems and software necessary to create and support a nationwide network of tax preparation offices. As a result, we believe that it would be difficult for an additional national competitor to emerge in our market for the foreseeable future. Moreover, our brand identity and substantial growth have helped us cement strong repeat business in our offices. Our brand is reinforced by our Liberty logo and our unique advertising techniques, which include personalized and highly visible marketing strategies. We believe our model creates a powerful platform that allows our franchisees to continue to grow their scale and profitability as they become more seasoned.

        A highly scalable and attractive franchise business model.    Our franchise model enables us to rapidly expand while keeping capital expenditures and fixed cost investments low. Virtually all of our offices are operated by franchisees, which allows us to focus on marketing, training and expanding our value-added services, while our franchisees focus on locating and opening new office locations and increasing the number of customers at existing locations. We believe that our time-tested and proven franchise strategy, when combined with the economics of our low-cost franchise model, enables us to grow our brand by attracting highly motivated entrepreneurs. Our standard franchise fee per territory is $40,000, which is typically lower than other franchise opportunities, and we offer our franchisees flexible structures and financing options for franchise fees and royalty payments. We believe we offer a stable franchise opportunity and have designed our franchise model to closely align our interests with those of our franchisees in an effort to promote their profitability and return on investment. Our status as a market leader is demonstrated by the fact that we continue to be highly ranked in independent national publications that rank the attractiveness of franchise opportunities and franchisee satisfaction.

        Our franchisee and consumer-oriented strategy drives our success and enhances our relationships with our franchisee base.    We believe that we must deliver value to both our franchisees and their customers to further drive our success. We encourage a collaborative and open culture among our franchise base and are proactive in providing ongoing training opportunities to both new and established franchisees. We actively manage our franchise base by enforcing franchisee performance standards in order to optimize systemwide revenue and the royalties we receive from our franchisees. Because of the room for growth in our franchise system, we provide our high-quality franchisees the opportunity to increase the number of offices they own and operate. Our franchise model appeals to a select group of highly motivated individuals who are attracted to a platform that requires them to be intensely focused during the relatively short tax season but also enables them to pursue other business and personal endeavors throughout the rest of the year. Because the personal success of our franchisees is directly tied to the success of their individual offices, we believe our franchisees are more focused than the operators of our primary competitors' non-franchised offices on both providing a positive customer service experience and delivering value to their customers.

        The paid tax preparation business is inherently a neighborhood business, and we support our franchisees in utilizing our model in a way that allows them to maximize the success of their offices. Franchisees interact directly with existing and potential customers, which drives high customer loyalty within their market areas. In addition, we recognize that some of our customers value the wide range of financial products we enable our franchisees to provide. We have consistently endeavored to provide our franchisees access to a full range of competitive products and services, including ERCs, prepaid debit cards loaded with their tax refund amounts, RALs and ICAs, along with other electronic filing products and services. We utilize this mix of franchisee support and services to mitigate the challenges of a franchise business model, which include our lack of direct control over day-to-day operations in the tax offices and our reliance on franchisee growth and expansion to grow our business.

        The evolving legal and regulatory climate surrounding some of the financial products that we have made available to our franchisees and their customers has required us to adapt quickly to new limitations that made it more difficult to offer customers the same financial product choices as were available in prior tax seasons. We have adapted to these challenges by developing alternatives for customers and by ensuring that we are a market leader in this area, and although the law and regulations may continue to change, we expect to be able to continue to give our franchisees and their customers a range of financial product choices that will be at least as broad as that offered by our competitors.

        Our experienced management team has a proven track record.    Our senior management team has significant experience in the tax preparation industry. Our founder, Chairman and CEO, John Hewitt, is a pioneer in the tax preparation industry. Prior to Liberty Tax, Mr. Hewitt began his career with H&R Block and was the founder of Jackson Hewitt. Likewise, our Chief Operating Officer, Rufe Vanderpool, has been with Liberty since 2004, and has been in the tax preparation industry since 1998, and our Chief Financial Officer, Mark Baumgartner, has been with us since 2003. Many of our other key personnel also have a long history of working in the tax preparation industry.

Our Growth Strategy

        We believe we are uniquely positioned within the retail tax preparation industry to seize the available growth opportunities. Our strategy for growth includes:

        We plan to grow our number of franchised office locations within the U.S.    We plan to aggressively expand our number of office locations. We believe there is substantial untapped potential for us to add more than 7,000 additional offices, after which we would be comparable to the size of our largest national competitor, H&R Block. We believe we can increase the average number of tax offices operated by our franchisees by continuing to offer programs and support designed to encourage franchisees to expand their business. For example, we intend to place new and existing franchisees in remaining undeveloped geographic territories. We have recently begun to offer existing franchisees the ability to operate in additional territories for one tax season before electing to acquire those territories. We believe we can achieve this growth because we have a significant number of undeveloped territories. We also offer several innovative programs for new and existing franchisees, including a "zero franchise fee" alternative that allows franchisees to minimize their initial investment in exchange for paying higher royalties during the first five years of the franchise term.

        We plan to grow our number of returns.    Many of our offices are relatively new, and as they continue to become more seasoned, will be able to add new customers who we expect will become repeat customers. Approximately 42% of our retail offices open during the 2012 tax season were in the first three years of operation, providing substantial room to add additional customers. Our new retail offices typically experience their most rapid growth during their first five years as they develop customer loyalty, operational experience and a referral base within their community. In addition, we believe that our unique marketing programs, customer oriented services, easy to use tax preparation software, and national presence will continue to drive the number of tax returns prepared in our franchised offices.

        We are poised to take advantage of anticipated industry consolidation and strategic opportunities to increase our number of offices and returns.    We expect to benefit from anticipated industry consolidation as we believe many independent tax preparers will look to exit the industry as they confront increased costs, regulatory requirements and demands to provide financial products. We believe we will be a beneficiary of this consolidation because we are able to more efficiently address changing regulatory requirements due to our scale and also because we have succeeded in providing a fully competitive mix of the kinds of financial products sought by customers. In addition, our reputation in the market should continue to drive new customers to our brand, which will also enhance our position in a consolidating industry. As a result, we believe we will continue to accrete market share by virtue of our attractive platform for preparers and for new franchisees looking to capture customers from exiting independent preparers. We may also consider larger strategic transactions if those opportunities arise.

        We may strategically acquire Area Developer ("AD") areas.    We operate under a two-tier franchise system, which includes franchisees operating retail offices in "territories" that encompass a target population of approximately 30,000 people and ADs that operate in areas that include large clusters of territories. We use ADs to help us build out our retail franchise base by marketing available franchise territories. We initiated our AD program in 2001, at a time when we were seeking to accelerate the growth of our franchise system. We continued utilizing the AD program in recent years to focus on areas with large underdeveloped groups of territories we believed would benefit from the dedicated sales attention that an AD would bring to our franchise sales process. We presently have 182 active AD areas, and as of April 30, 2012, those areas had 3,991unsold franchise territories located within them. Our arrangements with our ADs require us to pay a substantial portion of the franchise fees and royalties we receive to our ADs. Although we still expect to grow our franchise network through the sale of new AD areas, opportunities often arise to acquire underperforming AD areas or AD areas in more mature markets at favorable terms, offering us better future profitability from the associated franchise locations as a consequence of repurchasing the area rights of those ADs.

Our Business

        Our business involves the provision of retail federal and state income tax preparation services and related products in the United States and Canada. Virtually all of our services are provided through franchised offices, and for the 2012 tax season, our services were offered in 4,183 retail offices, of which 3,920 were in the United States (with the remainder in Canada) and 3,840 of our retail offices in the United States, or more than 98%, were owned by franchisees. Unlike some of our primary national competitors, we have maintained a relatively simple business model. We have not attempted to diversify into banking or mortgage operations. By building on steady growth since our founding and using our available financing to fund operations between tax seasons, we have avoided excess leverage while ensuring minimal outstanding indebtedness at the end of each tax season. At April 30, 2012 and 2011, for example, we had no outstanding balance under our revolving credit facility (although at April 30, 2012 our new term loan was outstanding). Our focus since inception has been on growing the number of Liberty Tax offices, increasing the number of tax returns prepared by those offices, and enhancing profitability by offering services and products that continue to build the Liberty Tax brand.

        In the 2012 tax season, we and our franchisees in the United States accounted for almost 1.8 million tax returns filed through our retail offices, and approximately 113,000 additional tax returns filed through our online tax software, eSmartTax. Because some of our competitors have been unable to offer a full range of financial products over the last two tax seasons, and because we believe we are positioned to maintain a competitive set of products to offer in the financial products area, we believe there is a substantial opportunity to combine our retail office growth with an increase in the number of returns we and our franchisees produce on a per office basis.

        A typical tax season consists of two primary filing periods: a "first peak" involving filers who file relatively quickly after receiving their Forms W-2, and late-season filers who file during the weeks leading to the usual April 15 federal tax filing deadline. In the 2012 tax season, 63% of returns filed in our retail offices were filed between January 1 and February 29, and an additional 17% were filed between April 1 and April 17.

Liberty's Franchise Model

        We rely on a franchise model for our growth. Although our larger primary competitors maintain a mix of franchise locations and company-owned offices, we have determined that we can best grow our company by increasing our franchisee base, and the number of offices operated by our existing franchisees. We have also included in our franchisee model the sale of AD areas, and under this AD model, we make large clusters of territories available to an AD who is responsible for marketing the available franchise territories within the larger AD area in order to help us fill gaps in our franchise system. As described below, when we utilize an AD to assist us in franchise sales, we receive revenue from the sale of the AD area, but sacrifice a portion of the franchise fees and the royalty stream from the franchises within the AD area.

        Franchise territories.    We have divided the United States into approximately 10,000 potential franchise territories. We attempt to draw territory boundaries so that each territory has a target population of approximately 30,000 people. Franchisees are permitted to open more than one office in a territory, and within the territory they may also be the beneficiary of the opportunity to open offices located in a retail operation in which we have the opportunity to place a tax preparation kiosk. We presently have kiosk arrangements with certain Kmart, Sears and Ace Cash Express stores, and had 121 such kiosks open during the 2012 tax season.

        As of April 30, 2012, our largest franchisee operated 24 tax locations, and a majority of our franchisees operated two or fewer tax locations. As part of our growth strategy, we anticipate increasing substantially the average number of offices per franchisee, by encouraging more of our franchisees to acquire and open additional franchise territories. We anticipate that a significant number of our franchisees may elect to remain single-office owners, but that others will be attracted to the opportunity to grow their revenue base and overall profitability by enjoying the economies of scale associated with multi-unit operations. Because we continue to have measurably fewer offices than our two largest competitors, we believe that we have a significant number of additional territories available that will allow us to implement this business model, and we are devoting a substantial amount of our sales efforts to providing opportunities to existing franchisees to acquire additional territories.

        AD areas.    We initiated our AD program in 2001, at a time when we were seeking to accelerate the growth of our franchise system. We presently have 182 active AD areas, and as of April 30, 2012, those areas had 3,991 unsold franchise territories located within them. We continued utilizing the AD program in recent years to focus on areas with large underdeveloped groups of territories we believed would benefit from the dedicated sales attention that an AD would bring to our sales process. Our franchise fees for AD areas vary based on our assessment of the revenue potential of each AD area, and also depend on the performance of any existing franchisees within the AD area being sold. Our ADs generally receive 50% of both the franchise fee and royalties derived from franchises located in their AD areas and are required to provide marketing and operational support.

        We strategically repurchase AD areas from existing ADs. In fiscal 2012, we spent $7.7 million to repurchase 12 AD areas. Because AD franchise agreements generally require us to pay 50% of both the franchise fees and royalty revenue derived from franchises located in their AD areas to our ADs, we expect that the repurchase of those AD areas will provide additional royalty and franchise fee income to our revenues in future periods. In fiscal 2012, our ADs in the aggregate earned $3.4 million in franchise fee revenue and $20.1 million in franchise royalties.

        When we engage in repurchases of AD areas, we generally value the area by using a discounted cash flow calculation, and we purchase the area on a basis that reflects our expected return from recapturing the post-purchase royalty stream that would otherwise have been paid to the AD. By repurchasing areas at a price that provides liquidity to an AD, we are able to pay off indebtedness of that AD to us, where applicable, and secure the full benefit of franchisee royalty streams for periods after the completion of the repurchase.

        Franchise sales process.    We engage in an active marketing process, both directly and through our ADs, in order to sell additional franchise territories. Our sales process includes sales to new franchisees, as well as the sale of additional territories to existing franchisees willing to expand into additional territories. For new franchisees, the process includes multiple steps that culminate in a week-long training session that we call Effective Operations Training. We generally require a new franchisee to pay the entire franchise fee for the franchisee's first territory at the time of acquisition, although as described below, we often provide funding for additional territory purchases by both new and existing franchisees. In June 2011, we announced a new franchise sales program pursuant to which new and existing franchisees could obtain selected unsold territories without the payment of a franchise fee. Territories acquired under this program, as described below, require higher royalty fees during the first five years of the franchise agreement, but involve less initial financial risk to a potential franchisee. We also utilize advertising in national publications, appearances at conventions and trade shows at which we believe potential franchisees may be present, and various direct marketing techniques, in order to obtain and pursue franchisee leads.

        During fiscal 2010, we began to offer two new franchise purchase programs, a "rent to own" program and a "try before you buy" program, both of which were designed to allow existing franchisees to acquire additional territories with minimal risk. In both of these programs, which are designed for the purchase of unsold territories, we allow an existing franchisee that is willing to pursue expansion to operate a territory without an obligation to pay a franchisee fee during the first tax season. If the franchisee operates the territory and elects to retain ownership of the territory, the territory becomes subject to a standard franchise agreement and the payment of the standard franchise fee.

        Because of the uncertainty surrounding the availability of financial products, the difficulty that many independent and smaller tax preparers are having accessing sources of financial products, and an increasingly cumbersome regulatory climate, we believe that there is an opportunity to convert independent tax preparers, including smaller multi-unit operations, to Liberty Tax franchisees. We are expending significant marketing effort to encourage these conversions, and because these operations involve existing tax operations, generally offer more favorable terms to these prospective franchisees than we make available for undeveloped territories.

        Our franchise agreements.    Under the terms of our standard franchise agreement, each franchisee receives the right to operate a tax return preparation business under the Liberty Tax Service brand within a designated geographic area. Similarly, our agreements with ADs permit ADs to market franchise territories within a designated multi-territory area. Franchise agreements have an initial term of five years and are renewable. The agreements impose various performance requirements on franchisees, require franchisees to use our LibTax software and equipment designated by us, and obligate our franchisees to operate in their offices in accordance with standards we establish. These standards include specified in-season and out-of-season opening hours, criteria for the location of franchise offices, requirements related to tax preparers and other office employees, and minimum performance standards. Our agreements also require our franchisees to comply with applicable state and federal legal requirements. Although we do not control and are not responsible for any compliance issues that could be caused by our franchisees or their tax preparers, we provide guidance to our franchisees regarding their compliance obligations, including the provision of standard advertising templates, training materials that include detailed compliance information, and systems that alert them to unusual activity. We also use a variety of means to identify potential issues.

        Each year, as part of our active management of our franchise base, we terminate a number of franchisees, and other franchisees voluntarily relinquish their territories, often in exchange for our forbearance on the remaining indebtedness owed to us in connection with the franchise territory. In fiscal 2012 and fiscal 2011, respectively, approximately 341 and 316 retail tax locations that had been open were subject to voluntary and involuntary franchise terminations. We resold many of these territories to new or existing franchisees, closed other office locations, and maintained a limited number of office locations that we were not able to resell before the subsequent tax season as company-owned offices. In order to protect our competitive position, we regularly take actions to enforce the non-competition obligations and restrictions regarding customer lists and our trademarks and service marks contained in our franchise agreements.

        When a franchisee's right to operate a franchise location is terminated, voluntarily or involuntarily, we evaluate the open office in order to determine whether it will be appropriate to resell that territory, including the existing office location, to a new or existing franchisee. As indicated below, the purchase price for an existing territory differs from the purchase price for an undeveloped territory, because it is based on our assessment of the value of the existing office operation.

        Company-Owned Offices.    We intentionally operate very few company-owned offices. As of April 30, 2012, we operated 94 company-owned offices in the United States and Canada. Tax returns prepared by our company-owned offices represented approximately 2% of the total number of tax returns prepared in the Liberty Tax system in the 2012 tax season. We focus primarily on growing through the opening of new franchise locations, and most of the company-owned offices we operate in a given tax seasons were offices that were previously owned by former franchisees who have ceased operations or did not meet our performance standards. Rather than close offices that we believe have the potential to be successful, we attempt to resell these offices, and when we fail to do so before the beginning of a tax season, we operate company-owned offices through a tax season and until we can resell them at a later time. For this reason, the offices that we operate as company-owned offices change substantially from season to season.

        Franchise fees and royalties.    New franchisees (and existing franchisees acquiring additional territories) presently have several options for acquiring a new undeveloped territory:

  •
  For new franchisees purchasing their first territory, payment of a franchisee fee of $40,000, all of which is generally expected to be paid at the time of acquisition of the franchise.

  •
  For existing franchisees acquiring additional territories, payment of a franchise fee of $40,000, of which 20% must be paid as a down payment and the balance (subject to credit approval) may be subject to a loan from us.

  •
  For existing franchisees willing to expand, use of our "try before you buy" or "rent to own" options, which require the same 20% down payment, but allow the franchisees to defer the payment of franchise fees until they have operated the territory for most of one tax season and elect to keep the territory.

  •
  Alternatively, new and existing franchisees can opt for our new "zero franchise fee" alternative, which allows a new territory to be acquired without the payment of the franchise fee, upon delivery of a minimal security deposit, subject to a franchise agreement that will impose higher royalties, as described below.

When we resell franchises in existing territories, we base the fees payable by a franchisee on the revenue generated by the tax location in prior years, and in some cases may make the "rent to own" or "try before you buy" options available to prospective purchasers. The purchasing franchisee is required to pay what we consider to be a customer list purchase price, representing the value attributable to the prior operations in the franchised office.

        Our franchise agreement requires franchisees to pay us:

  •
  A base royalty equal to 14% of the franchisee's tax preparation revenue, subject to certain specified minimums.

  •
  An advertising fee of 5% of the franchisee's tax preparation revenue that we utilize to fund our collective advertising efforts.

        Franchisees acquiring territories under our new "zero franchise fee" alternative will be required to pay us franchise royalties of 25% through the first five tax seasons and thereafter 14% of their tax preparation revenue. These franchisees are also required to pay us advertising fees of 5% each tax season.

        Our franchisees generally pay royalties and advertising fees to us during the month following the month in which they accrue. When a franchisee becomes past due on those payments, we have the ability to collect from our franchisees through a "fee intercept" mechanism. Because our franchisees are required to use our electronic systems to make electronic filings for customers, franchise fees and other amounts payable to us by our franchisees can be deducted from the amounts otherwise payable to the franchisee once a tax return is funded by the IRS or state taxing authority. This fee intercept mechanism minimizes our credit risk.

        Franchisee loans.    We provide a substantial amount of lending to our franchisees (including ADs). In addition to allowing franchisees to defer a portion of their franchise fees, which they pay over time, our franchisees utilize working capital loans to fund their operations between tax seasons, and expenditures they need to make in order to prepare for the following tax season. At April 30, 2012, our franchisees and ADs were indebted to us in the total amount of $119.8 million, and we had recorded an allowance for doubtful accounts of $7.1 million. This indebtedness generally takes one of the following forms:

  •
  The unpaid portion of franchise fees (including AD franchise fees), which does not represent a cash advance by us to the franchisee, but a loan of the franchise fee, generally payable over four (territory franchise fees) to eight years (AD franchise fees).

  •
  Amounts due to us in connection with the purchase price of customer lists for franchisees acquiring previously opened territories. The notes for these amounts are generally payable over five years following the acquisition.

  •
  Annual working capital loans made available to qualified franchisees between May 1 and January 31 each year, which are repayable to us by the end of February of the following year.

  •
  Amounts payable in connection with promissory notes given to us for royalty and advertising fee amounts due to us for prior periods, but not paid by a franchisee on a timely basis.

        We utilize our fee intercept mechanism in order to ensure repayment of these amounts by our franchisees, ensuring that repayment occurs from the stream of revenues our franchisees receive from tax preparation and other services. In addition, when a franchise is held by an entity, rather than an individual principal, we generally require an individual guaranty of the franchisee indebtedness.

        Franchisee support.    We provide substantial support to our franchisees in a variety of ways. Our franchise agreement requires our franchisees to adhere to certain minimum standards, including the use of tax preparation software we provide, the use of computers and other equipment that we select (but that we do not sell to them), training requirements and other criteria. We make substantial training opportunities available to our franchisees and their prospective employees, and we require each franchisee to send representatives to a week-long Effective Operations Training seminar before they are allowed to operate a franchise location. We also make intermediate and advanced training available to our franchisees, offer "Tax School" classes for franchisees and prospective tax preparers, and provide substantial phone and internet-based support, particularly during the tax season. During the tax season, we maintain a fully-staffed operations center, with extended hours, at our corporate headquarters in Virginia Beach, Virginia. During the peak tax season, we hold daily conference calls in which we share and allow other franchisees to share recommendations and techniques for improving office performance, and in which we emphasize the importance of implementing the marketing plan that we recommend as part of our franchisee training.

        Our NextGen project is also an integral part of our determination to deliver an improved level of service to our franchisees. In addition to integrating our online and retail-based tax preparation software, we expect the NextGen project, when fully deployed, to improve the ability of our franchisees to comply with financial information protection requirements by moving most tax preparation information to a secure centralized platform, and to provide web-based support services in a way that will be both more accessible to our franchisees and their employees and less expensive for us to provide.

Marketing and Advertising

        Our marketing and advertising includes both the marketing efforts we provide and those carried out by our franchisees.

        We fund many of our direct marketing efforts using the 5% marketing and advertising fee paid to us by our franchisees. A portion of these fees are made available directly to franchisees to enable them to purchase from third-party vendors marketing and advertising materials that have been developed and approved by us. The remaining fees are used in connection with our provision of advertising and marketing support to our franchisees, including the maintenance of an "ad builder" program that our franchisees use to produce a variety of advertising materials. These fees are also used in connection with our national, regional and local marketing efforts, which are designed to increase brand awareness and attract both early season and late season customers. The direct advertising and marketing support that we provide often includes direct mail and yellow pages advertising (and its online equivalent). We have the capability, and provide the capability to our franchisees, to create sophisticated and demographically targeted advertising programs, and programs that target previous customers.

        We embrace and expect our franchisees to adopt what we describe as "guerrilla" marketing techniques, which are intended to create awareness of our franchisee's services and products. For example, we have pioneered the use of "wavers," costumed employees, usually dressed in Lady Liberty costumes, who wave at passing cars and pedestrians and thereby remind potential customers of the availability of Liberty Tax's services. We believe that offices that deploy wavers enjoy substantially greater success than those that decline to utilize this marketing technique. We utilize our website, which includes an office locator, to direct customers to our franchise locations, but because of the significant regulation to which we and our franchisees are subject, do not permit our franchisees to operate independent websites. We also furnish franchisees with complete pre-approved advertising packages, designed to comply with the variety of federal and state regulations that govern the advertising of our services and products. We also encourage our franchisees to utilize discount coupons and other mechanisms to drive additional customers to their offices.

Tax Courses and Training Preparers

        Our franchised and company-owned offices offer a comprehensive catalog of tax education courses. Our basic income tax courses consist of approximately 60 hours of learning and provide students with a general working knowledge of individual income taxes and tax return preparation. We also offer a series of advanced and intermediate courses of varying length to provide a more in depth level of learning to those individuals who already possess a basic understanding of income taxes and income tax return preparation. These courses develop a general interest in tax return preparation and also create public awareness of our brand. Many of the students taking these courses develop an interest in tax return preparation as a career and often become tax preparers for franchisees or our company-owned offices, or later become franchisees. We generally charge our franchisees for the cost of the manuals used to teach our tax preparation courses, and in some jurisdictions, we or our franchisees charge students taking these courses fees that are commensurate with the cost of offering the program and that are designed to ensure that the students taking the courses have a bona fide interest in tax preparation. Our operation of our tax education courses is designed by us to be effectively revenue neutral, and our tax courses are neither a source of significant revenue nor a significant cost in any fiscal year.

Tax Preparation in the Liberty System

        Through our franchisees, we offer tax preparation services and related financial products to our tax customers. The services and products that our franchisees implement are designed to provide streamlined tax preparation services for taxpayers who for reasons of complexity, convenience or the need for prompt tax refunds seek assisted tax preparation services.

        LibTax software.    Our proprietary tax software program, "LibTax" was first deployed for the 2007 tax season, and offers an interactive question-and-answer format that is easy for our retail office tax preparers to use, and that facilitates tax preparer training. A substantial number of changes are made each year to tax laws, regulations and forms that require us to expend substantial resources every year to develop and maintain tax preparation software, at both the federal level and for every state with income tax filing requirements, that will be ready to be deployed in every Liberty Tax office before the beginning of the tax season.

        Electronic filing.    The LibTax software also allows tax customers to have their federal and state income tax returns filed electronically. Electronic filing permits taxpayers to receive tax refunds substantially sooner than when a tax return is filed on paper through the mail. Based on information made available by the IRS, we believe that an electronically-filed return for which a refund is direct deposited into a bank account takes an average of 8-15 days for the refund to be made available to a taxpayer, while a refund associated with a mailed return will take 3-5 weeks if the refund is to be direct deposited and 4-6 weeks if the refund is to be mailed to the taxpayer using a government check. Although our software will permit a customer's return to be printed and filed as a paper return, substantially all of our customers utilize the electronic filing option available through our software.

        Our financial products.    We offer financial products to our tax preparation customers because we believe that a substantial portion of our prospective customer base places significant value on the ability to monetize their expected income tax refund more quickly than they would be able to do if they were to file their tax return without utilizing the services of a paid tax preparer. We offer two types of financial products: "refund transfer" products, which involve providing the means by which a customer may receive his or her refund more quickly and conveniently, and refund-based loans.

        Refund transfer products.    Many of our tax customers seek products that will enable them to obtain access to their tax refunds more quickly than they might otherwise be able to receive those funds. We believe that a substantial number of our customers are "unbanked," in that they do not have access to a traditional banking account, and therefore cannot make such an account available to the IRS and other tax authorities for the direct deposit of their tax refunds. Additional customers may have access to a traditional banking account, but for personal reasons, may prefer not to utilize that account for the deposit of their tax refunds. We call our refund transfer product an electronic refund check, or ERC. An ERC involves:

  •
  a direct deposit of the customer's tax refund into a newly established temporary bank account in the customer's name that we establish with one of our banking partners, such as Republic

    Bank & Trust Company ("Republic Bank") or other banks that have contracted with JTH Financial, LLC ("JTH Financial"), one of our subsidiaries.

  •
  delivery to the customer of a paper check or a prepaid card containing the balance of the customer's refund after the payment of tax preparation and other fees.

        When the prepaid card option is elected, the card is issued through one of our financial product partners, NetSpend, and is branded with the Liberty Tax logo. In the 2012 tax season, approximately 17,000 of our customers utilized NetSpend cards. When we deliver a physical refund check to a customer, we are generally able to print the check in one of our retail tax offices on check stock provided by the bank, within a matter of hours after the electronic deposit of the customer's refund has been made to the customer's temporary account. We also enter into check-cashing arrangements with a number of retail establishments, including Walmart, which facilitates the ability of our customers to monetize their check even when they do not have traditional banking relationships.

        We offer ERCs both through Republic Bank and in conjunction with other service providers, including providers that have contracted with JTH Financial. Consumer advocacy organizations and some government officials have asserted that non-loan financial products, such as the ERCs we offer, should be treated as loan products or otherwise be more heavily regulated. That argument is also the basis for several lawsuits recently filed against us. We believe the ERC does not represent a loan, but is merely a means by which a customer's tax refund is delivered after it is received from the taxing authority, but some of these organizations and government officials have alleged that because many customers elect to pay their tax preparation fees out of their tax refunds, such as when their transaction with us is complete because we have delivered the tax refund to them, the "deferral" of the tax preparation should be considered a loan, and the fees related to the ERC should be characterized as interest. We do not believe this interpretation will be successful, but if it is successful, it may be more difficult for us to continue to offer ERCs to all our customers. See "Item 1A—Risk Factors—Risks Related to Regulation of Our Industry—Federal and state regulators may impose new regulations on non-loan financial products that would make those products more expensive for us to offer or more difficult for our customers to obtain" and "Item 1A—Risk Factors—Risks Related to Regulation of Our Industry—We may be unsuccessful in litigation that characterizes ERCs as loans, which could subject us to damages and additional regulation, and which could adversely affect our ability to offer financial products and have a material adverse effect on our operations and financial results."

        Our ability to offer ERCs depends on the ability and willingness of Republic Bank and other financial institution service providers to make available the bank accounts into which our customers have their tax refunds deposited. If our financial institution service providers become unable to offer these accounts because of regulatory action, or if our service providers determine that they are unwilling to continue to offer these accounts, or cannot furnish accounts sufficient to meet the demand of our customers, we may not be able to offer ERCs to all our customers. See "Item 1A—Risk Factors—Risks Related to Regulation of Our Industry—If our financial product service providers become unable or unwilling to enable us to offer ERCs, we may be unable to offer financial products to our customers."

        Loan-based products.    The traditional form of refund-based lending has been the RAL, which is a tax refund secured loan that has traditionally been offered by tax preparers through third-party banks. The loan is generally a short-term loan that is expected to be paid in full when the customer's tax refund is received, usually within two weeks of electronic filing of the customer's tax return. The lending bank charges interest on the loan, and both the bank and the tax preparer or other facilitator of the loan may charge other fees associated with the loan. Because of the extreme short-term basis of these loans, the fees and interest charges often represent a nominally high interest rate when expressed as an annual percentage rate, even when the total fees and interest are actually a relatively small proportion of the loan amount. Because of this, the RAL has been attacked as unfair to consumers by consumer advocates and by some government officials.

        Prior to the 2010 tax season, some of the larger banks that had previously provided funding for RALs exited the RAL market, in some cases because of regulatory issues unrelated to their RAL lending. Before the 2010 tax season, one of the banks that Liberty partnered with for RAL products announced in December 2009 that it would not be offering RALs in the 2010 tax season, and we were able to contractually secure additional lending capacity from another bank with which we previously partnered, Republic Bank. For this reason, we were able to offer RALs in all of our eligible offices in both the 2010 and 2011 tax seasons. However, in August 2010, the IRS announced it would no longer provide banks and tax preparers with access to what was known as the debt indicator, or the DI. The DI had previously been made available by the IRS, and provided an indication of whether a taxpayer had an existing lien or other claim against his or her refund that would prevent a RAL from being repaid as expected from the taxpayer's refund. Due to the absence of the DI, RALs became more difficult to underwrite, and Republic Bank responded to this issue in part by tightening customer eligibility standards for RALs, reducing the maximum amount of a RAL, and reducing the proportion of a taxpayer's expected tax refund that would be made available through a RAL. These restrictions were also applied by Republic Bank during the 2012 tax season. During the 2010 tax season, our customers obtained approximately 248,000 RALs, with an average loan amount of $3,160. In the 2011 tax season, our customers obtained approximately 112,000 RALs from Republic Bank, with an average loan amount of $1,561. In the 2012 tax season, the number of RALs our customers obtained from Republic Bank dropped to approximately 75,000, with an average loan amount of $1,561.

        In February 2011, the Federal Deposit Insurance Corporation ("FDIC") initiated an administrative proceeding against Republic Bank seeking to force Republic Bank to cease engaging in RAL lending. In December 2011, Republic Bank settled its administrative proceeding with the FDIC, and as part of that settlement, agreed to discontinue offering RALs following the completion of the 2012 tax season. Given the aggressive position taken by the FDIC against Republic Bank in that administrative proceeding, we do not believe that other federally-insured financial institutions are likely to enter the RAL business. See "Item 1A—Risk Factors—Risks Related to Regulation of Our Industry—Republic Bank's discontinuation of RALs after the 2012 tax season could affect our ability to attract and retain customers."

        With these uncertainties in mind, we have explored the provision of alternative loan-based financial products to tax customers through JTH Financial. During the 2011 tax season, we engaged in pilot projects designed to provide loans through our ICAs to customers in one state, and during the 2012 tax season, we provided loans through ICAs to customers in seven states. We expect to continue to expand the ICA program for the 2013 and subsequent tax seasons. In order to make these loans available, we have partnered with a non-bank lender and another party to assist us in developing underwriting criteria for these loans, and developed our own proprietary system to handle these transactions. We receive income from the provision of these products through the payment of fees for services by our financial product partners, but we also take additional risk because we guarantee the repayment of these loans. Moreover, we do not expect to be able to offer ICAs in all the states in which we previously offered RALs through Republic Bank. See "Item 1A—Risk Factors—Risks Related to Regulation of Our Industry—The loan products that we offer through non-bank lenders may be limited in scope and may be more expensive and subject to greater risk of loss."

        Notwithstanding our inability to offer RALs in future tax seasons, and likely limitations on our ability to offer ICAs in all jurisdictions, we believe the continued availability of ERCs will enable us to continue to offer an adequate mix of financial products to our customers. As noted above, the number of RALs obtained by our customers has declined significantly since the 2010 tax season. However, the "attachment rate" for financial products, which we define as the rate at which our customers elect one of the financial products we offer, irrespective of whether the product is a loan-based product or an

ERC, has remained relatively stable, and was 52% in the 2010 tax season, 54% in the 2011 tax season, and 51% in the 2012 tax season. The stability of this attachment rate reflects the fact that as our customers have obtained fewer RALs (whether voluntarily or as a result of their reduced availability), they have generally shifted their financial product choice to ERCs.

        Integration of product offerings.    The LibTax software makes each of our product offerings available to our customers, including loan-based products and refund transfer products. We believe that this integration of our products into our tax preparation software is essential to attracting customers to the tax preparation services offered in our retail office locations.

        Our NextGen project.    Our NextGen project, which we hope to deploy fully in time for the 2014 tax season, will fully integrate our existing LibTax and online tax offerings, so that customers will be able to move between the two offerings, and access all of our tax products and services through both offerings. Additionally, this product will move us from managing software at individual office PC locations to a browser-based system. Through April 30, 2012, we have incurred $14.5 million in expenditures in connection with the development of our NextGen project, including $7.7 million in fiscal 2012. We anticipate approximately $7.5 million in additional expenditures to complete the development of this project.

Online Tax Preparation

        In the 2012 tax season our online customers prepared approximately 113,000 tax returns using our online tax offering, eSmartTax, an increase from the 98,000 tax returns prepared in the 2011 tax season. The 2011 returns represented a reduction from approximately 117,000 returns filed in the 2010 tax season using eSmartTax. We originally acquired eSmartTax in 2007, but in 2010 in conjunction with our NextGen project, we determined that the software we acquired in that acquisition was no longer economical to update, causing us to write off $5.6 million in our remaining investment in that acquisition. For the 2011 and 2012 tax seasons, we contracted with CCH to provide the tax software utilized in our online tax offering. Our contract with CCH runs through 2012, but may be extended. For subsequent tax seasons, we expect to be able to deploy the integrated software developed in our NextGen project.

        Although online tax preparation represents an extremely small portion of tax returns prepared and associated revenue, we believe there is a substantial market for customers who wish to prepare their own tax returns using moderately priced online tax preparation products, and that the continued availability of these products will be an important part of our long-term growth, particularly if we are able to successfully integrate our online and retail tax services. At present, because our online tax customers often reside in territories where we have franchisees, the revenue associated with online customers in franchise territories is split with our franchisees on the same basis as the tax preparation services purchased in retail offices.

Competition

        The paid tax preparation market is highly competitive. We compete with tens of thousands of paid tax return preparers, including H&R Block, Jackson Hewitt, regional and local tax return preparation companies, most of which are independent and some of which are franchised, regional and national accounting firms and financial service institutions that prepare tax returns as part of their businesses. We consider the major factors that will affect our ability to successfully compete in our industry to include the following:

  •
  Our ability to continue to grow our franchise base, in order to broaden our national reach and brand recognition.

  •
  Our ability to offer best of class customer and franchisee service and support.

  •
  Consolidation in our industry and our ability to capitalize on such consolidation.

  •
  Our ability to continue to offer a competitive range of financial products.

  •
  Our successful deployment of our NextGen project, which will enable us to continue to improve our office interface, customer targeting and the ability to move customers between our online and retail tax offerings.

        We also face increased competitive challenges from the online and software self preparer market, including the Free File Alliance ("FFA"), a consortium of the IRS and online preparation services that provides free online tax return preparation, and from volunteer organizations that prepare tax returns at no cost for low-income taxpayers. Certain states may also pass legislation to provide free online tax return preparation and filing from time to time. Our ability to compete in the tax return preparation business depends on our product mix, price for services, customer service, the specific site locations of our offices, local economic conditions, quality of on-site office management, the ability to file tax returns electronically with the IRS and the availability of financial products to offer to our customers.

        We also compete for the sale of tax return preparation franchises with H&R Block, Jackson Hewitt, and other regional franchisors. In addition, we compete with franchisors of other high-margin services outside of the tax preparation industry that attract entrepreneurs seeking to become franchisees. Our ability to continue to sell franchises is dependent on our brand image, the products and services to be provided through the network, the relative costs of financing and start-up costs, our reputation for quality, and our marketing and advertising support.

        Our online tax business, eSmartTax, also competes with a number of companies. Intuit, Inc., the maker of Turbo Tax, is the largest supplier of tax preparation software for online tax preparation services, and H&R Block and TaxAct also have substantial online and software-based products. There are many smaller competitors in the online market, as well as free state-sponsored online filing programs. Price and marketing competition for online tax preparation services is increasing, and many providers offer free tax preparation services to some taxpayers.

Seasonality

        The tax return preparation business is highly seasonal, and we historically generate substantially all of our revenues during the period from January 1 through April 30. In fiscal 2012, we earned 84% of our revenues during this period. We generally operate at a loss during the period from May 1 through December 31, during which we incur costs associated with preparing for the upcoming tax season.

Intellectual Property

        We regard our intellectual property as critical to our success, and we rely on trademark, copyright and trade secret laws in the United States to protect our proprietary rights. We pursue the protection of our service mark and trademarks by applying to register key trademarks in the United States. The initial duration of federal trademark registrations is 10 years. Most registrations can be renewed perpetually at 10-year intervals. In addition, we seek to protect our proprietary rights through the use of confidentiality agreements with employees, consultants, vendors, advisors and others. The primary marks we believe to be of material importance to our business include our Lady Liberty logo, the brand "Liberty Tax," "Liberty Tax Service," "Liberty Income Tax," and "Liberty Canada."

Employees

        As of April 30, 2012, we employed 788 full-time employees, consisting of 394 employees in our corporate operations, primarily located in Virginia Beach, Virginia and 394 employees at our company-owned offices. Many of our employees are seasonal, and by contrast, we had 477 corporate employees and 700 company office employees as of January 31, 2012. We consider our relationships with our employees to be good.

Regulation

        We and our franchisees must comply with laws and regulations relating to our businesses. Regulations and related regulatory matters specific to our businesses are described below.

        Tax return preparation regulation.    Federal law requires tax preparers to, among other things, set forth their signatures and identification numbers on all tax returns prepared by them, and retain for three years all tax returns prepared. Federal laws also subject tax preparers to accuracy-related penalties in connection with the preparation of tax returns. Preparers may be enjoined from further acting as tax preparers if they continually or repeatedly engage in specified misconduct. Additionally, all authorized IRS e-file providers must adhere to IRS e-file rules and requirements to continue participation in IRS e-file. Adherence to all rules and regulations is expected of all providers regardless of where published, and includes, but is not limited to, those described in IRS Publication 1345, Handbook for Authorized IRS e-file providers. Various IRS regulations also require tax return preparers to comply with certain due diligence requirements to investigate factual matters in connection with the preparation of tax returns. The IRS conducts audit examinations of authorized IRS e-file providers and tax return preparers, reviewing samples of prepared tax returns to ensure compliance with regulations in connection with tax return preparation activities. From time to time, certain of our franchisees and company-owned offices are the subject of IRS audits to review their tax return preparation activities.

        The IRS published final regulations in September 2010 that:

  •
  require all tax return preparers to use a Preparer Tax Identification Number ("PTIN") as their identifying number on federal tax returns filed after December 31, 2010;

  •
  require all tax return preparers to be authorized to practice before the IRS as a prerequisite to obtaining or renewing a PTIN;

  •
  caused all previously issued PTINs to expire annually on December 31;

  •
  allow the IRS to conduct tax compliance checks on tax return preparers;

  •
  define the individuals who are considered "tax return preparers" for the PTIN requirement; and

  •
  set the amount of the PTIN user registration fee at $64.25 per year for new registrants and $63.00 for renewals.

        The IRS is also conducting background checks on PTIN applicants. The IRS also published final regulations implementing the individual e-file mandate in March 2011. Additionally, the final regulations require that all individual tax return preparers receive a minimum of 15 hours of continuing professional education ("CPE") each year including ethics and current year tax law update. Although the IRS has not provided final information regarding some aspects of the process for implementing the tax preparer certification requirements, we believe that the tax preparation training we already provide will comply with IRS requirements, and will enable the tax preparers employed by our franchisees to receive the required certification. Attorneys, certified public accountants and enrolled agents who are active and in good standing with their respective licensing agencies are exempt from the competency test and the IRS CPE requirements. All tax return preparers will be required to renew the registration of their PTIN every year, be subject to a renewal fee, a tax compliance check and must self-certify that they have completed the CPE requirements for each year.

        The mandatory examination requirement was not implemented for the 2012 tax season, and so did not materially affect that tax season. All preparers will be required to have passed testing by December 31, 2013, but preparers who did not have a PTIN by April 2012 may be required to complete their testing earlier. We believe that our existing programs for educating, training, and testing to become a Liberty Tax tax preparer will position us well to comply with these new industry-wide standards, and we have been approved as a CPE provider.

        With certain exceptions, the IRS prohibits the use or disclosure by tax preparers of income tax return information without the prior written consent of the taxpayer. The IRS may continue to consider further regulations concerning disclosures or uses of tax return information.

        In addition, the Gramm-Leach-Bliley Act and related FTC regulations require income tax return preparers to adopt and disclose customer privacy policies and provide customers a reasonable opportunity to opt-out of having personal information disclosed to unaffiliated third parties for marketing purposes. Some states have adopted or proposed stricter opt-in requirements in connection with use or disclosure of consumer information. Federal and state law also requires us and our franchisees to safeguard the privacy and security of our customers' data, including financial information to prevent the compromise or breach of our security that would result in the unauthorized release of customer data.

        Financial product regulation.    Federal and state statutes and regulations govern the facilitation of refund-based loans and other financial products. These laws require us, among other things, to provide specific RAL disclosures and advertise RALs in a certain manner. In addition, we are subject to federal and state laws that prohibit deceptive claims and require that our marketing practices are fair and not misleading. Federal law also limits the annual percentage rate on loans for active duty service members and their dependents. There are also many states that have statutes regulating, through licensing and other requirements, the activities of brokering loans and offering credit repair services to consumers, as well as local usury laws which could be applicable to our business in certain circumstances. From time to time, we receive inquiries from various state regulators regarding our and our franchisees' facilitation of RALs and other financial products. We have in certain states paid fines, penalties and other payments, as well as agreed to injunctive relief, in connection with resolving these types of inquiries.

        Potential regulation of ERCs or treatment of ERCs as loans.    Our ERC products may be subject to additional regulation because of potential regulatory changes as well as due to recent litigation asserting that ERCs constitute a RAL or other type of loan because many customers who receive ERCs elect to defer paying their tax preparation fees until their tax refund is received. With respect to possible new regulation, the broad authority of the CFPB may enable that agency to pursue initiatives that negatively impact our ability to offer financial products by imposing disclosure requirements or other limitations that make the products more difficult to offer, or reduce their acceptance by potential customers. See "Item 1A—Risk Factors—Risk Related to Regulation of Our Industry—Recent legislative and regulatory reforms may have a significant impact on our business, results of operations and financial condition" and "—Federal and state regulators may impose new regulations on non-loan financial products that would make those products more expensive for us to offer or more difficult for our customers to obtain."

        We are also subject to pending litigation that asserts that the ERC is a loan, and should therefore be subject to loan-related federal and state disclosure requirements. See "Item 3—Legal Proceedings—"California Attorney General litigation" and "—ERC class action litigation." If we are unsuccessful in our appeal of a California judgment that would make us subject to loan-related requirements for California customers, or if we are subject to an adverse decision in pending class action litigation that could affect our offering of ERCs in many states, our ERCs would be subject to additional regulatory requirements, including federal truth-in-lending disclosure obligations, and compliance with statutes and regulations governing RALs that have been adopted in numerous states. This additional regulation would not prohibit us from offering ERCs, but might require us to make interest rate and other disclosures to customers because of the characterization of the ERC as a loan that would make it more difficult to market the ERC product to potential customers or reduce their acceptance by potential customers, and might adversely affect fees charged related to ERCs because of limitations on fees imposed by state RAL statutes and regulations. See "Item 1A—Risk Factors—Risks Related to Regulation of Our Industry—Federal and state regulators may impose new regulations on non-loan financial products that would make those products more expensive for us to offer or more difficult for our customers to obtain" and "—We may be unsuccessful in litigation that characterizes ERCs as loans, which could subject us to damages and additional regulation, and which could adversely affect our ability to offer financial products and have a material adverse effect on our operations and financial results."

        Franchise regulation.    Our franchising activities are subject to the rules and regulations of the FTC and various state agencies regulating the offer and sale of franchises. These laws require that we furnish to prospective franchisees a franchise disclosure document describing the requirements for purchasing and operating a Liberty Tax franchise. In a number of states in which we are currently franchising we are required to be registered to sell franchises. Several states also regulate the franchisor/franchisee relationship particularly with respect to the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise and the ability of a franchisor to designate sources of supply, and bills have been introduced in Congress from time to time that would provide for federal regulation of the franchisor/franchisee relationship in certain respects.

        Tax course regulations.    Our tax courses are subject to regulation under proprietary school laws and regulations in many states. Under these regulations, our tax courses may need to be registered and may be subject to other requirements relating to facilities, instructor qualifications, contributions to tuition guaranty funds, bonding and advertising.

Item 1A.    Risk Factors.

        In addition to the other information contained in this annual report, the following risk factors should be considered carefully in evaluating our business. If any of the risks or uncertainties described below were to occur, our business, financial condition and results of operations may be materially and adversely affected. Additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations.

Risks Related to Our Business

Because much of our growth has been achieved through rapidly establishing new offices, we may not achieve the same level of growth in revenues and profits in future years.

        Historically our growth has been driven by selling franchises and entering into agreements with ADs who have assisted us in expanding our geographic reach. Our future viability, profitability and growth will depend upon our ability to successfully operate and continue to expand our operations in the United States and Canada. Furthermore, our business has experienced rapid growth in the number of franchisees and office locations in large geographic markets, and our continued growth in those markets may not continue at the same pace. Our ability to continue to grow our business will be subject to a number of risks and uncertainties, and will depend in large part on:

  •
  adding new customers and retaining existing customers;

  •
  innovating new products and services to meet the needs of our customers;

  •
  finding new opportunities in our existing and new markets;

  •
  remaining competitive in the tax return preparation industry;

  •
  our ability to offer directly and to facilitate through others the sale of financial products;

  •
  attracting and retaining capable franchisees and ADs;

  •
  our success in replacing independent preparers with franchisees;

  •
  hiring, training and retaining skilled managers and seasonal employees; and

  •
  expanding and improving the efficiency of our operations and systems.

        There can be no assurance that any of our efforts will prove successful or that we will continue to achieve growth in revenues and profits.

The highly seasonal nature of our business presents a number of financial risks and operational challenges, which if we fail to meet could materially affect our business.

        Our business is highly seasonal, with the substantial portion of our revenue earned in the January through April "tax season" in the United States and Canada each year. The concentration of our revenue-generating activity during this relatively short period presents a number of challenges for us and our franchisees, including:

  •
  cash and resource management during the first eight months of our fiscal year, when we generally operate at a loss and incur fixed costs and costs of preparing for the upcoming tax season;

  •
  the availability of seasonal employees willing to work for our franchisees for little more than the minimum wage, with minimal benefits, for periods of less than a year;

  •
  the success of our franchisees in hiring, training, and supervising these employees and dealing with turnover rates;

  •
  accurate forecasting of revenues and expenses, because we may have little or no time to respond to changes in competitive conditions, markets, pricing, and new product offerings by competitors, which could affect our position during the tax season;

  •
  disruptions in one tax season, including any customer dissatisfaction issues, may not be discovered until the following tax season; and

  •
  ensuring optimal uninterrupted operations during peak season.

        If we experience significant business disruptions during the tax season or if we or our franchisees are unable to meet the challenges described above, we could experience a loss of business, which could have a material adverse effect on our business, financial condition and results of operations.

Our future success will depend in part upon the continued services of our senior management, including our CEO, as well as our ability to attract and retain capable middle management.

        Failure to maintain the continued services of senior management personnel or to attract and maintain capable middle management could have a material adverse effect on us. If any of our senior management were to leave the company, including our Chairman and CEO, John Hewitt, it could be difficult to replace him or her, and our operations and ability to manage day-to-day aspects of our business, as well as our ability to continue to grow our business, may be materially adversely affected. Our future success will also depend in part upon our ability to attract and retain capable middle management, such as regional directors, consultants for franchised offices, training directors, tax advisors and computer personnel, having the specific executive skills necessary to assist us and our franchisees. We face competition for personnel from numerous other entities, including competing tax return preparation firms, some of which have significantly greater resources than us.

Because we are not a financial institution, we can only facilitate the sale of financial products through our arrangements with financial institutions and other financial partners, and if these arrangements are terminated for any reason, we may not be able to replace them on acceptable terms or at all.

        In the United States, approximately 21% of our net revenue during our 2012 fiscal year was directly derived from our facilitation of the sale of financial products provided to our customers by financial institutions and other lenders or providers, and we believe that percentage may grow in future tax seasons. Our tax return preparation business is also, to some extent, dependent on our ability to facilitate the sale of these products, because our customers are often attracted to our business by the expectation that these products will be available. Financial products that monetize future tax refunds are specialized financial products, and if our arrangements with the financial institutions and other partners that provide our financial products were to terminate and we were unable to enter into an alternative relationship on acceptable terms, or at all, our financial results could be materially adversely affected. In addition, any changes in our contractual terms with these financial institutions and other partners that result in a reduction in our fee income, if not offset by customer growth associated with lower fees, could adversely affect our profitability. See "—Risks Related to Regulation of Our Industry—We may be unsuccessful in litigation that characterizes ERCs as loans, which could subject us to damages and additional regulation, and which could adversely affect our ability to offer financial products and have a material adverse effect on our operations and financial results."

We face significant competition in the tax return preparation business and face a competitive threat from software providers and internet businesses that enable and encourage taxpayers to prepare their own tax returns.

        The tax return preparation industry is characterized by intense competition. We compete with H&R Block and Jackson Hewitt, which are larger and more widely recognized than us, and with smaller independent tax return preparation services, small franchisors, regional tax return preparation businesses, accounting firms and financial service institutions that prepare tax returns as part of their business. Additionally, many taxpayers in our target market prepare their own returns. The availability of these alternative options may reduce demand for our products and limit the fees our franchisees can charge, and competitors may develop or offer more attractive or lower cost products and services than ours, which could erode, our consumer base.

        We also face increased competitive challenges from the online and software self-preparer market, including the FFA, a consortium of the IRS and online preparation services that provides free online tax return preparation, and assistance from volunteer organizations that prepare tax returns at no cost for low-income taxpayers. In addition, many of our direct competitors offer certain free online tax preparation and electronic filing options, and limited in-office promotions of free tax preparation services. Government tax authorities, volunteer organizations and direct competitors may elect to expand free offerings in the future. Intense price competition, including offers of free service, could result in a loss of market share, lower revenues or lower margins. Our ability to compete in the tax return preparation business depends on our product offerings, price for services, customer service, the specific site locations of our offices, local economic conditions, quality of on-site office management, the ability to file tax returns electronically with the IRS and the availability of financial products to our customers.

We rely on our own proprietary tax preparation software, and any difficulties in deploying or utilizing our software each tax season could adversely affect our business.

        We have utilized our own tax preparation software, beginning with the 2007 tax season. However, tax changes made by the federal and state governments each year, and changes in tax forms, require us to make substantial changes to our software before the beginning of each tax season. Although we engage in extensive testing of our software before deploying it in our franchisees' tax preparation offices, any problems with the rollout of the new software each season could delay our franchisees' ability to file tax returns at the beginning of the tax season, and could adversely affect our business.

Our failure to protect our intellectual property rights may harm our competitive position, and litigation to protect our intellectual property rights or defend against third party allegations of infringement may be costly.

        We regard our intellectual property as critical to the success of our business. Third parties may infringe or misappropriate our trademarks or other intellectual property rights, which could have a material adverse effect on our business, financial condition or operating results. The actions we take to protect our trademarks and other proprietary rights may not be adequate. Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. There are no assurances that we will be able to prevent infringement of our intellectual property rights or misappropriation of our proprietary information. Any infringement or misappropriation could harm any competitive advantage we currently derive or may derive from our proprietary rights. In addition, third parties may assert infringement claims against us. Any claims and any resulting litigation could subject us to significant liability for damages. An adverse determination in any litigation of this type could require us to design around a third party's patent or to license alternative technology from another party. Litigation is time-consuming and expensive to defend and could result in the diversion of our time and resources. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims.

Our business relies on technology systems and electronic communications, which, if disrupted, could significantly affect our business.

        Our ability to file tax returns electronically and to facilitate financial products depends on our ability to electronically communicate with all of our offices, the IRS, state tax agencies and the financial institutions that provide the financial products. Our electronic communications network is subject to disruptions of various magnitudes and durations. Any severe disruption of our network or electronic communications, especially during the tax season, could impair our ability to complete our customers' tax filings, to provide financial products from financial institutions or to maintain our operations, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on our financing sources and any loss of financing could materially and adversely affect our operating results and our ability to expand our business.

        We are dependent upon the continued availability of our credit facility, which consists of a term loan and a revolving loan, in order to fund our seasonal needs and for the further expansion of our business. Were we to default on our financing or otherwise lose access to our sources of credit, our ability to provide financing to our franchisees would be significantly impaired, and may result in certain offices closing if our franchisees are not able to secure alternative financing for their working capital needs. In addition, our ability to expand our business would be impaired. We may need to obtain new credit arrangements and other sources of financing to continue to provide financing to our franchisees, to meet future obligations and to fund our future growth. Our ability to maintain or refinance our debt and fund other obligations depends on our successful financial and operating performance and the availability of funds from credit markets. There is no assurance that when our new credit facility matures in 2017, we will be able to renew or refinance our debt or enter into new credit arrangements on terms similar to those of our existing loans.

Our credit facility contains restrictive covenants and other requirements that may limit our business flexibility by imposing operating and financial restrictions on our operations.

        Our credit facility is secured by substantially all of our assets, including the assets of our subsidiaries. We are subject to a number of covenants that could potentially restrict how we carry out our business, or that require us to meet certain periodic tests in the form of financial covenants. The restrictions we consider to be material to our ongoing business include the following:

  •
  We must satisfy a "leverage ratio" test that is based on our outstanding indebtedness at the end of each fiscal quarter.

  •
  We must satisfy a "fixed charge coverage ratio" test at the end of each fiscal quarter.

  •
  We must reduce the outstanding balance under our revolving loan to zero for a period of at least 45 consecutive days each fiscal year.

        Our credit facility also contains customary affirmative and negative covenants, including limitations on indebtedness, limitations on liens and negative pledges, limitations on investments, loans and acquisitions, limitations on mergers, consolidations, liquidations and dissolutions, limitations on sales of assets, limitations on certain restricted payments and limitations on transactions with affiliates, among others. Our credit facility also includes change of control provisions that may result in our obligations under that facility accelerating if certain change of control events were to occur, including if John Hewitt, our Chairman and CEO, ceases to control our company.

        A breach of any of these covenants, tests or mandatory payments could limit our ability to borrow funds under the revolving loan or result in a default under our loans. In addition, these covenants may prevent us from incurring additional indebtedness to expand our operations and execute our business strategy, including making acquisitions. We may also from time to time seek to refinance all or a portion of our debt or incur additional debt in the future. Any such future debt or other contracts could contain covenants more restrictive than those in our existing credit facility. Our ability to comply with the covenants, tests or mandatory payments in our credit facility may be affected by events beyond our control, including prevailing economic, financial and industry conditions or our ability to make financial products available to our customers. See "Item 7—Financial Information—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Overview of factors affecting our liquidity—Credit facility."

Our floating rate debt financing exposes us to interest rate risk.

        We may borrow amounts under our credit facility that bear interest at rates that vary with prevailing market interest rates. Accordingly, if we do not adequately hedge our interest rate risk, a rise in market interest rates will adversely affect our financial results. We expect to draw most heavily on our revolving loan from July through January of each year and then repay substantially all of the borrowings by the end of each tax season. Therefore, a significant rise in interest rates during our off-season could have a disproportionate impact on our financial results during these months.

The lines of business in which we operate involve substantial litigation, and such litigation may damage our reputation or result in material liabilities and losses.

        We have been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation arising in connection with our various business activities. Adverse outcomes related to litigation could result in substantial damages and could cause our net income to decline or may require us to alter our business operations. Negative public opinion can also result from our actual or alleged conduct in such claims, possibly damaging our reputation, which could negatively impact our financial performance and could cause the value of our stock to decline. See "Item 3—Legal Proceedings."

If we fail to protect, or fail to comply with laws and regulations related to, our customers' personal information, we may face significant fines, penalties or damages and our brand and reputation may be harmed.

        Privacy concerns relating to the disclosure of consumer financial information have drawn increased attention from federal and state governments in the United States. The IRS generally prohibits the use or disclosure by tax return preparers of taxpayers' information without the prior written consent of the taxpayer. In addition, the Gramm-Leach-Bliley Act and other Federal Trade Commission ("FTC") regulations require financial service providers, including tax return preparers, to adopt and disclose consumer privacy policies and provide consumers with a reasonable opportunity to opt out of having personal information disclosed to unaffiliated third parties for advertising purposes. We and our franchisees manage highly sensitive client information in our operations, and although we have established security procedures to protect against identity theft and require our franchisees to do the same, breaches of our customers' privacy may occur. If the measures we have taken prove to be insufficient or inadequate or if our franchisees fail to meet their obligations in this area, we and our franchisees may become subject to litigation or administrative sanctions, which could result in significant fines, penalties or damages and harm to our brand and reputation, which in turn could negatively impact our ability to retain our customers. We may be required to invest additional resources to protect us against damages caused by these actual or perceived disruptions or security breaches in the future. We could also suffer reputational harm from a security breach or inappropriate disclosure of customer information. Changes in these federal and state regulatory requirements could result in more stringent requirements and could result in a need to change business practices, including how information is disclosed. These changes could have a material adverse effect on our business, financial condition and results of operations.

If we and our franchisees are unable to attract and retain qualified employees, our financial performance could be materially adversely affected.

        Both we and our franchisees depend on the ability to hire a substantial number of seasonal employees for each tax season. We require seasonal employees in order to staff our franchises and customer call centers and company-owned offices, and our franchisees require employees to implement marketing programs, to act as tax preparers and to otherwise staff their offices. The ability of our franchisees and us to meet our labor needs is subject to many external factors, including competition for qualified personnel, unemployment levels in each of the markets in which we have offices, prevailing wage rates, minimum wage laws, and workplace regulation. Our franchisees require a substantial number of employees who are willing to become trained as tax preparers, and who have the ability to engage in temporary, seasonal employment. Moreover, in addition to our seasonal employees, we hire a substantial number of full-time employees who are required to have the technical skills necessary to participate in software development, database management, and other highly technical tasks. If we and our franchisees are not able to hire a sufficient supply of qualified seasonal employees, or if we are not able to secure employees with the technical skills we require for other purposes, our ability to serve our customers in our offices, to deploy our marketing programs, and to maintain the services that our franchisees require may be compromised and have a material adverse effect on our business.

An increase in the minimum wage may adversely affect the operations of our franchisees.

        Many of the seasonal employees hired by our franchisees for each tax season receive compensation at or near the minimum wage. If our franchisees experience increases in payroll expenses as a result of government-mandated increases in the minimum wage, their costs of operation may increase at a rate greater than their ability to raise the prices of the services they offer. If this occurs, our franchisees may not be able to maintain seasonal employment at levels that will provide an optimal level of customer service and marketing support, their marketing and advertising programs may be less effective, and their results of operations may be adversely affected, which could in turn adversely affect our results of operations.

If credit market volatility affects our financial partners or franchisees, our business and financial performance could be adversely affected.

        In recent years, the credit markets experienced unprecedented volatility and disruption, causing many lenders and institutional investors to cease providing funding to even the most creditworthy borrowers or to other financial institutions. If additional credit market volatility prevents our financial partners from providing financial products to our customers, limits the financial products offered or results in us having to incur further financial obligations to support our financial partners, our revenues or profitability could decline. The cost and availability of funds has also adversely impacted our franchisees ability to grow and operate their businesses, which could cause our revenues or profitability to decline. In addition, continued disruptions in the credit markets could adversely affect our ability to sell territories to new or existing franchisees, causing our revenues or profitability to decline.

Because the tax season is relatively short and straddles two quarters, our quarterly results may not be indicative of our performance.

        We experience quarterly variations in revenues and operating income as a result of many factors, including the highly seasonal nature of the tax return preparation business, the timing of off-season activities and the hiring of personnel. Due to the foregoing factors, our quarter-to-quarter results vary significantly. In addition, because our peak period straddles the third and fourth quarters, any delay or acceleration in the number of tax returns processed in January may make our year-to-year quarterly comparisons not as meaningful as year-to-year tax season comparisons. To the extent our quarterly results vary significantly from year to year, our stock value may be subject to significant variation.

Risks Related to Our Franchise Business

Our success is tied to the growth and operations of our franchises could adversely affect our business.

        Our financial success depends on our franchisees and the manner in which they operate and develop their offices. We do not exercise direct control over the day-to-day operations of our franchises, and our franchisees may not operate their offices in a manner consistent with our philosophy and standards and may not increase the level of revenues generated compared to prior tax seasons. Our growth and revenues may therefore be adversely affected. There can be no assurance that the training programs and quality control procedures we have established will be effective in enabling franchisees to run profitable tax preparation businesses or that we will be able to identify problems or take corrective action quickly enough. In addition, failure by a franchisee to provide service at acceptable levels may result in adverse publicity that can materially adversely affect our reputation and ability to compete in the market in which the franchisee is located.

If our franchisees fail to open offices in new territories, or if they are not successful in operating their new offices, our franchise-related revenue and results of operation will be adversely affected.

        Each year, we anticipate adding offices to our franchise system, but the opening of these offices depends on the purchase of additional territories by our franchisees, and on the opening of offices in territories previously purchased and newly purchased. Many factors go into opening a new office, including obtaining a suitable office location, the availability of sufficient start-up capital, and the ability to recruit tax preparers and other personnel to work in new offices. If a significant number of offices that we expect to be open in a tax season fail to open, are delayed, or open in unsuitable locations or with insufficient personnel, the revenue we expect to receive from royalty payments and the repayment of indebtedness to us by our franchisees will be adversely affected. Because we utilize an almost exclusively franchise business model, we do not have the same flexibility to open new offices as our competitors that make greater use of company-owned offices.

Our operating results may be adversely affected by the default of our franchisees and ADs on loans made by us or third parties.

        We extend financing to certain franchisees for initial franchise fees, as cash advances for their working capital needs and for other purposes. The financing is in the form of promissory notes payable to us. There can be no assurance that any franchisee will generate revenue sufficient to repay any amounts due, nor is there any assurance that any franchisee will be able to repay through other means any amounts due. At April 30, 2012, the aggregate amount due to us from franchisees for financing was more than $60 million (which includes amounts owed to ADs for their portion of royalties and franchise fees), including accrued interest. Any failure by the franchisees to pay these amounts, if the amounts are not recoverable by us through other means, could have a material adverse effect on our financial performance.

        We also extend financing to ADs from time-to-time for a portion of their area development fees. At April 30, 2012, the amount due to us from ADs for financing was more than $22 million. If our ADs fail to pay these amounts, and if the amounts are not recoverable by us through other means, our business and financial condition may be adversely affected.

        Moreover, in some cases, we may be liable for office leases or other contractual obligations that have been assumed by purchasers of company-owned offices and acquired tax practices. If the franchisees default on third-party obligations for which we continue to have liability, our operating results will be adversely affected.

We may be held responsible by third parties, regulators or courts for the action of, or failure to act, by our franchisees, and be exposed to possible fines, other liabilities and bad publicity.

        We grant our franchisees a limited license to use our registered service marks and, accordingly, there is risk that one or more of the franchisees may be identified as being controlled by us. Third parties, regulators, or courts may seek to hold us responsible for the actions or failures to act by our franchisees. The failure of our franchisees to comply with laws and regulations may expose us to liability and damages that may have an adverse effect on our business.

The Liberty Tax brand could be impaired due to actions taken by our franchisees or otherwise.

        We believe the Liberty Tax brand is one of our most valuable assets in that it provides us with a competitive advantage, particularly over our competitors that do not have a national presence. Our franchisees operate their businesses under our brand. Because our franchisees are independent third parties with their own financial objectives, actions taken by them, including breaches of their contractual obligations, and negative publicity associated with these actions, could adversely affect our reputation and brand more broadly. Any actions as a result of conduct by our franchisees or otherwise which negatively impacts our reputation and brand may result in fewer customers and lower revenues and profits for us.

Our tax return preparation compliance program may not be successful in detecting all problems in our franchisee network.

        Although our tax return preparation compliance program seeks to monitor the activities of our franchisees, it is unlikely to detect every problem. While we have implemented a variety of measures to enhance tax return preparation compliance as well as our monitoring of these activities, there can be no assurance that franchisees and tax preparers will follow these procedures. Failure to detect tax return preparation compliance issues could harm our reputation and expose us to the risk of government investigation or litigation and could subject us to remedies that could cause our revenues or profitability to decline.

Disputes with our franchisees may have a material adverse effect on our business.

        From time to time, we engage in disputes with some of our franchisees, and some of these disputes result in litigation or arbitration proceedings. Disputes with our franchisees may require us to incur significant legal fees, subject us to damages, and occupy a disproportionate amount of management's time. A material increase in the number of these disputes, or unfavorable outcomes in these disputes, may have a material adverse effect on our business. To the extent we have disputes with our franchisees, our relationships with our franchisees could be negatively impacted, which could hurt our growth prospects or negatively impact our financial performance.

Our operating results depend on the effectiveness of our marketing and advertising programs and franchisee support of these programs.

        Our revenues are heavily influenced by brand marketing and advertising. If our marketing and advertising programs are unsuccessful, we may fail to retain existing customers and attract new customers, which could limit the growth of our revenues or profitability or result in a decline in our revenues or profitability. Moreover, because franchisees are required to pay us marketing and advertising fees based on a percentage of their revenues, our marketing fund expenditures are dependent upon sales volumes of our franchisees.

        The support of our franchisees is critical for the success of our marketing programs and any new strategic initiatives we seek to undertake. While we can mandate certain strategic initiatives through enforcement of our franchise agreements, we need the active support of our franchisees if the implementation of our marketing programs and strategic initiatives is to be successful. Although certain actions are required of our franchisees under the franchise agreements, there can be no assurance that our franchisees will continue to support our marketing programs and strategic initiatives. The failure of our franchisees to support our marketing programs and strategic initiatives would adversely affect our ability to implement our business strategy and could have a material adverse effect on our business, financial condition and results of operations.

Our new franchise sales model may produce less revenue than our historic sales process.

        In June 2011, we introduced a new option for new and existing franchisees to purchase territories without the payment of a franchise fee. This arrangement will require the franchisee to pay higher royalties for the first five years of the new franchise. If this model is successful in generating additional franchise sales, it will reduce our franchise income in the near term, without any assurance that the franchisees will generate future royalties at the higher rate sufficient to offset the revenue we forgo. In addition, franchisees may find it difficult to conduct their operations successfully because a greater percentage of their revenues will be diverted to pay higher royalties. If the new model does not generate new and successful offices, our ability to grow our revenues and profitability may be materially and adversely affected.

Risks Related to Regulation of Our Industry

Federal and state regulators may impose new regulations on non-loan financial products that would make those products more expensive for us to offer or more difficult for our customers to obtain.

        Consumer advocacy organizations and some government officials have asserted that non-loan financial products, such as the ERCs we offer, should be treated as loan products or otherwise be more heavily regulated. These groups assert that ERCs and similar products are loans because most customers complete the payment for their tax preparation and related fees at the time their refund is disbursed and therefore the customer has received an extension of credit because of a purported deferral of the tax preparation fees until the refund is received. We are subject to a lower state court judgment in the State of California, which we are in the process of appealing, that treats ERC products that we provide in that state as if they were loans. In addition, certain litigation discussed below involving us and others in the tax industry include claims that ERCs and similar products constitute loans. If we are unsuccessful in our California appeal or if other state or federal courts or agencies successfully require us to treat ERCs as if they are loans, we may be subject to the cost of additional regulation, including disclosure requirements that could reduce the demand for these products by potential customers, and may be subject to limitations on our ability to offer these products, which could materially adversely affect our operations. See "Item 3—Legal Proceedings" and "Item 1—Business—Business—Regulation—Potential regulation of ERCs or treatment of ERCs as loans."

We may be unsuccessful in litigation that characterizes ERCs as loans, which could subject us to damages and additional regulation, and which could adversely affect our ability to offer financial products and have a material adverse effect on our operations and financial results.

        We were sued in November 2011 in four states, and additional lawsuits have been filed in five other states since the initial filings. These cases have now been consolidated before a single judge in federal court in the Northern District of Illinois. The consolidated complaint alleges violations of state-specific RAL and other consumer statutes, alleging that an ERC represents a form of RAL, because the taxpayer is "loaned" the tax preparation fee, and that an ERC is therefore subject to federal truth-in-lending disclosure and state law requirements regulating RALs. The Company is aware that virtually identical lawsuits have been filed against three of its competitors.

        Although this litigation is at an early stage, and no resolution is expected in the near term, we may be subject to damages in the case, which purports to be a class action lawsuit. These damages could be based on fees charged to prior customers, and could be substantial if we are not able to recover those damages from our financial product partners who designed the ERC programs and related disclosures. Moreover, if we are unsuccessful in this case, we may also become subject to existing state regulations governing RALs (in the states that have such regulations) and the costs of additional regulation, including disclosure requirements, and we may be subject to limitations on our ability to offer these products. These additional disclosure requirements could reduce the demand for these products by potential customers, and the possible application of state lending and other RAL-related statutes and regulations might adversely affect our fee income to the extent those statutes or regulations impose limitations on fees that we now charge in connection with ERCs. If it becomes more difficult for us and our franchisees to offer these products to taxpayers, or if we are subject to damages in this litigation, it could materially and adversely affect our operations and financial results. See "Item 1—Business—Business—Regulation—Potential regulation of ERCs or treatment of ERCs as loans."

The failure by us, our franchisees or the financial institutions and other lenders that provide financial products to our customers through us and our franchisees to comply with legal and regulatory requirements, including with respect to tax return preparation or financial products, could result in substantial sanctions against us or require changes to our business practices that could harm our profitability and reputation.

        Our tax return preparation business, including our franchise operations and facilitation of financial products, are subject to extensive regulation and oversight in the United States by the IRS, the FTC and by federal and state regulatory and law enforcement agencies and similar entities in Canada. The profitability of our future operations will therefore depend in large part on our continued ability to comply with federal and state franchise regulations, and in Canada on our continued ability to comply with Canadian and provincial franchise regulations. If governmental agencies with jurisdiction over our operations were to conclude that our business practices, the practices of our franchisees, or those of financial institutions and other lenders with which we conduct our business, violate applicable laws, we could become subject to sanctions that could have a material adverse effect on our business, financial condition and results of operations. These sanctions may include, without limitation:

  •
  civil monetary damages and penalties;

  •
  criminal penalties; and

  •
  injunctions or other restrictions on the manner in which we conduct our business.

        In addition, the financial institutions and other providers of financial products to our customers are also subject to significant regulation and oversight by federal and state regulators, including banking regulators. The failure of these providers to comply with the regulatory requirements of federal and state government regulatory bodies, including banking and consumer protection laws, could affect their ability to continue to provide financial products to our customers, which could have a material adverse effect on our business, financial condition and results of operations.

        Our customers' inability to obtain financial products through our tax return preparation offices could cause our revenues or profitability to decline. We also may be required to change business practices, which could alter the way financial products are facilitated and could cause our revenues or profitability to decline.

Federal and state legislators and regulators have increasingly taken an active role in regulating RALs, and because our ability to offer RALs or similar products in future tax seasons may be limited, demand for our services may be reduced, we may be exposed to additional credit risk and our business may be harmed.

        From time to time, government officials at the federal and state levels introduce and enact legislation and regulations proposing to regulate or prevent the facilitation of RALs and similar financial products, and take other actions that have the effect of restricting the availability of RALs. Certain of the proposed legislation, regulations and activities could increase costs to us, our franchisees and the financial institutions and other parties that provide our financial products, or could negatively impact or eliminate the ability of financial institutions to provide RALs and similar products through tax return preparation offices.

        The financial institutions that provide financial products such as RALs are subject to significant regulation and oversight by federal and state regulators, including banking regulators. Due to the specialized nature of RALs and other financial products, relatively few financial institutions have offered them. In the 2011 tax season, the provider of RALs to our customers, Republic Bank, was the last bank continuing to offer RALs in any significant number, because several other banks had exited the business under regulatory pressure. In December 2011, Republic Bank reached a settlement with the FDIC that requires Republic Bank to cease to offer RALs after the 2012 tax season. For this reason, if we are to continue to offer RALs or similar refund-related loans (such as our Instant Cash Advance Product, or "ICA") to our customers after the 2012 tax season, we will be required to do so through non-bank lenders.

        In August 2010, the IRS announced that, starting in 2011, it would no longer provide tax preparers or RAL providers with the DI, which was used by financial institutions to determine whether to extend credit to a taxpayer in connection with the facilitation of a RAL. In eliminating the DI, the IRS no longer discloses to financial institutions or tax preparers if a taxpayer owes the federal government any money that will be deducted from the taxpayer's expected income tax refund. This action caused Republic Bank during the 2011 tax season to lower loan amounts available for RAL funding, tighten their credit underwriting criteria resulting in lower approval rates, and increase their pricing for RALs. These restrictions are also being applied during the 2012 tax season, and the unavailability of the DI also subjects us to additional risks when we originate refund-related loans through non-bank lenders because those loans are more difficult for the lenders to underwrite and the lenders therefore require us to assume increased risk with respect to the loans.

        Even if we continue to develop relationships that allow us to offer refund-related loans to our customers through non-bank lenders, the laws and regulations that apply to those lenders and us may make these products more expensive to offer, or limit their availability to our customers. The loss of the DI will likely cause approval rates and loan amounts to be lower in future tax seasons, and lenders may issue RALs and similar products that have a greater probability of not being repaid. We may experience a loss of customers because of this change, and to the extent our arrangements with financial institutions impose any of the risk of RAL defaults upon us, our profitability may be reduced. In addition, many states have statutes regulating, through licensing and other requirements, the activities of brokering loans and providing credit services to consumers as well as payday loan laws and local usury laws. Some state regulators are interpreting these laws in a manner that could adversely affect the manner in which RALs and other loan products are facilitated, or permitted, or result in fines or penalties to us or our franchisees. Some states are introducing and enacting legislation that would seek to directly apply such laws to RAL facilitators. Additional states may interpret these laws in a manner that is adverse to how we currently conduct our business or how we have conducted our business in the past and we may be required to change business practices or otherwise comply with these statutes and could be subject to fines or penalties or other payments related to past conduct.

Republic Bank's discontinuation of RALs after the 2012 tax season could affect our ability to attract and retain customers.

        In each of the 2010, 2011 and 2012 tax seasons, the sole bank provider of RALs to us has been Republic Bank. Our agreement with Republic Bank for the provision of RALs will continue until the end of the 2012 tax season. However, in December 2011, Republic Bank settled an administrative proceeding with the FDIC, and as part of that settlement, agreed to discontinue offering RALs following the completion of the 2012 tax season. Given the aggressive position taken by the FDIC against Republic Bank in that administrative proceeding, we do not believe that other federally-insured financial institutions are likely to enter the RAL business.

        Because Republic Bank was the last remaining federally insured financial institution that offered RALs, we do not believe we will be able to find another financial institution to provide refund-related loans at the level and in all the locations where we have previously been able to offer refund-related loans to our customers. Our inability to do so will eliminate a competitive advantage we previously had over competitors who were unable to offer RALs. This may make it more difficult for us to attract new customers and to retain existing customers who used our services because of the availability of RALs. In fiscal 2012 and fiscal 2011 the percentage of our customers who received RALs was 4.5% and 5.6%, respectively, and our fee income related to RALs represented 3.2% and 2.2% of our total revenues, respectively. These percentages represented a reduction from fiscal 2010, when 13.0% of our customers received RALs, and our fee income related to RALs represented 5.6% of our total revenues. Accordingly, if we become unable to offer RALs or similar products, that change could have an adverse effect on our results of operations, although we would expect (as we have experienced in recent tax seasons) a substantial number of customers who would have obtained RALs to instead obtain a non-RAL financial product from which we might receive similar fee revenue.

The loan products that we offer through non-bank lenders may be limited in scope and may be more expensive and subject us to greater risk of loss.

        During the 2011 tax season, we entered into a relationship with a non-bank lender to offer our ICA product to customers in a limited number of our offices. We have expanded this program in the 2012 tax season and expect further expansion in subsequent tax seasons, particularly in light of Republic Bank's agreement to cease offering RALs after the 2012 tax season. Because some of the products such as ICAs being offered and expected to be offered by us are being offered in conjunction with third party lenders that are not subject to federal banking law regulations, the products that we offer through these lenders subject us to additional laws and regulation at the state level. These laws and regulations may make the products more expensive for us to offer and may increase the cost of these products to our customers. Moreover, we do not expect to be able to offer ICAs in all of the states in which we previously offered RALs through Republic Bank due to certain regulatory restrictions. The impact of this additional layer of regulation may therefore limit our product offerings, and adversely affect our profitability. Moreover, because the DI is unavailable and we are continuing to develop loan underwriting criteria for ICAs, these third parties may experience a higher rate of loss on these loans. We presently guarantee loan losses incurred by the third party lender and if we incur losses as a result of such guarantees, they could adversely affect our results of operations. To the extent ICAs become a more significant product in our portfolio of financial products, our risk of incurring losses due to these or similar guarantees will also increase.

If our financial product service providers become unable or unwilling to enable us to offer ERCs, we may be unable to offer financial products to our customers.

        Our ability to offer ERCs (as well as other financial products that require the creation of a customer bank account) is dependent on the ability and willingness of our financial product service providers to make available to our customers the bank accounts into which their tax refunds are deposited. If any of the federal or state regulatory authorities with the power to regulate these service providers prevents or makes it more difficult for our service providers to make these bank accounts available to our customers, or if the service providers determine that they no longer wish to participate in these transactions, we may be unable to find alternative service providers that will be willing to provide the required number of bank accounts to our customers. If we are unable to make bank accounts available for this purpose, we will not be able to enable our customers to utilize these accounts for the direct deposit of their federal and state tax returns, which would materially affect our ability to offer financial products to those customers.

Recent legislative and regulatory reforms may have a significant impact on our business, results of operations and financial condition.

        In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Reform Act") was signed into law, which contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. The full impact of the Reform Act is difficult to assess because many provisions require federal agencies to adopt regulations implementing provisions of the Reform Act. In addition, the Reform Act mandates multiple studies, which could result in additional legislative or regulatory action. The Reform Act, as well as other legislative and regulatory changes, could adversely affect our businesses. There is particular risk associated with the establishment of the new Consumer Financial Protection Bureau ("CFPB") with broad authority to implement new consumer protection regulations. For example, the CFPB may pursue initiatives that negatively impact our ability to offer financial products.

        The effect of the Reform Act on our business and operations could be significant, depending upon final implementation of regulations, the initiatives pursued by the CFPB, the actions of our competitors and the behavior of other marketplace participants. In addition, we may be required to invest significant management time and resources to address the various provisions of the Reform Act and the numerous regulations that are required to be issued under it. The Reform Act and any related legislation or regulations could have a material adverse effect on our business, results of operations and financial condition.

Increased regulation of tax return preparers could make it more difficult to find qualified tax preparers and could harm our business.

        From time to time, the federal government and various states consider regulations regarding the education, testing, licensing, certification and registration of tax return preparers. The IRS is in the process of implementing a new model for tax return preparer regulation. Although we believe that our training for preparers already exceeds the requirements the IRS will impose, regulation of tax return preparers could impact our ability to find an adequate number of tax return preparers to meet the demands of our customers and impose additional costs on us and our franchisees to train tax return preparers, which could cause our revenues and profitability to decline.

Risks Related to Changes in Tax Laws and Regulations

Because demand for our products is related to the complexity of tax return preparation and the frequency of tax law changes, government initiatives that simplify tax return preparation, reduce the need for a third party tax return preparer or lower the number of returns required to be filed may decrease demand for our services and financial products.

        Many taxpayers seek assistance from paid tax return preparers such as Liberty Tax Service because of the level of complexity involved in tax return preparation and filing, and frequent changes in the tax laws. From time to time politicians and government officials propose measures seeking to simplify the preparation and filing of tax returns. The passage of any measures that significantly simplify tax return preparation or reduce the need for third party tax return preparers may be highly detrimental to our business. In addition, any changes or other initiatives that result in a decrease in the number of tax returns filed or reduce the size of tax refunds could reduce demand for our products and services, causing our revenues or profitability to decline.

        For example, several members of Congress have proposed legislation that would authorize or require the IRS to allow taxpayers to access web-based tax preparation tools that would include "pre-populated" tax return forms that would presumably include data provided to the IRS from other government agencies, such as the Social Security Administration. If these or similar proposals are enacted, many tax customers might elect this service rather than paid tax preparation or the use of fee-based tax software or online tax preparation.

Initiatives that improve the timing and efficiency of processing tax returns could reduce the attractiveness of the financial products offered to our customers and demand for our services.

        Our performance depends on our ability to offer access to financial products that increase the speed and efficiency by which our customers can receive their refunds. The federal government and various state and local municipalities have, from time to time, announced initiatives designed to modernize their operations and improve the timing and efficiency of processing tax returns. For example, during the 2011 tax season, the U.S. Department of Treasury introduced a prepaid debit card pilot program designed to facilitate the refund process. If tax authorities are able to significantly increase the speed and efficiency with which they process tax returns, the value and attractiveness of the financial products offered to our customers and demand for our services could be reduced.

Delays in the passage of tax laws and their implementation by the federal or state governments could harm our business.

        The enactment of tax legislation occurring late in the calendar year could result in the beginning of tax filing season being delayed, or make it difficult for us to make necessary changes on a timely basis to the software used by our franchisees to prepare tax returns. Any such delays could impact our revenues and profitability in any given year.

Proposals to make fundamental changes in the way tax refunds are processed or to impose price limitations on tax preparation, if enacted, could result in substantial losses of customers and other risks.

        Some regulators have suggested that it would be appropriate to allow taxpayers to "split" their tax refunds, in a manner that would separate the payment of tax preparation fees from the balance of a customer's refund. In describing these proposals, some advocates have called for a cap on tax preparation fees that would adversely affect the ability of tax preparers to charge market prices for tax services and could reduce income to our franchisees, and therefore to us.

        There can be no assurance that these proposals will be enacted at all, or in their present form, but if enacted, our growth and revenues could be adversely affected.

Our participation in government programs designed to speed access to tax refunds may result in customer loss when the IRS fails to perform.

        The IRS has responded to the increase in electronic filing by developing programs designed to reduce a taxpayer's wait to receive a tax refund. We have participated in some new programs offered by the IRS, including in the 2011 tax season the IRS' Modernized Electronic Filing ("MEF") program. During the early portion of the 2011 tax season, this program did not perform as expected, resulting in significant delays in processing refunds for some of our customers. During the early portion of the 2012 tax season, we were not uniquely affected by these problems because the IRS also required our competitors to participate in the MEF program, but the IRS again experienced substantial delays in processing refunds, and our customers were again adversely affected by these delays. Although we continue to seek to give our customers quicker access to their refunds, doing so involves the risk of customer dissatisfaction and injury to our reputation in the market if the IRS fails to perform, which is outside our control.

Risks Related to Our Class A Common Stock

We are controlled by our Chairman and Chief Executive Officer, whose interests in our business may be different from yours.

        John Hewitt, our Chairman and Chief Executive Officer, currently owns all outstanding shares of our Class B common stock. Our Class B common stock has the power to elect, voting as a separate class, the minimum number of directors that constitute a majority of the Board of Directors. As a result, Mr. Hewitt will, for the foreseeable future, have significant influence over our management and affairs, given the Board's authority to appoint or replace our senior management, cause us to issue additional shares of our Class A common stock or repurchase Class A common stock, declare dividends or take other actions. Mr. Hewitt may make decisions regarding our company and business that are opposed to other stockholders' interests or with which they disagree. Mr. Hewitt's ability to elect a majority of the Board of Directors may also delay or prevent a change of control of us, even if that change of control would benefit our stockholders, which could deprive an investor of the opportunity to receive a premium for your Class A common stock. The power to elect a majority of the directors may adversely affect the value of our Class A common stock due to investors' perception that conflicts of interest may exist or arise. To the extent that the interests of our other stockholders are harmed by the actions of Mr. Hewitt, the value of our Class A common stock may be harmed. For information regarding the ownership of our outstanding stock, please see the sections titled "Item 12—Security Ownership of Certain Beneficial Owners and Management."

Because we are not required to comply with certain NASDAQ corporate governance requirements, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NASDAQ.

        Because Mr. Hewitt owns all of the outstanding shares of our Class B common stock and therefore has the ability to elect a majority of our directors, we have elected to be a "controlled company" for the purposes of the NASDAQ listing requirements. As such, we are exempt from certain corporate governance requirements, including the requirements that our Board of Directors be comprised of a majority of directors who are independent under NASDAQ rules and that we have nominating and compensation committees with members meeting the NASDAQ independence requirements. We currently intend to voluntarily comply with the NASDAQ's corporate governance standards, but may choose not to in the future. If we choose not to comply with certain of the requirements, our Board of Directors may have more directors who do not meet the NASDAQ independence standards than they would if those standards were to apply. We may also elect not to maintain formal nominating/corporate governance and compensation committees or, if we maintain those committees, they may not be comprised of independent directors. In such circumstances, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NASDAQ, and circumstances may occur in which the interests of Mr. Hewitt could conflict with the interests of our other stockholders.

Our stock price may be volatile, and investors may be unable to resell their shares at or above their acquisition price or at all.

        Our stock price could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

  •
  actual or anticipated variations in our operating results from quarter to quarter;

  •
  actual or anticipated variations in our operating results from the expectations of securities analysts and investors;

  •
  actual or anticipated variations in our operating results from our competitors;

  •
  fluctuations in the valuation of companies perceived by investors to be comparable to us;

  •
  sales of Class A common stock or other securities by us or our stockholders in the future;

  •
  changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

  •
  departures of key executives or directors;

  •
  announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, financing efforts or capital commitments;

  •
  delays or other changes in our expansion plans;

  •
  involvement in litigation or governmental investigations;

  •
  stock price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

  •
  general market conditions in our industry and the industries of our customers;

  •
  general economic and stock market conditions;

  •
  regulatory or political developments; and

  •
  terrorist attacks or natural disasters.

        Furthermore, the capital markets have recently experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact our stock price. Trading price fluctuations may also make it more difficult for us to use our Class A common stock as a means to make acquisitions or to use options to purchase our Class A common stock to attract and retain employees. If our stock price does not exceed the price at which stockholders acquired their shares, investors may not realize any return on their investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could materially adversely affect our business, results of operations and financial position.

After the expiration of certain resale restrictions, a significant portion of our outstanding shares of Class A common stock may be sold into the market, which could adversely affect our stock price.

        Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time, subject to certain securities law restrictions. Sales of shares of our Class A common stock, or the perception in the market that the holders of a large number of shares of Class A common stock intend to sell shares, could reduce our stock price. As of June 30, 2012, we have outstanding 12,141,150 shares of Class A common stock and 900,000 shares of Class B common stock, which are convertible into shares of Class A common stock on a one-for-one basis, assuming no exercise of our outstanding options.

        We have contemporaneously filed a registration statement on Form S-8 under the Securities Act to register up to approximately 4.8 million shares of our Class A common stock reserved for issuance under our 1998 Stock Option Plan and the 2011 Equity and Cash Incentive Plan. These shares may also be freely sold in the public market upon issuance and once vested.

An active trading market in our Class A Common Stock may not develop or be sustained.

        Although our Class A common stock recently began to be quoted on the OTC Bulletin Board, and began to trade on the NASDAQ Global Market on July 2, 2012, an active public trading market for our Class A common stock may not develop or be sustained. The lack of an active market may impede the ability of our stockholders to sell shares at the time they wish to sell them, at a price that they consider reasonable or at all. The lack of an active market also may reduce our stock price and impede our ability to acquire other companies using our shares as consideration.

Our stock price and trading volume could decline if securities or industry analysts do not publish research or reports about our business or if they publish misleading or unfavorable research or reports about our business.

        The trading market for our Class A common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. As of the date of this report, no securities or industry analysts had commenced coverage of our Class A common stock, and if no or few securities or industry analysts commence such coverage, the trading price and liquidity for our shares could be adversely impacted. In the event we obtain securities or industry analyst coverage, if one or more of the analysts who covers us downgrades our stock or publishes misleading or unfavorable research about our business, our stock price could decline. If one or more of these analysts ceases to cover us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price or trading volume to decline.

We will incur increased costs and our management will face increased demands as a result of operating as a company with public equity.

        As a company with public equity, we will incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, as well as related rules implemented by the SEC and NASDAQ, impose various requirements on companies with public equity. As a public company, we are required to:

  •
  prepare and distribute periodic public reports and other stockholder communications in compliance with our obligations under the federal securities laws and NASDAQ rules;

  •
  create or expand the roles and duties of our Board of Directors and committees of the Board of Directors;

  •
  institute more comprehensive financial reporting and disclosure compliance functions;

  •
  supplement our internal accounting and auditing function;

  •
  enhance and formalize closing procedures at the end of our accounting periods;

  •
  enhance our investor relations function;

  •
  establish new or enhanced internal policies, including those relating to disclosure controls and procedures; and

  •
  involve and retain to a greater degree outside counsel and accountants in the activities listed above.

        Our management and other personnel will need to devote a substantial amount of time to these compliance matters. Also, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly than would be the case for a private company. For example, we expect these rules and regulations to make it more expensive for us to maintain director and officer liability insurance. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as our executive officers.

        In addition, as a result of becoming a public company, we are now subject to financial reporting and other requirements that will be burdensome and costly. We may not timely complete our analysis of these reporting requirements, which could adversely affect investor confidence in our company and, as a result, the value of our common stock. If we fail to implement these reporting requirements, our ability to report our results of operations on a timely and accurate basis could be impaired.

The exercise price for the stock options granted by us may not reflect the fair value of the underlying shares of Class A common stock.

        Because our shares of Class A common stock were not traded on a public market until recently, the exercise price at which options for our shares may be exercised was determined by our Board of Directors without reference to such a market. Although the Board of Directors has granted options based on its determination of a fair value for the shares of Class A common stock, there can be no assurance that the option exercise price accurately reflects the value at which the shares of Class A common stock may be purchased in an active public market.

We are an "emerging growth company" and our election to delay adoption of new or revised accounting standards applicable to public companies may result in our financial statements not being comparable to those of other public companies. As a result of this and other reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

        We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act") enacted in April 2012, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), the same reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements that smaller reporting companies are permitted to provide and exemptions from the requirements of holding a nonbinding advisory stockholder vote on executive compensation, frequency of approval of executive compensation and of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an emerging growth company may take advantage of the extended transition period provided in the Securities Act of 1933 (the "Securities Act") and the Securities Exchange Act of 1934 (the "Exchange Act") for complying with new or revised accounting standards. In other words, an emerging growth company may delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are electing to delay such adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result of this election, our financial statements may not be comparable to the financial statements of other public companies. We cannot predict whether investors will find our common stock less attractive because we will rely on these exemptions. We will remain an "emerging growth company" until the earliest of (i) the last day of the fiscal year during which we have total annual gross revenue of $1 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the sale by us of common equity securities pursuant to an effective registration statement under the Securities Act; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and (iv) the date on which we are deemed to be a "large accelerated filer," as defined under the Exchange Act.

Although we may desire to pay dividends in the future, our financial condition, debt covenants or Delaware law may prohibit us from doing so.

        Although we may desire to pay cash dividends in the future, we have no obligation to do so and the payment of dividends will be at the discretion of our Board of Directors and will depend, among other things, on our earnings, capital requirements and financial condition, and our ability to dividend funds from our principal subsidiary under the terms of our credit facility. Our ability to pay dividends will be subject to compliance with financial covenants that are contained in our credit facility and may be restricted by any future indebtedness that we incur or issuances of preferred stock. In addition, applicable law requires that our Board of Directors determine that we have adequate surplus prior to the declaration of dividends. We cannot assure investors that we will pay dividends at any specific level or at all.

Anti-takeover provisions in our charter documents, Delaware law and our credit facility could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and adversely affect the value of our Class A common stock.

        Provisions in our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. We have two classes of common stock, one of which is entitled to elect a majority of our Board of Directors and is controlled by our Chairman and CEO as described above. Our second amended and restated certificate of incorporation and bylaws will also include provisions that:

  •
  authorize our Board of Directors to issue, without further action by the stockholders, up to approximately 3 million shares of undesignated preferred stock;

  •
  specify that special meetings of our stockholders can be called only by our Board of Directors, the Chair of our Board of Directors, or holders of at least 20% of the shares that will be entitled to vote on the matters presented at such special meeting;

  •
  establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our Board of Directors; and

  •
  do not provide for cumulative voting in the election of directors.

        In addition, our credit facility contains covenants that may impede, discourage or prevent a takeover of us. For instance, upon a change of control, we would default on our credit facility. As a result, a potential takeover may not occur unless sufficient funds are available to repay our outstanding debt.

        These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors, which is responsible for appointing the members of our management. Any provision of our amended and restated certificate of incorporation and bylaws or our debt documents that has the effect of delaying or deterring a change of control could limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect our stock value if they are viewed as discouraging takeover attempts in the future.

If we fail to maintain an effective system of internal controls, we may not be able to detect fraud or report our financial results accurately, which could harm our business and the value of our common stock.

        Effective internal controls are necessary for us to provide reliable financial reports and to detect and prevent fraud. As a public company, we will be required to periodically assess our system of internal controls, and the internal controls of service providers upon which we rely, to review their effectiveness and identify potential areas of improvement. These assessments may conclude that enhancements, modifications or changes to our system of internal controls are necessary. Performing assessments of internal controls, implementing necessary changes, and maintaining an effective internal controls process is expensive and requires considerable management attention. Internal control systems are designed in part upon assumptions about the likelihood of future events, and all such systems, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. If we fail to implement and maintain an effective system of internal controls or prevent fraud, we could suffer losses, could be subject to costly litigation, investors could lose confidence in our reported financial information and our brand and operating results could be harmed, which could have a negative effect on the value of our common stock.

        Pursuant to Section 404 of the Sarbanes-Oxley Act, we will be required to certify the effectiveness of our internal controls over financial reporting annually beginning with the year ending April 30, 2013. Identification of material weaknesses in internal controls over financial reporting by us could adversely affect our competitive position in our business, and the value of our common stock. However, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. We may take advantage of these reporting exemptions until we are no longer an emerging growth company.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our corporate headquarters are located in two company owned buildings in Virginia Beach, Virginia consisting of approximately 60,000 square feet. At April 30, 2012, our outstanding mortgage with respect to this property had a principal balance of $2.4 million. We also own additional properties in Ohio, New York, Tennessee and Virginia, which are company-owned offices or leased to franchisees. The remainder of our company-owned offices are operated under leases. We believe that our offices are in good repair and sufficient to meet our present needs.

Item 3.    Legal Proceedings.

        The legal proceedings to which we are party include the following:

        California Attorney General litigation.    In February 2007, the State of California initiated claims against us in California Superior Court making various claims about activity by us and our franchisees. Following a trial in 2008, the trial court entered a judgment against us in the favor of the state on some of the state's claims, including claims related to advertising in California, on our then (but now discontinued) practice of cross-collecting indebtedness owed to lenders affiliated with other tax preparers, and the claim that our ERC products should be considered as loans, and subject to truth-in-lending and other laws, because they constitute an extension of credit to the ultimate customer in the form of a deferral of tax preparation fees until the customer receives his or her tax refund. The trial court also awarded civil penalties against us of approximately $1.2 million, and ordered a restitution payment in the connection with the cross-collection issue of $135,866. The judgment was represented by an injunction issued by the trial court that governs our advertising practices, our supervision of franchisee advertising, obligates loan-based disclosures involving ERCs, and restricts our cross-collection activity. We appealed the trial court's decision, have already paid the civil penalty amount and accrued the restitution payment amount, and are awaiting resolution of our appeal by the California Court of Appeals. If the claim that our ERC products should be considered loans is sustained on appeal, we would be forced to characterize ERCs as loans with respect to our California customers, and might therefore have to treat ERC-related fees as interest and make additional customer disclosures that would involve new compliance burdens and adversely affect the way in which we market ERCs to our customers.

        ERC class action litigation.    We were sued in November 2011 in federal courts in Arkansas, California, Florida and Illinois, and additional lawsuits were filed in federal courts in January 2012 in Maryland and North Carolina, in February 2012 in Wisconsin and in May 2012 in New York and in Minnesota, since the initial filings. The allegations underlying each of these lawsuits, which were filed by the same set of attorneys, were that an ERC represents a form of RAL, because the taxpayer is "loaned" the tax preparation fee, and that an ERC is therefore subject to federal truth-in-lending disclosure and state law requirements regulating RALs. Each of the cases differed in that it alleged violations of state-specific RAL and other consumer statutes. In December 2011, the plaintiffs in the original cases filed a motion to consolidate all of the then-pending cases before a single judge in federal court in the Northern District of Illinois. This consolidation motion was granted in April 2012, and in June 2012, the plaintiffs filed a new complaint in the consolidated action that also consolidates the additional cases filed in 2012. The consolidated complaint alleges violations of state-specific RAL and other consumer statutes. The lawsuit purports to be a class action, and the plaintiffs allege potential damages in excess of $5 million, but we may be able to recover any damages from the providers of the financial products that designed the programs and related disclosures. The Company is aware that virtually identical lawsuits have been filed against three of its competitors.

        South Carolina Litigation.    In November 2010, several former customers of one of our South Carolina franchisees initiated a purported class action against us, our Chief Executive Officer and another of our employees in the United States District Court for the District of South Carolina, in a case styled Martin v. JTH Tax, Inc. In this case, the plaintiffs allege that employees of our franchisees fraudulently increased customer tax refunds, and that this behavior was pursuant to a plan or scheme in which we and our employees were involved. In this case, the plaintiffs seek damages in excess of $5 million, certification of class action status, treble damages under a claim pursuant to The Racketeer Influenced and Corrupt Organizations Act of 1970, punitive damages, and other damages. This case is in the early stages of the proceeding.

        We are also party to claims and lawsuits that we consider to be ordinary, routine litigation incidental to our business, including claims and lawsuits concerning the preparation of customers' income tax returns, the fees charged customers for various products and services, relationships with franchisees, intellectual property disputes, employment matters and contract disputes. While we cannot provide assurance that we will ultimately prevail in each instance, we believe the amount, if any, we are required to pay in the discharge of liabilities or settlements in these claims will not have a material adverse impact on our consolidated results of operations.

Item 4.    Mine Safety Disclosures.

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        As of April 30, 2012, the Class A Common Stock had never been traded on any United States market, and there was no established public trading market for the class of securities being registered. As of June 30, 2012, we had approximately 515 record holders of our Class A Common Stock, and one holder of our Class B Common Stock.

        We have never declared or paid a cash dividend on our capital stock. Although we may pay cash dividends in the future, the payment of dividends will be at the discretion of our Board of Directors and will depend, among other things, on our earnings, capital requirements and financial condition. Our ability to pay dividends will also be subject to compliance with financial covenants that are contained in our credit facility and may be restricted by any future indebtedness that we incur or issuances of preferred stock. In addition, applicable law requires that our Board of Directors determine that we have adequate surplus prior to the declaration of dividends. We cannot provide an assurance that we will pay dividends at any specific level or at all.

        Since May 1, 2011, we have made sales of the following unregistered securities:

        From May 1, 2011 through April 30, 2012, we granted to certain of our executive officers, directors and employees options to purchase an aggregate of 433,670 shares of Class A common stock under the Registrant's stock option plan at an exercise price of $15.00 per share.

        From May 1, 2011 through April 30, 2012, we issued and sold to certain of our executive officers, directors and employees an aggregate of 110,125 shares of Class A common stock upon the exercise of options under our 1998 stock option plan at exercise prices ranging from $5.50 to $15.00 per share, at a weighted average exercise price of $6.74 per share.

        As of April 30, 2012, we had outstanding 13,047,157 shares of Class A common stock, treating as common stock equivalents outstanding shares of Class A convertible preferred stock and exchangeable shares that may be exchanged for 1,000,000 shares of Class A common stock. As of April 30, 2012, we also had outstanding 900,000 shares of Class B common stock, all of which are held by Mr. Hewitt, our Chairman and Chief Executive Officer. As of April 30, 2012, we had outstanding 170,320 shares of Class A convertible preferred stock, each of which could be converted into 10 shares of Class A common stock. These shares were converted into a total of 1,703,200 shares of Class A Common Stock effective June 15, 2012. As of April 30, 2012, we had outstanding 10 shares of special voting preferred stock. As of April 30, 2012, options to acquire 2,729,013 shares of Class A common stock were also outstanding, 2,276,513 of which were exercisable within 60 days of April 30, 2012.

        During the fiscal quarter ended April 30, 2012, the Class A Common Stock was not registered pursuant to section 12 of the Securities Exchange Act of 1934, and accordingly, repurchases of Class A Common Stock made by the Company during that fiscal quarter did not relate to any registered equity securities.

Item 6.    Selected Financial Data.

        The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 below and our consolidated financial statements and related notes, included in Item 8. We derived the consolidated statements of income data for the years ended April 30, 2010, 2011 and 2012 and the consolidated balance sheet data as of April 30, 2011 and 2012 from our audited consolidated financial statements included in Item 8. The consolidated statements of income data for the years ended April 30, 2008 and 2009 and the consolidated balance sheet data as of April 30, 2008, 2009 and

2010 are derived from our audited consolidated financial statements not included in this report. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Fiscal Years Ended and as of April 30,
	2008	2009	2010	2011	2012
	(dollars in thousands, except per share, per office amounts and fees per tax return)
Consolidated Statements of Income Data:
Revenue:
Franchise fees, net	$21,393	$10,283	$9,632	$13,148	$14,145
Royalties and advertising fees	28,154	33,093	41,413	46,879	49,964
Financial products	16,024	18,560	14,175	16,507	22,903
Other revenue	17,359	17,342	19,407	18,990	22,088

Total revenue	82,930	79,278	84,627	95,524	109,100
Total operating expenses	(53,301)	(57,004)	(68,264)	(67,009)	(79,445)

Income from operations	29,629	22,274	16,363	28,515	29,655
Interest expense	(2,040)	(1,769)	(1,947)	(1,954)	(1,854)
Other income	391	311	3,468	75	4

Income before income taxes	27,980	20,816	17,884	26,636	27,805
Income tax expense	(11,114)	(8,737)	(6,882)	(10,874)	(10,394)

Net income	$16,866	$12,079	$11,002	$15,762	$17,411

Earnings per share of Class A common stock and Class B common stock
Basic	$1.12	$0.82	$0.75	$1.10	$1.24
Diluted	$1.06	$0.78	$0.73	$1.08	$1.23
Consolidated Balance Sheet Data:
Amounts due from franchisees and area developers, net of allowances	$80,769	$81,233	$86,838	$101,958	112,639
Property, equipment and software, net	18,521	17,426	13,127	18,228	23,948
Total assets	$127,538	$132,726	126,886	147,793	188,741
Revolving credit facility	9,838	10,002	—	—	—
Long-term debt, including current installments	6,308	5,205	4,734	4,458	28,985
Total stockholders' equity	54,698	69,493	75,196	84,127	100,202
Other Financial and Operational Data:
Adjusted EBITDA(1)	$35,431	$28,642	$30,238	$36,071	$39,601
Franchisees	1,729	1,801	1,901	1,941	2,098
Offices(2)	2,695	3,091	3,531	3,845	4,183
Offices per franchisee	1.56	1.72	1.86	1.98	1.99
Tax returns prepared	1,614,000	1,766,000	1,912,000	2,044,000	2,188,000
Net average fee per tax return prepared(3)	$143	$149	$170	$174	$173
Systemwide revenue(4)	$208,600	$243,600	$304,300	$338,600	$359,100
Systemwide revenue per office(3)(4)	$77,403	$78,809	$86,180	$88,062	$85,847

(1)
We define Adjusted EBITDA as net income (loss), plus: provision for income taxes, interest expense, non-recurring (income) expense, depreciation and amortization, foreign currency transaction (gain) loss, and stock-based compensation. Please see "Adjusted EBITDA" below for more information and for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP.

(2)
We measure our number of offices per fiscal year based on franchised and company-owned offices open at any point during the tax season.

(3)
Systemwide revenue per office and the net average fee per tax return prepared reflect amounts for our franchised and company-owned offices.

(4)
Our systemwide revenue represents the total tax preparation revenue generated by our franchised and company-owned offices. It does not represent our revenue, but because our franchise royalties are derived from the operations of our franchisees, and because we maintain an infrastructure to support systemwide operations, we consider growth in systemwide revenue to be an important measurement.

Adjusted EBITDA

        To provide additional information regarding our financial results, we have disclosed in the table above and within this annual report Adjusted EBITDA. Adjusted EBITDA represents net income, before income taxes, interest expense, depreciation and amortization and certain other items specified below. We have provided a reconciliation below of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure.

        We have included Adjusted EBITDA in this annual report because we seek to manage our business to achieve higher levels of Adjusted EBITDA and to improve the level of Adjusted EBITDA as a percentage of revenue. In addition, it is a key basis upon which we assess the performance of our operations and management. We also use Adjusted EBITDA for business planning and the evaluation of acquisition opportunities. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons. We believe the presentation of Adjusted EBITDA enhances an overall understanding of the financial performance of and prospects for our business. Adjusted EBITDA is not a recognized financial measure under GAAP, and may not be comparable to similarly titled measures used by other companies in our industry. Adjusted EBITDA should not be considered in isolation from or as an alternative to net income, operating income (loss) or any other performance measures derived in accordance with GAAP.

        The following table presents a reconciliation of Adjusted EBITDA for each of the periods indicated:

	Fiscal Years Ended April 30,
	2008	2009	2010	2011	2012
	(dollars in thousands)
Reconciliation of Adjusted EBITDA to Net Income
Net income	$16,866	$12,079	$11,002	$15,762	$17,411
Interest expense	2,040	1,769	1,947	1,954	1,854
Income tax expense	11,114	8,737	6,882	10,874	10,394
Depreciation, amortization and impairment charges	4,937	5,313	7,305	6,062	7,169
Loss on discontinued use of software	—	—	5,570	—	—
Foreign currency transaction (gain) loss	(391)	451	(1,014)	(75)	(4)
Net gain on short-term investments	(4)	(762)	(2,454)	—	—
Costs associated with postponed IPO	—	—	—	—	1,348
Stock-based compensation expense	869	1,055	1,000	1,494	1,429

Adjusted EBITDA	$35,431	$28,642	$30,238	$36,071	$39,601

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        We are one of the leading providers of tax preparation services in the United States and Canada. As measured by both the number of returns prepared and the number of retail offices, we are the third largest and fastest growing national retail preparer of individual tax returns in the United States and the second largest retail preparer of individual tax returns in Canada. From 2001 through 2012, we have grown the number of U.S. tax returns prepared in our offices from approximately 137,000 to nearly 1.8 million. Our tax preparation services and related financial products are offered primarily through franchised locations, although we operate a very limited number of company-owned offices each tax season. All of the offices are operated under the Liberty Tax Service brand.

        From 2001 through 2012, we grew our number of tax offices from 508 to nearly 4,200. We and our franchisees operated 3,920 offices in the United States during the 2012 tax season, a 9.2% increase over the 2011 tax season, when we operated 3,590 offices, which was itself a 9.3% increase over the number of offices operated in the 2010 tax season. Approximately 59% of our revenue for fiscal year 2012 was derived from franchise fees, royalties and advertising fees, and for this reason, continued growth in our franchise locations is viewed by management as the key to our future performance.

Our revenue primarily consists of the following components:

  •
  Franchise Fees:    We earn franchisee fees from our franchisees and ADs. Our standard franchise fee per territory is $40,000 and we offer our franchisees flexible structures and financing options for franchise fees. We recognize franchise fees, net of a provision for franchise fee refunds, when our obligations to prepare the franchise for operation have been substantially completed. When we finance franchise fees, we record the franchise fees as deferred revenue until the franchisee has made a significant financial commitment (payment of 20% of the franchise fee) and met certain other criteria. However, in 2011 we introduced a new franchise fee option that forgoes the initial franchise fee payment in favor of a higher royalty rate. Our franchise fees for AD areas vary based on our assessment of the revenue potential of each AD area, and also depend on the performance of any existing franchisees within the AD area being sold. Our ADs generally receive 50% of the franchise fees derived from territories located in their area. See "Item 1—Business—Business—Liberty's Franchise Model."

  •
  Royalties:    We earn royalty revenue from our franchisees. Our franchise agreement requires franchisees to pay us a base royalty equal to 14% of the franchisee's tax preparation revenue, subject to certain specified minimums. Franchisees acquiring territories under our new "zero franchise fee" alternative are required to pay us franchise royalties of 25% through their first five tax seasons, and thereafter 14% of their tax preparation revenue. Over time, as our offices continue to "season," we expect that our growth in revenue from royalties will continue to outpace our growth in revenue from franchise fees. We also expect to see steadier growth from our royalty revenue, but our franchise fee revenue may decrease if franchisees choose our "zero franchise fee" alternative. Our ADs generally receive 50% of the royalties derived from territories located in their area.

  •
  Advertising Fees:    We earn advertising fee revenue from our franchisees. Our franchise agreement requires all franchisees to pay us an advertising fee of 5% of the franchisee's tax preparation revenue, which we use primarily to fund collective advertising efforts.

  •
  Financial Products:    We offer two types of financial products: "refund transfer" products, such as ERCs, which involve providing a means by which a customer may receive his or her refund more quickly and conveniently, and refund-based loans, such as RALs and ICAs. We earn fees from the use of these financial products. After the 2012 tax season, we will no longer be able to offer RALs through banks and other federally-insured financial institutions, and our ability to offer refund-based loans may therefore be limited. See "Item 1—Business—Business—Tax

    Preparation in the Liberty System." However, we believe the negative effect of fewer refund-based loans will be offset by two factors. First, we believe that most customers who previously would have obtained loans have elected to purchase a refund transfer product, and that the continued availability of these products will enable us to experience similar financial product "attachment rates" as in prior years. Second, as we continue to offer more of our financial products through our JTH Financial subsidiary, we expect to be able to realize more of the fee income associated with financial products (although we will also incur greater expenses in connection with offering the products).

  •
  Tax Preparation Fees:    We also earn tax preparation revenue directly from both the operation of company-owned offices and the provision of tax preparation services through our eSmartTax online product.

        For purposes of this section and throughout this annual report, all references to "fiscal 2012," "fiscal 2011," and "fiscal 2010" refer to our fiscal years ended April 30, 2012, 2011, and 2010, respectively. For purposes of this section and throughout this annual report, all references to "year" or "years" are the respective fiscal year or years ended April 30 unless otherwise noted in this annual report, and all references to "tax season" refer to the period between January 1 and April 30 of the referenced year.

	Fiscal Years Ended and as of April 30,
	2010	2011	2012
	(dollars in thousands, except net average fee per tax return prepared, systemwide revenue per, office and fees per tax return)
Results of Operations:
Total revenue	$84,627	$95,524	$109,100
Operating income	$16,363	$28,515	$29,655
Net income	$11,002	$15,762	$17,411
Other Financial and Operational Data:
Franchisees	1,901	1,941	2,098
Number of franchised offices	3,462	3,790	4,089
Number of company-owned offices	69	55	94
Tax returns prepared	1,912,000	2,044,000	2,188,000
Net average fee per tax return prepared in our offices	$170	$174	$173
Systemwide revenue	$304,300	$338,600	$359,100
Systemwide revenue per office	$86,180	$88,062	$85,847
Number of financial products	783,000	902,000	922,000

        In evaluating our performance, our management focuses on several metrics that we believe are key to our continued success:

  •
  Net growth in office locations.  Our growth in office locations from year to year is a function of the opening of new offices, offset by locations that our franchisees or we close from year to year. Changes in the number of our offices are a function of both the sale of new territories and the opening of offices in previously sold territories. In fiscal 2012, our franchisees acquired 428 new territories in the U.S. in which new offices were open for the 2012 tax season (compared to 284 such offices in fiscal 2011), and opened an additional 243 offices in U.S. territories that had been sold in prior years. Our net increase in offices of 330 reflects the fact that because of franchise terminations and other reasons, 341 offices that operated in the 2011 tax season were closed before the 2012 season.

  We also utilize our AD program to focus on areas with large underdeveloped groups of territories we believe would benefit from the dedicated sales attention that an AD brings to our franchise sales process. While we intend to grow our franchise network through the sale of new AD areas, opportunities often arise to acquire underperforming AD areas or AD areas in more mature markets at favorable terms, offering us better future profitability from the associated franchise locations as a consequence of repurchasing the area rights of those ADs.

  •
  Growth in the number of returns prepared.  We strive to provide our franchisees with the resources and training needed to grow their own revenue, and one of the principal factors in that growth is growth in the number of returns prepared. We and our franchisees prepared a total of approximately 1.8 million returns in our U.S. offices in the 2012 tax season, which was an increase of 8% from the 2011 tax season. Our new retail offices typically experience their most rapid growth during their first five years as they develop customer loyalty, operational experience and a referral base within their community. As our existing offices continue to "season," we anticipate that growth in returns will continue to exceed the percentage of growth in the number of offices.

  •
  Growth in systemwide revenue.  We earn most of our revenue from franchise fees, royalties and advertising fees. Therefore, the growth in systemwide revenue, which represents total revenue of our franchised and company-owned offices is not a direct measure of our performance. However, because our royalty revenue is derived from systemwide revenue, and because our cost structure is based on maintaining resources to support a franchise system, we believe that this information is important in obtaining an understanding of our financial performance. We believe systemwide revenue information aids in understanding how we derive royalty revenue, assists readers in evaluating our performance relative to competitors, indicates the strength of our franchised brand and demonstrates increases in recurring royalty revenue.

  Our systemwide revenue grew by 6% from fiscal 2011 to 2012, as compared to 11.3% from fiscal 2010 to fiscal 2011. This increase in both years was the result of the continued seasoning of newer offices, and of the additional offices added for the more recent tax season.

  •
  Growth in the number of financial products obtained by customers in Liberty Tax offices.  As we describe elsewhere in this annual report, we and our competitors face a challenging legal and regulatory environment with respect to the types and characteristics of the financial products we can enable our franchised and company-owned offices to make available to their customers. The availability of products in our offices drives customer loyalty and word of mouth referrals, and it is important that we give customers who view our services as an alternative to the lengthy process of receiving a tax refund by mail a full range of appropriate and competitive choices.

  Although we have faced and expect to continue to confront challenges in connection with financial products, we do not anticipate that, absent new regulations or restrictions, additional changes (including the agreement of Republic Bank not to offer RALs after the 2012 tax season) will substantially affect the revenue we derive from financial products. First, we now receive service fee revenue directly from the customers who acquire the different financial products we offer, so a shift among types of products (such as from RALs to ICAs and ERCs) will not have a material effect on our results. Second, we have observed that as RALs have become more difficult to obtain, customers continue to desire other refund-based products, and tend to move from loan-based products to refund transfer products such as ERCs. For example, the total percentage of our U.S. customers obtaining a RAL, another loan-based product or an ERC changed to 51.5% in the 2012 tax season from 54.4% in the 2011 tax season, and 52.2% during the 2010 tax season, even as the percentage of customers receiving RALs decreased from 13.0% in 2010 to 5.6% in 2011 and 4.5% in 2012. Finally, we are increasingly utilizing our subsidiary, JTH Financial, to offer financial products in certain of our offices through contractual arrangements with new financial product providers. We expect to grow that business, which we expect to enable us to ameliorate some of the less favorable economic terms we receive from our traditional providers by allowing us to receive fees associated with the products offered through JTH Financial. Our use of JTH

  Financial does involve increased costs in the form of technology and other administrative costs, but our fee structure for financial products should allow us to absorb those costs without any material adverse effect on our operating results. For a discussion of the risks attendant to our financial products, see "Item 1A—Risk Factors—Risks Related to Regulation of Our Industry."

Results of Operations

Fiscal year 2012 compared to fiscal year 2011

        Revenues.    The table below sets forth the components and changes in our revenue for the years ended April 30, 2012 and 2011.

	Fiscal Years Ended April 30,
			% Change
	2011	2012
	(dollars in thousands)
Franchise fees, net
Area developer	$6,858	$9,263	35%
Territory	6,290	4,882	(22)%
Royalties	31,256	33,870	8%
Advertising fees	15,623	16,094	3%
Financial products	16,507	22,903	39%
Interest income	10,110	11,437	13%
Tax preparation fees, net of discounts	4,789	7,026	47%
Other	4,091	3,625	(11)%

Total revenues	$95,524	$109,100	14%

        Our total revenues increased by 14% in fiscal 2012 primarily due to a 39% increase in financial products revenue, a 47% increase in tax preparation fees, and a 8% and 3% increase in royalties and advertising fees, respectively. The substantial increase in financial products revenue was driven by the continuing growth of our subsidiary JTH Financial, and the fact that we originated substantially more of our customer financial products through this subsidiary in fiscal 2012 than in fiscal 2011. The change also incorporates the expansion of our ICA program to seven states during the 2012 tax season. The increase in tax preparation fees was a consequence of our operation of more company-owned offices in 2012 than in 2011. The increase in royalties and advertising fees was caused primarily by continued growth in our number of offices open for the 2012 tax season and the number of returns prepared by those offices.

        The increase in franchise fees included a 35% increase in area developer sales, which was due to fees recognized from selling 25 AD areas in 2012 as compared to only 16 AD areas in 2011, offset in part by a 22% decrease in revenue from franchise territory sales, which reflects in part the launch of our zero franchise fee option during fiscal 2012. During the 2012 tax season, approximately 160 franchises were operating in territories subject to the zero franchise fee option. We also experienced a 13% increase in our interest income in fiscal 2012, which reflects an increase in franchisee and area developer loan balances, which were 11.8% higher at April 30, 2012 than at April 30, 2011.

        Operating expenses.    The following table details the amounts and changes in our operating expenses in and from fiscal 2012 and fiscal 2011.

	Fiscal Years Ended April 30,
			% Change
	2011	2012
	(dollars in thousands)
Employee compensation and benefits	$25,162	$29,802	18%
Advertising	15,078	15,346	2%
General and administrative	20,537	25,709	25%
Costs associated with postponed IPO	—	1,348	NM
Depreciation, amortization and impairment charges	6,062	7,169	18%
Other expense	170	71	(58)%

Total operating expenses	$67,009	$79,445	19%

        Our total operating expenses increased by $12.4 million in fiscal 2012 compared to fiscal 2011, representing a 19% increase. The largest components of this increase were:

  •
  An 18% increase in employee compensation and benefits attributable to the addition of personnel due to an increase in company-owned offices from the prior year, additional staffing of JTH Financial, and the additional expenses associated with anticipating our becoming a public company.

  •
  An 18% increase in depreciation, amortization, and impairment charges, caused primarily by an increase in amortization related to customer lists and AD franchise rights as a result of our increased investment in those intangible assets and increased impairment for our customer lists.

  •
  A 25% increase in general administrative expenses, caused primarily by the following:

  •
  A $1.9 million increase in professional fees, related to legal and technology projects and increased costs incurred by JTH Financial.

  •
  A $1.7 million increase in fees associated with providing financial products primarily related to our obligation to purchase from the lender any ICA more than 60 days past due, which did not occur at a material level in fiscal 2011 because we offered the ICA product during the 2011 tax season on a very limited basis.

  •
  A $1.0 million increase in bad debt expense based on our assessment of the appropriate level of the allowance for doubtful accounts. A portion of this increase relates to the growth of our franchise and area developer loan portfolio.

  •
  A $0.8 million increase in rent and related costs to support an increase in company-owned offices.

        Other items.    We also incurred charges of $1.3 million related to the expensing of legal, accounting and other professional costs associated with our planned IPO, which we determined to postpone in April 2012.

        Income Taxes.    The following table sets forth certain information regarding our income taxes for the fiscal years ended April 30, 2011 and 2012.

	Fiscal Years Ended April 30,
			% Change
	2011	2012
	(dollars in thousands)
Income before income taxes	$26,636	$27,805	4%
Income tax expense	$10,874	$10,394	(4)%
Effective tax rate	40.8%	37.4%

        The decrease in our income tax expense and our effective tax rate from fiscal 2011 to fiscal 2012 was primarily a result of the research credit related to our software development projects.

        Net income.    Our net income increased by 10% in fiscal 2012, reflecting an increase in operating income of 4% coupled with a more favorable effective tax rate.

Fiscal year 2011 compared to fiscal year 2010

        Revenues.    The table below sets forth the components and changes in our revenue for the years ended April 30, 2011 and 2010.

	Fiscal Years Ended April 30,
			% Change
	2010	2011
	(dollars in thousands)
Franchise fees, net
Area developer	$963	$6,858	612%
Territory	8,669	6,290	(27)%
Royalties	27,726	31,256	13%
Advertising fees	13,687	15,623	14%
Financial products	14,175	16,507	16%
Interest income	8,876	10,110	14%
Tax preparation fees, net of discounts	5,982	4,789	(20)%
Other	4,549	4,091	(10)%

Total revenues	$84,627	$95,524	13%

        Our total revenues increased by 13% in fiscal 2011, primarily due to a six-fold increase in franchise fees from the sale of AD areas, a 13% and 14% increase, respectively, in royalties and advertising fees earned from our franchisees, and a 16% increase in financial products revenue. The significant increase in franchise fees from the sale of AD areas was due to the sale of several larger AD areas in fiscal 2011, which was offset in part by a 27% decrease in revenue from the sale of franchise territories. The increase in AD sales reflects our increased success in closing sales of AD areas in fiscal 2011, and the fact that the 2011 sales of AD areas included several more populous geographic areas that therefore had higher than average purchase prices. By contrast, the decrease in franchise territory sales in fiscal 2011 reflects a failure to close as many franchise sales in fiscal 2011 as in fiscal 2010.

        The increase in our royalties and advertising fees revenue in fiscal 2011 was caused primarily by the growth in our number of offices open for the 2011 tax season and in the number of returns prepared by those offices.

        The reduction in tax preparation fees in fiscal 2011 is the consequence of our operation of fewer company-owned offices during the 2011 tax season.

        The increase in the interest income we received in fiscal 2011 reflects the additional lending we made to our franchisees and ADs for the acquisition of territories and areas and to our franchisees for working capital purposes. At April 30, 2011, our total amounts due from franchisees and ADs were 17% higher than at April 30, 2010.

        Operating expenses.    The following table details the amounts and changes in our operating expenses in and from fiscal 2011 and fiscal 2010.

	Fiscal Years Ended April 30,
			% Change
	2010	2011
	(dollars in thousands)
Employee compensation and benefits	$24,526	$25,162	3%
Advertising	12,872	15,078	17%
General and administrative	17,871	20,537	15%
Loss on discontinued use of software	5,570	—	(100)%
Depreciation, amortization and impairment charges	7,305	6,062	(17)%
Other expense	120	170	42%

Total operating expenses	$68,264	$67,009	(2)%

        Excluding the loss of $5.6 million associated with our decision in fiscal 2010 to discontinue the use of our former online tax preparation software, our total operating expenses increased by $4.3 million in fiscal 2011, or 7%. The largest components of this increase were a 17% increase in advertising expense due directly to the related increase in advertising fees, a $1.1 million increase in financial product rebates, which represents a portion of the fee income related to financial products that we elect to share with our franchisees (subject to possible offset for their portion of any guaranty obligations we are required to satisfy in connection with the defaults by financial product customers), and a $1.3 million increase in the amount we accrued for bad debts. The latter two items accounted for most of the increase in our general and administrative expenses. We expended more on advertising in fiscal 2011 compared to fiscal 2010 primarily because when our franchisees pay us more in advertising fees as their revenue increases, we in turn increase our related spending. The increase in product rebate payments reflected an increase in the revenues we generated from financial products in fiscal 2011, which we shared with our franchisees.

        Other items.    We also experienced a $3.4 million reduction in other income in fiscal 2011, principally as a result of a decrease in net gains on short-term investments, which reflects the fact that we experienced gains associated with our short-term investments during fiscal 2010 that did not recur in fiscal 2011. Moreover, we recognized $900,000 less in income associated with foreign currency transaction gains in 2011 compared to 2010. In addition, as shown below, because of our growth in operating income, our income tax expense increased 58% in fiscal 2011.

	Fiscal Years Ended April 30,
			% Change
	2010	2011
	(dollars in thousands)
Income before income taxes	$17,884	$26,636	49%
Income tax expense	$6,882	$10,874	58%
Effective tax rate	38.5%	40.8%

        The increase in our effective tax rate from fiscal 2010 to fiscal 2011 was primarily a result of a greater percentage of our 2011 income before income taxes being earned in the United States, which is taxed at a higher rate than income earned in Canada.

        Net income.    Our net income increased by 43% in fiscal 2011, reflecting an increase in operating income of 74%, and the fact that the increase in our revenues in fiscal 2011 grew faster than the increase in our operating expenses (excluding the effect of the loss on discontinued use of software in fiscal 2010).

Liquidity and Capital Resources

Overview of factors affecting our liquidity

        Seasonality of cash flow.    Our tax return preparation business is seasonal, and most of our revenues and cash flow are generated during the period from early February through April 30. Following each tax season, from May 1 through early February of the following year, we rely significantly on excess operating cash flow from the previous season, from cash payments made by franchisees and ADs who purchase new territories and areas prior to the next tax season and make cash payments in connection with those purchases, and on the use of our credit facility to fund our operating expenses and invest in the future growth of our business. Our business has historically generated a strong operating cash flow from operations on an annual basis. We devote a significant portion of our cash resources during the off season to finance the working capital needs of our franchisees. We have also been incurring significant expenditures in the development of our NextGen project.

        Credit facility.    In February 2008, JTH Tax, Inc. entered into a revolving credit facility. This revolving credit facility, which provided for maximum allowable borrowings of $125 million, was replaced effective April 30, 2012 with a new credit facility that consists of a $25 million term loan and a $105 million revolving credit facility. The term loan amortizes on a quarterly basis and matures on April 30, 2017, and the revolving loan also expires on April 30, 2017. The outstanding borrowings on both loans accrue interest at an adjusted one month LIBOR rate plus a margin that varies from 1.50% to 2.25% (an increase of 25 basis points from our previous revolving credit facility), depending on our leverage ratio. The interest rate at April 30, 2012 was 1.87%. This indebtedness is collateralized by substantially all of our assets, including the assets of our subsidiaries.

        Under our new credit facility, we are subject to a number of covenants that could potentially restrict how we carry out our business, or that require us to meet certain periodic tests in the form of financial covenants. The restrictions we consider to be material to our ongoing business include the following:

  •
  We must satisfy a "leverage ratio" test that is based on our outstanding indebtedness at the end of each fiscal quarter.

  •
  We must satisfy a "fixed charge coverage ratio" test at the end of each fiscal quarter.

  •
  We must reduce the outstanding balance under our revolving loan to zero for a period of at least 45 consecutive days each fiscal year.

        In addition, were we to experience certain types of changes in control affecting Mr. Hewitt's continuing control of us, or certain changes to the composition of our Board of Directors, we might become subject to an event of default under our credit facility, which may result in the acceleration of our obligations under that facility.

        Our credit facility also contains customary affirmative and negative covenants, including limitations on indebtedness, limitations on liens and negative pledges, limitations on investments, loans and acquisitions, limitations on mergers, consolidations, liquidations and dissolutions, limitations on sales of assets, limitations on certain restricted payments and limitations on transactions with affiliates, among others.

        Franchisee lending and potential exposure to credit loss.    A substantial portion of our cash flow during the year is utilized to provide funding to our franchisees and ADs. At April 30, 2012, our total balance of loans to franchises and ADs for working capital and equipment loans, representing cash amounts we had advanced to the franchisees and ADs, was $13.7 million. In addition, at that date, our franchisees and ADs together owed us an additional $66.1 million for unpaid amounts owed to us, typically representing the unpaid purchase price of new territories (in the case of franchisees) and areas comprising clusters of territories (in the case of ADs), and other amounts owed to us for royalties and other unpaid amounts for which our franchisees and ADs had outstanding payment obligations.

        Our actual exposure to potential credit loss associated with franchisee loans is less than the aggregate amount of those loans because a significant portion of those loans are to franchisees located within AD areas, where our AD is ultimately entitled to a substantial portion of the franchise fee and royalty revenues represented by some of these loans. For this reason, the amount of indebtedness of franchisees to us is effectively offset in part by our related payable obligation to ADs in respect of franchise fees and royalties. As of April 30, 2012, the total indebtedness of franchisees to us where the franchisee is located in an AD area was $62.5 million, but $21.9 million of that indebtedness represents amounts ultimately payable to ADs as their share of franchise fees and royalties.

        Our franchisees make electronic return filings for their customers utilizing our facilities. Our franchise agreements allow us to obtain repayment of amounts due to us from our franchisees through an electronic fee intercept program before our franchisees receive net proceeds of the tax preparation and other fees they have charged to their customers on tax returns associated with financial products. Therefore, we are able to minimize the nonpayment risk associated with amounts outstanding to franchisees by obtaining direct electronic payment in the ordinary course throughout the tax season. Our credit risk associated with amounts outstanding to ADs is also mitigated by our electronic fee intercept program, which enables us to obtain repayments of amounts that would otherwise flow through to ADs as their share of franchisee fee and royalty payments, to the extent of an AD's indebtedness to us.

        The unpaid amounts owed to us from our franchisees and ADs are collateralized by the underlying franchise or area and are guaranteed by the respective franchisee or AD and the related owner(s). Accordingly, to the extent a franchisee or AD does not satisfy its payment obligations to us, we may repossess the underlying franchise or area in order to resell it in the future. At April 30, 2012, we had an investment in impaired accounts and notes receivable and related interest receivable of approximately $11.2 million. We consider accounts and notes receivable to be impaired if the amounts due exceed the fair value of the underlying franchise and estimate an allowance for doubtful accounts based on that excess. Amounts due include the recorded value of the accounts and notes receivable reduced by the allowance for uncollected interest, amounts due to ADs for their portion of franchisee receivables, any related deferred revenue and amounts owed to the franchisee or AD by us. In establishing the fair value of the underlying franchise, we consider net fees of open territories and the number of unopened territories. At April 30, 2012, we have recorded an allowance for doubtful accounts for impaired accounts and notes receivable of $5.8 million. There were no significant concentrations of credit risk with any individual franchisee or AD as of April 30, 2012, and we believe that our allowance for doubtful accounts as of April 30, 2012 is adequate for our existing loss exposure. We closely monitor the performance of our franchisees and ADs, and will adjust our allowances as appropriate if we determine that the existing allowances are inadequate to cover estimated losses.

        ICA guarantees.    During the 2011 tax season, we entered into a relationship with a non-bank lender to offer ICAs to customers in a limited number of our offices. We expanded this program in the 2012 tax season and expect further expansion in subsequent tax seasons. In exchange for the payment of a fee, we guarantee any loan losses incurred by the third party lender from the loans to our customers. These loans are typically made with the expectation that they will only be outstanding for a few weeks. We are obligated to repurchase these loans if they are not repaid within 60 days. We expect the number of these loans made and the balance outstanding to peak early in the tax season, but significantly decrease by the end of February. In addition, we may repurchase loans because of the 60 day requirement, and subsequently collect a portion of the loan balances. During the 2012 tax season, we incurred $1.1 million in losses related to those loans, which represented 2.4% of the ICA loans made during the 2012 tax season.

        Dividends.    We have never declared or paid a cash dividend on our capital stock. Although we may pay cash dividends in the future, the payment of dividends will be at the discretion of our Board of Directors and will depend, among other things, on our earnings, capital requirements and financial condition. Our ability to pay dividends will also be subject to compliance with the financial covenants that are contained in our credit facility and may be restricted by any future indebtedness that we incur or issuances of preferred stock. See "Item 5—Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

Sources and uses of cash

        Operating activities.    In fiscal 2012, we generated $4.3 million less cash from operating activities compared to fiscal 2011: This decrease was largely attributable to the following factors:

  •
  Higher general and administrative payments of $7.5 million as we incurred more costs to support the increase in offices and franchises as compared to the prior year.

  •
  Higher payroll-related payments of $4.6 million attributable to the addition of personnel due to an increase in company owned and franchise offices from the prior year, additional staffing of JTH Financial, and the additional expenses associated with anticipating our becoming a public company.

  •
  Higher financial product rebate payments of $2.1 million because we paid 2011 rebates in 2012, but substantially all of the fiscal 2010 financial product rebates had been paid prior to the end of 2010. This change in timing related to our determination that we should delay payment until we could assess our RAL guarantee obligation to Republic Bank for the 2011 tax season, which was the first season the debt indicator had become unavailable.

  •
  Payments made of $1.3 million for costs related to the postponement of our initial public offering.

  •
  Higher advertising payments of $0.9 million as we increased spending to the match the increase in advertising royalties.

        Some of the factors that improved our operating cash flows in fiscal 2012 and partially offset the factors described above were:

  •
  Higher financial product fees of $4.7 million in 2012 compared to 2011 primarily because we offered more ERCs through JTH Financial, as well as ICAs in more offices, in fiscal 2012 than in fiscal 2011.

  •
  Higher franchise fees and royalty revenues of $2.3 million, which reflect an increase in AD franchise sales and an increase in offices and systemwide revenue and the associated increase in royalties.

  •
  Higher tax preparation fees of $2.2 million associated with operating more company-owned offices in 2012 than in 2011.

  •
  Higher interest income of $1.2 million associated with an increase in amounts loaned to our franchisees for working capital needs and to purchase company-owned offices.

  •
  Lower tax payments of $0.8 million.

        In fiscal 2011, we generated $6.7 million more cash from operating activities compared to fiscal 2010, which reflected increased revenue from franchise fees of $3.5 million, of royalties and advertising fees of $5.5 million, and financial product revenue of $2.3 million. Some of the items that contributed to our cash flow in fiscal 2011 include:

  •
  Higher franchisee fees, royalties and advertising fees of $3.9 million, which reflects an increase in AD franchise sales and an increase in offices and systemwide revenue and the associated increase in royalties.

  •
  Higher financial product fees of $1.0 million as we provided more financial products in fiscal 2011 than in fiscal 2010.

  •
  Lower financial product rebate payments of $3.2 million, because we paid the fiscal 2011 rebates in fiscal 2012.

  •
  Higher interest income of $1.5 million associated with an increase in amounts loaned to our franchisees for working capital needs and to purchase company-owned offices.

  •
  Lower other expense payments in fiscal 2011 of $1.8 million primarily associated with a litigation judgment paid in fiscal 2010.

        Some of the factors that partially offset our cash flow in fiscal 2011 were:

  •
  Higher advertising payments of $1.7 million because we increased spending to match the increase in advertising fees.

  •
  Lower tax preparation fees of $1.2 million associated with our company-owned offices because we operated fewer company-owned offices in fiscal 2011 than in fiscal 2010.

  •
  Lower foreign currency transaction gains of $900,000 because gains experienced in fiscal 2010 did not recur in fiscal 2011.

  •
  Higher payroll related and general and administrative payments of $0.9 million because we hired more employees and incurred more costs to support the increase in offices and franchisees.

        Investing activities.    In fiscal 2012, we utilized $7.0 million more in cash for investing activities as compared to fiscal 2011. This increase was largely attributable to the following factors:

  •
  An increase of $3.2 million in purchases of property and equipment, primarily attributable to an increase in software development costs primarily related to our NextGen project.

  •
  An increase of $1.7 million in the acquisition of assets from franchisees and area developers.

  •
  A $1.6 million net increase in the issuance of operating loans to our franchisees (including ADs), net of payments received on operating loans.

  •
  An equity interest acquired in a tax software development company for $1.0 million.

        In fiscal 2011, we utilized $15.6 million more cash from investing activities as compared to fiscal 2010. This increase was largely attributable to the following factors:

  •
  A $326,000 net increase in the issuance of operating loans to our franchisees (including ADs), net of payments received on operating loans.

  •
  An increase of $1.5 million in purchases of property and equipment, which was attributable to an increase in software development costs primarily related to our NextGen project of $4.6 million, offset by a decrease in building purchases of $3.3 million.

  •
  A decrease in net proceeds of sale of short-term investments of $14.9 million.

        Financing activities.    In fiscal 2012, we generated $29.9 million more cash from financing activities as compared to fiscal 2011due to borrowing $25.0 million of term debt on our credit facility, repurchasing $8.5 million less of stock from our common and preferred shareholders in 2012 as compared to 2011, and receiving $3.1 million less in proceeds related to the exercise of stock options, reflecting a decrease in the number of stock options that expired in 2012 as compared to 2011.

        In fiscal 2011, we used $7.9 million less cash for financing activities as compared to fiscal 2010, primarily because our repayments under our revolving credit facility during fiscal 2010 exceeded our borrowings under our revolving credit facility by $10.0 million that year, reflecting the repayment of our revolving credit facility balances as of April 30, 2009 with the net proceeds from the sale of short-term investments. During fiscal 2011, we borrowed $42.0 million more under our revolving credit facility than during fiscal 2010, but repaid the entire balance of our revolving credit facility prior to the end of the fiscal year. In both years, we expended more than $10 million in repurchases of our common stock, which amounted to $10.2 million for fiscal 2010 and $10.1 million for fiscal 2011. These repurchases occurred primarily to reduce the size of our stockholder base and to provide liquidity to our stockholders. In fiscal 2011, we also repurchased from one of our stockholders $2.7 million of that stockholder's preferred stock.

Future cash needs and capital requirements

        Operating cash flow needs.    We believe that our new credit facility entered into on April 30, 2012 will be sufficient to support our cash flow needs.

        The maximum balance of our revolving credit facility during fiscal 2012 was $116.8 million on February 1, 2012, and by April 30, 2012, we were able to repay the entire balance of our revolving credit facility. At April 30, 2012, using the leverage ratio applicable under our loan covenants at the end of each fiscal year, our maximum unused borrowing capacity was $88 million. Under our new credit facility, we remain subject to the same leverage ratio test, and our leverage ratio requirement at January 31, 2013 will be 4:1 as compared to the 3:1 ratio applicable as described below for the other quarters of the fiscal year.

        Our new credit facility also contains a new requirement that we reduce the balance of our revolving loan to zero for a period of at least 45 consecutive days each fiscal year. However, because our term loan will remain outstanding during that 45 day period, and given our historic cash flow experience at the end and at the beginning of each fiscal year, we do not anticipate that the unavailability of our revolving loan during that 45 day period each fiscal year will adversely affect our cash flow.

        We believe several factors will affect our cash flow in future periods, including the following:

  •
  The extent to which we extend additional financing to our franchisees and ADs, beyond the levels of prior periods.

  •
  The extent and timing of our expenditures related to our NextGen project. Our NextGen project is an integral part of our determination to deliver an improved level of service to our franchisees. In addition to integrating our online and retail-based tax preparation software, we expect the NextGen project, when fully deployed, to improve the ability of our franchisees to comply with financial information protection requirements by moving most tax preparation information to a secure centralized platform, and to provide web-based support services in a way that will be both more accessible to our franchisees and their employees and less expensive for us to provide.

  •
  The cash flow effect of selling franchises under our new program allowing franchisees to purchase additional territories without making any cash down payment.

  •
  The offsetting impact of the higher royalty rates we receive from franchisees who elect to purchase territories under the no down payment plan.

  •
  The extent to which we engage in stock repurchases.

  •
  Our ability to generate fee and other income related to financial products in light of regulatory pressures on us and our business partners.

  •
  The extent to which we repurchase AD areas in order to allow us to receive a full stream of royalties from the franchisees in the AD areas in future periods.

  •
  The extent, if any, to which our Board of Directors elects to declare dividends on our common stock.

        Effect of our credit facility covenants on our future performance.    Our new credit facility, which matures on April 30, 2017, imposes several restrictive covenants, consistent with the covenants that applied under the revolving credit facility it replaced. The credit facility contains a covenant that requires us to maintain a "leverage ratio" of not more than 4:1 at the end of each fiscal quarter ending January 31, and a ratio of not more than 3:1 at the end of each other fiscal quarter. The higher permitted leverage ratio at the end of the January 31 quarter reflects the fact that as of that date, we have typically extended significant credit to our franchisees for working capital and other needs that is not reflected in revenue that we receive from our franchisees until the period beginning in February each year. At January 31, 2012 and April 30, 2012, applying the identical requirements of our prior revolving credit facility, we had a leverage ratio of 3.29:1 and 0.76:1, respectively, calculated as follows:

	Twelve month period ended or at
	January 31, 2012	April 30, 2012
	(dollars in thousands)
Revolving credit facility EBITDA	$35,973	$39,270

Debt
Revolving credit facility	$112,799	$—
Long-term debt	4,521	28,984
Fair value of interest rate swaps and forward contracts	997	694

Total	$118,317	$29,678

Leverage ratio to 1	3.29	0.76

        The following table reconciles the EBITDA calculation we made for the purposes of our revolving credit facility to our net income:

	Twelve month period ended or at
	January 31, 2012	April 30, 2012
	(dollars in thousands)
Net income	$15,180	$17,411
Income tax expense	10,916	10,394
Interest expense	1,943	1,854
Depreciation, amortization and impairment charges	6,632	7,169
Loss on discontinued use of software	—	—
Stock-based compensation	1,484	1,429
Other, net	(182)	1,013

Revolving credit facility EBITDA	$35,973	$39,270

        As shown above, our ratio at April 30, 2012 was 0.76:1, reflecting the fact that we had no balance outstanding on our revolving credit facility at that date and a $25.0 million balance under our term loan. However, using the 3:1 test, our available borrowing capacity under the revolving credit facility at April 30, 2012 was $88 million. The leverage ratio is measured only at the end of each fiscal quarter, and so there may be times at which we exceed the quarter-end leverage ratio during the quarter, which we are permitted to do provided that our leverage ratio is within the allowable ratio at quarter-end. At January 31, 2012 our ratio was 3.29:1, and our unused borrowing capacity was $12.2 million.

        We continue to be obligated under our new credit facility to satisfy a fixed charge coverage ratio test which requires that ratio to be not less than 1.50:1 at the end of every fiscal quarter. At January 31, 2012 and April 30, 2012, our fixed charge coverage ratios were 5.12 and 5.48, respectively, calculated as follows.

	Twelve month period ended or at
	January 31 2012	April 30, 2012
Amount available to cover fixed charges
Revolving credit facility EBITDA	$35,973	$39,270
Less:
Cash paid for income taxes	7,728	7,222
Cash paid for capital expenditures	9,528	10,288

Total	$18,717	$21,760

Fixed charges for the period
Interest expense	$1,943	$1,854
Scheduled payments on term debt	1,716	2,118

Total	$3,659	$3,972

Fixed charge coverage ratio to 1	5.12	5.48

        We were in compliance with the ratio tests described in this section as of April 30, 2012. We expect to be able to manage our cash flow and our operating activities in such a manner that we will continue to be able to satisfy our obligations under the new credit facility for the remainder of the term of that facility.

        As noted above, although we are subject under our new credit facility to a requirement that we reduce the balance of our revolving loan to zero for a period of at least 45 consecutive days each fiscal year, because of the addition of a term loan into our credit facility, we do not believe that new requirement will affect our cash flow or future performance.

Seasonality of Operations

        Given the seasonal nature of the tax return preparation business, we have historically generated and expect to continue to generate most of our revenues during the period from January 1 through April 30. In fiscal 2012 we earned 84% of our revenues during this period. We historically operate at a loss through the first eight months of each fiscal year, during which we incur costs associated with preparing for the upcoming tax season.

Off Balance Sheet Arrangements

        We are a party to interest rate swap agreements that allow us to manage fluctuations in cash flow resulting from changes in the interest rate on our credit facility. These swaps effectively change the variable-rate of our credit facility into a fixed rate credit facility. Under the swaps, we receive a variable interest rate based on the one month LIBOR and pay a fixed interest rate of 2.49% or 2.52% under the different swaps. The notional amounts of the swaps vary from $10 million to $70 million per month, depending on our forecasted seasonal borrowings. At April 30, 2012, the fair value of our interest rate swaps was a liability of $694,000 and was included in accounts payable and accrued expenses.

        We also enter into forward contracts to eliminate exposure related to foreign currency fluctuations in connection with the short-term advances we make to our Canadian subsidiary in order to fund personal income tax refund discounting for our Canadian operations. At April 30, 2012, there were no forward contracts outstanding, but we expect to enter into forward contracts in the future during the Canadian tax season.

Commitments and Contingencies

        The following table sets forth certain of our contractual obligations as of April 30, 2012.

	Contractual Obligations
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(dollars in thousands)
Long-term debt obligations(1)	$31,403	$3,318	$5,586	$22,499	$—
Capital lease obligations	177	45	91	41	—
Operating lease obligations(2)	7,419	3,395	2,995	650	379
Purchase obligations(3)	6,796	6,751	45	—	—

Total contractual obligations	$45,795	$13,509	$8,717	$23,190	$379

(1)
Amounts include mandatory principal payments on long-term debt, as well as estimated interest of $626, $1,120, $845, and $— for less than 1 year, 1-3 years, 3-5 years, and more than 5 years, respectively. Interest calculated for future periods was based on the interest rate at April 30, 2012. The actual interest rate will vary based on LIBOR and our leverage ratio.

(2)
We sublease most of the office spaces represented by this line item, and anticipate sublease receipts from franchisees of $1,648, $1,359, $374, and $111 for less than 1 year, 1-3 years, 3-5 years, and more than 5 years, respectively.

(3)
Amounts are primarily for advertising expense and for software licenses, maintenance and development.

Critical Accounting Policies

        Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The following critical accounting policies may affect reported results.

        Revenue Recognition.    We recognize franchise fees, net of a provision for franchise fee refunds, when our obligations to prepare the franchise for operation have been substantially completed. No franchise fee revenue is recognized related to the Company's sale of a zero franchise fee territory. Direct costs related to territories sold with no franchise fee are deferred until the related royalty revenue is recognized. Our franchise fees also include AD sales. When we finance franchise fees, we record the franchise fees as deferred revenue until the franchisee or AD has made a significant financial commitment (payment of 20% of the franchise fee) and met certain training criteria, which require franchisees to pass our entry level franchisee training course and ADs to complete equivalent AD training.

        We recognize royalties and advertising fees currently as our franchised territories generate sales. These amounts are recognized net of amounts due to ADs for their portion of royalty payments. When we sell company-owned offices and finance those sales, we defer gains on the sales until the purchaser has made a significant financial commitment (20% of the purchase price), but recognize losses on the sales immediately upon sale, where applicable.

        Derivative Instruments and Hedging Activities.    We account for derivatives and hedging activities and recognize all derivative instruments as either assets or liabilities on our balance sheet at their respective fair values. For derivatives designated in hedging relationships, changes in fair value are either offset through earnings against the change in fair value of the hedged item attributable to the risk being hedged, or recognized in income to the extent the derivative is effective at offsetting the changes in cash flows being hedged until the hedged item affects earnings. For derivative instruments that are designated and qualify as part of a cash flow hedging relationship, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

        We discontinue hedge accounting prospectively when we determine that the derivative is no longer effective in offsetting cash flows attributable to the hedged risk, the derivative expires or is sold, terminated or exercised, the cash flow hedge is de-designated because a forecasted transaction is not probable of occurring, or we determine to remove the designation of the cash flow hedge. Whenever hedge accounting is discontinued and the derivative remains outstanding, we continue to carry the derivative at its fair value on the balance sheet and recognize any subsequent changes in fair value in earnings. When it is no longer probable that a forecasted transaction will occur, we discontinue hedge accounting and recognize immediately earnings gains and losses that were accumulated in other comprehensive income related to the hedging relationship.

        Long-Lived Assets.    We review our long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We measure recoverability by comparison of the carrying value of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. We recognize and measure potential impairment at the lowest level where cash flows are individually identifiable. If the carrying amount of an asset exceeds its estimated future cash flows, we recognize an impairment charge equal to the amount by which the carrying value of the asset exceeds the fair value of the asset. We determine fair value through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals. If assets are to be disposed of, we separately present these assets in the balance sheet and report them at the lower of the carrying amount or fair value less selling costs, and no longer depreciate them. When we have assets classified as held for sale, we present them separately in the appropriate asset and liability sections of the balance sheet.

        Allowance for Doubtful Accounts.    Our allowance for doubtful accounts includes our best estimate of the amount of probable credit losses in our existing accounts receivable and notes receivable. Because the repayment of accounts receivable and notes receivable are dependent on the performance of the underlying franchises, at the end of each reporting period we estimate the amount of the allowance for uncollectible accounts based on a comparison of amounts due to the estimated fair value of the underlying franchise.

        Stock Compensation Expense.    We calculate the cost of our employee stock-based compensation based on the grant date fair value of stock option awards using the Black-Scholes-Merton option pricing model. We recognize compensation costs for an award that has a graded vesting schedule on a straight-line basis over the service period for the entire length of the stock option award.

        The following chart indicates the number of stock options granted during fiscal 2012, the fair value of the underlying stock as determined by the Company, and the per share total stock compensation expense that will be recognized by the Company in connection with those shares associated with the stock option grants:

Date and Year of Grant	Number of Options Granted	Average Exercise Price	Fair Value of Underlying Common Stock	Per Share Stock Compensation Expense	Aggregate Stock Compensation Expense
June 2011	423,670	$15.00	$15.00	$2.31	$976,868
August 2011	10,000	$15.00	$15.00	$1.96	$19,600

        In establishing the fair value of our Class A Common Stock for each of the periods indicated above, we considered appropriate accounting literature regarding the valuation of privately-held company equity securities and determined that the values established in contemporaneous transactions provided a reasonable basis for establishing the fair value for stock compensation expense purposes. On this basis, we did not obtain any third party valuation or utilize other valuation methods.

        We concluded that the private transaction information available to us, because of the nature of these transactions, provided a basis for establishing fair value. First, during the period from May 1, 2008 through April 30, 2011, the Company completed an aggregate of $18.8 million in negotiated stock repurchases from stockholders other than directors, executive officers and 5% stockholders, and the weighted average repurchase price in those transactions was $14.75, with no price higher than $15.00. Second, the option grants effected in calendar year 2011 were proximate in time to a very large and arms-length transaction between two of our largest stockholders that was negotiated in January and February, 2011 and closed in late February, 2011. In that transaction, Envest III acquired 266,666 shares from Edison Venture Fund IV, L.P., at a purchase price per share of $15.00. That price was negotiated at arms-length between those two stockholders, and the two stockholders are sophisticated investors and unrelated parties.

        In determining fair value with respect to recent stock option grants, we noted that the price at which the repurchase and third party transactions took place likewise did not vary significantly, notwithstanding our operating results and continued growth during the periods involved, and that the price at which options were granted did not vary among grant dates. We believe that the lack of variability of the price at which these transactions took place reflected stock market conditions since 2008 and the counterbalancing effects of the growth of our business, and the market volatility involving some of our primary publicly traded peers, including the bankruptcy of one of those peers that was filed in 2011 and which had been foreshadowed through public disclosure over an extended period of time. See "—Critical Accounting Estimates" for a further discussion of the factors we considered in determining the fair value of the underlying stock.

        Potential effect of JOBS Act.    The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We are an "emerging growth company" and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (i.e., not publicly traded) companies. We are electing the ability to delay the adoption of new or revised accounting standards, and as a result, we may not elect to comply with new or revised accounting standards on the relevant dates on which adoption of those standards is required for non-emerging growth companies.

Critical Accounting Estimates

        Our consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

        Our significant accounting policies are discussed in Note 1, Organization and Significant Accounting Policies, of the Notes to our Consolidated Financial Statements. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. We have reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Allowance for doubtful accounts

We establish our allowance for doubtful accounts for our trade accounts receivable and notes receivable based on a comparison of the amount due to the estimated fair value of the underlying franchise. In establishing the fair value of the underlying franchise, management considers net fees of open offices and the number of unopened offices.	Our calculation of the allowance requires management to make assumptions regarding the fair value of the franchise to which the account relates.	A 10% decrease in our valuation of franchise territories at April 30, 2012 would have increased our allowance for doubtful accounts by approximately $1.0 million at that date.
Long-lived assets

Long-lived assets other than goodwill and indefinite-lived intangible assets, which are separately tested for impairment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.	Our calculation of the allowance requires management to make assumptions regarding the fair value of the franchise to which the account relates.	We have not made any material changes in the accounting methodology we use to assess impairment loss during the past three fiscal years.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset's estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset's estimated fair value, which may be based on estimated future cash flows (discounted and with interest charges). We recognize an impairment loss if the amount of the asset's carrying value exceeds the asset's estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated (amortized) over the remaining useful life of that asset.		We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Stock-based compensation

We have based the valuation of the common stock underlying stock options granted to directors and employees on transactions in which the Company has repurchased stock, or in which we have evidence of arms-length transactions between third parties. We have used that valuation to determine the cost of our employee stock-based compensation, rather than obtaining a third party appraisal or using more traditional methods, because we concluded that the number and nature of these transactions in recent periods provided a reasonable basis for the valuation. See "—Critical Accounting Policies—Stock Compensation Expense." The value of stock options is also impacted by expected volatility of the value of our common stock.
Our calculation of the cost of employee stock-based compensation depends on the assumption that the exercise price provided for stock options constitutes the fair value of the awards at the grant date.
For each of fiscal 2010, fiscal 2011, and fiscal 2012 we established the fair value of our common stock at the date of various stock option grants at $15.00 per share. A $1.00 increase in the per share valuation of the stock with respect to options granted during fiscal 2012 would have increased our stock compensation expense by $46,000, and a $1.00 decrease in that valuation would have reduced our stock compensation expense by $46,000. If our common stock becomes publicly traded, our stock value could experience significantly greater volatility, which could increase the fair value of options awarded in the future.

Recently Issued Accounting Standards

        In June 2011, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-05, Presentation of Comprehensive Income. This update changes the methods for presenting comprehensive income, and eliminates the method of including comprehensive income in the statement of stockholders' equity. After adoption, an entity will have the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The Company intends to adopt this guidance in the first quarter of fiscal 2013. Because it only affects presentation, we do not expect that this guidance will have a material effect on its consolidated financial statements.

        In September 2011, FASB issued ASU 2011-08, Intangibles—Goodwill and Other (ASC Topic 350): Testing Goodwill for Impairment. This amendment provides the option of first using a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a company concludes that it is more likely than not that fair value exceeds carrying value, the two-step test for impairment is not required. The amendment includes a revised list of considerations in completing the qualitative assessment. We intend to adopt this ASU in fiscal 2013 and expect that this guidance will have no material effect on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Foreign exchange risk

        We are subject to inherent risks attributed to operating in more than one country. Most of our revenues, expenses and borrowings are denominated in U.S. dollars. Our operations in Canada, including the advances we make to our Canadian subsidiary, are denominated in Canadian dollars, and are therefore subject to foreign currency fluctuations. For fiscal 2012, a 5% change in the exchange rate of the Canadian dollar relative to the U.S. dollar would have had a $54,000 impact on our net income, and a $659,000 impact on our total assets at April 30, 2012. We use, and may continue to use in the future, derivative financial instruments, such as forward contracts, to manage foreign currency exchange rate risks. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Off Balance Sheet Arrangements."

Interest rate risk

        We are subject to interest rate risk in connection with our credit facility, which provides for borrowings of up to a total of $130 million and bears interest at variable rates. Assuming our revolving loan is fully drawn and including the full balance of our term loan, each eighth of a percentage point change in interest rates would result in a $0.2 million change in annual interest expense on our credit facility. We have entered into hedging instruments, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility. See " Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Off Balance Sheet Arrangements."

Item 8.    Financial Statements and Supplementary Data.

        Our financial statements are annexed to this report beginning on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        During the last two fiscal years and through the date of this filing, we have not had a change in our independent registered public accounting firm and have not had any disagreements with our public accounting firm on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Item 9A.    Controls and Procedures.

        We have established disclosure controls and procedures (Disclosure Controls) to ensure that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Out Disclosure Controls were designed to provide reasonable assurance that the controls and procedures would meet their objectives. Our management, including the chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusions of two or more people or by management override of the control. Because of the inherent limitations in a cost-effective, maturing control system, misstatements due to error or fraud may occur and not be detected.

        As of the end of the period covered by this Form 10-K, we evaluated the effectiveness of the design and operations of our Disclosure Controls. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded our Disclosure Controls were effective as of the end of the period covered by this Annual Report on Form 10-K.

        This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies, as well as the requirements of the newly-enacted JOBS Act.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The following table sets forth information regarding our executive officers and directors as of the date of this annual report:

Name	Age	Position(s)
John T. Hewitt	63	Chairman, Chief Executive Officer and President
Mark F. Baumgartner	50	Chief Financial Officer
T. Rufe Vanderpool	51	Chief Operating Officer
James J. Wheaton	51	General Counsel, Vice President of Legal and Governmental Affairs
Gordon D'Angelo	58	Director
John R. Garel	53	Director
Gary P. Golding	55	Director
Steven Ibbotson	50	Director
Ross N. Longfield	71	Director
Ellen M. McDowell	52	Director
George T. Robson	65	Director

Executive Officers

        John T. Hewitt.    Mr. Hewitt has served as our Chairman, Chief Executive Officer and President since October 1996. Mr. Hewitt is a pioneer in the tax preparation industry with a career in the industry spanning over 40 years. From August 1982 until June 1996, Mr. Hewitt was the Founder, President, Chief Executive Officer and Chairman of Jackson Hewitt Inc., in Virginia Beach, Virginia. From December 1969 until June 1981, Mr. Hewitt held the varying positions of Tax Preparer, Assistant District Manager, District Manager, and Regional Director with H&R Block in Buffalo and Elmira, New York and Moorestown, New Jersey. Mr. Hewitt is the brother of Ellen M. McDowell, one of our directors. In serving as Chairman of the Board of Directors as well as Chief Executive Officer, Mr. Hewitt is effectively able to integrate the operating and business strategies of the company, which is an invaluable asset to the Board in formulating our overall strategic direction.

        Mark F. Baumgartner.    Mr. Baumgartner has served as our Chief Financial Officer since February 2004. From August 2003 until February 2004, Mr. Baumgartner was an independent consultant to us. From May 1999 until August 2003, Mr. Baumgartner served as Chief Financial Officer for InfiNet Company in Norfolk, Virginia. From August 1991 until May 1999, Mr. Baumgartner served as Senior Vice President of Operations for First Coastal Bank in Virginia Beach, Virginia. From June 1986 until August 1991, Mr. Baumgartner worked for Price Waterhouse in Norfolk, Virginia under the varying capacities of Audit Staff, Audit Senior and Audit Manager.

        T. Rufe Vanderpool.    Mr. Vanderpool has served as our Chief Operating Officer since June 2011 and previously served as our Vice President of Operations from June 2006. From June 2004 to June 2006, Mr. Vanderpool served as our Vice President of Software Development. From April 1998 until May 2004, Mr. Vanderpool served as COO of Orrtax Software, Inc. in Bellevue, Washington. From June 1996 until April 1998, Mr. Vanderpool served as President and CEO of Abacus Software in Edmonton, Canada.

        James J. Wheaton.    Mr. Wheaton has served as our General Counsel and Vice President of Legal and Governmental Affairs since February 2011. Mr. Wheaton was previously a partner at the law firm of Troutman Sanders LLP, where he practiced at the firm's Virginia Beach, Virginia office from 2001 until joining us in February 2011, and served as the practice group leader for the firm's mergers and acquisitions group. From September 1986 until May 2001, Mr. Wheaton was associated with the law firm of Willcox & Savage, P.C. in Norfolk, Virginia, where he was a shareholder from 1991 until 2001.

Non-Employee Directors

        Gordon D'Angelo.    Mr. D'Angelo has served as a Director since June 2011. Mr. D'Angelo is the co-founder and Chairman of NEXT Financial Group and related entities, an independent registered broker/dealer that provides financial services such as retirement planning, estate planning and investment management through 550 offices in 49 states. Prior to co-founding NEXT Financial in 1998, Mr. D'Angelo was a director of Jackson Hewitt. Mr. D'Angelo brings to the Board of Directors a wealth of experience in the financial services industry drawing upon his experience from his co-founding of NEXT Financial Group in 1998 where he strengthened his leadership capabilities and management advisory expertise. Mr. D'Angelo also has experience in the tax preparation industry, in that he previously worked for H&R Block before serving as a director of Jackson Hewitt.

        John R. Garel.    Mr. Garel has served as a Director since May 2003. From June 2000 until the present, Mr. Garel has served as a Senior Managing Director for Envest Holdings, a private equity management company. As a Senior Managing Director of Envest Holdings, which manages two funds that are among our largest stockholders, Mr. Garel has garnered expertise in analysis of investment opportunities and evaluation of business strategies. In his tenure at Envest, Mr. Garel has overseen the deployment of capital across a variety of industries.

        Gary P. Golding.    Mr. Golding has been a Director since October 2000. Mr. Golding is a General Partner for Edison Partners IV, L.P., a venture capital investment partnership and has served in such position since October 1997. Mr. Golding also serves on the Board of Directors of Vocus, Inc., a provider of cloud-based PR and marketing software for public relations management. As a General Partner of Edison Partners IV, L.P., which manages one of our largest stockholders, Mr. Golding has garnered expertise in analysis of investment opportunities and brings extensive management advisory expertise to the Board through his service as a director of multiple private companies. During his tenure with Edison, Mr. Golding has overseen the deployment of investments across a variety of industries.

        Steven Ibbotson.    Mr. Ibbotson has served as a Director since June 1999. Mr. Ibbotson has served as General Manager for Farm Business Consultants, Inc. ("FBC") in Calgary, Alberta since September 1997. From September 1995 until September 1997, he served as a General Manager-Western Canada for FBC, Inc. also in Calgary, Alberta. From September 1993 until September 1995 he served as Director of Marketing for FBC in London, Ontario. FBC is a tax preparation and consulting firm serving farmers and small business owners across Canada. Through his service as General Manager and various other positions at FBC, Mr. Ibbotson brings many years of tax preparation industry expertise to our Board. Mr. Ibbotson has developed significant managerial expertise through his career at FBC and is familiar with many of the operational challenges in the tax preparation industry, many of which confront our company. Mr. Ibbotson also serves as the Board of Directors representative of our largest stockholder, DataTax Business Services Limited.

        Ross N. Longfield.    Mr. Longfield has served as a Director since December 2001. Mr. Longfield is managing partner of Longfield Consulting, a financial services firm located in Wyoming. From November 2002 through December 2004 Mr. Longfield served as Chairman of the Board of Incurrent Solutions in Parsippany, New Jersey. From June 1998 until December 2000, Mr. Longfield served as a Managing Director for Household International in Bridgewater, New Jersey. He was Chairman and CEO of Beneficial Bank USA from 1990 to 1998, was a pioneer of the RAL concept and has many years of experience in the tax preparation industry. Mr. Longfield brings highly valuable financial and managerial expertise to the Board through his service with Incurrent Solutions, Household International and other public and private companies. Mr. Longfield is highly experienced and knowledgeable in financial analysis, financial statements and risk management which qualifies him as one of our audit committee financial experts.

        Ellen M. McDowell.    Ms. McDowell has served as a Director since June 2010. From January 1998 until the present, Ms. McDowell has also served as an Attorney and Managing Shareholder at McDowell-Riga-Posternock, P.C., in Maple Shade, New Jersey. Ms. McDowell is the sister of John Hewitt, our Chairman and Chief Executive Officer. Her experience as an attorney provides an important legal perspective for our Board as it considers various operating and business strategies.

        George T. Robson.    Mr. Robson has served as a Director since April 1999. Mr. Robson, currently retired, served as the Chief Financial Officer for Dendrite International, a sales and software concern in Morristown, New Jersey from June 1997 until June 2002, and as interim Chief Financial Officer from June to November 2005. Mr. Robson also previously served as the principal of Caversham Associates, a financial consulting firm in Bryn Mawr, Pennsylvania, from June 2002 until April 2006. Mr. Robson was the Chief Financial Officer for H&R Block from January 1996 until May 1997. Mr. Robson is also a Director of Learning Tree International, a provider of hands-on training to managers and information technology professionals. Mr. Robson brings highly valuable financial expertise to the Board through his experience as the Chief Financial Officer of various companies, including service in our industry as the Chief Financial Officer of H&R Block in the mid-1990s. Mr. Robson is highly experienced and knowledgeable in financial analysis, financial statements and risk management which qualifies him as one of our audit committee financial experts. Mr. Robson also possesses management advisory experience through his service as a director of several companies.

Committees of the Board of Directors

        Our Board of Directors currently has three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. The responsibilities of each committee are described below. Members serve on these committees until their resignation or until otherwise determined by our Board of Directors. The chart below reflects the current composition of each of the standing committees.

Name of Director	Audit		Compensation		Nominating and Corporate Governance
Gordon D'Angelo			X		X
John R. Garel	X				X	(1)
Gary P. Golding			X		X
John T. Hewitt
Steven Ibbotson			X	(1)	X
Ross N. Longfield	X				X
Ellen M. McDowell
George T. Robson	X	(1)			X

(1)
Chairperson of Committee

Audit Committee

        Our Audit Committee provides oversight of our accounting and financial reporting process, the audit of our financial statements and our internal control function. Among other matters, the Audit Committee assists the Board of Directors in oversight of the independent auditors' qualifications, independence and performance; is responsible for the engagement, retention and compensation of the independent auditors; reviews the scope of the annual audit; reviews and discusses with management and the independent auditors the results of the annual audit and the review of our quarterly consolidated financial statements including the disclosures in our annual and quarterly reports filed with the SEC; reviews our risk assessment and risk management processes; establishes procedures for receiving, retaining and investigating complaints received by us regarding accounting, internal accounting controls or audit matters; approves audit and permissible non-audit services provided by our independent auditor; and reviews and approves related party transactions under Item 404 of Regulation S-K. In addition, our Audit Committee oversees our internal audit function.

        All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and NASDAQ. Our Board of Directors has determined that Mr. Robson and Mr. Longfield are audit committee financial experts as defined under the applicable rules of the SEC and NASDAQ. All of the members of our audit committee are independent directors as defined under the applicable rules and regulations of the SEC and NASDAQ.

Compensation Committee

        Our Compensation Committee adopts and administers the compensation policies, plans and benefit programs for our executive officers and all other members of our executive team. In addition, among other things, our Compensation Committee annually evaluates, in consultation with the Board of Directors, the performance of our Chief Executive Officer, reviews and approves corporate goals and objectives relevant to compensation of our Chief Executive Officer and other executives and evaluates the performance of these executives in light of those goals and objectives. Our Compensation Committee also adopts and administers our equity compensation plans.

        All of the members of our Compensation Committee are independent under the applicable rules and regulations of the SEC and NASDAQ, and Section 162(m) of the Internal Revenue Code (the "Code").

Nominating and Corporate Governance Committee

        Our Nominating and Corporate Governance Committee is responsible for, among other things, making recommendations regarding corporate governance, the composition of our Board of Directors, identification, evaluation and nomination of director candidates and the structure and composition of committees of our Board of Directors. In addition, our Nominating and Corporate Governance Committee oversees our corporate governance guidelines, approves our Committee charters, oversees compliance with our code of business conduct and ethics, reviews actual and potential conflicts of interest of our directors and officers other than related party transactions reviewed by the Audit Committee and oversees the Board self-evaluation process. Our Nominating and Corporate Governance Committee is also responsible for making recommendations regarding non-employee director compensation to the full Board of Directors.

        All of the members of our Nominating and Corporate Governance Committee are independent under the rules and regulations of NASDAQ.

Compensation Committee Interlocks and Insider Participation

        Messrs. Golding, Hewitt and Ibbotson served as members of our Compensation Committee in fiscal 2012. In August 2011, Mr. Hewitt, our Chairman and CEO, resigned as a member of the Compensation Committee. None of the current members of our Compensation Committee is or has at any time during the past year been one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee. For a description of related party transactions involving members of our Compensation Committee, see "Item 13—Certain Relationships and Related Transactions, and Director Independence."

Non-Employee Director Compensation

        Non-employee directors do not currently receive an annual retainer, but have been granted stock options on an annual basis. For service on the Audit Committee prior to June 1, 2012, members received $5,000 annually and the chairperson of the Audit Committee and the Compensation Committee received $10,000 and $5,000, respectively, annually.

        The Compensation Committee approved certain changes in the compensation of our non-employee directors, effective June 1, 2012, including an annual retainer of $35,000. In addition, for service on the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, members now receive annual retainers of $10,000, $7,500 and $5,000, and the chairpersons receive annual retainers of $20,000, $10,000 and $7,500, respectively, effective June 1, 2012. Our non-employee directors are entitled to receive this cash compensation in the form of restricted stock, if they so elect.

        Effective June 1, 2012, each non-employee director will also receive total stock-based compensation with a grant date value of $35,000 per year, to be issued in a combination of restricted stock, restricted stock units and stock options, as determined by the Compensation Committee.

        The table below sets forth all compensation paid to our non-employee directors for fiscal 2012. Information regarding Mr. Hewitt's compensation, our only management director, is included under "Executive Compensation."

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)(1)(2)		Total ($)
Gordon D'Angelo	—		86,700		86,700
John R. Garel	5,000	(3)	19,600	(4)	24,600
Gary P. Golding	—		19,600	(5)	19,600
Steven Ibbotson	5,000		19,600		24,600
Ross N. Longfield	5,000		19,600		24,600
Ellen M. McDowell	—		—		—
George T. Robson	10,000		19,600		29,600

(1)
Amounts in this column reflect the grant date fair value of the options granted to each non-employee director under the company's 1998 Stock Option Plan, calculated in accordance with FASB Accounting Standards Codification Topic 718 ("ASC Topic 718"), based on the fair market value, as determined by the Board of Directors of the Company's stock on the date of grant. Assumptions used in the calculation of these amounts for fiscal 2012 are included in Note 11 to the Company's audited financial statements, included in this report.

(2)
The aggregate number of option awards outstanding as of April 30, 2012 for each director was as follows: Mr. D'Angelo, 30,000 options; Mr. Garel, 70,000 options which were issued, upon Mr. Garel's request, to Envest II, LLC and Envest III, LLC (Mr. Garel is a manager of the manager of both companies), Mr. Golding, 40,000 options which were issued, upon Mr. Golding's request, to Edison Venture Fund IV, L.P., a fund managed by an entity in which Mr. Golding serves as General Partner, Mr. Ibbotson, 50,000 options, Mr. Longfield, 50,000 options, Ms. McDowell, 30,000 options, and Mr. Robson, 50,000 options.

(3)
$750 of these fees were paid, upon Mr. Garel's request, to Envest II, LLC, and $4,250 of the fees were paid to Envest III, LLC. Mr. Garel serves as a manager of the manager for Envest II, LLC and Envest III, LLC.

(4)
1,500 of the 10,000 options granted to Mr. Garel in fiscal 2012 were issued, upon Mr. Garel's request, to Envest II, LLC and the remaining 8,500 options were issued to Envest III, LLC.

(5)
The 10,000 options granted to Mr. Golding in fiscal 2012 were issued, upon Mr. Golding's request, to Edison Venture Fund IV, L.P., a fund managed by an entity in which Mr. Golding serves as General Partner.

Code of Conduct

        We have adopted a code of conduct that applies to all of our employees, including our executive officers and directors, and those employees responsible for financial reporting. We expect that, to the extent required by law, any amendments to the code, or any waivers of its requirements, will be disclosed on our website.

Item 11.    Executive Compensation.

Compensation Discussion and Analysis

        The compensation provided to our "named executive officers" for fiscal 2012 is set forth in detail in the Summary Compensation Table for fiscal 2012 and other tables and the accompanying footnotes that follow this section. This section explains our executive compensation philosophy, objectives and design, our compensation-setting process, our executive compensation program components and the decisions made in fiscal 2012 for each of our named executive officers.

        Our named executive officers for fiscal 2012 consisted of the following individuals:

  •
  John T. Hewitt, who currently serves as our Chairman, President and Chief Executive Officer;

  •
  Mark F. Baumgartner, who currently serves as our Vice President and Chief Financial Officer;

  •
  T. Rufe Vanderpool, who currently serves as our Chief Operating Officer; and

  •
  James J. Wheaton, who currently serves as our General Counsel and Vice President, Legal and Governmental Affairs.

Compensation Overview and Objectives

        We strive to establish compensation practices that attract, retain and reward our senior management, and strengthen the mutuality of interests between our senior management and our stockholders. We believe that the most effective executive compensation program is one that is conservative, but competitive, and which aligns the compensation of our senior management with the creation of stockholder value. Under the oversight of the Compensation Committee, we have developed and implemented a pay-for-performance executive compensation program that rewards senior management for the achievement of certain financial performance objectives. We achieve the philosophies of pay-for-performance and alignment of senior management compensation with stockholder value creation primarily by providing a substantial portion of each executive's total annual compensation through annual performance bonuses and grants of long-term equity compensation. In the past several years, the Compensation Committee tied the level of bonus payments under our bonus plan to the achievement of certain company-wide financial performance objectives and individual goals (other than for the Chief Executive Officer and Chief Financial Officer, whose bonus payments are solely tied to company-wide financial performance objectives). We describe our 2012 bonus plan in greater detail below under "—Annual Bonuses" and describe equity grants in more detail under "—Long-Term Equity Incentive Compensation."

Determination of Compensation

        Our Compensation Committee is responsible for determining our compensation and benefit plans generally, and has established and reviewed all compensatory plans and arrangements with respect to our named executive officers. The Compensation Committee meets not less than four times annually to specifically review and determine adjustments, if any, to all elements of compensation, including base salary, annual bonus compensation and long-term equity awards. The Compensation Committee annually evaluates the achievement of performance goals for the prior fiscal year and sets new performance goals for the current fiscal year. The Compensation Committee also meets additionally as needed to discuss compensation-related matters as they arise during the year.

        In addition, with respect to the compensation of our named executive officers, other than our Chief Executive Officer, the Compensation Committee seeks the input and recommendation of our Chief Executive Officer. Our Chief Executive Officer reviews each other named executive officer's overall performance and contribution to the Company at the end of each fiscal year and makes recommendations regarding each element of their compensation to the Compensation Committee. Our Chief Executive Officer's compensation is determined solely by the Compensation Committee. Our Chief Executive Officer does not participate in any formal discussion with the Compensation Committee regarding his compensation.

        The Compensation Committee does not generally rely on formulaic guidelines for determining the mix or levels of cash and equity-based compensation, but rather maintains a flexible compensation program that allows it to adapt components and levels of compensation to motivate and reward individual executives within the context of our desire to attain certain strategic and financial goals. Subjective factors considered in compensation determinations include an executive's skills and capabilities, contributions as a member of the executive management team, contributions to our overall performance and the sufficiency of total compensation potential and structure to ensure the retention of an executive when considering the compensation potential that may be available elsewhere.

        Except as described in the following paragraph, the Compensation Committee has generally not undertaken any formal benchmarking or reviewed any surveys commissioned by us of compensation for our competitors, but has instead relied primarily on our members' general knowledge of the competitive market. However, the Board of Directors did review salaries at similar companies for similarly-situated executives in fiscal 2011 when determining the base salary level for Mr. Wheaton, our General Counsel and Vice President, Legal and Governmental Affairs, who joined the company in February 2011.

        In 2011, we engaged a compensation consultant, Pearl Meyer & Partners ("Pearl Meyer"), to conduct an overall assessment of our compensation programs and practices and to make recommendations regarding changes to our programs and practices as we transition to being a public company. Based upon the market analysis and recommendations of Pearl Meyer, among other factors, our Compensation Committee approved certain increases in the compensation of our named executive officers, effective June 1, 2012, which are described throughout "—Compensation Discussion and Analysis."

Components of Compensation for Fiscal 2012

        For fiscal 2012, the compensation provided to our named executive officers consisted of base salary, annual bonus, long-term equity-based compensation, retirement benefits and other benefits, each of which is described in more detail below. We believe that the mix of cash- and equity-based compensation, as well as the relationship of fixed to performance-based compensation, is properly balanced and provides us with an effective means to attract, motivate and retain our named executive officers, as well as reward them for creation of stockholder value.

Base Salary

        The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive's skill set, experience, role and responsibilities. Base salary amounts are established at the time of each named executive officer's initial employment with the company, but are subject to upward adjustment by the Compensation Committee after its consideration of, among other factors, the scope of the executive's responsibilities, individual performance for the prior year, the mix of fixed compensation to overall compensation and consistency with what the Compensation Committee considers to be the market standard for compensation paid to similarly-situated executives at other companies.

        In fiscal 2012, the Compensation Committee established a company-wide guideline that provided for an average salary increase to all employees of approximately 4% of their fiscal 2011 salary, with the actual amount of any employee's raise determined based on fiscal 2011 performance. In fiscal 2012, both Mr. Hewitt and Mr. Wheaton received a 4% raise pursuant to these guidelines and based on the Committee's subjective evaluation of their performance. Mr. Baumgartner's base salary was increased by 14.2% in fiscal 2012 in order to implement a contractually scheduled increase. Mr. Vanderpool received a 29.0% increase in base salary, reflecting his assumption of new duties as chief operating officer.

        Mr. Wheaton was hired in February 2011 and his base salary was set at a level that was in line with the market standards for compensation paid to similarly-situated executives at other companies, as demonstrated in an informal survey of similarly situated companies that was conducted under the direction of the Compensation Committee. He received a 4% increase in his base salary in fiscal 2012. Mr. Wheaton's base salary was required by his employment agreement to automatically increase from its then current level by $50,000 upon the effective date of a registration statement under the Securities Act or the Exchange Act.

        Effective June 1, 2012, the base salaries of Messrs. Hewitt, Baumgartner, Vanderpool and Wheaton were increased to $469,000, $319,000, $257,000 and $331,000, respectively. The increase in Mr. Wheaton's base salary includes the contractual $50,000 increase described above.

Annual Bonuses

        We have an annual performance bonus plan (a short-term cash incentive bonus plan with annual financial, and in some cases, individual performance goals), through which we provide for cash bonus awards to certain of our senior employees, including all of our named executive officers. Annual bonuses, which are generally paid during June for the prior fiscal year's performance, are intended to compensate executives for achieving annual company-wide financial goals and, in some instances, individual performance goals. Under our bonus plan, our Compensation Committee established a target bonus amount (expressed as a percentage of base salary) for each of our executives that would become payable upon the achievement of our corporate performance metrics and, in the case of Mr. Vanderpool, individual performance. Target bonus amounts for fiscal 2011 and 2012 (140% of base salary for Mr. Hewitt, 75% of base salary for Mr. Baumgartner, 60% of base salary for Mr. Vanderpool and 30% of base salary for Mr. Wheaton (subject to a $50,000 minimum)) were established by the Compensation Committee in June 2010 and June 2011, respectively, with actual bonuses being based upon the achievement of the applicable performance objectives. No bonuses were to be earned under the bonus plan in either year unless we achieved 85% of the target for the company-wide performance metrics described below. Our Compensation Committee also has the discretion to award an additional bonus to the extent that we exceed the target performance metrics.

        The target bonus amounts for Messrs. Hewitt, Baumgartner, Vanderpool and Wheaton were determined by our Compensation Committee based on consideration of our overall compensation program and market standards for compensation paid to similarly-situated executives at other companies based on their general knowledge of the competitive market. The fiscal 2012 target bonus percentages for our named executive officers did not change from their fiscal 2011 levels, except for Mr. Wheaton, whose 2011 bonus was established at a guaranteed minimum because he joined the Company in February 2011. For fiscal 2011, the payment of annual bonuses to Messrs. Hewitt and

Baumgartner were based 100% upon achievement of company-wide performance goals relating to our revenue and net income. For Mr. Vanderpool, the payment of his annual bonus was based two-thirds upon achievement of these company-wide performance goals and one-third upon his achievement of certain individual performance goals. For fiscal 2012, the payment of annual bonuses to each of Messrs. Hewitt, Baumgartner, Vanderpool and Wheaton was based 100% upon achievement of company-wide performance goals relating to our revenue and net income. The performance goals for each of our named executive officers used in 2011 (except for Mr. Wheaton) and 2012 in determining the target bonus as a percentage of the officer's base salary is set forth in the table below:

Name	Revenue (%)	Net Income (%)	Individual (%)	Total Target Bonus as Percentage of Base Salary (%)
John T. Hewitt	70	70	0	140
Mark F. Baumgartner	35	40	0	75
T. Rufe Vanderpool (2011)	15	25	20	60
T. Rufe Vanderpool (2012)	30	30	0	60
James J. Wheaton	15	15	0	30

        For fiscal 2011, our target revenue goal was approximately $97.9 million and our target net income goal was $17.3 million. Accordingly, no bonuses were to be earned under the bonus plan unless the following threshold amounts were achieved: (i) our revenue was at least $83.2 million or (ii) our net income was at least $14.7 million (85% of target). For fiscal 2011, we achieved $95.5 million in revenue (98% of target) and $16.3 million in net income (as adjusted for expenses related to preparing for an initial public offering) (95% of target). For fiscal 2012, our target revenue goal was approximately $110.1 million and our target net income goal was $19.2 million. Accordingly, no bonuses were to be earned under the bonus plan for 2012 unless the following threshold amounts are achieved: (i) our revenue was at least $93.6 million, or (ii) our net income was at least $16.3 million (85% of target goals). Under the bonus plan, once the threshold amounts are achieved, payments are made in an amount equal to 25% of the total revenue or net income percentage for each additional 5% of the target achieved up to 100% of the target as illustrated in the table below:

% of Target Achieved	Payout (%)
85	25
90	50
95	75
100	100	(1)

(1)
The Compensation Committee has the discretion to award an additional bonus to the extent we exceed the target performance metrics.

        For example, if we achieved 85% of the revenue target, an officer with a 50% revenue component would receive 12.5% of the revenue bonus component (25% of 50%). In fiscal 2011, we achieved 98% and 95% of our revenue and net income goals, respectively, and therefore we paid out 75% of the respective amounts allocated to the revenue and net income components of each officer's bonus. For Mr. Vanderpool, the payment of his annual bonus in 2011 was based two-thirds upon the achievement of the revenue and net income performance goals and one-third upon his achievement of certain individual goals, including growth in number of offices, tax returns prepared and systemwide revenue. Mr. Vanderpool received 8% of his base salary attributable to the achievement of his individual performance goals based upon the recommendation of our Chief Executive Officer and approval by our Compensation Committee. For fiscal 2012, Mr. Vanderpool's target bonus was entirely based on the achievement of company-wide performance goals with no individual performance component.

        In fiscal 2012, we achieved 99% and 95% of our revenue and net income goals (adjusted for IPO expenses), respectively, and therefore we paid out 75% of the respective amounts allocated to the revenue and net income components of each officer's bonus.

        The following tables set forth the actual bonus payouts for fiscal 2012 and fiscal 2011 for our named executive officers based on the performance achieved.

Fiscal 2012

	Actual Bonus Amounts as a Percentage of Salary (%)
			Actual Bonus Amount as a Percentage of Base Salary (%)
Name	Revenue	Net Income		Actual Bonus Amount ($)
John T. Hewitt	52.50	52.50	105	316,045
Mark F. Baumgartner	26.25	30.00	56	135,675
T. Rufe Vanderpool	22.50	22.50	45	94,500
James J. Wheaton(1)	11.25	11.25	23	60,840

(1)
Mr. Wheaton was guaranteed a minimum bonus of $50,000 for fiscal 2012.

Fiscal 2011

	Actual Bonus Amounts as a Percentage of Salary (%)
			Actual Bonus Amount as a Percentage of Base Salary (%)
Name	Revenue	Net Income			Actual Bonus Amount ($)
John T. Hewitt	52.50	52.50	105		303,849
Mark F. Baumgartner	26.25	30.00	56		118,800
T. Rufe Vanderpool	11.25	18.75	38	(2)	61,845	(2)
James J. Wheaton(1)	—	—	—		50,000

(1)
Mr. Wheaton was guaranteed a minimum bonus of $50,000 for fiscal 2011.

(2)
Includes $13,020 (8% of base salary) related to the achievement of Mr. Vanderpool's individual performance goals.

        For fiscal 2011, the aggregate payout percentages for Messrs. Hewitt, Baumgartner and Vanderpool were 105%, 56% and 38%, respectively, resulting in payouts of $303,849, $118,800 and $61,845, respectively. Mr. Wheaton received a guaranteed payout of $50,000. These amounts were paid in June 2011.

        For fiscal 2012, the target bonuses for Messrs. Hewitt, Baumgartner and Vanderpool remained the same (140%, 75% and 60%, respectively). However, Mr. Vanderpool's target bonus was entirely based on the achievement of company-wide financial goals with no individual performance component. For 2012, Mr. Wheaton's target bonus was 30% of his base salary, with a minimum guaranteed bonus of $50,000.

        Effective for fiscal 2013, the target bonuses of Messrs. Hewitt, Baumgartner, Vanderpool and Wheaton will be 100%, 75%, 60% and 30% of their base salaries, respectively.

Long-Term Equity Compensation

1998 Stock Option Plan

        Originally effective as of May 1, 1998, and as subsequently extended effective May 1, 2008, our 1998 Stock Option Plan, or the 1998 Plan, is designed to assist in attracting, retaining and motivating employees, non-employee directors and other independent contractors of outstanding ability and to promote the identification of their interests with those of the stockholders of the company. We intend to grant future equity awards under a new stock incentive plan, which is discussed below, and no further grants will be made under the 1998 Plan.

        Our Board of Directors administers the 1998 Plan and is authorized to, among other things, designate participants, grant options, determine the terms and conditions relating to options, including vesting, prescribe option agreements, interpret the stock option plan and to make any other determinations that it deems necessary or advisable for the administration of the 1998 Plan.

        Our 1998 Plan reserved 6,100,000 shares of our common stock for issuance, as adjusted for any stock dividend or split, recapitalization, merger, consolidation, reorganization or any other similar corporate transaction or event. For purposes of determining the shares previously available for grant under the stock option plan, to the extent that an option expires or is canceled, forfeited, settled in cash or otherwise terminated without a delivery to the participant of the full number of shares to which the option related, the undelivered shares will again be available for grant. Similarly, shares withheld in payment of the exercise price or taxes relating to an option and shares equal to the number surrendered in payment of any exercise price or taxes relating to an option shall be deemed to constitute shares not delivered to the participant and shall be deemed to again be available for options under the 1998 Plan.

        The Board of Directors has the ability to amend or terminate the 1998 Plan at any time, provided that no amendment or termination will be made without stockholder approval to increase the aggregate number of shares that may be issued under the plan (except in the case of certain corporate transactions as described above), to modify eligibility under the plan or to increase materially the benefits accruing to participants under the plan. The Board of Directors may also suspend or terminate the 1998 Plan at any time, provided such termination does not adversely affect the rights of any option holders. Unless sooner terminated, the 1998 Plan will terminate on April 30, 2018.

        In fiscal 2011, each of our named executive officers other than Mr. Baumgartner (who received a multi-year grant in June 2008) received a grant of options. The number of options granted (except for Mr. Wheaton) was determined by our Board of Directors, based upon recommendations from the Compensation Committee and, other than with respect to his own grants, the Chief Executive Officer, based on each executive's position, role and responsibilities, and individual performance as determined by the Board of Directors. Mr. Wheaton's options were granted upon his employment with us in February 2011. In fiscal 2012, no options were granted to our named executive officers other than Mr. Vanderpool, who received a multi-year grant of 90,000 options. This grant was determined by our Board of Directors, based on the recommendation of the Compensation Committee, based on Mr. Vanderpool's assumption of the increased duties of Chief Operating Officer.

        In determining the actual number of options awarded to our named executive officers, the Board of Directors considered our past grant practices and determined awards that were consistent with our overall compensation objectives. Those objectives include providing a substantial portion of named executive officer compensation in the form of long-term equity-based compensation and aligning our named executive officers' interests with those of our stockholders. Historically (and in fiscal 2011), the Board of Directors determined the actual number of options to be awarded to our named executive officers during a given fiscal year by assessing targeted long-term ownership levels and the relative percentage of total equity outstanding that each option grant represents.

        Our 1998 Plan provides that the Board of Directors may determine the vesting schedule of options granted. With the exception of the options granted to Mr. Wheaton upon his commencement of employment in February 2011, multi-year options granted to our senior officers, including our named executive officers, generally vest over a five-year period, with 20% vesting on the first anniversary of the original grant date and the remaining 80% vesting on a pro-rata basis on each anniversary of the original grant date over the four-year period thereafter; each tranche expires five years from the date of vesting. The stock options granted under the 1998 Plan do not provide for accelerated vesting in the event of a termination or change of control. In the case of Mr. Wheaton, his options vest as to 40,000 shares each year on the last day of each fiscal year beginning with the fiscal year ended April 30, 2011, but vest fully and become exercisable as to all options under the grant upon the termination of Mr. Wheaton's employment for "good reason" as defined in his employment agreement. We believe that granting options subject to the vesting schedules described above provides us with an effective mechanism to incentivize and to retain our named executive officers and to align their interest with the long-term interests of our stockholders.

2011 Equity and Cash Incentive Plan

        On August 26, 2011, in consideration of the benefits of long-term equity incentive awards and upon the recommendation of our Compensation Committee, our Board of Directors adopted the JTH Holding, Inc. 2011 Equity and Cash Incentive Plan (referred to as the "2011 Equity and Cash Incentive Plan" or the "2011 Plan"). The 2011 Plan was subsequently approved by our stockholders on August 30, 2011. The Plan provides us with the ability to utilize equity incentive awards as a part of our overall compensation structure.

        Key features of the 2011 Plan include:

  •
  All stock options, stock appreciation rights and other purchase rights must have an exercise price that is not less than the fair market value of the underlying stock on the grant date.

  •
  The maximum number of shares of our Class A Common Stock available under the 2011 Plan is 1,919,505 (as of June 30, 2012, including shares that had been previously available under the 1998 Plan). The maximum number of shares of our Class A Common Stock that may be issued under the 2011 Plan may be issued under any type of Award, including incentive stock options within the meaning of Section 422 of the Code.

  •
  The 2011 Plan does not include any reload or "evergreen" share replenishment features.

  •
  Without stockholder approval, we may not reprice Awards or repurchase Awards that are subject to forfeiture or have not yet vested.

  •
  Any material amendments to the 2011 Plan require stockholder approval.

  •
  The 2011 Plan will be administered by our Compensation Committee, which is comprised entirely of independent directors.

  •
  No further Awards will be granted under the 1998 Plan.

  •
  No dividends or Dividend Equivalents (as defined below) may be granted in connection with Options, SARs or other Stock-Based Awards in the nature of purchase rights (as defined below). No dividends or Dividend Equivalents may be paid in connection with a performance-based Award unless and until the underlying performance conditions are achieved, and any such dividends or dividend equivalents will accumulate (without interest) and become payable only at the time and to the extent the applicable Award becomes payable or nonforfeitable.

        A summary of the principal features of the 2011 Plan is included in the Company's Registration Statement on Form 10, filed on June 1, 2012.

Retirement Benefits

        In fiscal 2012, each of our named executive officers had the opportunity to participate in our 401(k) plan on the same basis as our other employees. We believe that the 401(k) plan provides an enhanced opportunity for our named executive officers to plan for and meet their retirement savings needs. This plan is a tax-qualified retirement plan designed to meet the requirements of Sections 401(a) and 401(k) of the Code. Under the 401(k) plan, participants may elect to make pre-tax savings deferrals of up to 86% of their compensation each calendar year, subject to annual limits on such deferrals (e.g., $16,500 in the 2011 calendar year) imposed by the Code. Participants who attain age 50 also may elect to make certain catch-up contributions, subject to a separate annual limit on such contributions ($5,500 in the 2011 calendar year) imposed by the Code.

        We may in our discretion, on an annual basis, make a matching contribution with respect to a participant's elective deferrals and/or may make additional company contributions. Historically, we have matched 50% of the amount contributed by a participant, up to 3% of the participant's compensation subject to applicable limits pursuant to Section 401(a)(17) of the Code. Each of our named executive officers participated in our 401(k) plan during fiscal 2012 and received matching contributions.

Perquisites and Other Benefits

        In fiscal 2012, our named executive officers were eligible to receive the same benefits, including life and health benefits, which were available to all employees.

Employment/Severance, Non-Competition and Non-Solicitation Agreements

        Effective June 1, 2012, we entered into employment agreements with each of Messrs. Hewitt, Baumgartner and Vanderpool, and an amended employment agreement with Mr. Wheaton pursuant to which they will be entitled to severance benefits upon certain qualifying terminations of their respective employment. The employment agreements are exhibits to this report.

Employment Agreements

        As indicated above, effective June 1, 2012, we entered into employment agreements with each of the named executive officers, the material terms of which are described below.

        New Employment Agreements.    Effective June 1, 2012, we entered into employment agreements with each of Messrs. Hewitt, Baumgartner and Vanderpool. The employment agreements each provide for an initial term expiring April 30, 2014. The agreements are automatically renewed for successive one-year terms, unless the Company or the named executive officer gives the other written notice of non-renewal at least 90 days prior to the expiration of the term.

        Under the new agreements, the base salaries of Messrs. Hewitt, Baumgartner and Vanderpool were increased to $469,000, $319,000 and $257,000, respectively, and those individuals will continue to be eligible to participate in the Company's annual cash bonus plan.

        Messrs. Hewitt, Baumgartner and Vanderpool are entitled to employee benefits generally available to all employees. They are also provided with a PDA device.

        As discussed below under "—Potential Payments on Change of Control," the employment agreements provide for severance benefits to be paid to Messrs. Hewitt, Baumgartner and Vanderpool upon certain qualifying terminations of their respective employment.

        The employment agreements contain customary confidentiality, non-competition and non-solicitation provisions.

        James J. Wheaton.    Effective June 1, 2012, we entered into an amended and restated employment agreement with Mr. Wheaton that conforms certain terms of his prior employment agreement to the terms of the new form of agreement utilized for Messrs. Hewitt, Baumgartner and Vanderpool. The material changes that were included in the amended and restated employment agreement are discussed below under "—Potential Payments on Change of Control." The other material terms and conditions of the new agreement remain consistent with his original agreement, which was entered into effective February 7, 2011.

        The agreement provides for an initial two-year term that began February 7, 2011. The agreement automatically renews for successive one-year terms, unless either party gives the other written notice of non-renewal at least 90 days prior to the expiration of the term.

        Mr. Wheaton's employment entitles him to employee benefits generally available to all employees. He is also provided with a PDA device. Mr. Wheaton's employment agreement also provides that the company will pay or reimburse him for any required licenses or bar expenses related to his status as an attorney admitted to the Virginia State Bar, and for other expenses related to his bar leadership position.

        As discussed below under "—Potential Payments on Change of Control," Mr. Wheaton's agreement provides for severance benefits to be paid to him upon certain qualifying terminations.

        Mr. Wheaton's employment agreement contains customary confidentiality, non-competition and non-solicitation provisions.

Compensation Risk Assessment

        As part of its oversight of our executive compensation program, the Compensation Committee considers the impact of our executive compensation program, and the incentives created by the compensation awards that it administers, on our risk profile. In addition, the Compensation Committee reviews all of our compensation policies and procedures, including the incentives that they create and factors that may increase the likelihood of excessive risk taking, to determine whether they present a significant risk to us. The Compensation Committee believes that our compensation programs are designed with the appropriate balance of risk and reward in relation to our overall business strategy and that the various components of our overall compensation program, taken as a whole, do not encourage excessive risk taking. This conclusion is based on, among other factors, the level of base salaries paid by us, the balance of short-term and long-term incentive compensation, and the establishment of goals and thresholds in compensation plans and awards that are believed to be aggressive, but achievable. The Compensation Committee believes that the risks arising from our employee compensation policies and practices are not reasonably likely to have a material adverse effect on us.

Summary Compensation Table

        The following table summarizes information concerning the compensation awarded to, earned by, or paid for services rendered in all capacities by our named executive officers during the years ended

April 30, 2012 and 2011. The compensation described in this table does not include medical, group life insurance or other benefits that are available generally to all of our salaried employees.

Name and Principal Position	Fiscal Year Ended April 30	Salary ($)		Bonus ($)		Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)		Total ($)
John T. Hewitt, Chairman, President and Chief Executive Officer	2012	299,619		—		—	316,045	4,127	(3)	619,791
	2011	287,790		—		712,500	303,849	7,636	(3)	1,311,775
Mark F. Baumgartner, Chief Financial Officer	2012	237,738		—		—	135,675	5,184	(3)	378,597
	2011	204,277		—		—	118,800	8,961	(3)	332,038
T. Rufe Vanderpool, Chief Operating Officer	2012	204,185		—		260,100	94,500	5,750	(3)	564,535
	2011	161,856		—		99,900	61,845	—		323,601
James J. Wheaton, General Counsel, Vice President of Legal and Governmental Affairs	2012	269,200		—		—	60,840	7,476	(3)	337.516
	2011	50,000	(4)	90,000	(5)	606,000	—	—		746,000

(1)
Amounts in this column reflect the grant date fair value of the options granted to each named executive officer under the Company's 1998 Stock Option Plan, calculated in accordance with ASC Topic 718, based on the fair market value, as determined by the Board of Directors, of the Company's stock on the date of grant. Assumptions used in the calculation of these amounts are included in Note 11 to the Company's audited financial statements for the fiscal year ended April 30, 2012, included in this annual report.

(2)
Amounts in this column for 2012 and 2011 were earned under the Company's annual cash bonus plans for fiscal 2012 and fiscal 2011 performance, respectively.

(3)
These amounts reflect the Company's matching contribution under the Company's 401(k) plan.

(4)
Mr. Wheaton was employed by the Company beginning February 7, 2011. Mr. Wheaton's initial base salary was $260,000, subject to increase in accordance with the terms of his employment agreement.

(5)
This amount reflects a $40,000 signing bonus received by Mr. Wheaton upon the commencement of his employment with the Company and a $50,000 minimum guaranteed bonus under the Company's 2011 annual cash bonus plan.

2012 Grants of Plan Based Awards

        The following table sets forth information regarding grants of plan based awards to each of the named executive officers during the fiscal year ended April 30, 2012.

					All Other Option Awards; Number of Securities Underlying Options (#)
							Grant Date Fair Value of Option Awards ($)(3)
		Estimated Future Payouts under Non-Equity Incentive Plan Awards ($)				Exercise Price of Option Awards ($/Share)
	Grant Date
Name		Threshold(1)	Target	Maximum(2)
John T. Hewitt		—	421,393	—	—	—	—
					—	—	—
					—	—	—
Mark F. Baumgartner		—	180,900	—	—	—	—
T. Rufe Vanderpool		—	126,000	—	—	—	—
	6/3/2011		81,120		90,000	15.00	260,100
James J. Wheaton		—	—	—	—	—	—
					—	—	—

(1)
No bonuses were to be earned under the 2012 annual bonus plan unless (i) our revenue was at least $93.6 million, or (ii) our net income was at least $16.3 million.

(2)
The Compensation Committee has the discretion to award an additional bonus to the extent we exceed the target performance metrics.

(3)
Amounts in this column reflect the grant date fair value of the options granted to each named executive officer under the Company's 1998 Stock Option Plan, calculated in accordance with ASC Topic 718, based on the fair market value, as determined by the Board of Directors of the Company's stock on the date of grant. Assumptions used in the calculation of these amounts for fiscal 2012 are included in Note 11 to the Company's audited financial statements, included in this annual report.

Outstanding Option Awards at Year End

        The following table sets forth information regarding outstanding option awards held by our named executive officers at April 30, 2012. All grants noted below were made under the Company's 1998 Stock Option Plan.

		Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)
				Option Exercise Price ($)
	Grant Date				Option Expiration Date
Name		Exercisable	Unexercisable
John T. Hewitt	6/1/2007	8,658		11.55	6/1/2012
	6/1/2007	41,342		10.50	6/1/2012
	6/16/2008	6,060		16.50	6/16/2013
	6/16/2008	43,940		15.00	6/16/2013
	5/29/2009	6,060		16.50	5/29/2014
	5/29/2009	68,940		15.00	5/29/2014
	6/4/2010	18,180	6,060	16.50		(1)
	6/4/2010	206,820	68,940	15.00		(1)
Mark F. Baumgartner	2/28/2004	40,000		5.50		(2)
	6/16/2008	160,000	40,000	15.00		(3)
T. Rufe Vanderpool	6/1/2007	8,000		10.50	6/1/2012
	6/16/2008	8,000		15.00	6/16/2013
	5/29/2009	10,000		15.00	5/29/2014
	6/4/2010	30,000	10,000	15.00		(1)
	6/3/2011	30,000	60,000	15.00		(4)
James J. Wheaton	2/7/2011	80,000	120,000	15.00		(5)

(1)
Options vest in equal annual installments in 2010, 2011, 2012 and 2013 with the expiration date for such options being five years after the date that they vest (June 4, 2015, April 15, 2016, 2017 and 2018, respectively).

(2)
Options vested in 2008 with the expiration date for such options being five years after the date that they vest (April 15, 2013).

(3)
Options vest in equal annual installments in 2009, 2010, 2011, 2012 and 2013 with the expiration date for such options being five years after the date that they vest (April 15, 2014, 2015, 2016, 2017 and 2018, respectively).

(4)
Options vest in equal annual installments in 2012, 2013 and 2014 with the expiration date for such options being five years after the date that they vest (April 15, 2017, 2018 and 2019, respectively).

(5)
Options vest in equal annual installments in 2011, 2012, 2013, 2014 and 2015 with the expiration date for such options being five years after the date that they vest (April 15, 2016, 2017, 2018, 2019 and 2020, respectively).

Options Exercised and Stock Vested

        The following table sets forth certain information regarding exercised stock options during the year ended April 30, 2012 for each of the named executive officers. We have not granted any other type of stock-based awards.

Option Awards
Name	Number of Shares Acquired on Exercise (#)(1)	Value Realized on Exercise ($)(2)
John T. Hewitt	—	—
Mark F. Baumgartner	40,000	380,000
T. Rufe Vanderpool	—	—
James J. Wheaton	—	—

(1)
Represents the gross number of shares acquired upon exercise of vested options without taking into account any shares that may have been surrendered or withheld to cover the option exercise price or applicable tax obligations.

(2)
Value realized is the gross number of options exercised multiplied by the difference between the fair market value of our Class A common stock on the date of exercise and the exercise price.

        For a description of the compensation of our non-employee directors, see "Item 10—Directors, Executive Officers and Corporate Governance—Non-Employee Director Compensation."

Potential Payments on Change of Control

        None of our named executive officers has a change in control agreement. However, the employment agreements we have entered into with each of Messrs. Hewitt, Baumgartner, Vanderpool and Wheaton entitle them to certain payments under their respective employment agreements upon certain qualifying terminations.

        Messrs. Hewitt, Baumgartner and Vanderpool.    Under the employment agreements with Messrs. Hewitt, Baumgartner and Vanderpool, each named executive officer is entitled to certain payments if his employment is terminated by him for Good Reason (as defined under the form of agreement), by us without Cause (as defined under the form of agreement) or as a result of the named executive officer's Employment-Related Death or Disability (as defined under the form of agreement).

        If the named executive officer's employment is terminated by him for Good Reason, by us without Cause or as a result of his Employment-Related Death or Disability, he is entitled to the following: (i) the payment of his base salary through the date of termination; (ii) the payment of an amount equal to his monthly base salary multiplied by 18; (iii) the payment of an amount equal to the pro-rated bonus to which he would have been entitled; (iv) the accelerated vesting of any incentive stock awards, including options, that were not vested as of the date of his termination; (v) continued coverage at our expense under any medical, dental, life insurance and disability policies for a period of 18 months, unless the named executive officer becomes reemployed with another employer and is eligible to receive such welfare benefits from that employer; and (vi) any other amounts or benefits required to be paid to the named executive officer or that he is eligible to receive under any plan, program, policy or practice or contract or agreement with us.

        If the named executive officer's employment is terminated by him without Good Reason, by us for Cause or due to his Disability (as defined under the form of agreement), other than as a consequence of Employment-Related Death or Disability, the named executive officer is only entitled to the payment of his salary through the date of termination.

        If the named executive officer's employment is terminated as a result of his death or Disability (other than as a consequence of Employment-Related Death or Disability), he is entitled to his base salary through the date of his termination, as well as the pro-rata bonus to which he would have been entitled.

        Mr. Wheaton.    Under his employment agreement, Mr. Wheaton is entitled to certain payments if his employment is terminated by him for Good Reason (as defined under the agreement) or by us without Cause (as defined under the agreement).

        If Mr. Wheaton's employment is terminated by him for Good Reason or by us without Cause, he is entitled to the following: (i) the payment of his base salary through the date of termination; (ii) the payment of an amount equal to his monthly base salary multiplied by 24; (iii) the payment of an amount equal to two times the pro-rated bonus to which he would have been entitled; (iv) the accelerated vesting of any incentive stock awards, including options, that were not vested as of the date of his termination; (v) continued coverage at our expense under any medical, dental, life insurance and disability policies for a period of two years, unless Mr. Wheaton becomes reemployed with another employer and is eligible to receive such welfare benefits from that employer; and (vi) any other amounts or benefits required to be paid to Mr. Wheaton or that he is eligible to receive under any plan, program, policy or practice or contract or agreement with us.

        If Mr. Wheaton's employment is terminated by him without Good Reason or by us for Cause, Mr. Wheaton is only entitled to the payment of his salary through the date of termination.

        If Mr. Wheaton's employment is terminated as a result of his death or disability, he is entitled to his base salary through the date of his termination, as well as the pro-rata bonus to which he would have been entitled. However, Mr. Wheaton would receive the same payments that he receives upon a termination for Good Reason or by us without Cause in the event of his Employment-Related Death or Disability (as defined under his amended and restated agreement).

        The following table shows the potential payments upon Mr. Wheaton's termination. The amounts calculated in the table assume the termination occurred on April 30, 2012 and that Mr. Wheaton was paid in a lump sum payment.

	Severance Compensation		Benefits and Perquisites
	Severance	Bonus	Unvested Stock Options	Welfare Benefits	Total
Voluntary termination without Good Reason	—	—	—	—		—
Voluntary termination for Good Reason	$540,800	$100,000	—	$29,430	$
Termination by Company for Cause	—	—	—	—		—
Termination by Company without Cause	$540,800	$100,000	—	$29,430	$
Employment-Related Death or Disability	$540,800	$100,000	—	$29,430		—
Other death	—	$50,000	—	—		$50,000
Other disability	—	$50,000	—	—		$50,000

        Mr. Wheaton's employment agreement currently provides that with respect to a termination for Good Reason or by us without Cause after February 7, 2014, the monthly base salary component of his severance payment would be reduced to his monthly base salary multiplied by 12. His continuation of benefits would likewise be reduced to a period of one year, and the multiplier on his pro-rated bonus would be eliminated. After February 7, 2016, when Mr. Wheaton will have been employed by us for more than 5 years, his benefits upon a termination for Good Reason, by us without Cause or as a result of his Employment-Related Death or Disability would be on the same basis as provided for Messrs. Hewitt, Baumgartner and Vanderpool, as described below.

Compensation Committee Interlocks and Insider Participation

        Messrs. D'Angelo, Golding and Ibbotson served as members of our Compensation Committee in fiscal 2012. In August 2011, Mr. Hewitt, our Chairman and CEO, resigned as a member of the Compensation Committee. None of the current members of our Compensation Committee is or has at any time during the past year been one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee. For a description of related party transactions involving members of our Compensation Committee, see "Item 13—Certain Relationships and Related Transactions, and Director Independence."

Item 12.    Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

        We have two compensation plans under which, as of April 30, 2012, our securities are authorized for issuance, as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
1998 Stock Option Plan	2,729,013	$14.21	—
2011 Equity and Cash Incentive Plan	—	—	2,198,580
Equity compensation plans not approved by security holders	—	—	—

Total	2,729,013	$14.21	2,198,580

Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth, as of June 30, 2012, information regarding beneficial ownership of our capital stock by:

  •
  each person, or group of affiliated persons, known by us to beneficially own more than 5% of our Class A common stock or Class B common stock;

  •
  each of our directors;

  •
  each of our named executive officers; and

  •
  all of our directors and executive officers as a group.

        Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including options that are currently exercisable or exercisable within

60 days of June 30, 2012. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of capital stock shown that they beneficially own, subject to community property laws where applicable.

        Our calculation of the percentage of beneficial ownership is based on 13,141,150 of our Class A common stock (including shares issuable as a result of the conversion of exchangeable shares) and 900,000 shares of our Class B common stock outstanding as of June 30, 2012.

        Class A common stock subject to stock options currently exercisable or exercisable within 60 days of June 30, 2012, are deemed to be outstanding for computing the percentage ownership of the person holding these options and the percentage ownership of any group of which the holder is a member but are not deemed outstanding for computing the percentage of any other person.

        Unless otherwise noted below, the address for each of the stockholders in the table below is c/o JTH Holding, Inc., 1716 Corporate Landing Parkway, Virginia Beach, Virginia 23454.

	Shares of Common Stock Beneficially Owned
	Number	Percent
5% Stockholders:
Datatax Business Services Limited(1)	4,680,000	33.3%
Edison Venture Fund IV, L.P.(2)	1,443,200	10.2%
Envest Funds(3)	899,605	6.4%
Named Executive Officers and Directors:
Mark F. Baumgartner(4)	281,484	2.0%
Gordon D'Angelo(5)	26,000	*
John R. Garel(3)	899,605	6.4%
Gary P. Golding(2)	1,443,200	10.2%
John T. Hewitt(6)	2,431,422	16.7%
Steven Ibbotson(1)(7)	4,857,033	34.5%
Ross N. Longfield(8)	43,000	*
Ellen M. McDowell(9)	86,387	*
George T. Robson(10)	158,200	1.1%
T. Rufe Vanderpool(11)	81,781	*
James J. Wheaton(12)	80,000	*
All executive officers and directors as a group (11 persons)(13)	10,388,112	68.5%

*
Represents beneficial ownership of less than 1%.

(1)
Includes 1,000,000 shares of Class A common stock issuable upon the exchange of the exchangeable shares. Steven Ibbotson, one of our directors, together with his immediate family, owns a 100% interest in Datatax. As a result, pursuant to Rule 13d-3 under the Exchange Act, Mr. Ibbotson is deemed to own the 4,680,000 shares of Class A common stock held by Datatax. The address for Datatax Business Services Limited is 2109 Oxford St., London, Ontario, Canada NSY 553.

(2)
Includes 40,000 shares of Class A common stock issuable pursuant to stock options exercisable within 60 days of June 30, 2012. Mr. Golding, one of our directors, is a General Partner for Edison Partners IV, L.P., the manager of Edison Venture Fund IV, L.P. and, as a result, pursuant to Rule 13d-3 under the Exchange Act, is deemed to beneficially own the 1,443,200 shares of Class A common stock held by Edison Venture Fund IV, L.P. The address for Edison Venture Fund IV, L.P. is 1009 Lenox Drive #4, Lawrenceville, New Jersey 08648.

(3)
Includes (i) 119,761 shares of Class A common stock and 16,500 shares of Class A common stock issuable pursuant to stock options exercisable within 60 days of June 30, 2012 held by Envest II, LLC, the voting power of which is held by Envest Management II, LLC, the Manager for Envest II, LLC; and (ii) 709,844 shares of Class A common stock and 53,500 shares of Class A common stock issuable pursuant to stock options exercisable within 60 days of June 30, 2012 held by Envest III, LLC, the voting power of which is held by Envest Management III, LLC, the Manager for Envest III, LLC. Mr. Garel, one of our directors, is a manager of both Envest Management II and Envest Management III and, as a result, pursuant to Rule 13d-3 under the Exchange Act, is deemed to beneficially own the 899,605 shares of Class A common stock held by Envest II and Envest III. The address for Envest II and Envest III is 2101 Parks Avenue, Suite 401, Virginia Beach, Virginia 23451.

(4)
Includes 10,083 shares of Class A common stock held in our 401(k) plan and 200,000 shares of Class A common stock issuable pursuant to stock options exercisable within 60 days of June 30, 2012.

(5)
Includes 10,000 shares of Class A common stock issuable pursuant to stock options exercisable within 60 days of June 30, 2012

(6)
Includes 900,000 shares of Class B common stock, 138,912 shares of Class A common stock held in our 401(k) plan and 350,000 shares of Class A common stock issuable pursuant to stock options exercisable within 60 days of June 30, 2012.

(7)
Includes (i) 40,000 shares of Class A common stock issuable pursuant to stock options exercisable within 60 days of June 30, 2012 and (ii) 8,400 shares of Class A common stock owned by 714718 Alberta, Ltd. Steven Ibbotson, one of our directors, owns a 100% interest in 714718 Alberta, Ltd. As a result, pursuant to Rule 13d-3 under the Exchange Act, Mr. Ibbotson is deemed to own the 8,400 shares of Class A common stock held by 714718 Alberta, Ltd. The address for 714718 Alberta, Ltd. is #150 3015 5th Avenue NE, Calgary, Alberta Canada, T2A6T8.

(8)
Includes 40,000 shares of Class A common stock issuable pursuant to stock options exercisable within 60 days of June 30, 2012.

(9)
Includes 20,000 shares of Class A common stock issuable pursuant to stock options exercisable within 60 days of June 30, 2012 and 15,000 shares held in a trust of which she is the trustee.

(10)
Includes 40,000 shares of Class A common stock issuable pursuant to stock options exercisable within 60 days of June 30, 2012.

(11)
Includes 78,000 shares of Class A common stock issuable pursuant to stock options exercisable within 60 days of June 30, 2012.

(12)
Includes 80,000 shares of Class A common stock issuable pursuant to stock options exercisable within 60 days of June 30, 2012.

(13)
Includes 900,000 shares of Class B common stock, 148,995 shares of Class A common stock held in our 401(k) plan and 968,000 shares of Class A common stock issuable pursuant to stock options exercisable within 60 days of June 30, 2012.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

        Other than compensation arrangements, we describe below transactions and series of similar transactions, during our last three fiscal years, to which we were a party or will be a party, in which:

  •
  the amounts involved exceeded or will exceed $120,000; and

  •
  any of our directors, executive officers or holders of more than 5% of our common stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

        Compensation arrangements for our directors and named executive officers are described in Items 10 and 11 of this annual report.

Loan to John T. Hewitt

        We entered into loan agreements with John T. Hewitt, our Chairman and Chief Executive Officer, on September 11, 2009 and November 2, 2010. The loans bore interest at a rate of 4.25% per annum and had maturities of $750,000 on September 11, 2014 and $250,000 on November 2, 2011. As of April 30, 2011, the outstanding principal amount of the loans was $950,000, which was the largest outstanding principal amount at any time during the last three fiscal years. The balance of $950,000, including accrued but unpaid interest, was repaid in full by Mr. Hewitt on September 2, 2011.

Stock Issuances and Repurchases

        In the fiscal year ended April 30, 2012, we repurchased an aggregate of 50,820 shares of our Class A common stock from certain of our directors, executive officers and holders of more than 5% of our Class A common stock for an aggregate repurchase price of approximately $762,000.

        During fiscal 2012, we repurchased shares of our Class A common stock from the following persons in the following amounts: Mark Baumgartner ($327,300), John T. Hewitt ($240,000) and Ross N. Longfield ($195,000). The repurchases from Mr. Baumgartner took place during the fiscal quarter ended April 30, 2012. Information regarding purchases of such shares from affiliates of the Company is provided in Item 12. All repurchases conducted during fiscal 2012 were effected at a repurchase price of $15.00 per share.

        We believe that all of the repurchases conducted during the fiscal year ended April 30, 2012 were effected at the fair value of the repurchased shares. All of the repurchases from directors, executive officers and holders of more than 5% of our Class A common stock, as well as the repurchase of our Class A convertible preferred stock, during those periods were made at a price of $15.00 per share of common stock (or its equivalent). During this period, all stock options issued by the Company were likewise granted with an exercise price based on a fair value of $15.00 per share, and the significant transaction in which Envest III, LLC acquired shares from Edison Venture Fund IV, L.P. in February 2011 was likewise effected at a price of $15.00 per share of Class A common stock.

Policy for Approval of Related Party Transactions

        We have adopted a policy that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our common stock and any members of the immediate family of any of the foregoing persons are not permitted to enter into a related person transaction with us without the prior consent of our Audit Committee. Any request for us to enter into a transaction with an executive officer, director, nominee for election as a director, beneficial owner of more than 5% of any class of our common stock or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeds $120,000 and such person would have a direct or indirect interest must first be presented to our Audit Committee for review, consideration and approval. In approving or rejecting any such proposal, our Audit Committee is to consider the material facts of the transaction, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person's interest in the transaction. All of the transactions described above were entered into after presentation, consideration and approval by our Board of Directors.

 Director Independence

        Our Board of Directors has undertaken a review of its composition, the composition of its committees and the independence of each director. Based on the review of each director's background, employment and affiliations, including family relationships, the Board of Directors has determined that six of our eight directors are "independent" under the rules and regulations of the SEC and NASDAQ. In making this determination, our Board of Directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock. Mr. Hewitt was not deemed independent as a result of his service as our Chief Executive Officer and Ms. McDowell is not deemed independent as a result of her familial relationship with Mr. Hewitt, as described in Item 10.

Item 14.    Principal Accounting Fees and Services.

        The following table presents fees for professional services rendered by KPMG LLP for the audit of the our annual financial statements for the fiscal years ended April 30, 2012 and 2011, and fees billed for other services rendered by KPMG LLP for those years. Fees disclosed below include fees actually billed and expected to be billed for services relating to the applicable fiscal year.

Fiscal Year	2012	2011
Audit fees	586,810	249,855
Tax fees	162,654	14,520
All other fees	1,650	—
Total fees	751,114	264,375

        Audit fees consist of fees for professional services rendered for the audit of the Company's financial statements and review of financial statements included in our quarterly reports and services typically provided by the independent auditor in connection with statutory and regulatory filings or engagements. In addition, audit fees for fiscal 2012 include $285,010 in fees incurred in connection with our planned initial public offering and registration statements filings.

        Tax fees consist of fees for services related to tax compliance, tax planning, tax consultation and tax advice. The amounts included in the table above consist of fees incurred relating to tax credit studies and other tax advisory services.

        The Audit Committee has adopted policies and procedures for pre-approving audit and non-audit services performed by the independent auditor so that the provision of such services does not impair the auditor's independence. Under the Audit Committee's pre-approval policy, the terms and fees of all engagements require specific Audit Committee approval.

        In determining whether to pre-approve audit or non-audit services, the Audit Committee will consider whether such services are consistent with the SEC's rules on auditor independence. The Audit Committee will also consider whether the independent auditor is best positioned to provide the most effective and efficient service and whether the service might enhance our ability to manage or control risk or improve audit quality. These factors will be considered as a whole and no one factor should necessarily be determinative. The Audit Committee will also consider the relationship between fees for audit and non-audit services in deciding whether to pre-approve any such services. The Audit Committee may determine for each fiscal year the appropriate ratio between fees for audit services and fees for audit-related services, tax services and all other oervices.

        The Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated are required to report any pre-approval decisions to the Audit Committee at its next scheduled meeting.

        The Audit Committee has concluded that the provision of non-audit services provided to the Company by its independent accountant during the 2012 fiscal year was compatible with maintaining the independent accountant's independence.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
Financial Statements.

        The following financial statements of the Company are included in Item 8 of this Annual Report on Form 10-K:

  Audited Financial Statements for the Years Ended April 30, 2012, 2011 and 2010

(b)
Exhibits.

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of JTH Holding, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1, File No. 333-176655 filed on September 2, 2011).
3.2	Amended and Restated Bylaws of JTH Holding, Inc. (incorporated by reference to Exhibit 3.2 to Form S-1, File No. 333-176655 filed on September 2, 2011).
4.3
Share Exchange Agreement among DataTax Business Services Limited, Liberty Tax Holding Corporation, Liberty Tax Service Inc. and JTH Tax, Inc. dated as of October 16, 2001 (incorporated by reference to Exhibit 4.3 to Form S-1, File No. 333-176655 filed on September 2, 2011).
4.4
Support Agreement between JTH Tax, Inc. and Liberty Tax Holding Corporation dated as of October 16, 2001(incorporated by reference to Exhibit 4.4 to Form S-1, File No. 333-176655 filed on September 2, 2011).
4.5	Specimen Common Stock Certificate of JTH Holding, Inc. (Incorporated by reference to Exhibit 4.5 to Amendment No. 2 to Form 10, File No. 000-54660 dated June 1, 2012).
10.1	JTH Holding, Inc. 2011 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to Form S-1, File No. 333-176655 filed on February 3, 2012).
10.2	JTH Tax, Inc. Stock Option Plan dated as of May 1, 1998 (incorporated by reference to Exhibit 10.2 to Form S-1, File No. 333-176655 filed on September 2, 2011).
10.3	Form of Stock Option Agreement under Stock Option Plan (incorporated by reference to Exhibit 10.3 to Form S-1, File No. 333-176655 filed on September 2, 2011).

Exhibit Number		Exhibit Description
10.5		Employment Agreement for John T. Hewitt dated June 1, 2012 (incorporated by reference to Exhibit 10.1, of Form 8-K, File No. 000-54660 filed on June 14, 2012).
10.6		Employment Agreement for Mark F. Baumgartner dated June 1, 2012 (incorporated by reference to Exhibit 10.2 of Form 8-K, File No. 000-54660 filed on June 14, 2012).
10.7		Employment Agreement for T. Rufe Vanderpool dated June 1, 2012 (incorporated by reference to Exhibit 10.3 of Form 8-K, File No. 000-54660 filed on June 14, 2012).
10.9		Amended and Restated Employment Agreement for James J. Wheaton dated June 1, 2012 (incorporated by reference to Exhibit 10.4 of Form 8-K, File No. 000-54660 filed on June 14, 2012).
10.10
Revolving Credit and Term Loan Agreement dated as of April 30, 2012 among JTH Holding, Inc. and SunTrust Bank (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Form 10, File No. 000-54660 filed on May 18, 2012).
10.11
Security Agreement among JTH Holding, Inc. and certain of its subsidiaries and Sun Trust Bank dated as of April 30, 2012 (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Form 10, File No. 000-54660 filed on May 18, 2012).
10.12
Pledge Agreement among JTH Holding, Inc. and certain of its subsidiaries and Sun Trust Bank dated as of April 30, 2012 (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Form 10, File No. 000-54660 filed on May 18, 2012).
10.13
Subsidiary Guaranty Agreement among certain subsidiaries of JTH Holding, Inc. and SunTrust Bank dated April 30, 2012 (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to Form 10, File No. 000-54660 filed on May 18, 2012).
10.14	†
Amended and Restated Marketing and Servicing Agreement between JTH Tax, Inc. and Republic Bank & Trust Company dated as of November 29, 2011 (incorporated by reference to Exhibit 10.14 to Amendment No. 3 to Form S-1, File No. 333-176655 filed on February 3, 2012).
10.15	†
Complete Tax Program License Agreement between JTH Tax, Inc. and CCH Incorporated dated as of August 24, 2010 (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to Form S-1, File No. 333-176655 filed on November 7, 2011).
10.16	†
Amended and Restated Distributor Agreement between NetSpend Corporation and JTH Tax, Inc. dated as of June 1, 2010 (Incorporated by reference to Exhibit 10.17 to Amendment No. 2 to Form S-1, File No. 333-176655 filed on November 7, 2011).
10.17		Form of Franchise Agreement for United States Franchisees (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to Form S-1, File No. 333-176655 filed on October 13, 2011).
10.18		Form of Area Developer Agreement for United States Area Developers (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to Form S-1, File No. 333-176655 filed on October 13, 2011).
21.1		Subsidiaries of JTH Holding, Inc. (incorporated by reference to Exhibit 21.1 to Form 10, File No. 000-54660 dated April 18, 2012).
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

Exhibit Number	Exhibit Description
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

†
Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of the agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JTH HOLDING, INC.. (Registrant)
Dated: July 9, 2012	By:	/s/ JOHN T. HEWITT John T. Hewitt Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Dated: July 9, 2012	By:	/s/ MARK F. BAUMGARTNER Mark F. Baumgartner Chief Financial Officer (Principal Financial Officer)
Dated: July 9, 2012	By:	/s/ THOMAS S. DANIELS Thomas S. Daniels Chief Accounting Officer (Principal Accounting Officer)

        KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned whose signature appears below constitutes and appoints John T. Hewitt and Mark F. Baumgartner, his true and lawful attorneys-in-fact, with full power of substitution and resubstitution for him and on his behalf, and in his name, place and stead, in any and all capacities to execute and sign any and all amendments or post-effective amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof and the registrant hereby confers like authority on its behalf.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 9, 2012	By:	/s/ JOHN T. HEWITT John T. Hewitt Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Dated: July 9, 2012	By:	/s/ MARK F. BAUMGARTNER Mark F. Baumgartner Chief Financial Officer, (Principal Financial Officer)
Dated: July 9, 2012	By:	/s/ THOMAS S. DANIELS Thomas S. Daniels Chief Accounting Officer (Principal Accounting Officer)
Dated: July 9, 2012	By:	/s/ GORDON D'ANGELO Gordon D'Angelo Director
Dated: July 9, 2012	By:	/s/ JOHN R. GAREL John R. Garel Director
Dated: July 9, 2012	By:	/s/ GARY P. GOLDING Gary P. Golding Director
Dated: July 9, 2012	By:	/s/ STEVEN IBBOTSON Steven Ibbotson Director
Dated: July 9, 2012	By:	/s/ ROSS LONGFIELD Ross Longfield Director
Dated: July 9, 2012	By:	/s/ ELLEN MCDOWELL Ellen McDowell Director
Dated: July 9, 2012	By:	/s/ GEORGE T. ROBSON George T. Robson Director

JTH HOLDING, INC. AND SUBSIDIARIES

Consolidated Financial Statements

As of April 30, 2012 and 2011 and for the years ended April 30, 2012, 2011 and 2010

(With Report of Independent Registered Public Accounting Firm Thereon)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
JTH Holding, Inc.:

        We have audited the accompanying consolidated balance sheets of JTH Holding, Inc. and subsidiaries (the Company) as of April 30, 2012 and 2011, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 30, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JTH Holding, Inc. and subsidiaries as of April 30, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Norfolk, Virginia
July 9, 2012

JTH HOLDING, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

April 30, 2012 and 2011

(In thousands)

	2012	2011
Assets
Current assets:
Cash and cash equivalents	$19,848	$1,662
Receivables (note 2):
Trade accounts	38,321	35,953
Notes	41,889	32,859
Interest	1,610	2,275
Allowance for doubtful accounts	(5,044)	(4,699)

Total receivables, net	76,776	66,388
Prepaid expenses	572	635
Other current assets	4,756	4,351
Income tax receivable	286	138
Deferred income taxes (note 9)	41	257

Total current assets	102,279	73,431
Property, equipment, and software, net (notes 3 and 7)	23,948	18,228
Notes receivable, excluding current portion, net of allowance for uncollectible amounts of $2,086 and $2,135 for 2012 and 2011, respectively, (note 2)	35,863	35,570
Goodwill	1,913	1,913
Other intangible assets, net (note 4)	22,158	17,253
Other assets, net	2,580	1,398

Total assets (note 6)	$188,741	$147,793

Liabilities and Stockholders' Equity
Current liabilities:
Current installments of long-term debt (note 7)	$2,736	$1,973
Accounts payable and accrued expenses (notes 8 and 15)	14,170	15,625
Due to area developers (note 2)	21,893	20,623
Income taxes payable (note 9)	6,689	6,778
Deferred income taxes (note 9)	1,222	—
Deferred revenue	3,270	5,152

Total current liabilities	49,980	50,151
Long-term debt, excluding current installments (note 7)	26,249	2,485
Revolving credit facility (notes 6 and 8)	—	—
Deferred income taxes (note 9)	12,310	11,030

Total liabilities	88,539	63,666

Stockholders' equity (notes 8, 10, 11, and 13):
Class A preferred stock, $0.01 par value per share, 190,000 shares authorized, 170,320 shares issued and outstanding	2,129	2,129
Special voting preferred stock, $0.01 par value per share, 10 shares authorized, issued and outstanding	—	—
Class A common stock, $0.01 par value per share, 21,200,000 shares authorized, 10,343,957 and 10,519,286 shares issued and outstanding at April 30, 2012 and 2011, respectively	103	105
Class B common stock, $0.01 par value per share, 1,000,000 shares authorized, 900,000 shares issued and outstanding	9	9
Exchangeable shares, $0.01 par value, 100,000 shares issued and outstanding	1	1
Additional paid-in capital	3,182	4,811
Accumulated other comprehensive income, net of taxes	676	381
Retained earnings	94,102	76,691

Total stockholders' equity	100,202	84,127
Commitments, contingencies, and subsequent events (notes 5, 6, 15, and 16)

Total liabilities and stockholders' equity	$188,741	$147,793

See accompanying notes to consolidated financial statements.

JTH HOLDING, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years ended April 30, 2012, 2011, and 2010

(In thousands)

	2012	2011	2010
Revenues:
Franchise fees, net of provision for refunds of $928 in 2012, $1,206 in 2011, and $1,656 in 2010	$14,145	$13,148	$9,632
Royalties and advertising fees	49,964	46,879	41,413
Financial products	22,903	16,507	14,175
Interest income (note 2)	11,437	10,110	8,876
Tax preparation fees, net of discounts	7,026	4,789	5,982
Net gain on sale of customer lists and other assets and other revenue	3,625	4,091	4,549

Total revenues	109,100	95,524	84,627

Operating expenses:
Employee compensation and benefits	29,802	25,162	24,526
General and administrative expenses	25,709	20,537	17,871
Advertising expense	15,346	15,078	12,872
Depreciation, amortization, and impairment charges (notes 3 and 4)	7,169	6,062	7,305
Loss on discontinued use of software (note 3)	—	—	5,570
Costs associated with postponed IPO	1,348	—	—
Other expense	71	170	120

Total operating expenses	79,445	67,009	68,264

Income from operations	29,655	28,515	16,363
Other income (expense):
Foreign currency transaction gains	4	75	1,014
Net gain on short-term investments	—	—	2,454
Interest expense (notes 6, 7, and 8)	(1,854)	(1,954)	(1,947)

Income before income taxes	27,805	26,636	17,884
Income tax expense (note 9)	10,394	10,874	6,882

Net income	$17,411	$15,762	$11,002

Net income per share of Class A and Class B common stock:
Basic	$1.24	$1.10	$0.75
Diluted	1.23	1.08	0.73

See accompanying notes to consolidated financial statements.

JTH HOLDING, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity and Comprehensive Income

Year ended April 30, 2012

(In thousands)

	Class A		Class B		Class A
							Special voting preferred stock
	Common stock		Common stock		Preferred stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at May 1, 2011	10,519	$105	900	$9	170	$2,129	—	$—
Exercise of stock options (note 11)	110	1	—	—	—	—	—	—
Repurchase of common stock	(285)	(3)	—	—	—	—	—	—

Balance at April 30, 2012	10,344	$103	900	$9	170	$2,129	—	$—

	Exchangeable shares
				Accumulated other comprehensive income
			Additional paid-in capital		Retained earnings
	Shares	Amount				Total
Balance at May 1, 2011	100	$1	$4,811	$381	$76,691	$84,127
Exercise of stock options (note 11)	—	—	741	—	—	742
Repurchase of common stock	—	—	(4,257)	—	—	(4,260)
Stock-based compensation expense (note 11)	—	—	1,429	—	—	1,429
Tax benefit of stock option exercises (note 9)	—	—	458	—	—	458
Net income	—	—	—	—	17,411	17,411
Interest rate swap agreements, net of taxes (note 8)	—	—	—	196	—	196
Foreign currency translation adjustment	—	—	—	99	—	99

Comprehensive income						17,706

Balance at April 30, 2012	100	$1	$3,182	$676	$94,102	$100,202

See accompanying notes to consolidated financial statements.

JTH HOLDING, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity and Comprehensive Income

Year ended April 30, 2011

(In thousands)

	Class A		Class B		Class A
							Special voting preferred stock
	Common stock		Common stock		Preferred stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at May 1, 2010	10,730	$107	900	$9	190	$2,375	—	$—
Exercise of stock options (note 11)	460	5	—	—	—	—	—	—
Repurchase of common stock	(686)	(7)	—	—	—	—	—	—
Repurchase of preferred stock	—	—	—	—	(18)	(227)	—	—
Conversion of preferred stock to common stock	15	—	—	—	(2)	(19)	—	—

Balance at April 30, 2011	10,519	$105	900	$9	170	$2,129	—	$—

	Exchangeable shares
				Accumulated other comprehensive income
			Additional paid-in capital		Retained earnings
	Shares	Amount				Total
Balance at May 1, 2010	100	$1	$9,159	$121	$63,424	$75,196
Exercise of stock options (note 11)	—	—	3,800	—	—	3,805
Repurchase of common stock	—	—	(10,069)	—	—	(10,076)
Repurchase of preferred stock	—	—	—	—	(2,495)	(2,722)
Conversion of preferred stock to common stock	—	—	19	—	—	—
Stock-based compensation expense (note 11)	—	—	1,494	—	—	1,494
Tax benefit of stock option exercises (note 9)	—	—	408	—	—	408
Net income	—	—	—	—	15,762	15,762
Interest rate swap agreements, net of taxes (note 8)	—	—	—	(164)	—	(164)
Foreign currency translation adjustment	—	—	—	424	—	424

Comprehensive income						16,022

Balance at April 30, 2011	100	$1	$4,811	$381	$76,691	$84,127

See accompanying notes to consolidated financial statements.

JTH HOLDING, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity and Comprehensive Income

Year ended April 30, 2010

(In thousands)

	Class A		Class B		Class A
							Special voting preferred stock
	Common stock		Common stock		Preferred stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at May 1, 2009	10,960	$109	900	$9	190	$2,375	—	$—
Exercise of stock options (note 11)	457	5	—	—	—	—	—	—
Repurchase of common stock	(687)	(7)	—	—	—	—	—	—

Balance at April 30, 2010	10,730	$107	900	$9	190	$2,375	—	$—

	Exchangeable shares
				Accumulated other comprehensive income
			Additional paid-in capital		Retained earnings
	Shares	Amount				Total
Balance at May 1, 2009	100	$1	$14,530	$47	$52,422	$69,493
Exercise of stock options (note 11)	—	—	3,273	—	—	3,278
Repurchase of common stock	—	—	(10,211)	—	—	(10,218)
Stock-based compensation expense (note 11)	—	—	1,000	—	—	1,000
Tax benefit of stock option exercises (note 9)	—	—	567	—	—	567
Net income	—	—	—	—	11,002	11,002
Interest rate swap agreements, net of taxes (note 8)	—	—	—	(470)	—	(470)
Foreign currency translation adjustment	—	—	—	544	—	544

Comprehensive income						11,076

Balance at April 30, 2010	100	$1	$9,159	$121	$63,424	$75,196

See accompanying notes to consolidated financial statements.

JTH HOLDING, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended April 30, 2012, 2011, and 2010

(In thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income	$17,411	$15,762	$11,002
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts and franchise fee refunds	5,618	4,938	4,095
Depreciation and amortization	6,560	5,855	6,389
Amortization of deferred financing costs	418	254	198
Write-down of customer lists	609	207	916
Loss on discontinued use of software	—	—	5,570
Stock-based compensation	1,429	1,494	1,000
Gain on sale of customer lists and other assets	(422)	(1,179)	(1,275)
Equity in earnings of affiliate	138	—	—
Deferred tax expense (benefit)	2,951	2,403	(1,203)
Realized gain on short-term investments	—	—	(2,454)
Changes in assets and liabilities increasing (decreasing) cash flows from operating activities:
Trade receivable	(25,230)	(20,803)	(15,454)
Notes and interest receivable	11,859	8,060	4,522
Prepaid expenses and other assets	(95)	149	301
Accounts payable and accrued expenses	(3,559)	4,041	(2,469)
Due to area developers	4,094	4,974	3,837
Income taxes	221	61	(466)
Deferred revenue	(1,559)	(1,441)	3,531

Net cash provided by operating activities	20,443	24,775	18,040
Cash flows from investing activities:
Issuance of operating loans to franchisees	(67,969)	(56,400)	(32,488)
Payments received on operating loans from franchisees	60,918	50,921	27,335
Purchases of assets from franchisees	(4,741)	(3,091)	(2,959)
Proceeds from sale of customer lists and other assets	2,146	1,711	419
Investment in affiliate	(1,009)	—	—
Purchases of property and equipment	(10,288)	(7,051)	(5,514)
Proceeds from sale of short-term investments	—	—	16,964
Purchases of short-term investments	—	—	(2,114)

Net cash provided by (used in) investing activities	(20,943)	(13,910)	1,643

Cash flows from financing activities:
Proceeds from the exercise of stock options	742	3,805	3,278
Repurchase of common stock	(4,260)	(10,076)	(10,218)
Repurchase of preferred stock	—	(2,722)	—
Term debt borrowings	25,000	—	—
Repayment of long-term debt	(2,118)	(2,284)	(2,720)
Borrowings under revolving credit facility	124,270	135,484	93,450
Repayments under revolving credit facility	(124,270)	(135,484)	(103,452)
Deferred financing costs	(1,123)	(333)	—
Tax benefit of stock option exercises	458	408	567

Net cash provided by (used in) financing activities	18,699	(11,202)	(19,095)
Effect of exchange rate changes on cash, net	(13)	(113)	(406)

Net increase (decrease) in cash and cash equivalents	18,186	(450)	182
Cash and cash equivalents at beginning of year	1,662	2,112	1,930

Cash and cash equivalents at end of year	$19,848	$1,662	$2,112

See accompanying notes to consolidated financial statements.

JTH HOLDING, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

Years ended April 30, 2012, 2011, and 2010

(In thousands)

	2012	2011	2010
Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$1,640	$1,671	$1,830
Cash paid for taxes	7,222	8,032	8,087
Supplemental disclosures of noncash investing and financing activities:
During the years ended April 30, 2012, 2011, and 2010, the Company acquired certain assets from franchisees as follows:
Fair value of assets purchased	$15,766	$10,481	$13,749
Receivables applied	(14,611)	(11,267)	(14,259)
Accounts payable canceled	2,961	2,384	2,709
Notes payable issued	(1,540)	(1,935)	(2,257)
Elimination of related deferred revenue	2,165	3,428	3,231
Applied from sales of franchise territories	—	—	(214)

Cash paid to franchisees	$4,741	$3,091	$2,959

During the years ended April 30, 2012, 2011, and 2010, the Company sold certain assets to franchisees as follows:
Book value of assets sold	$12,609	$8,798	$4,925
Gain on sale	44	601	546
Deferred gain on sale	2,047	5,269	1,745
Applied from acquisitions of franchise territories	—	(120)	(204)
Notes received	(12,554)	(12,837)	(6,593)

Cash received from franchisees	$2,146	$1,711	$419

Accrued capitalized software costs included in accounts payable	$345	$1,368	$—

See accompanying notes to consolidated financial statements.

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

April 30, 2012 and 2011

(1) Organization and Significant Accounting Policies

(a)   Organization and Plan of Reorganization

        JTH Holding, Inc. (the Company), a Delaware corporation, is a holding company engaged through its subsidiaries as a franchisor and operator of a system of income tax preparation offices located in the United States and Canada. The Company's principal operations are conducted through JTH Tax, Inc. (d/b/a Liberty Tax Service) the Company's largest subsidiary. Through this system of income tax preparation offices, the Company also facilitates to its customers refund-based tax settlement financial products such as refund anticipation loans, electronic refund checks, and personal income tax refund discounting. The Company also offers online tax preparation services.

(b)   Principles of Consolidation

        The consolidated financial statements include the accounts of JTH Holding, Inc. and its wholly owned subsidiaries. Assets and liabilities of the Company's Canadian operations have been translated into U.S. dollars using the exchange rate in effect at the end of the year. The revenues and expenses have been translated using the average exchange rates in effect each month of the year. Transaction gains and losses are recognized in income when incurred. The Company consolidates entities in which it has a controlling interest, the usual condition of which is ownership of a majority voting interest. The Company also considers for consolidation an entity, in which the Company has certain interest, where a controlling financial interest may be achieved through arrangements that do not involve voting interests. Such an entity, known as a variable interest entity (VIE) is required to be consolidated by its primary beneficiary. The Company does not possess any ownership interests in franchisee entities; however the Company may provide financial support to franchisee entities. Because the Company's franchise arrangements provide franchisee entities the power to direct the activities that most significantly impact their economic performance, the Company does not consider itself the primary beneficiary of any such entity that might be a VIE. Based on the results of management's analysis of potential VIEs, the Company has not consolidated any franchise or other entities. The Company's maximum exposure to loss resulting from involvement with potential VIEs is attributable to accounts and notes receivables and future lease payments due from franchisees. When the Company does not have a controlling interest in an entity, but exerts significant influence over the entity, the Company applies the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

(c)   Cash and Cash Equivalents

        For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

(d)   Short-Term Investments

        During 2010, the Company had short-term investments, which consisted of equity securities. The Company classified these investments as trading securities and recorded them at fair value with the changes in fair value reported within the consolidated statements of income. Net realized gains on trading securities and unrealized losses on trading securities held at each year-end are presented in "net gain on short-term investments." Cash flows from the purchases and sales of the Company's

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

April 30, 2012 and 2011

(1) Organization and Significant Accounting Policies (Continued)

short-term investments are classified as investing activities due to the nature and intent of these investments. At April 30, 2012 and 2011, the Company did not have any short-term investments.

(e)   Trade Accounts Receivable

        Trade accounts receivable are recorded at the invoiced amount less an allowance for doubtful accounts and accrue finance charges at 18% annually if unpaid after 30 days. Account balances are charged off against the allowance after all possible means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its accounts receivable.

(f)    Notes Receivable

        Notes receivable are recorded at cost, less an allowance for doubtful accounts. The Company provides an allowance against accrued interest on a delinquent note when a scheduled payment becomes 90 days past due or the recorded value of the note receivable exceeds the value of the underlying franchise. Notes are written off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote.

(g)   Allowance for Doubtful Accounts

        The allowance for doubtful accounts includes the Company's best estimate of the amount of probable credit losses in the Company's existing accounts and notes receivable. Because the repayment of accounts and notes receivable is dependent on the performance of the underlying franchises, management estimates the amount of the allowance for doubtful accounts based on a comparison of amounts due to the estimated fair value of the underlying franchises.

(h)   Property, Equipment, and Software

        Property, equipment, and software are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the depreciable assets, generally three to five years for computer equipment, three to seven years for software, seven years for furniture and fixtures, and twenty to thirty-five years for buildings. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the assets. Certain allowable costs of software developed or obtained for internal use are capitalized and typically amortized over 36 months.

(i)    Goodwill

        Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill is not amortized, but instead tested for impairment at least annually. Goodwill is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it with its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

April 30, 2012 and 2011

(1) Organization and Significant Accounting Policies (Continued)

excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

        During 2012, 2011, and 2010, the Company performed its annual impairment review of goodwill and concluded that there was no impairment.

(j)    Deferred Revenue

        The Company may receive all or part of the initial franchise fee or proceeds from the gain on sale of Company-owned offices prior to the execution of the franchise agreement or completion of the earnings process. These fees and gains are classified as deferred revenue until they qualify for revenue recognition or are refunded.

(k)   Revenue Recognition

        Franchise fee revenue, net of a provision for franchise fee refunds, for the sales of individual territories is recognized when the obligations of the Company to prepare the franchisee for operation have been substantially completed. No franchise fee is recognized related to the Company's sale of a zero franchise fee territory. Direct costs related to territories sold with no franchise fee are deferred until the related royalty revenue is recognized. Franchise fees also include area developer (ADs) sales wherein the Company sells a cluster of territories to an entity. Franchise fees that are financed by the Company are recorded as deferred revenue until the unit franchisee or area developer has made a significant financial commitment (20% of the franchise fee) and met certain other criteria.

        Royalties, net of amounts due area developers, and advertising fees are recognized currently as franchise territories generate sales. Tax return preparation fees and financial products revenue are recognized as revenue in the period the related tax return is filed or prepared for the customer. Discounts for promotional programs are recorded at the time the return is prepared and are recorded as reductions to revenues.

        Gains on sales of Company-owned offices that are financed by the Company are deferred until the purchaser has made a significant financial commitment (20% of the purchase price). Losses on sales of Company-owned offices are recognized immediately.

(l)    Derivative Instruments and Hedging Activities

        The Company accounts for derivatives and hedging activities and recognizes all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values. For derivatives designated in hedging relationships, changes in fair value are either offset through earnings against the change in fair value of the hedged item attributable to the risk being hedged or recognized in accumulated other comprehensive income, to the extent the derivative is effective at offsetting the changes in cash flows being hedged, until the hedged item affects earnings.

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

April 30, 2012 and 2011

(1) Organization and Significant Accounting Policies (Continued)

        The Company only enters into a derivative contract when it intends to designate the contract as a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). For all hedging relationships, the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged transaction, the nature of the risk being hedged, how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method used to measure ineffectiveness. The Company also formally assesses, both at the inception of the hedging relationship and on an ongoing basis, whether the derivatives that are used in hedging relationships are highly effective in offsetting changes in cash flows of hedged transactions. For derivative instruments that are designated and qualify as part of a cash flow hedging relationship, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

        The Company discontinues hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting cash flows attributable to the hedged risk, the derivative expires or is sold, terminated, or exercised, the cash flow hedge is de-designated because a forecasted transaction is not probable of occurring, or management determines to remove the designation of the cash flow hedge.

        In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value in earnings. When it is no longer probable that a forecasted transaction will occur, the Company discontinues hedge accounting and recognizes immediately in earnings gains and losses that were accumulated in other comprehensive income related to the hedging relationship.

(m)  Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        The Company has elected to classify accrued interest in interest expense, and accrued penalties, if any, in general and administrative expenses.

(n)   Long-Lived Assets

        The Company's long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

April 30, 2012 and 2011

(1) Organization and Significant Accounting Policies (Continued)

circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. Recognition and measurement of a potential impairment is performed for these assets at the lowest level where cash flows are individually identifiable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. These assets and liabilities are classified as held-for-sale and are presented separately in the appropriate asset and liability sections of the balance sheet.

(o)   Comprehensive Income

        Comprehensive income consists of net income, foreign currency translation adjustments and the interest rate swap agreements, net of applicable taxes and is presented in the accompanying consolidated statements of stockholders' equity and comprehensive income.

(p)   Advertising Expenses

        Advertising costs are expensed in the period incurred.

(q)   Stock-Based Compensation

        The Company records costs of its employee stock-based compensation based on the grant-date fair value of awards using the Black-Scholes-Merton option pricing model. The Company reflects the excess tax benefits recognized in equity related to stock option exercises as financing cash flows. The Company recognizes compensation costs for an award that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

(r)   Costs associated with postponed IPO

        During April 2012 the Company determined it would postpone its planned initial public offering and, accordingly, expensed the direct, incremental fees charged by underwriters, attorneys, accountants and printers that had been incurred and capitalized to date.

(s)   Use of Estimates

        Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles. Actual results could differ from those estimates.

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

April 30, 2012 and 2011

(1) Organization and Significant Accounting Policies (Continued)

(t)    Recently Issued Accounting Standards

        In June 2011, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-05, Presentation of Comprehensive Income. This update changes the methods for presenting comprehensive income, and eliminates the method of including comprehensive income in the statement of stockholders' equity. After adoption, an entity will have the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The Company intends to adopt this guidance in the first quarter of fiscal 2013. Because it only affects presentation, the Company does not expect that this guidance will have a material effect on its consolidated financial statements.

        In September 2011, FASB issued ASU 2011-08, Intangibles-Goodwill and Other (ASC Topic 350): Testing Goodwill for Impairment. This amendment provides the option of first using a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a company concludes that it is more likely than not that fair value exceeds carrying value, the two-step test for impairment is not required. The amendment includes a revised list of considerations in completing the qualitative assessment. The Company intends to adopt this ASU in fiscal 2013 and expects that this guidance will have no material effect on its consolidated financial statements.

(u)   Segment Reporting

        Management has identified two operating segments, U.S. operations and Canadian operations. Although there are two operating segments, each segment is engaged in providing tax return preparation and related services and products. These two operating segments, which have similar gross margin and sales trends, have been aggregated into a single reporting segment because both segments are similar in the nature of services offered, production process, type of customer, the distribution methods, and the regulatory environment that they operate in.

        Canadian operations contributed $5,396,000, $6,710,000 and $6,864,000 in revenues for the years ended April 30, 2012, 2011 and 2010, respectively.

(v)   Supplier Concentration

        The Company relies on a third-party financial institution to provide certain financial products to our customers, pursuant to an agreement that expires October 16, 2014. For the year ended April 30, 2012, a significant portion of the Company's customers' financial products were provided by this financial institution. Although the Company presently believes it could obtain access to similar products from other financial institutions with similar terms, the ongoing availability of these products is subject to changes in market conditions and the related regulatory environment.

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

April 30, 2012 and 2011

(2) Notes and Accounts Receivable

        The Company provides financing to franchisees for the purchase of franchises, clusters of territories, Company-owned offices and/or for working capital and equipment needs. The franchise-related notes generally are payable over five years and the working capital and equipment notes generally are due within one year. All notes bear interest at 12%. Activity related to notes receivable for the years ended April 30, 2012 and 2011 is as follows:

	2012	2011
	(In thousands)
Balance at beginning of year	$70,564	$59,599
Notes received for:
Sales of franchises and clusters of territories	8,131	10,589
Sales of Company-owned offices	12,554	12,837
Franchisee to franchisee note assumptions	7,439	7,467
Working capital and equipment loans to franchisees	67,969	56,400
Refinancing of accounts receivable	16,787	14,459

	112,880	101,752
Repayment of notes	(82,258)	(70,793)
Notes canceled	(21,188)	(20,221)
Foreign currency adjustment	(160)	227

Balance at end of year	$79,838	$70,564

        Most of the notes receivable are due from the Company's franchisees and are collateralized by the underlying franchise and are guaranteed by the respective franchisee and franchise owner(s). The franchisees' ability to repay the notes is dependent upon both the performance of the tax preparation industry as a whole and the individual franchises. Management believes that the recorded allowance is adequate based upon its consideration of the estimated value of the franchises supporting the receivables. Any adverse change in the tax preparation industry could affect the Company's estimate of the allowance.

        Notes and accounts receivable include royalties billed and loans to franchisees for franchise fees that relate to territories operated by franchisees located in area developer territories. The Company has recorded amounts payable to area developers for their share of these receivables of $21,893,000 and $20,623,000 at April 30, 2012 and 2011, respectively.

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

April 30, 2012 and 2011

(2) Notes and Accounts Receivable (Continued)

        Activity in the allowance for doubtful accounts for the years ended April 30, 2012, 2011, and 2010 is as follows:

	2012	2011	2010
	(In thousands)
Beginning balance	$6,834	$5,597	$5,994
Additions charged to expense	4,690	3,732	2,439
Provision for franchise fee refunds	928	1,206	1,656
Write-offs	(5,592)	(3,800)	(4,683)
Foreign currency adjustment	270	99	191

Ending balance	$7,130	$6,834	$5,597

        Management considers accounts and notes receivable to be impaired if the amounts due exceed the fair value of the underlying franchise and estimates an allowance for doubtful accounts based on that excess. Amounts due include the recorded value of the accounts and notes receivable reduced by the allowance for uncollected interest, amounts due area developers, the related deferred revenue and amounts owed to the franchisee by the Company. In establishing the fair value of the underlying franchise, management considers net fees of open offices and the number of unopened offices.

        For accounts and notes receivable not impaired, management determines the allowance for doubtful accounts based on an estimate of expected refunds of the initial franchise fee, taking into consideration the number of unopened offices.

        The allowance for doubtful accounts at April 30, 2012, and 2011 is allocated as follows:

	2012	2011
	(In thousands)
Impaired:
Notes receivable	$9,775	$9,407
Accounts receivable	4,699	4,599
Less allowance for uncollected interest, amounts due ADs, related deferred revenue and amounts due franchisees	(3,256)	(3,554)

Net amount due	$11,218	$10,452

Allowance for doubtful accounts for impaired notes and accounts receivable	$(5,831)	$(5,322)

Nonimpaired:
Notes receivable	$72,540	$64,624
Accounts receivable	34,935	33,144
Less allowance for uncollected interest, amounts due ADs, related deferred revenue and amounts due franchisees	(26,469)	(28,202)

Net amount due	$81,006	$69,566

Allowance for doubtful accounts for nonimpaired notes and accounts receivable	$(1,299)	$(1,512)

Total allowance for doubtful accounts	$(7,130)	$(6,834)

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

April 30, 2012 and 2011

(2) Notes and Accounts Receivable (Continued)

        The aging of accounts and notes receivable at April 30, 2012 is as follows:

	2012
	Total past due	Allowance for uncollected interest	Current	Total receivables
	(In thousands)
Accounts receivable	$18,419	$(1,313)	$21,215	$38,321
Notes receivable	8,876	(867)	73,439	81,448

Total	$27,295	$(2,180)	$94,654	$119,769

        The aging of accounts and notes receivable at April 30, 2011 is as follows:

	2011
	Total past due	Allowance for uncollected interest	Current	Total receivables
	(In thousands)
Accounts receivable	$17,113	$(1,790)	$20,630	$35,953
Notes receivable	10,987	(1,192)	63,044	72,839

Total	$28,100	$(2,982)	$83,674	$108,792

        Accounts receivable are considered to be past due if unpaid after 30 days and notes receivable are considered past due if unpaid after 90 days, at which time the notes are put on nonaccrual status.

        The Company's average investment in impaired notes receivable during the years ended April 30, 2012 and 2011 was $9,591,000 and $8,795,000, respectively. Interest income related to impaired notes was $756,000, $559,000, and $368,000 for the years ended April 30, 2012, 2011, and 2010, respectively. The Company's investment in notes receivable on nonaccrual status at April 30, 2012 and 2011 was $8,009,000 and $9,795,000, respectively.

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

April 30, 2012 and 2011

(3) Property, Equipment, and Software, Net

        Property, equipment, and software at April 30, 2012 and 2011 are as follows:

	2012	2011
	(In thousands)
Land	$997	$997
Buildings and building improvements	6,826	6,795
Leasehold improvements	292	259
Furniture, fixtures, and equipment	5,053	4,542
Software	27,462	19,069

	40,630	31,662
Less accumulated depreciation and amortization	16,682	13,434

Property, equipment, and software, net	$23,948	$18,228

        Total depreciation expense was $3,562,000, $3,438,000, and $4,233,000 for the years ended April 30, 2012, 2011, and 2010, respectively.

        The software included above includes both internally developed software and purchased software. Included in software are $13,243,000 and $6,598,000 of assets that had not been placed in service at April 30, 2012 and 2011, respectively. In April 2010, the Company decided to discontinue its use of the software associated with its online tax preparation services. This software had a net book value of $5,570,000 when the decision was made and was expensed in the year ended April 30, 2010.

(4) Other Intangible Assets, Net

  Acquired Intangible Assets

	April 30, 2012
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Amortizable intangible assets:
Customer lists	5 years	$6,998	(1,457)	5,541
Area franchise rights	10 years	20,814	(4,197)	16,617

Total		$27,812	(5,654)	22,158

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

April 30, 2012 and 2011

(4) Other Intangible Assets, Net (Continued)

	April 30, 2011
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Amortizable intangible assets:
Customer lists	5 years	$3,348	$(793)	$2,555
Area franchise rights	10 years	17,760	(3,062)	14,698

Total		$21,108	$(3,855)	$17,253

        For the years ended April 30, 2012 and 2011, the Company acquired the assets of various franchisees for $8,046,000 and $3,852,000, respectively. These acquisitions were accounted for as business combinations, with all value allocated to the identifiable intangible assets. The acquired businesses are operated as Company-owned offices, until a buyer is found.

        For the years ended April 30, 2012, 2011 and 2010, amortization expense, customer list impairment charges, and write-downs are as follows:

	2012	2011	2010
	(In thousands)
Amortization expense, excluding impairment charges	$2,998	$2,417	$2,156

Customer lists:
Impairment charges	$603	$134	$80
Write-downs	6	73	836

	$609	$207	$916

        The Company expects that the assets will be sold before the end of their estimated useful life. Therefore, during the years ended April 30, 2012, 2011 and 2010, impairment analyses were performed for amortizable intangible assets. As a result, the carrying values of customer lists were reduced by the amounts disclosed in the table above, and were recorded to depreciation, amortization, and impairment charges on the consolidated statements of income. The Company estimated the fair value of the customer lists based on historical transactions involving sales of Company-owned offices. Write-downs of customer lists relate to purchases of offices that the Company decided not to operate.

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

April 30, 2012 and 2011

(4) Other Intangible Assets, Net (Continued)

        Estimated amortization expense for the next five years is as follows:

Amortization expense
(In thousands)
Year ending April 30:
2013	$3,437
2014	3,409
2015	3,310
2016	3,193
2017	2,521

$15,870

(5) Leases

        The Company is obligated under various operating leases for office space that expire at various dates. At April 30, 2012, future minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year, together with amounts due from franchisees under subleases, are as follows:

	Lease payments	Sublease receipts
	(In thousands)
Year ending April 30:
2013	$3,395	$1,648
2014	1,956	882
2015	1,039	477
2016	376	200
2017	274	174
Thereafter	379	111

Total minimum lease payments	$7,419	$3,492

        Total rent expense for operating leases, net of subleases, was $2,352,000, $1,805,000, and $1,815,000 for the years ended April 30, 2012, 2011, and 2010, respectively.

(6) Credit Facility

        In February 2008, JTH Tax, Inc. entered into a revolving credit facility. This revolving credit facility, which provided for maximum allowable borrowings of $125 million, was replaced effective April 30, 2012. The new credit facility consists of a $25 million term loan and a $105 million revolving credit facility, with an accordion feature permitting the Company to request an increase in availability of up to an additional $70 million. The term loan amortizes on a quarterly basis and matures on April 30, 2017, and the revolving loan also expires on April 30, 2017. The outstanding borrowings on both loans accrue interest, which is paid monthly, at an adjusted one month LIBOR rate plus a margin

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

April 30, 2012 and 2011

(6) Credit Facility (Continued)

that varies from 1.50% to 2.25%, depending on the Company's leverage ratio. At April 30, 2012, the interest rate was 1.87%. This indebtedness is collateralized by substantially all of the Company's assets, including the assets of its subsidiaries.

        The credit facility contains certain financial covenants that the Company must meet, including leverage and fixed charge coverage ratios as well as minimum net worth requirements. In addition, the Company must reduce the outstanding balance under its revolving loan to zero for a period of at least 45 consecutive days each fiscal year. The Company's borrowing availability on the credit facility at April 30, 2012 was $88,000,000. At April 30, 2012 and 2011, the Company had no outstanding borrowings under its revolving credit facility, but at April 30, 2012 the balance of the new term loan was $25,000,000. The Company was in compliance with the financial covenants of its credit facility at April 30, 2012.

(7) Long-Term Debt

        Long-term debt at April 30, 2012 and 2011 is as follows:

	2012	2011
	(In thousands)
Term loan payable in quarterly principal installments commencing July 31, 2012 of 1.25%,1.875%, 2.5%, 2.5% and 3.125% of the original amount borrowed for the years ending April 30, 2013, 2014, 2015, 2016 and 2017, respectively	$25,000	$—
Mortgage note payable to a bank in monthly installments of $16 including interest at 6.06% through September 2016; at which time a balloon payment of $2,213 is payable; collateralized by land and building	2,411	2,450
Notes payable for acquired assets from franchisees, interest rates ranging from 0% to 12%; due May 2012 through March 2013	1,401	1,915
Other debt	173	93

Total long-term debt	28,985	4,458
Less current installments	2,736	1,973

Total long-term debt, less current installments	$26,249	$2,485

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

April 30, 2012 and 2011

(7) Long-Term Debt (Continued)

        Aggregate maturities of long-term debt at April 30, 2012 are as follows (in thousands):

Year ending April 30:
2013	$2,736
2014	1,962
2015	2,591
2016	2,584
2017	19,112
Thereafter	—

Total long-term debt	$28,985

(8) Derivative Instruments and Hedging Activities

        The Company uses interest-rate-related derivative financial instruments to manage its exposure related to changes in interest rates on its variable-rate line of credit and forward contracts to manage its exposure to foreign currency fluctuation related to short-term advances made to its Canadian subsidiary. The Company does not speculate using derivative instruments nor does it enter into derivative instruments for any purpose other than cash flow hedging.

        By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty, and therefore, the Company is not exposed to the counterparty's credit risk in those circumstances. The Company minimizes counterparty credit risk in derivative instruments by entering into transactions with high-quality counterparties. The derivative instruments entered into by the Company do not contain credit-risk-related contingent features.

        Market risk is the adverse effect on the value of a derivative instrument that results from a change in interest rates. The market risk associated with interest rates is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

        The Company assesses interest rate risk by continually identifying and monitoring changes in interest rates that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company maintains risk management control systems to monitor interest rate risk attributable to both the Company's outstanding or forecasted debt obligations and forecasted revenues as well as the Company's offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates and foreign currency rates on the Company's future cash flows.

        It is the policy of the Company to enter into forward contracts at the time short-term advances are made to its Canadian subsidiary.

        Interest rate swap agreements.    On July 1, 2009, the Company entered into interest rate swap agreements with a financial institution to manage fluctuations in cash flows resulting from changes in

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

April 30, 2012 and 2011

(8) Derivative Instruments and Hedging Activities (Continued)

the one-month LIBOR interest rate on its line of credit. These swaps effectively change the variable-rate line of credit into a fixed-rate line of credit. For the notional amounts, the Company receives a variable interest rate based on the one-month LIBOR and pays a fixed interest rate of 2.49% to 2.52%, depending on the agreement. The notional amounts of the interest rate swaps vary from $10,000,000 to $70,000,000 per month, in relation to the Company's forecasted seasonal borrowings. These interest rate swaps are designated as cash flow hedges. At April 30, 2012 and 2011, the fair value of interest rate swaps was a liability of $694,000 and $1,134,000, respectively, and was included in accounts payable and accrued expenses. During the years ended April 30, 2012 and 2011, $92,000 of income and $46,000 of expense, respectively, were recognized in the consolidated statements of income due to the ineffectiveness of these interest rate swaps.

        Forward contracts related to foreign currency exchange rates.    In connection with short-term advances made to its Canadian subsidiary related to personal income tax refund discounting, the Company enters into forward contracts to eliminate the exposure related to foreign currency fluctuations. Under the terms of the forward currency contracts, the exchange rate for repayments is fixed at the time advance is made and the advances are repaid prior to April 30 of each year. These forward contracts are designated as cash flow hedges. At April 30, 2012 and 2011, there were no forward contracts outstanding. During the years ended April 30, 2012, 2011, and 2010, no amounts have been recognized in the statements of income due to the ineffectiveness of these foreign currency hedges.

        At April 30, 2012, there are no deferred gains on derivative instruments accumulated in other comprehensive income that are expected to be reclassified to earnings during the next 12 months. There were no cash flow hedges discontinued during 2012.

(9) Income Taxes

        Total income taxes were calculated for the years ended April 30, 2012, 2011, and 2010 as follows:

	2012	2011	2010
	(In thousands)
Income from continuing operations	$10,394	$10,874	$6,882
Tax benefit of stock option exercises	(458)	(408)	(567)
Interest rate swap agreements	152	(104)	(305)
Foreign currency translation adjustment	(550)	167	351

Total income taxes	$9,538	$10,529	$6,361

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

April 30, 2012 and 2011

(9) Income Taxes (Continued)

        Components of income tax expense for the years ended April 30, 2012, 2011, and 2010 are as follows:

	2012	2011	2010
	(In thousands)
Current:
Federal	$5,962	$6,390	$5,857
State	1,160	1,227	1,215
Foreign	321	854	1,013

Current tax expense	7,443	8,471	8,085

Deferred:
Federal	2,471	2,028	(991)
State	481	390	(206)
Foreign	(1)	(15)	(6)

Deferred tax expense (benefit)	2,951	2,403	(1,203)

Total income tax expense	$10,394	$10,874	$6,882

        For the years ended April 30, 2012, 2011, and 2010, income before taxes consists of the following:

	2012	2011	2010
	(In thousands)
U.S. operations	$26,399	$24,221	$14,876
Foreign operations	1,406	2,415	3,008

	$27,805	$26,636	$17,884

        Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations as a result of the following for the years ended April 30, 2012, 2011, and 2010:

	2012	2011	2010
	(In thousands)
Computed "expected" income tax expense	$9,732	$9,323	$6,259
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	1,099	1,083	676
Nondeductible items, net	218	356	295
Tax credits	(340)	—	—
Other	(315)	112	(348)

Total income tax expense	$10,394	$10,874	$6,882

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

April 30, 2012 and 2011

(9) Income Taxes (Continued)

        The tax effect of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant portions of deferred tax assets and liabilities at April 30, 2012 and 2011 are as follows:

	2012	2011
	(In thousands)
Deferred tax assets:
Unexercised nonqualified stock options	$1,192	$909
Allowance for doubtful accounts	2,758	2,615
Interest rate swap agreements	257	409
Other	180	77

Total deferred tax assets	4,387	4,010

Deferred tax liabilities:
Property, equipment, software, and other intangible assets	6,769	5,727
Deferred revenue	10,935	8,348
Prepaid expenses	174	158
Foreign currency translation adjustment	—	550

Total deferred tax liabilities	17,878	14,783

Net deferred tax liabilities	$(13,491)	$(10,773)

        In assessing the realizability of the gross deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

        The Company has adopted the accounting and disclosure requirements for uncertain tax positions, which require a two-step approach to evaluate tax positions. This approach involves recognizing any tax positions that are more likely not to occur and then measuring those positions to determine the amounts to be recognized in the financial statements. The Company has determined no reserves for uncertain tax positions were required at April 30, 2012 or 2011 or during the years then ended.

        In May 2011, the Internal Revenue Service completed an audit of the Company's April 30, 2009 tax return and made no adjustments. At April 30, 2012, the tax years that remain subject to examination by the Internal Revenue Service are the years ended April 30, 2010 and 2011, and years that remain open for other major taxing jurisdictions are the years ended April 30, 2009, 2010 and 2011.

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

April 30, 2012 and 2011

(10) Stockholders' Equity

(a)
Preferred Stock and Exchangeable Shares

        The Company has 190,000 shares of authorized Class A preferred stock with a par value of $0.01, of which 170,320 is issued and outstanding, which are presented on the consolidated balance sheet at their original purchase price.

        The holders of the Class A preferred stock are entitled to a dividend if a dividend is declared for common stock and shall receive a dividend as if each share of preferred stock had been converted to Class A common stock in accordance with the conversion ratio, and a liquidation preference upon the liquidation, dissolution, or consolidation of the Company. In the event of liquidation, dissolution, or consolidation, the holders of Class A preferred stock will be entitled to receive out of the assets of the Company, after payment or provision for payment of the debts or other liabilities of the Company, the original issue price per share for each share of Class A preferred stock then outstanding, plus an amount equal to the original issue price per share multiplied by 10% per annum from the original issue date, compounded annually to the date of such distribution. The liquidation value of a share of outstanding Class A preferred stock was $43.15 and $39.23 at April 30, 2012 and 2011, respectively.

        A holder of the Class A preferred stock may, at the holder's option, elect to convert each share of the Class A preferred stock into 10 shares of fully paid and nonassessable shares of Class A common stock.

        Effective June 15, 2012, two of the Company's major shareholders elected to convert 170,320 shares of Class A preferred stock to 1,703,200 shares of Class A common stock.

        During 2011, the Company repurchased 18,146 shares of its Class A preferred stock for $2,722,000.

        In October 2001, the Company acquired the remaining 40% of the outstanding common stock of the Canadian subsidiary in a transaction that was accounted for as a purchase. The Company issued consideration to the minority shareholder consisting of 1,600,000 shares of Class A common stock, 10 shares of special voting preferred stock, and 100,000 shares of exchangeable shares of a Canadian subsidiary in exchange for $2,000,000 in cash and the 40% minority interest in the Canadian subsidiary. The 100,000 exchangeable shares are exchangeable at any time at a 10:1 ratio into the Class A common stock of the Company. The special voting preferred shares issued have a $0.01 par value and no liquidation value and entitle the holder to vote each share as if it represented 100,000 shares of Class A common stock. These shares will be canceled as the holder exchanges the exchangeable shares.

(b)
Common Stock

        The Company is authorized to issue 21,200,000 shares of Class A common stock, par value $0.01 per share, and 1,000,000 shares of Class B common stock, par value $0.01 per share. Class A common stock and Class B common stock entitle the holders thereof to the same rights and privileges and are identical in all respects as to all matters, except the holders of Class B common stock are entitled to elect one more director than the number of directors elected by holders of all other classes of stock combined. Also, a holder of Class B common stock may, at the holder's option, elect to convert the Class B common stock into an equal number of fully paid and nonassessable shares of Class A common stock.

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

April 30, 2012 and 2011

(10) Stockholders' Equity (Continued)

(c)
Accumulated Other Comprehensive Income

        The components of accumulated other comprehensive income at April 30, 2012 and 2011 are as follows:

	2012	2011
	(In thousands)
Foreign currency adjustment	$1,113	$1,015
Interest rate swap agreements, net of tax	(437)	(634)

	$676	$381

(d)
Earnings per Share

        Net income per share of Class A and Class B common stock is computed using the two-class method. Basic net income per share is computed by allocating undistributed earnings to common shares and participating securities (Class A preferred stock and exchangeable shares) and using the weighted average number of common shares outstanding during the period.

        Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, the potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options. The dilutive effect of outstanding stock options is reflected in diluted earnings per share by application of the treasury stock method. Additionally, the computation of the diluted net income per share of Class A common stock assumes the conversion of Class B common stock, Class A preferred stock and exchangeable shares, while the diluted net income per share of Class B common stock does not assume conversion of those shares.

        The rights, including liquidation and dividends rights, of the holders of Class A and Class B common stock are identical, except with respect to voting. As a result, the undistributed earnings for each year are allocated based on the contractual participation rights of the Class A and Class B as if the earnings for the year had been distributed. Participating securities include Class A preferred stock and exchangeable shares, which have dividend rights that are identical to Class A and Class B common stock.

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

April 30, 2012 and 2011

(10) Stockholders' Equity (Continued)

        The computation of basic and diluted net income per share for the years ended April 30, 2012, 2011 and 2010 is as follows:

	2012
	Class A common stock	Class B common stock
	(In thousands, except for share and per share amounts)
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$16,022	$1,389
Amounts allocated to participating securities:
Class A preferred stock	(1,951)	(169)
Exchangeable shares	(1,145)	(99)

Net income attributable to common stockholders	$12,926	$1,121

Denominator:
Weighted-average common shares outstanding	10,383,780	900,000

Basic net income per share	$1.24	$1.24

Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$12,926	$1,121
Reallocation of undistributed earnings as a result of assumed conversion of:
Class B common stock to Class A common stock	1,121	—
Class A preferred stock to Class A common stock	2,120	—
Exchangeable shares to Class A common stock	1,244	—

	$17,411	$1,121

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

April 30, 2012 and 2011

(10) Stockholders' Equity (Continued)

	2012
	Class A common stock	Class B common stock
	(In thousands, except for share and per share amounts)
Denominator:
Number of shares used in basic computation	10,383,780	900,000
Weighted-average effect of dilutive securities add the conversion or exercise of:
Class B common stock to Class A common stock	900,000	—
Class A preferred stock to Class A common stock	1,703,200	—
Exchangeable shares to Class A common stock	1,000,000	—
Employee stock options	180,910	11,641

	14,167,890	911,641

Diluted net income per share	$1.23	$1.23

	2011
	Class A common stock	Class B common stock
	(In thousands, except for share and per share amounts)
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$14,527	$1,235
Amounts allocated to participating securities:
Class A preferred stock	(1,875)	(159)
Exchangeable shares	(1,013)	(86)

Net income attributable to common stockholders	$11,639	$990

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

April 30, 2012 and 2011

(10) Stockholders' Equity (Continued)

	2011
	Class A common stock	Class B common stock
	(In thousands, except for share and per share amounts)
Denominator:
Weighted-average common shares outstanding	10,558,954	900,000

Basic net income per share	$1.10	$1.10

Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$11,639	$990
Reallocation of undistributed earnings as a result of assumed conversion of:
Class B common stock to Class A common stock	990	—
Class A preferred stock to Class A common stock	2,034	—
Exchangeable shares to Class A common stock	1,099	—

	$15,762	$990

Denominator:
Number of shares used in basic computation	10,588,954	900,000
Weighted-average effect of dilutive securities add the conversion or exercise of:
Class B common stock to Class A common stock	900,000	—
Class A preferred stock to Class A common stock	1,850,800	—
Exchangeable shares to Class A common stock	1,000,000	—
Employee stock options	322,559	20,245

	14,662,313	920,245

Diluted net income per share	$1.08	$1.08

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

April 30, 2012 and 2011

(10) Stockholders' Equity (Continued)

	2010
	Class A common stock	Class B common stock
	(In thousands, except for share and per share amounts)
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$10,154	$848
Amounts allocated to participating securities:
Class A preferred stock	(1,323)	(110)
Exchangeable shares	(697)	(59)

Net income attributable to common stockholders	$8,134	$679

Denominator:
Weighted-average common shares outstanding	10,779,038	900,000

Basic net income per share	$0.75	$0.75

Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$8,134	$679
Reallocation of undistributed earnings as a result conversion of:
Class B common stock to Class A common stock	679	—
Class A preferred stock to Class A common stock	1,433	—
Exchangeable shares to Class A common stock	756	—

	$11,002	$679

Denominator:
Number of shares used in basic computation	10,779,038	900,000
Weighted-average effect of dilutive securities add the conversion or exercise of:
Class B common stock to Class A common stock	900,000	—
Class A preferred stock to Class A common stock	1,900,000	—
Exchangeable shares to Class A common stock	1,000,000	—
Employee stock options	489,216	30,201

	15,068,254	930,201

Diluted net income per share	$0.73	$0.73

        Diluted net income per share excludes the impact of shares of common stock from the exercise of options to purchase 2,278,000, 1,894,000 and 877,000 shares for the years ended April 30, 2012, 2011, and 2010 respectively, because the effect would be antidilutive.

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

April 30, 2012 and 2011

(11) Stock Compensation Plan

        In May 1998, the board of directors approved the JTH Holding, Inc. Stock Option Plan (the Plan). Employees and outside directors were eligible to receive awards under the Plan, and a total of 6,100,000 shares of Class A common stock were authorized for grant under the Plan. The Plan was readopted by the board of directors in May 2008 and was replaced by a new plan in August 2011. At April 30, 2012, 2,198,580 shares of Class A common stock are available for grant under the Plan. Stock options generally vest from six months to five years from the date of grant and generally expire five years from the vesting date.

        The following table summarizes the information for options granted in the years ended April 30, 2012, 2011, and 2010:

	2012	2011	2010
Weighted average fair value of options granted	$2.30	$2.54	$1.95
Dividend yield	—%	—%	—%
Expected volatility	14.9% - 15.0%	14.6% - 15.7%	12.9% - 13.2%
Expected terms	4 - 6 years	4 - 6 years	4 - 5 years
Risk-free interest rates	0.8% - 1.9%	1.2% - 2.3%	1.5% - 2.5%

        Stock option activity during the years ended April 30, 2012, 2011, and 2010 is as follows:

	Number of options	Weighted average exercise price
Outstanding at April 30, 2009	2,113,770	$10.08
Granted	384,200	15.02
Exercised	(457,350)	7.17
Canceled	(69,900)	13.01

Outstanding at April 30, 2010	1,970,720	11.61
Granted	1,048,800	15.03
Exercised	(460,162)	8.27
Canceled	(98,020)	10.08

Outstanding at April 30, 2011	2,461,338	13.77
Granted	433,670	15.00
Exercised	(110,125)	6.74
Canceled	(55,870)	14.88

Outstanding at April 30, 2012	2,729,013	14.21

        Stock options were granted to employees of the Company except for options granted to nonemployee directors of 80,000, 80,000, and 50,000 stock options during the years ended April 30, 2012, 2011, and 2010, respectively.

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

April 30, 2012 and 2011

(11) Stock Compensation Plan (Continued)

        The total intrinsic value of options exercised was approximately $900,000, $3,100,000, and $3,600,000 during the years ended April 30, 2012, 2011, and 2010 respectively.

        Nonvested stock option (options that did not vest in the period in which granted) activity during the years ended April 30, 2012, 2011, and 2010 is as follows:

	Nonvested options	Weighted average exercise price
Outstanding at April 30, 2009	275,000	$13.90
Granted	40,000	15.00
Vested	(107,500)	12.76
Canceled	(30,000)	15.00

Outstanding at April 30, 2010	177,500	14.65
Granted	702,500	15.00
Vested	(275,000)	14.78
Canceled	—	—

Outstanding at April 30, 2011	605,000	15.00
Granted	433,670	15.00
Vested	(577,450)	15.00
Canceled	(8,720)	15.00

Outstanding at April 30, 2012	452,500	15.00

        At April 30, 2012, unrecognized compensation costs related to nonvested stock options are $1,275,000. These costs are expected to be recognized between 2013 and 2015.

        The following table summarizes information about stock options outstanding and exercisable at April 30, 2012:

Number of shares outstanding at April 30, 2012	Range of exercise prices	Weighted average exercise price	Weighted average remaining contractual life	Number of shares exercisable at April 30, 2012	Weighted average exercise price
40,000	$5.50	$5.50	1.0 years	40,000	$5.50
31,568	8.50 - 9.00	8.71	0.8 years	31,568	8.71
364,220	10.50 - 11.55	10.52	1.1 years	364,220	10.52
2,293,225	15.00 - 16.50	15.02	3.8 years	1,840,725	15.02

				2,276,513

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

April 30, 2012 and 2011

(12) Fair Value of Financial Instruments

        The Company uses the following methods and assumptions to estimate the fair value of financial instruments.

        Cash equivalents, receivables, other current assets, accounts payable and accrued expenses, and due to area developers:    The carrying amounts approximate fair value because of the short maturity of these instruments. At April 30, 2012 and 2011, the Company had cash equivalents of $18,848,000 and $970,000, respectively, invested in money market accounts.

        Notes receivable:    The carrying amount of the Company's notes receivable approximates fair value based upon the present value of expected future cash flows discounted at the interest rate currently offered by the Company, which approximates rates currently offered by local lending institutions for loans of similar terms to individuals/entities with comparable credit risk.

        Long-term debt:    The carrying amount of the Company's long-term debt approximates fair value based on the present value of expected future cash flows discounted at the interest rates offered by the lenders, which approximates rates currently offered by local lending institutions for loans of similar terms to companies with comparable credit risk.

        Concentrations of credit risks:    Financial instruments that could potentially subject the Company to concentrations of credit risks consist of cash equivalents and accounts and notes receivable with its franchisees.

        The Company maintains its cash and cash equivalents in bank deposit accounts, which, at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on its cash and cash equivalents balances.

        The Company manages credit risk by evaluating the financial position of the franchisee, value of the franchises, as well as the personal guarantee of the individual franchisees. At April 30, 2012 and 2011, there were no significant concentrations of credit risk associated with any individual franchisee or group of franchisees. The Company maintains an allowance for potential losses based on its expected collectability of the receivables, which the Company believes is adequate for its credit loss exposure. The consolidated financial statements include various estimated fair value information at April 30, 2012 and 2011.

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities subject to fair value measurements on a recurring basis are classified according to a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

  •
  Level 1—quoted prices for identical assets and liabilities in active markets.

  •
  Level 2—quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-based valuations in which all significant inputs are observable in the market.

  •
  Level 3—unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

April 30, 2012 and 2011

(12) Fair Value of Financial Instruments (Continued)

        At April 30, 2012 and 2011, the following tables present, for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis (in thousands):

		April 30, 2012 Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Recurring:
Cash equivalents	$18,848	$18,848	$—	$—

Nonrecurring:
Impaired accounts and notes receivable	$6,857	$—	$—	$6,857
Impaired customer lists	1,669	—	—	1,669

	$8,526	$—	$—	$8,526

Liabilities:
Recurring:
Interest rate swap agreements	$694	$—	$694	$—

		April 30, 2011 Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Recurring:
Cash equivalents	$970	$970	$—	$—

Nonrecurring:
Impaired accounts and notes receivable	$7,090	$—	$—	$7,090
Impaired customer lists	348	—	—	348

	$7,438	$—	$—	$7,438

Liabilities:
Recurring:
Interest rate swap agreements	$1,134	$—	$1,134	$—

        The Company's policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1 or 2 recurring fair value measurements for the years ended April 30, 2012 and 2011.

        Management considers accounts and notes receivable to be impaired if the amounts due exceed the fair value of the underlying franchise. In establishing the estimated fair value of the underlying franchise consideration is given to the net fees of open offices and the number of unopened offices.

        Management considers a customer list to be impaired if the net carrying amount exceeds the fair value of the underlying office. In establishing the fair value of a customer list consideration is given to

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

April 30, 2012 and 2011

(12) Fair Value of Financial Instruments (Continued)

historical transactions involving sales of Company-owned offices and the net fees of the underlying office.

        The fair value of the Company's interest swap agreements is the difference between the present value of interest payments due under the current swap agreements and similar swap agreements using a market rate of interest on date of valuation.

(13) Related Party Transactions

        The Company considers directors and their affiliated companies, executive officers and their immediate family members to be related parties. For the years ended April 30, 2012, 2011, and 2010, the Company repurchased common and Class A preferred stock from related parties as follows:

	2012	2011	2010
Common stock:
Shares repurchased	52,000	98,000	143,000
Amount	$787,000	$1,471,000	$2,141,000
Preferred stock:
Shares repurchased	—	18,000	—
Amount	$—	$2,722,000	$—

        At April 30, 2012 and 2011, notes receivable from related parties are as follows:

	2012	2011
Note receivable	$21,000	$976,000
Repayments received during the year	971,000	101,000

        Interest rates on these notes approximate prevailing market rates at the time of their issuance.

(14) Employee 401(k) Plan

        The Company sponsors a defined contribution 401(k) profit sharing plan. Under the plan, employees who are 18 years of age and have completed 90 days of service are eligible to make voluntary contributions to the plan. The Company matches 50% of each employee's contribution up to 3% of the employee's salary. Total compensation expense related to these contributions was $375,000, $305,000, and $295,000 for the years ended April 30, 2012, 2011, and 2010, respectively.

(15) Commitments and Contingencies

        ERC class action litigation.    The Company was sued in November 2011 in federal courts in Arkansas, California, Florida and Illinois, and additional lawsuits were filed in federal courts in January 2012 in Maryland and North Carolina, in February 2012 in Wisconsin, in May 2012 in New York and in Minnesota, since the initial filings. In December 2011, the plaintiffs in the original cases filed a motion to consolidate all of the then-pending cases before a single judge in federal court in the Northern District of Illinois. This consolidation motion was granted in April 2012, and in June 2012, the plaintiffs filed a new complaint in the consolidated action that also consolidates the additional cases filed in

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

April 30, 2012 and 2011

(15) Commitments and Contingencies (Continued)

2012. The consolidated complaint alleges that an electronic refund check (ERC) represents a form of refund anticipation loan (RAL) because the taxpayer is "loaned" the tax preparation fee, and that an ERC is therefore subject to federal truth-in-lending disclosure and state law requirements regulating RALs. The plaintiffs therefore allege violations of state-specific RAL and other consumer statutes. The lawsuit purports to be a class action, and the plaintiffs allege potential damages in excess of $5 million, but we may be able to recover any damages from the providers of the financial products that designed the programs and related disclosures. The Company is aware that virtually identical lawsuits have been filed against three of its competitors. The Company has not concluded that a loss related to this matter is probable, nor has the Company accrued a loss contingency related to this matter. The Company believes it has meritorious defenses to the claims in this case, and intends to defend the case vigorously, but there can be no assurances as to the outcome or the impact on the Company's consolidated financial position, results of operations and cash flows.

        South Carolina litigation.    In November 2010, several former customers of one of the Company's South Carolina franchisees initiated a purported class action against the Company, its Chief Executive Officer and another of the Company's employees in the United States District Court for the District of South Carolina, in a case styled Martin v. JTH Tax,  Inc. In this case, the plaintiffs allege that the employees of the Company's franchisees fraudulently increased customer tax refunds, and that this behavior was pursuant to a plan or scheme in which the Company and its employees were involved. In this case, the plaintiffs seek damages in excess of $5 million, certification of class action status, treble damages under a claim pursuant to The Racketeer Influenced and Corrupt Organizations Act of 1970, punitive damages, and other damages. This case is in the early stages of the proceeding. The Company believes that the probability of a loss related to this matter is remote; consequently the Company has not recorded a loss contingency related to this matter. The Company intends to defend this case vigorously, but there can be no assurances as to the outcome or the impact on the Company's consolidated financial position, results of operations and cash flows.

        The Company is also party to claims and lawsuits that are considered to be ordinary, routine litigation incidental to the business, including claims and lawsuits concerning the preparation of customers' income tax returns, the fees charged to customers for various products and services, relationships with franchisees, intellectual property disputes, employment matters and contract disputes. Although the Company cannot provide assurance that it will ultimately prevail in each instance, the Company believes the amount, if any, it will be required to pay in the discharge of liabilities or settlements in these claims will not have a material adverse impact on its consolidated results of operations.

        An Instant Cash Advance (ICA), which is a loan secured by a tax refund, is offered in certain of the Company's U.S. retail tax offices through a contractual relationship with a consumer finance lender. Under the terms of this agreement, ICAs made during the 2012 tax season are required to be purchased from the lender if they become over 60 days past due. During the year ended April 30, 2012, the lender made $46.0 million of ICAs of which the Company purchased $1.1 million of ICAs that were past due. At April 30, 2012, the Company estimates its obligation to purchase additional ICAs that are past due to be $0.

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

April 30, 2012 and 2011

(16) Subsequent Events

        On June 1, 2012, the Company authorized the grant of 288,900 stock options to certain employees and 43,135 stock options and 9,305 restricted stock units to the nonemployee directors of the Company. The exercise price of the options will be $15 per share, which management believes was the fair value of the common stock at the date of the grant. The options will vest between six months and five years and may generally be exercised over a four to five-year period after the vesting date. The restricted stock units will have a vesting period of 18 months.

        Effective June 15, 2012, two of the Company's major shareholders elected to convert 170,320 shares of Class A preferred stock to 1,703,200 shares of Class A common stock.

(17) Quarterly Financial Data (Unaudited)

	Three Months Ended
	Jul 31, 2011	Oct 31, 2011	Jan 31, 2012	Apr 30, 2012
	(In thousands, except per share amounts)
Revenue	$4,868	$8,793	$35,650	$59,789
Net Income (Loss)	(4,979)	(4,326)	4,677	22,039
Net Income (Loss) per share of Class A and Class B common stock:
Basic	(0.44)	(0.38)	0.33	1.58
Diluted	(0.44)	(0.38)	0.33	1.56

	Three Months Ended
	Jul 31, 2010	Oct 31, 2010	Jan 31, 2011	Apr 30, 2011
	(In thousands, except per share amounts)
Revenue	$4,516	$7,915	$29,394	$53,699
Net Income (Loss)	(4,499)	(3,367)	3,820	19,808
Net Income (Loss) per share of Class A and Class B common stock:
Basic	(0.39)	(0.29)	0.27	1.40
Diluted	(0.39)	(0.29)	0.26	1.37

        Because most of the Company's customers file their tax returns during the period from January through April of each year, substantially all of the Company's revenues are earned during this period. As a result, the Company generally operates at a loss through the first eight months of the fiscal year.