Form 10-Q
period 2012-07-31
JTH Holding, Inc.
filed 2012-08-29
CIK 1528930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐         Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2012

OR

☐         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to                .

Commission File Number 000-54660

JTH Holding, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-3561876
(State of incorporation)	(IRS employer identification no.)

1716 Corporate Landing Parkway

Virginia Beach, Virginia 23464

(Address of principal executive offices)

(757) 493-8855

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of the registrant’s Class A Common Stock, $0.01 par value, at the close of business on August   27, 2012, was 12,141,500 shares.

JTH HOLDING, INC.

Form 10-Q for the Period Ended July 31, 2012

PART I

ITEM 1

FINANCIAL STATEMENTS

JTH HOLDING, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

July 31, 2012 and April 30, 2012 (unaudited)

(In thousands)

	July 31, 2012	April 30, 2012
Assets
Current assets:
Cash and cash equivalents	$2,228	$19,848
Receivables (note 2):
Trade accounts	18,533	38,321
Notes	56,730	41,889
Interest	2,818	1,610
Allowance for doubtful accounts	(4,952)	(5,044)
Total receivables, net	73,129	76,776
Prepaid expenses and other current assets	2,125	5,328
Income tax receivable	6,204	286
Deferred income taxes (note 7)	64	41
Total current assets	83,750	102,279
Property, equipment, and software, net of accumulated depreciation of $17,536 and $16,682 for July 31, 2012 and April 30, 2012, respectively	25,462	23,948
Notes receivable, excluding current portion, net of allowance for uncollectible amounts of $2,082 and $2,086 for July 31, 2012 and April 30, 2012, respectively, (note 2)	37,544	35,863
Goodwill	1,913	1,913
Other intangible assets, net of accumulated amortization of $6,193 and $5,654 for July 31, 2012 and April 30, 2012, respectively, (note 3)	25,483	22,158
Other assets, net	2,589	2,580
Total assets	$176,741	$188,741
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt (note 5)	$3,174	$2,736
Accounts payable and accrued expenses (notes 6 and 12)	7,301	14,170
Due to area developers (note 2)	15,859	21,893
Income taxes payable (note 7)	—	6,689
Deferred income taxes (note 7)	1,607	1,222
Deferred revenue	2,845	3,270
Total current liabilities	30,786	49,980
Long-term debt, excluding current installments (note 5)	36,834	26,249
Deferred income taxes (note 7)	13,839	12,310
Total liabilities	81,459	88,539
Stockholders’ equity (notes 6, 8, 9, and 11):
Class A preferred stock, $0.01 par value per share, 190,000 shares authorized, 0 and 170,320 shares issued and outstanding July 31, 2012 and April 30, 2012, respectively	—	2,129
Special voting preferred stock, $0.01 par value per share, 10 shares authorized, issued and outstanding	—	—
Class A common stock, $0.01 par value per share, 21,200,000 shares authorized, 12,141,500 and 10,343,957 shares issued and outstanding at July 31, 2012 and April 30, 2012, respectively	121	103
Class B common stock, $0.01 par value per share, 1,000,000 shares authorized, 900,000 shares issued and outstanding	9	9
Exchangeable shares, $0.01 par value, 100,000 shares issued and outstanding	1	1
Additional paid-in capital	6,708	3,182
Accumulated other comprehensive income, net of taxes	493	676
Retained earnings	87,950	94,102
Total stockholders’ equity	95,282	100,202
Commitments and contingencies (notes 4, 5, 12)	—	—
Total liabilities and stockholders’ equity	$176,741	$188,741

See accompanying notes to condensed consolidated financial statements.

JTH HOLDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

Three months ended July 31, 2012 and 2011 (unaudited)

(In thousands, except per share data)

	2012	2011

Revenues:
Franchise fees, net of provision for refunds of $75 in 2012 and $159 in 2011	$2,411	$1,203
Royalties and advertising fees	1,007	1,018
Financial products	302	159
Interest income (note 2)	2,659	2,021
Tax preparation fees, net of discounts	216	156
Net gain on sale of customer lists and other assets and other revenue	191	311
Total revenues	6,786	4,868
Operating expenses:
Employee compensation and benefits	6,666	5,650
General and administrative expenses	5,616	3,844
Advertising expense	2,560	1,790
Depreciation, amortization, and impairment charges	1,891	1,622
Total operating expenses	16,733	12,906
Loss from operations	(9,947)	(8,038)
Other income (expense):
Foreign currency transaction gains	2	2
Interest expense (notes 5 and 6)	(292)	(312)
Loss before income taxes	(10,237)	(8,348)
Income tax benefit (note 7)	(4,085)	(3,369)
Net loss	$(6,152)	$(4,979)

Net loss per share of Class A and Class B common stock:
Basic and Diluted	$(0.51)	$(0.44)

See accompanying notes to condensed consolidated financial statements.

JTH HOLDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

Three months ended July 31, 2012 and 2011 (unaudited)

(In thousands)

	2012	2011

Net loss	$(6,152)	$(4,979)
Interest rate swap agreements, net of taxes (note 6)	45	(65)
Foreign currency translation adjustment	(228)	(218)
Comprehensive loss	$(6,335)	$(5,262)

See accompanying notes to condensed consolidated financial statements.

JTH HOLDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Three months ended July 31, 2012 and 2011 (unaudited)

(In thousands)

	2012	2011
Cash flows from operating activities:
Net loss	$(6,152)	$(4,979)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts and franchise fee refunds	1,403	1,149
Depreciation and amortization	1,891	1,622
Amortization of deferred financing costs	69	84
Stock-based compensation	398	396
Loss (Gain) on sale of customer lists and other assets	14	(43)
Equity earnings in affiliate	69	—
Deferred tax expense	1,889	1,583
Changes in assets and liabilities increasing (decreasing) cash flows from operating activities:
Trade receivable	7,898	10,397
Notes and interest receivable	(1,817)	(3,078)
Prepaid expenses and other assets	3,050	3,855
Accounts payable and accrued expenses	(7,277)	(4,877)
Due to area developers	(5,126)	(5,300)
Income taxes	(12,607)	(12,378)
Deferred revenue	81	185
Net cash used in operating activities	(16,217)	(11,384)
Cash flows from investing activities:
Issuance of operating loans to franchisees	(9,956)	(7,985)
Payments received on operating loans from franchisees	999	1,134
Purchases of assets from franchisees and area developers	(1,329)	(285)
Proceeds from sale of customer lists and other assets	350	87
Purchases of property and equipment	(1,976)	(3,267)
Net cash used in investing activities	(11,912)	(10,316)
Cash flows from financing activities:
Proceeds from the exercise of stock options	1,592	21
Repurchase of common stock	(843)	(1,654)
Repayment of long-term debt	(1,561)	(704)
Borrowings under revolving credit facility	11,078	28,597
Repayments under revolving credit facility	—	(4,145)
Payment for debt issue costs	(8)	—
Tax benefit of stock option exercises	269	458
Net cash provided by financing activities	10,527	22,573
Effect of exchange rate changes on cash, net	(18)	(1)
Net increase (decrease) in cash and cash equivalents	(17,620)	872
Cash and cash equivalents at beginning of period	19,848	1,662
Cash and cash equivalents at end of period	$2,228	$2,534

See accompanying notes to consolidated financial statements.

JTH HOLDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Three months ended July 31, 2012 and 2011 (unaudited)

(In thousands)

	2012	2011
Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$282	$221
Cash paid for taxes, net of refunds	6,364	6,968
Supplemental disclosures of noncash investing and financing activities:
During the three months ended July 31, 2012 and 2011, the Company acquired certain assets from franchisees as follows:
Fair value of assets purchased	$5,177	$3,760
Receivables applied	(3,792)	(4,460)
Accounts payable canceled	874	581
Notes payable issued	(1,507)	(100)
Elimination of related deferred revenue	564	504
Applied from sales of franchise territories	13	—
Cash paid to franchisees	$1,329	$285
During the three months ended July 31, 2012 and 2011, the Company sold certain assets to franchisees as follows:
Book value of assets sold	$909	$681
Franchise fee revenue	2,019	247
Gain on sale	6	—
Deferred gain on sale	50	256
Notes received	(2,634)	(1,097)
Cash received from franchisees	$350	$87
Accrued capitalized software costs included in accounts payable	$850	$577

See accompanying notes to condensed consolidated financial statements.

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 31, 2012 and 2011 (Unaudited)

(1)           Organization and Significant Accounting Policies

(a)                     Organization

JTH Holding, Inc. (the Company), a Delaware corporation, is a holding company engaged through its subsidiaries as a franchisor and operator of a system of income tax preparation offices located in the United States and Canada. The Company’s principal operations are conducted through JTH Tax, Inc. (d/b/a Liberty Tax Service) the Company’s largest subsidiary. Through this system of income tax preparation offices, the Company also facilitates to its customers refund-based tax settlement financial products such as refund anticipation loans, electronic refund checks, and personal income tax refund discounting. The Company also offers online tax preparation services.

Unless specifically noted otherwise, as used throughout these condensed consolidated financial statements, the term “Company” or “Liberty” refers to the consolidated entities of JTH Holding, Inc. and JTH Tax, Inc.

(b)                     Principles of Consolidation and Unaudited Financial Statements

The condensed consolidated financial statements include the accounts of JTH Holding, Inc. and its wholly owned subsidiaries. Assets and liabilities of the Company’s Canadian operations have been translated into U.S. dollars using the exchange rate in effect at the end of the period. Revenues and expenses have been translated using the average exchange rates in effect each month of the period. Transaction gains and losses are recognized in income when incurred. The Company also consolidates any variable interest entities of which it is the primary beneficiary. When the Company does not have a controlling interest in an entity, but exerts significant influence over the entity, the Company applies the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (US GAAP) for interim financial information.  The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements.  Consolidated balance sheet data as of April 30, 2012 was derived from the Company’s April 30, 2012 Annual Report to Shareholders on Form 10-K.

In the opinion of management, all adjustments necessary for a fair presentation of such financial statements in accordance with US GAAP have been recorded.  Such adjustments consisted only of normal recurring items.  The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in its April 30, 2012 Annual Report to Shareholders on Form 10-K.

(c)                      Use of Estimates

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 31, 2012 and 2011 (Unaudited)

amounts of revenues and expenses during the reporting period, to prepare these condensed consolidated financial statements and accompanying notes in conformity with US GAAP. Actual results could differ from those estimates.

(d)                     Recently Issued Accounting Standards

In June 2011, Financial Accounting Standards Board (‘‘FASB’’) issued Accounting Standards Update (‘‘ASU’’) 2011-05, Presentation of Comprehensive Income. This update changes the methods for presenting comprehensive income, and eliminates the method of including comprehensive income in the statement of stockholders’ equity. Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this ASU did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The Company adopted this guidance in the first quarter of fiscal 2013.  Because it only affects presentation, this guidance did not have a material effect on the Company’s consolidated financial statements.

In September 2011, FASB issued ASU 2011-08, Intangibles-Goodwill and Other (ASC Topic 350): Testing Goodwill for Impairment. This amendment provides the option of first using a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a company concludes that it is more likely than not that fair value exceeds carrying value, the two-step test for impairment is not required. The amendment includes a revised list of considerations in completing the qualitative assessment. The Company adopted this ASU in fiscal 2013 but this guidance did not have a material effect on the Company’s consolidated financial statements.

(e)                      Foreign Operations

Canadian operations contributed $486,000 in revenues for the three months ended July 31, 2012 and $606,000 for the three months ended July 31, 2011.

(f)                        Seasonality of Business

The Company’s operating revenues are seasonal in nature with peak revenues occurring in the months of January through April.  Therefore, results for interim periods are not indicative of results to be expected for the full year.

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 31, 2012 and 2011 (Unaudited)

(2)           Notes and Accounts Receivable

The Company provides financing to franchisees for the purchase of franchises, clusters of territories, company-owned offices and/or for working capital and equipment needs. The franchise-related notes generally are payable over five years and the working capital and equipment notes generally are due within one year. All notes bear interest at 12%. Activity related to notes receivable for the three months ended July 31, 2012 and the year ended April 30, 2012 is as follows:

	July 31,	April 30,
	2012	2012
	(In thousands)
Balance at beginning of period	$79,838	$70,564
Notes received for:
Sales of franchises and clusters of territories	2,799	8,131
Sales of company-owned offices	125	12,554
Franchisee to franchisee note assumptions	2,488	7,439
Working capital and equipment loans to franchisees	9,956	67,969
Refinancing of accounts receivable	10,576	16,787
	25,944	112,880
Repayment of notes	(3,070)	(82,258)
Notes canceled	(6,218)	(21,188)
Foreign currency adjustment	(138)	(160)
Balance at end of period	$96,356	$79,838

All of the notes receivable are due from the Company’s franchisees and are collateralized by the underlying franchise and are guaranteed by the respective franchisee and franchise owner(s). The franchisees’ ability to repay the notes is dependent upon both the performance of the tax preparation industry as a whole and the individual franchise. Notes and accounts receivable include royalties billed and loans to franchisees for franchise fees that relate to territories operated by franchisees located in area developers’ territories. The Company has recorded amounts payable to area developers for their share of these receivables of $15,859,000 and $21,893,000 at July 31, 2012 and April 30, 2012, respectively.

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 31, 2012 and 2011 (Unaudited)

Activity in the allowance for doubtful accounts for the three months ended July 31, 2012, and 2011 is as follows:

	2012	2011

Beginning balance	$7,130	$6,834
Additions charged to expense	1,328	990
Provision for franchise fee refunds	75	159
Write-offs	(1,465)	(2,126)
Foreign currency adjustment	(34)	(13)
Ending balance	$7,034	$5,844

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

Management believes that the recorded allowance is adequate based upon its consideration of the estimated value of the franchises supporting the receivables. Any adverse change in the tax preparation industry could affect the Company’s estimate of the allowance.

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 31, 2012 and 2011 (Unaudited)

The allowance for doubtful accounts at July 31, 2012 and April 30, 2012 is allocated as follows:

	July 31,	April 30,
	2012	2012
	(In thousands)
Impaired:
Notes receivable	$7,806	$9,775
Accounts receivable	3,687	4,699
Less allowance for uncollected interest, amounts due AD’s, related deferred revenue and amounts due franchisees	(2,185)	(3,256)
Net amount due	$9,308	$11,218

Allowance for doubtful accounts for impaired notes and accounts receivable	$(5,177)	$(5,831)

Non-impaired:
Notes receivable	92,303	72,540
Accounts receivable	16,526	34,935
Less allowance for uncollected interest, amounts due AD’s, related deferred revenue and amounts due franchisees	(18,468)	(26,469)
Net amount due	$90,361	$81,006

Allowance for doubtful accounts for non-impaired notes and accounts receivable	$(1,857)	$(1,299)

Total allowance for doubtful accounts	$(7,034)	$(7,130)

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 31, 2012 and 2011 (Unaudited)

The aging of accounts and notes receivable at July 31, 2012 is as follows:

		Allowance
	Total	for Uncollected		Total
	Past Due	Interest	Current	Receivables
	(In thousands)
Accounts receivable	$18,693	$(1,680)	$1,520	$18,533
Notes receivable	8,160	(935)	91,949	99,174
Total	$26,853	$(2,615)	$93,469	$117,707

Accounts receivable are considered to be past due if unpaid after 30 days and notes receivable are considered past due if unpaid after 90 days, at which time the notes are put on nonaccrual status.

The Company’s average investments in impaired notes receivable during the three months ended July 31, 2012 and 2011 was $8,791,000 and $7,960,000, respectively.  Interest income related to impaired notes was $92,000 for the three months ended July 31, 2012 and $69,000 for the three months ended July 31, 2011.  The Company’s investment in notes receivable on nonaccrual status at July 31, 2012 and April 30, 2012 was $7,225,000 and $8,009,000, respectively.

At July 31, 2012 the Company has unfunded lending commitments for working capital loans to franchisees and area developers of $15,482,000.

(3)           Other Intangible Assets

During the three months ended July 31, 2012, the Company acquired the assets of various franchisees for $1,761,000.  These acquisitions were accounted for as business combinations, with all value allocated to the identifiable intangible assets.  The acquired businesses are operated as Company-owned offices until a buyer is found.

(4)           Leases

The Company is obligated under various operating leases for office space that expire at various dates.  Total rent expense for operating leases, net of subleases, was $642,000 for the three months ended July 31, 2012 and $431,000 for the three months ended July 31, 2011.

(5)           Debt

The Company has a credit facility that consists of a $25,000,000 term loan and a $105,000,000 revolving credit facility, with an accordion feature permitting the Company to request an increase in availability of up to an additional $70,000,000.  Outstanding borrowings accrue interest at one-month London Inter-Bank Offered Rate (LIBOR) plus a margin ranging from 1.50% to 2.25% depending on the Company’s leverage ratio. At July 31, 2012, the interest rate was 1.87%. The indebtedness is collateralized by

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 31, 2012 and 2011 (Unaudited)

substantially all the assets of the Company and both loans expire on April 30, 2017.  The credit facility contains certain financial covenants that the Company must meet, including leverage and fixed charge coverage ratios as well as minimum net worth requirements.  The Company’s borrowing availability under the credit facility at July 31, 2012 was $72,300,000. The Company was in compliance with the financial covenants of its credit facility at July 31, 2012 and April 30, 2012.  Debt at July 31, 2012 and April 30, 2012 consisted of the following:

	July 31, 2012	April 30, 2012
	(In thousands)
Credit Facility:
Revolver	$11,078	$—
Term loan	24,688	25,000
	35,766	25,000
Other debt	4,242	3,985
	40,008	28,985
Less: current portion	(3,174)	(2,736)
Long-term debt	$36,834	$26,249

(6)                                 Derivative Instruments and Hedging Activities

The Company uses interest-rate-related derivative financial instruments to manage its exposure related to changes in interest rates on its variable-rate credit facility, and forward contracts to manage its exposure to foreign currency fluctuation related to short-term advances made to its Canadian subsidiary. The Company does not speculate using derivative instruments nor does it enter into derivative instruments for any purpose other than cash flow hedging.

By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty, and therefore, the Company is not exposed to the counterparty’s credit risk in those circumstances. The Company minimizes counterparty credit risk in derivative instruments by entering into transactions with high-quality counterparties. The derivative instruments entered into by the Company do not contain credit-risk-related contingent features.

Market risk is the adverse effect on the value of a derivative instrument that results from a change in interest rates. The market risk associated with interest rates is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

The Company assesses interest rate risk by continually identifying and monitoring changes in interest rates that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company maintains risk management control systems to monitor interest rate risk attributable to both the Company’s outstanding or forecasted debt obligations and forecasted revenues, as well

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 31, 2012 and 2011 (Unaudited)

as the Company’s offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates and foreign currency rates on the Company’s future cash flows.

It is the policy of the Company to enter into forward contacts at the time short-term advances are made to its Canadian subsidiary.

Interest rate swap agreements: The Company has interest rate swap agreements with a financial institution to manage fluctuations in cash flows resulting from changes in the one-month LIBOR interest rate on its credit facility. These swaps effectively change the variable-rate of the credit facility into a fixed-rate loan. For the notional amounts, the Company receives a variable interest rate based on the one-month LIBOR and pays a fixed interest rate of 2.49% to 2.52%, depending on the agreement. The notional amounts of the interest rate swaps vary from $10,000,000 to $70,000,000 per month, in relation to the Company’s forecasted seasonal borrowings. These interest rate swaps are designated as cash flow hedges. At July 31, 2012 and April 30, 2012, the fair value of interest rate swaps was a liability of $647,000 and $694,000, respectively, and was included in accounts payable and accrued expenses. During the three months ended July 31, 2012 and 2011, no amounts were recognized in the consolidated statements of income due to the ineffectiveness of these interest rate swaps.

Forward contracts related to foreign currency exchange rates: In connection with short-term advances made to its Canadian subsidiary related to personal income tax refund discounting, the Company enters into forward contracts to eliminate the exposure related to foreign currency fluctuations. Under the terms of the forward currency contracts, the exchange rate for repayments is fixed at the time an advance is made and the advances are repaid prior to April 30 of the year of the advance. These forward contracts are designated as cash flow hedges. At July 31, 2012 and April 30, 2012, there were no forward currency contracts outstanding. During the three months ended July 31, 2012 and 2011, no amounts were recognized in the consolidated statements of income due to the ineffectiveness of these foreign currency hedges.

At July 31, 2012, there are no deferred gains on derivative instruments accumulated in other comprehensive income that are expected to be reclassified to earnings during the next 12 months. There were no cash flow hedges discontinued during the three months ended July 31, 2012.

(7)                                 Income Taxes

For the three months ended July 31, 2012 and July 31, 2011, the Company recognized income tax benefits of $4,085,000 and $3,369,000, respectively.  Total gross deferred tax liabilities were $20,074,000 and $17,878,000 at July 31, 2012 and April 30, 2012, respectively.  Total gross deferred tax assets were $4,692,000 and $4,387,000 at July 31, 2012 and April 30, 2012, respectively.

The Company has determined no reserves for uncertain tax positions were required at July 31, 2012, April 30, 2012 or during the three months and year then ended.

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 31, 2012 and 2011 (Unaudited)

(8)                                 Stockholders’ Equity

During the three months ended July 31, 2012 and 2011, activity in stockholders’ equity was as follows:

	July 31,	July 31,
	2012	2011
	(In thousands)
Class A common shares issued from the exercise of stock options	151	2
Proceeds from exercise of stock options	$1,592	$21
Class A common shares repurchased	56	113
Payments for repurchased shares	$843	$1,654
Tax benefit of stock option exercises	$269	$458
Class A common shares issued upon conversion of Class A preferred shares	1,703,200	—

(a)                                 Loss per Share

Net loss per share of Class A and Class B common stock is computed using the two-class method. Basic net loss per share is computed by allocating undistributed earnings to common shares and participating securities (Class A preferred stock and exchangeable shares) and using the weighted-average number of common shares outstanding during the period.  Undistributed losses are not allocated to these participating securities as they do not meet the required criteria for such allocation.  During the three months ended July 31, 2012, two of the Company’s major shareholders elected to convert 170,320 shares of the Class A preferred stock to 1,703,200 shares of Class A common stock. As a result of the conversion, 861,000 additional shares are included in the weighted-average number of Class A common shares used to calculate the loss per share for the three months ended July 31, 2012. If the Class A preferred stock had not been converted, these shares would not have been included in the weighted-average number of Class A common shares used to calculate the loss per share for the three months ended July 31, 2012.

Diluted net loss per share is computed using the weighted-average number of common shares and, if dilutive, the potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options. The dilutive effect of outstanding stock options is reflected in diluted earnings per share by application of the treasury stock method. Additionally, the computation of the diluted net loss per share of Class A common stock assumes the conversion of Class B common stock, Class A preferred stock and exchangeable shares, while the diluted net loss per share of Class B common stock does not assume conversion of those shares.

The rights, including liquidation and dividends rights, of the holders of Class A and Class B common stock are identical, except with respect to voting. As a result, the undistributed earnings for each year are allocated based on the contractual participation rights of the Class A and Class B as if the earnings for the year had been distributed.  Participating securities have dividend rights that are identical to Class A and Class B common stock.

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 31, 2012 and 2011 (Unaudited)

The computation of basic and diluted net loss per share for the three months ended July 31, 2012 and 2011 is as follows:

	Three Months Ended
	July 31, 2012
	Class A	Class B
	Common Stock	Common Stock
	(in thousands, except for share and per share amounts)

Basic and diluted net loss per share:
Numerator
Allocation of undistributed losses	$(5,697)	$(455)
Denominator
Weighted-average common shares outstanding	11,270,977	900,000

Basic and diluted net loss per share	$(0.51)	$(0.51)

	Three Months Ended
	July 31, 2011
	Class A	Class B
	Common Stock	Common Stock
	(in thousands, except for share and per share amounts)

Basic and diluted net loss per share:
Numerator
Allocation of undistributed losses	$(4,585)	$(394)
Denominator
Weighted-average common shares outstanding	10,461,258	900,000

Basic and diluted net loss per share	$(0.44)	$(0.44)

As a result of the net losses for the periods, diluted net loss per share excludes the impact of shares of potential common stock from the exercise of options to purchase 2,803,000 shares and 2,677,000 shares for the three months ended July 31, 2012 and 2011, respectively, as the effect would be antidilutive.

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 31, 2012 and 2011 (Unaudited)

(9)                                 Stock Compensation Plans

(a)                                 Stock Options

At July 31, 2012, 1,939,805 shares of Class A common stock are available for grant under the 2011 Equity and Cash Incentive Plan.

The following table summarizes the information for options granted in the three months ended July 31, 2012:

2012
Weighted average fair value of options granted	$1.80
Dividend yield	0.0%
Expected volatility	13.0% - 14.9%
Expected terms	4 - 6 years
Risk-free interest rates	0.6% - 1.0%

Stock option activity during the three months ended July 31, 2012 is as follows:

		Weighted
	Number of	average
	options	exercise price
Outstanding at April 30, 2012	2,729,013	$14.21
Granted	332,035	15.00
Exercised	(150,571)	10.57
Canceled	(82,565)	12.12
Outstanding at July 31, 2012	2,827,912	$14.55

Stock options were granted to employees of the Company except for 43,000 options granted to nonemployee directors during the three months ended July 31, 2012.

The total intrinsic value of options exercised during the three months ended July 31, 2012 was approximately $667,000.

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 31, 2012 and 2011 (Unaudited)

Nonvested stock option (options that did not vest in the period in which granted) activity during the three months ended July 31, 2012 is as follows:

		Weighted
	Nonvested	average
	options	exercise price
Outstanding at April 30, 2012	452,500	$15.00
Granted	332,035	15.00
Vested	—	—
Canceled	(1,600)	15.00
Outstanding at July 31, 2012	782,935	$15.00

At July 31, 2012, unrecognized compensation costs related to nonvested stock options are $1,487,000. These costs are expected to be recognized between 2013 and 2016.

The following table summarizes information about stock options outstanding and exercisable at July 31, 2012:

			Weighted
		Weighted	average		Weighted
Number of shares	Range of	average	remaining	Number of shares	average
outstanding	exercise	exercise	contractual	exercisable at	exercise
at July 31, 2012	prices	price	life	July 31, 2012	price
40,000	$5.50	$5.50	0.7 years	40,000	$5.50
24,902	8.50-9.00	8.63	0.7 years	24,902	8.63
170,000	10.50	10.50	2.1 years	170,000	10.50
2,262,575	14.00-16.50	15.02	3.6 years	1,810,075	15.00
330,435	15.00	15.00	4.4 years	—	—
				2,044,977

(b)                                 Restricted Stock Units

On June 1, 2012, the Company awarded 9,305 shares of restricted stock units to its non-employee directors.  The fair value at grant date was $15.00 and the vesting or service period is 18 months.  Compensation costs associated with these restricted shares are amortized over the service period and recognized as an increase in additional paid-in capital.

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 31, 2012 and 2011 (Unaudited)

(10)                          Fair Value of Financial Instruments

The Company uses the following methods and assumptions to estimate the fair value of financial instruments.

Cash equivalents, receivables, other current assets, accounts payable and accrued expenses, and due to area developers: The carrying amounts approximate fair value because of the short maturity of these instruments. At July 31, 2012 and April 30, 2012 the Company had cash equivalents of:

	July 31, 2012	April 30, 2012
	(In thousands)

Money market account	$—	$18,848

Notes receivable: The carrying amount of the Company’s notes receivable approximates fair value based upon the present value of expected future cash flows discounted at the interest rate currently offered by the Company, which approximates rates currently offered by local lending institutions for loans of similar terms to individuals/entities with comparable credit risk.

Nonfinancial assets and liabilities: The fair value of customer lists is measured on a nonrecurring basis in the period that the Company deemed the assets impaired.  Fair value is determined based on historical transactions involving sales of Company-owned offices.

Long-term debt: The carrying amount of the Company’s long-term debt approximates fair value based on the present value of expected future cash flows discounted at the interest rates offered by the lenders, which approximates rates currently offered by local lending institutions for loans of similar terms to companies with comparable credit risk.

Concentrations of credit risks: Financial instruments that could potentially subject the Company to concentrations of credit risks consist of accounts and notes receivable with its franchisees.

The Company maintains its cash and cash equivalents in bank deposit accounts, which, at times may exceed federally insured limits.  The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on its cash and cash equivalents balances.

The Company manages such risk by evaluating the financial position of the franchisee, value of the franchises, as well as the personal guarantee of the individual franchisees. At July 31, 2012 and April 30, 2012, there were no significant concentrations of credit risk associated with any individual franchisee or group of franchisees. The Company maintains an allowance for potential losses based on its expected collectibility of the receivables, which the Company believes is adequate for its credit loss exposure.

The condensed consolidated financial statements include various estimated fair value information at July 31, 2012 and April 30, 2012.

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 31, 2012 and 2011 (Unaudited)

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities subject to fair value measurements on a recurring basis are classified according to a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

•                                          Level 1 — quoted prices for identical assets and liabilities in active markets.

•                                          Level 2 — quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-based valuations in which all significant inputs are observable in the market.

•                                          Level 3 — unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 31, 2012 and 2011 (Unaudited)

At July 31, 2012 and April 30, 2012, the following tables present, for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis (in thousands):

		July 31, 2012
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Nonrecurring:
Impaired accounts and notes receivable	$5,213	$—	$—	$5,213
	$5,213	$—	$—	$5,213
Liabilities:
Recurring:
Interest rate swap agreements	647	—	647	—
	$647	$—	$647	$—

		April 30, 2012
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Recurring:
Cash equivalents	$18,848	$18,848	$—	$—

Nonrecurring:
Impaired accounts and notes receivable	$6,857	$—	$—	$6,857
Impaired customer lists	1,669	—	—	1,669
	$8,526	$—	$—	$8,526
Liabilities:
Recurring:
Interest rate swap agreements	$694	$—	$694	$—

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 31, 2012 and 2011 (Unaudited)

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer.  There were no transfers into or out of level 1 or 2 recurring fair value measurements for the quarters ended July 31, 2012 and 2011.

Management considers accounts and notes receivable to be impaired if the amounts due exceeds the fair value of the underlying office.  In establishing the estimated fair value of the underlying franchise, consideration is given to the net fees of open offices and the number of unopened offices.

Management considers a customer list to be impaired if the net carrying amount exceeds the fair value of the underlying office.  In establishing the fair value of a customer list, consideration is given to historical transactions involving sales of company-owned offices and the net fees of the underlying office.

The fair value of the Company’s interest swap agreements is the difference between the present value of interest payments due under the current swap agreements and similar swap agreements using a market rate of interest on the date of valuation.

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 31, 2012 and 2011 (Unaudited)

(11)                          Related Party Transactions

The Company considers directors and their affiliated companies, and executive officers of the Company,  and members of their immediate family, to be related parties. For the three months ended July 31, 2012 and 2011, the Company repurchased common stock from related parties as follows:

	2012	2011
Common stock repurchases:
Shares repurchased	20,100	23,800
Amount	$301,000	$357,000

At July 31, 2012 and April 30, 2012, notes receivable from related parties are as follows:

	July 31,	April 30,
	2012	2011
Notes receivable	$20,025	$21,212
Repayments received during the year	4,200	971,300

Interest rates on these notes approximate prevailing market rates at the time of their issuance.

(12)                          Commitments and Contingencies

ERC class action litigation.  The Company was sued in November 2011 in federal courts in Arkansas, California, Florida and Illinois, and additional lawsuits were filed in federal courts in January 2012 in Maryland and North Carolina, in February 2012 in Wisconsin, and in May 2012 in New York and in Minnesota.  All of the cases were consolidated before a single judge in federal court in the Northern District of Illinois, and in June 2012, the plaintiffs filed a new complaint in the consolidated action.  The consolidated complaint alleges that an electronic refund check (ERC) represents a form of refund anticipation loan (RAL) because the taxpayer is “loaned” the tax preparation fee, and that an ERC is therefore subject to federal truth-in-lending disclosure and state law requirements regulating RALs.  The plaintiffs therefore allege violations of state-specific RAL and other consumer statutes. The lawsuit purports to be a class action, and the plaintiffs allege potential damages in excess of $5 million. The Company is aware that virtually identical lawsuits have been filed against several of its competitors.  The Company has not concluded that a loss related to this matter is probable, nor has the Company accrued a loss contingency related to this matter.  The Company believes it has meritorious defenses to the claims in this case, and intends to defend the case vigorously, but there can be no assurances as to the outcome or the impact on the Company’s consolidated financial position, results of operations and cash flows.  The consolidated case is at a very early stage.

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 31, 2012 and 2011 (Unaudited)

South Carolina litigation.  In November 2010, several former customers of one of the Company’s South Carolina franchisees initiated a purported class action against the Company, its Chief Executive Officer and another of the Company’s employees in the United States District Court for the District of South Carolina, in a case styled Martin v. JTH Tax, Inc. In this case, the plaintiffs allege that the employees of the Company’s franchisees fraudulently increased customer tax refunds, and that this behavior was pursuant to a plan or scheme in which the Company and its employees were involved.  In this case, the plaintiffs seek damages in excess of $5 million, certification of class action status, treble damages under a claim pursuant to The Racketeer Influenced and Corrupt Organizations Act of 1970, punitive damages, and other damages.  This case is in the early stages of the proceeding.  The Company believes that the probability of a loss related to this matter is remote; consequently the Company has not recorded a loss contingency related to this matter.  The Company intends to defend this case vigorously, but there can be no assurances as to the outcome or the impact on the Company’s consolidated financial position, results of operations and cash flows.

The Company is also party to claims and lawsuits that are considered to be ordinary, routine litigation and investigations incidental to the business, including claims and lawsuits concerning the preparation of customers’ income tax returns, the fees charged to customers for various products and services, relationships with franchisees, intellectual property disputes, employment matters and contract disputes.  Although the Company cannot provide assurance that it will ultimately prevail in each instance, the Company believes the amount, if any, it will be required to pay in the discharge of liabilities or settlements in these claims will not have a material adverse impact on its consolidated results of operations.

(13)                          Subsequent Event

The Company uses a third-party financial institution to provide certain financial products to its customers, pursuant to an agreement that expires on October 16, 2014. For the year ended April 30, 2012, a significant portion of the Company’s customer’s financial products were provided by this financial institution. On August 27, 2012, the Company delivered a termination notice with respect to that agreement.  This notice provides for an effective date of termination of September 16, 2012, but under the terms of the agreement, the Company will continue to work with the financial institution to modify the terms of the agreement in a way that may avert the termination. If the agreement is terminated, the Company believes there will be little impact on its customers because the Company can offer similar financial products through its contractual relationship with another third-party and internal capabilities.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. Factors that may cause such differences include, but are not limited to, the risks described under “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2012, including:

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

•                                          government regulation and oversight, including the regulation of our financial products such as electronic refund checks (“ERCs”), refund anticipation loans (“RALs”) and our Instant Cash Advance products (“ICAs”);

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

•                                          our exposure to litigation;

•                                          our ability and our franchisees’ ability to protect customers’ personal information;

•                                          an ability to access the credit markets and satisfy our covenants to lenders;

•                                          challenges in deploying accurate tax software in a timely way each tax season;

•                                          competition in the tax preparation market;

•                                          our reliance on technology systems, including the deployment of our NextGen project, and electronic communications; and

•                                          other factors, including the risk factors discussed in this quarterly report.

Potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. These forward-looking statements speak only as of the date of this quarterly report. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. A potential investor or other vendor should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or SEC, after the date of this quarterly report.

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

Our revenue primarily consists of the following components:

• Franchise Fees:    We earn franchisee fees from our franchisees and area developers (“ADs”). Our standard franchise fee per territory is $40,000 and we offer our franchisees flexible structures and financing options for franchise fees. We recognize franchise fees, net of a provision for franchise fee refunds, when our obligations to prepare the franchise for operation have been substantially completed. When we finance franchise fees, we record the franchise fees as deferred revenue until the franchisee has made a significant financial commitment (payment of 20% of the franchise fee) and met certain other criteria. However, in 2011 we introduced a new franchise fee option that forgoes the initial franchise fee payment in favor of a higher royalty rate. Our franchise fees for AD areas vary based on our assessment of the revenue potential of each AD area, and also depend on the performance of any existing franchisees within the AD area being sold. Our ADs generally receive 50% of the franchise fees derived from territories located in their area.

• Royalties:    We earn royalty revenue from our franchisees. Our franchise agreement requires franchisees to pay us a base royalty equal to 14% of the franchisee’s tax preparation revenue, subject to certain specified minimums. Franchisees acquiring territories under our “zero franchise fee” alternative are required to pay us franchise royalties of 25% through their first five tax seasons, and thereafter 14% of their tax preparation revenue. Over time, as our offices continue to “season,” we expect that our growth in revenue from royalties will continue to outpace our growth in revenue from franchise fees. We also expect to see steadier growth from our royalty revenue, but our franchise fee revenue may decrease if franchisees choose our “zero franchise fee” alternative. Our ADs generally receive 50% of the royalties derived from territories located in their area.

• Advertising Fees:    We earn advertising fee revenue from our franchisees. Our franchise agreement requires all franchisees to pay us an advertising fee of 5% of the franchisee’s tax preparation revenue, which we use primarily to fund collective advertising efforts.

• Financial Products:    We offer two types of financial products: “refund transfer” products, such as ERCs, which involve providing a means by which a customer may receive his or her refund more quickly and conveniently, and refund-based loans, such as RALs and ICAs. We earn fees from the use of these financial products. Because the remaining bank that offered RALs ceased to do so after the end of the 2012 tax season, we no longer expect to be able to offer RALs through banks and other federally-insured financial institutions, and our ability to offer refund-based loans may therefore be more limited than in the past. However, we believe the negative effect of fewer refund-based loans will be offset by two factors. First, we believe that most customers who previously would have obtained loans have elected to purchase a refund transfer product, and that the continued availability of these products will enable us to experience similar financial product “attachment rates” as in prior years. Second, as we continue to offer more of our financial products through our JTH Financial subsidiary, we expect to be able to realize more of the fee income associated with financial products (although we will also incur greater expenses in connection with offering these products).

• Tax Preparation Fees:    We also earn tax preparation revenue directly from both the operation of company-owned offices and the provision of tax preparation services through our eSmartTax online product.

For purposes of this section and throughout this quarterly report, all references to “fiscal 2013,” “fiscal 2012,” and “fiscal 2011” refer to our fiscal years ended April 30, 2013, 2012, and 2011, respectively, and corresponding references to fiscal quarters are references to quarters within those fiscal years. For purposes of this section and throughout this quarterly report, all references to “year” or “years” are the respective fiscal year or years ended April 30 unless otherwise noted in this quarterly report, and all references to “tax season” refer to the period between January 1 and April 30 of the referenced year.

	Three Months Ended and as of July 31,
	2011	2012
	(dollars in thousands)
Results of Operations:
Total revenue	$4,868	$6,786
Operating loss	$(8,038)	$(9,947)
Net loss	$(4,979)	$(6,152)

Results of Operations

Three months ended July 31, 2012 compared to three months ended July 31, 2011

Revenues.    The table below sets forth the components and changes in our revenue for the three-month periods ended July 31, 2012 and July 31, 2011.

	Three Months Ended July 31,		Change
	2011	2012	$	%
	(dollars in thousands)
Franchise fees, net
Area developer	$350	$2,019	$1,669	477%
Territory	853	392	(461)	(54)%
Royalties	700	688	(12)	(2)%
Advertising Fees	318	319	1	0%
Financial products	159	302	143	90%
Interest income	2,021	2,659	638	32%
Tax preparation fees, net of discounts	156	216	60	38%
Other	311	191	(120)	(39)%
Total Revenues	$4,868	$6,786	$1,918	39%

Our total revenues increased by 39% in the first quarter of fiscal 2013, primarily due to a 100% increase in total franchise fees and a 32% increase in interest income.  Franchise fees increased due to a 477% increase in fees from ADs, generated primarily from the sale of a large AD area.  This was partially offset by a 54% decrease in fees from the sales of territories.  In the first quarter of fiscal 2013, 33 (10 under zero franchise fees) franchise territories were sold compared to 47 (12 under zero franchise fees) in the prior year period. The decline in territory sales in the first quarter of fiscal 2013 as compared to the same period in fiscal 2012 was primarily due to fewer new franchisees attending our trainings during the quarter (our policy is not to recognize a sale until a franchisee has completed our training). However, we increased the number of training sessions early in the second quarter, and based on actual and projected attendance at these trainings, we do not expect this decline to constitute a trend.

The increase in interest income reflects additional lending we made to our franchisees and ADs for the acquisition of territories and areas and to our franchisees for working capital purposes.  At July 31, 2012, our total amounts due from franchisees and ADs were 22% higher than at July 31, 2011.

The 90% increase in financial products revenue during 2013 was attributable to originating more financial products through our subsidiary, JTH Financial, rather than through third parties.

Operating expenses.    The following table details the amounts and changes in our operating expenses in and from the first quarter of fiscal 2013 and the same period in fiscal 2012.

	Three Months Ended July 31,		Change
	2011	2012	$	%
	(dollars in thousands)

Employee compensation and benefits	$5,650	$6,666	$1,016	18%
Advertising	1,790	2,560	770	43%
General and administrative	3,844	5,616	1,772	46%
Depreciation, amortization and impairment charges	1,622	1,891	269	17%
Total Operating Expenses	$12,906	$16,733	$3,827	30%

Our total operating expenses increased by $3.8 million in the first quarter of fiscal 2013 compared to the same period of fiscal 2012, representing a 30% increase. The largest components of this increase were:

•                  An 18% increase in employee compensation and benefits attributable to the addition of corporate personnel to support the anticipated growth in the number of offices and our becoming a public company, and to operating a greater number of company-owned offices.

•                  A 43% increase in advertising expenses as we increased our advertising spending in order to target new franchisees, as well as the timing of our consumer advertising as we strive to maintain contact with our customers in the off-season.

•                  A 46% increase in general and administrative expenses caused primarily by the following:

•                  A $544,000 increase in professional fees due to increased litigation costs related to pending lawsuits and additional costs associated with becoming a public company.

•                  A $338,000 increase in bad debt expense based on our assessment of the appropriate level of the allowance for doubtful accounts.

•                  A $300,000 increase in travel and entertainment expense for costs primarily related to attracting new franchisees.

•                  A $238,000 increase in rent, largely related to an increase in the number of company-owned offices.

Other Items.     There were no material changes in our other income between the first quarter of fiscal 2013 and the first quarter of fiscal 2012. We recorded income tax benefits in the first quarters of fiscal 2013 and 2012 (effective rates of 39.9% and 40.4%, respectively). However, because of the seasonal nature of our business, we expect that the losses we incur for the first three quarters of a fiscal year will be more than offset by the results of our fiscal fourth quarter.

Net loss.    Our net loss increased by 24% from the first quarter of fiscal 2012 to the first quarter of 2013, reflecting an increase in operating expenses of 30%, which more than offset our increase in revenues of 39%.

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

Credit facility.    Our credit facility entered into effective April 30, 2012 consists of a $25 million term loan and a $105 million revolving credit facility. The term loan amortizes on a quarterly basis and matures on April 30, 2017, and the revolving loan also expires on April 30, 2017. The outstanding borrowings on both loans accrue interest at an adjusted one month LIBOR rate plus a margin that varies from 1.50% to 2.25% (an increase of 25 basis points from our previous revolving credit facility), depending on our leverage ratio. The interest rate at July 31, 2012 and April 30, 2012 was 1.87%. This indebtedness is collateralized by substantially all of our assets, including the assets of our subsidiaries.

Under our credit facility, we are subject to a number of covenants that could potentially restrict how we carry out our business, or that require us to meet certain periodic tests in the form of financial covenants. The restrictions we consider to be material to our ongoing business include the following:

• We must satisfy a “leverage ratio” test that is based on our outstanding indebtedness at the end of each fiscal quarter.

• We must satisfy a “fixed charge coverage ratio” test at the end of each fiscal quarter.

• We must reduce the outstanding balance under our revolving loan to zero for a period of at least 45 consecutive days each fiscal year.

In addition, were we to experience certain types of changes in control affecting continuing control of us by our CEO, John Hewitt, or certain changes to the composition of our Board of Directors, we might become subject to an event of default under our credit facility, which may result in the acceleration of our obligations under that facility.

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

Franchisee lending and potential exposure to credit loss.    A substantial portion of our cash flow during the year is utilized to provide funding to our franchisees and ADs. At July 31, 2012, our total balance of loans to franchises and ADs for working capital and equipment loans, representing cash amounts we had advanced to the franchisees and ADs, was $21.1 million. In addition, at that date, our franchisees and ADs together owed us an additional $75.3 million for unpaid amounts owed to us, typically representing the unpaid purchase price of new territories (in the case of franchisees) and areas comprising clusters of territories (in the case of ADs), and other amounts owed to us for royalties and other unpaid amounts for which our franchisees and ADs had outstanding payment obligations.

Our actual exposure to potential credit loss associated with franchisee loans is less than the aggregate amount of those loans because a significant portion of those loans are to franchisees located within AD areas, where our AD is ultimately entitled to a substantial portion of the franchise fee and royalty revenues represented by some of these loans. For this reason, the amount of indebtedness of franchisees to us is effectively offset in part by our related payable obligation to ADs in respect of franchise fees and royalties. As of July 31, 2012, the total indebtedness of franchisees to us where the franchisee is located in an AD area was $61.6 million, but $15.9 million of that indebtedness represents amounts ultimately payable to ADs as their share of franchise fees and royalties.

Our franchisees make electronic return filings for their customers utilizing our facilities. Our franchise agreements allow us to obtain repayment of amounts due to us from our franchisees through an electronic fee intercept program before our franchisees receive net proceeds of the tax preparation and other fees they have charged to their customers on tax returns associated with financial products. Therefore, we are able to minimize the nonpayment risk associated with amounts outstanding to franchisees by obtaining direct electronic payment in the ordinary course throughout the tax season. Our credit risk associated with amounts outstanding to ADs is also mitigated by our electronic fee intercept program, which enables us to obtain repayments of amounts that would otherwise flow through to ADs as their share of franchisee fee and royalty payments, to the extent of an AD’s indebtedness to us.

The unpaid amounts owed to us from our franchisees and ADs are collateralized by the underlying franchise or area and are guaranteed by the respective franchisee or AD and the related owner(s). Accordingly, to the extent a franchisee or AD does not satisfy its payment obligations to us, we may repossess the underlying franchise or area in order to resell it in the future. At July 31, 2012, we had an investment in impaired accounts and notes receivable and related interest receivable of approximately $9.3 million. We consider accounts and notes receivable to be impaired if the amounts due exceed the fair value of the underlying franchise and estimate an allowance for doubtful accounts based on that excess. Amounts due include the recorded value of the accounts and notes receivable reduced by the allowance for uncollected interest, amounts due to ADs for their portion of franchisee receivables, any related deferred revenue and amounts owed to the franchisee or AD by us. In establishing the fair value of the underlying franchise, we consider net fees of open territories and the number of unopened territories. At July 31, 2012, we have recorded an allowance for doubtful accounts for impaired accounts and notes receivable of $7.0 million. There were no significant concentrations of credit risk with any individual franchisee or AD as of July 31, 2012, and we believe that our allowance for doubtful accounts as of July 31, 2012 is adequate for our existing loss exposure. We closely monitor the performance of our franchisees and ADs, and will adjust our allowances as appropriate if we determine that the existing allowances are inadequate to cover estimated losses.

ICA guarantees.    During the 2012 tax season, we continued a relationship with a non-bank lender to offer ICAs to customers in a limited number of our offices. We expect further expansion of this program in subsequent tax seasons. In exchange for the payment of a fee, we guarantee any loan losses incurred by the third party lender from the loans to our customers. These loans are typically made with the expectation that they will only be outstanding for a few weeks. We are obligated to repurchase these loans if they are not repaid within 60 days. We expect the number of these loans made and the balance outstanding to peak early in the tax season, but significantly decrease by the end of February. In addition, we may repurchase loans because of the 60 day requirement, and subsequently collect a portion of the loan balances. During the 2012 tax season, we incurred $1.1 million in losses related to those loans, which represented 2.4% of the ICA loans made during the 2012 tax season.

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

Sources and uses of cash

Operating activities. In the first quarter of fiscal 2013, we used $4.8 million more cash from operating activities compared to the first quarter of fiscal 2012. Some of the items that contributed to the increase in our negative cash flow for the first quarter of fiscal 2013 compared to the prior year include:

•                  Higher general and administrative payments of $4.4 million due to an increase of $1.5 million for increased travel, professional fees, insurance and rent expense, as well as the prepayment of $1.7 million more of expenses in the first quarter of fiscal 2013 as compared to fiscal 2012. Due to timing, during the first quarter of fiscal 2012 we made $1.2 million less payments related to general and administrative expenses than we did for the first quarter of fiscal 2013.

•                  Higher payroll related payments of $1.6 million attributable to the addition of corporate personnel to support the anticipated growth in the number of offices and our becoming a public company, and to operating a greater number of company-owned offices. At April 30, 2012, accrued salaries and wages were $709,000 higher than amounts accrued at April 30, 2011. Substantially all the amounts accrued at April 30, 2012 were paid in the first quarter of fiscal 2013.

•                  Higher advertising payments of $573,000 as we increased our advertising targeting new franchisees and altered the timing of our consumer advertising to better maintain contact with our customers in the off-season.

•                  Higher financial product rebates payments of $479,000 because we paid a larger portion of our rebates due in the first quarter fiscal 2013 as compared to fiscal 2012.

Some factors that partially offset the uses of cash discussed above were:

•                  Higher financial product fees of $602,000 due to the timing of collections of amounts accrued at each fiscal year end and a greater percentage of product originations through our JTH Financial subsidiary.

•                  Higher interest income of $347,000 associated with an increase in amounts loaned to our franchisees for working capital needs and to purchase company-owned stores.

•                  Lower tax payments of $793,000 because in the first quarter of fiscal 2013 only a portion of the taxes owed at April 30, 2012 were paid. In the first quarter of fiscal 2012 substantially all taxes owed at April 30, 2011 were paid.

Investing activities. In the first quarter of fiscal 2013, we utilized $1.6 million more cash from investing activities compared to the same quarter in fiscal 2012. The increase was largely attributable to the following factors:

•                  An increase of $2.1 million in the issuance of operating loans to our franchisees (including ADs), net of payments received on operating loans.

•                  An increase of $1.0 million in the purchase of assets from franchisees and ADs mainly attributable to the repurchase of six AD territories during the first quarter 2013 compared to only one AD repurchase in the same quarter of fiscal 2012 .

The above uses of cash were offset partially by a decrease in purchases of property and equipment of $1.3 million, attributable to the timing of payments for software development costs.

Financing activities. In the first quarter of fiscal 2013, we generated $12.0 million less cash from financing activities compared to the first quarter of fiscal 2012, primarily because our net borrowings under our revolving credit facility decreased $13.4 million. This is primarily due to the fact because our new $25 million term loan was outstanding at April 30, 2012, the proceeds from the term loan reduced our need to draw on the line of credit in the first quarter of fiscal 2013 to the same extent as in the same 2012 quarter. In addition to this decrease in borrowings, we received $1.6 million more in proceeds from the exercise of stock options than in the previous fiscal year, and engaged in $811,000 less in stock repurchases as we deferred our repurchase program as we prepared to become a public company.

Future cash needs and capital requirements

Operating cash flow needs.    We believe that our credit facility entered into on April 30, 2012 will be sufficient to support our cash flow needs.

At July 31, 2012, using the leverage ratio applicable under our loan covenants at the end of that quarter, our maximum unused borrowing capacity was $72.3 million. Under our credit facility, our leverage ratio requirement at the end of each fiscal quarter is 3:1, except at January 31, 2013, when it increases to 4:1.

Our credit facility also contains a new requirement that we reduce the balance of our revolving loan to zero for a period of at least 45 consecutive days each fiscal year. However, because our term loan will remain outstanding during that 45 day period, and given our historic cash flow experience at the end and at the beginning of each fiscal year, we do not anticipate that the unavailability of our revolving loan during that 45 day period each fiscal year will adversely affect our cash flow. We have already satisfied this requirement for fiscal 2013.

We believe several factors will affect our cash flow in future periods, including the following:

• The extent to which we finance financial products offered by JTH Financial.

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

• The extent to which we engage in stock repurchases. In fiscal 2012 and in prior years, we had engaged in significant stock repurchases, both to reduce our stockholder base and to provide stockholder liquidity.  We have not engaged in such repurchases since becoming a public company, but in August 2012, our Board of Directors approved an increase in our authorization to repurchase shares, permitting repurchases of up to $5.0 million of our Class A common stock without an expiration date on the authorization. These repurchases may be conducted through open market transactions or as privately negotiated transactions. However, because of our trading volume and limitations on our ability to engage in repurchases under applicable SEC rules, we do not anticipate significant repurchases in the near term.

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

Effect of our credit facility covenants on our future performance.    Our credit facility, which matures on April 30, 2017, imposes several restrictive covenants, consistent with the covenants that applied under the revolving credit facility it replaced. The credit facility contains a covenant that requires us to maintain a “leverage ratio” of not more than 4:1 at the end of each fiscal quarter ending January 31, and a ratio of not more than 3:1 at the end of each other fiscal quarter. The higher permitted leverage ratio at the end of the January 31 quarter reflects the fact that as of that date, we have typically extended significant credit to our franchisees for working capital and other needs that is not reflected in revenue that we receive from our franchisees until the period beginning in February each year.

At July 31, 2012 our leverage ratio was 1.08:1. Using the 3:1 test, our available borrowing capacity under the revolving credit facility at July 31, 2012 was $72.3 million. The leverage ratio is measured only at the end of each fiscal quarter, and so there may be times at which we exceed the quarter-end leverage ratio during the quarter, which we are permitted to do provided that our leverage ratio is within the allowable ratio at quarter-end.

We also are obligated to satisfy a fixed charge coverage ratio test which requires that ratio to be not less than 1.50:1 at the end of every fiscal quarter. At July 31, 2012, our fixed charge coverage ratio was 4.58:1.

We were in compliance with all of our debt covenants as of July 31, 2012. We expect to be able to manage our cash flow and our operating activities in such a manner that we will continue to be able to satisfy our obligations under the revolving credit facility for the remainder of the term of that facility.

As noted above, although we are subject under our credit facility to a requirement that we reduce the balance of our revolving loan to zero for a period of at least 45 consecutive days each fiscal year, because of the addition of a term loan into our credit facility, we do not believe that new requirement will affect our cash flow or future performance.

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

Off Balance Sheet Arrangements

We are a party to interest rate swap agreements that allow us to manage fluctuations in cash flow resulting from changes in the interest rate on our credit facility. These swaps effectively change the variable-rate of our credit facility into a fixed rate credit facility. Under the swaps, we receive a variable interest rate based on the one month LIBOR and pay a fixed interest rate of 2.49% or 2.52% under the different swaps. The notional amounts of the swaps vary from $10 million to $70 million per month, depending on our forecasted seasonal borrowings. At July 31, 2012, the fair value of our interest rate swaps was a liability of $647,000 and was included in accounts payable and accrued expenses.

We also enter into forward contracts to eliminate exposure related to foreign currency fluctuations in connection with the short-term advances we make to our Canadian subsidiary in order to fund personal income tax refund discounting for our Canadian operations. At July 31, 2012, there were no forward contracts outstanding, but we expect to enter into forward contracts in the future during the Canadian tax season.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the foreign exchange risk or interest rate risk discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended April 30, 2012.

ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, JTH Holding, Inc.’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures as defined under Exchange Act Rule 13a-15(e) and 15d-15(e) were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During our most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1

LEGAL PROCEEDINGS

There have been no material developments with respect to the legal proceedings reported in our Annual Report on Form 10-K for the year ended April 30, 2012 since the date of that report.

We are also party to claims and lawsuits that we consider to be ordinary, routine litigation incidental to our business, including claims and lawsuits concerning the preparation of customers’ income tax returns, the fees charged customers for various products and services, relationships with franchisees, intellectual property disputes, employment matters and contract disputes. While we cannot provide assurance that we will ultimately prevail in each instance, we believe the amount, if any, we are required to pay in the discharge of liabilities or settlements in these claims will not have a material adverse impact on our consolidated results of operations.

ITEM 1A

RISK FACTORS

There have been no material changes in our risk factors from those reported at April 30, 2012 in our Annual Report on Form 10-K for the year ended April 30, 2012, except for the following updated and amended risk factor:

The loan products that we offer through non-bank lenders may be limited in scope, are dependent on the availability of financing, may be more expensive and could subject us to greater risk of loss.

During the 2011 tax season, we entered into a relationship with a non-bank lender to offer our ICA product to customers in a limited number of our offices. We expanded this program in the 2012 tax season and expect further expansion in subsequent tax seasons, particularly in light of Republic Bank’s inability to offer RALs after the 2012 tax season. Because some of the products such as ICAs being offered and expected to be offered by us are being offered in conjunction with third party lenders that are not subject to federal banking law regulations, the products that we offer through these lenders subject us to additional laws and regulation at the state level. These laws and regulations may make the products more expensive for us to offer and may increase the cost of these products to our customers. Moreover, we do not expect to be able to offer ICAs in all of the states in which we previously offered RALs through Republic Bank due to certain regulatory restrictions, and our ability to maintain and expand the program will depend on the availability of financing we have not yet secured. The impact of this additional layer of regulation and the availability of funding may therefore limit our product offerings, and adversely affect our profitability. Moreover, because we are continuing to develop loan underwriting criteria for ICAs, these third parties may experience a higher rate of loss on these loans. We guaranteed loan losses incurred by the third party lender in our ICA program during 2011 and 2012, and if we incur losses as a result of similar guarantees in the future, they could adversely affect our results of operations. To the extent ICAs become a more significant product in our portfolio of financial products, our risk of incurring losses due to these or similar guarantees will also increase.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the fiscal quarter ended July 31, 2012, we issued 20,077 shares of our Class A Common Stock upon the exercise of outstanding stock options by certain of our employees and directors for an aggregate purchase price of $301,155. The shares were issued in transactions that were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act, including Rule 701 promulgated thereunder.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Prior to June 14, 2012, the Class A Common Stock was not registered pursuant to section 12 of the Securities and Exchange Act of 1934, and accordingly, repurchases of Class A common Stock made by the company during the period from May 1, 2012 to June 13, 2012 did not relate to any registered equity securities. There were no repurchases of any registered equity securities during the quarter ended July 31, 2012.

ITEM 5

OTHER INFORMATION

(a)   The following information is being reported in this Form10-Q in lieu of reporting it as part of Item 1.02 of Form 8-K because the event occurred within four business days prior to the filing of this report on Form 10-Q:

On August 27, 2012, we delivered to Republic Bank & Trust Company (“Republic Bank”), a wholly owned subsidiary of Republic Bancorp, Inc., a termination notice with respect to the Amended and Restated Marketing and Servicing Agreement, dated November 29, 2011 (the “Agreement”) between Republic Bank and our subsidiary JTH Tax, Inc.  This notice provides for an effective date of termination of September 16, 2012, but under the terms of the Agreement, we will continue to work with Republic Bank to modify the terms of the Agreement in a way that may avert the termination.

The Agreement provided for Republic Bank to provide to customers of the Company and its franchisees certain financial products, including Refund Anticipation Loans (“RAL”), Electronic Refund Check (“ERC”) and Electronic Refund Deposit (“ERD”) products.  The Agreement provided for that relationship to be exclusive in the offices designated by us for Republic’s financial products, for us to provide a minimum number of Republic Bank products to our customers and for the Agreement to expire after the end of the 2014 tax season.  The termination notice was based upon a determination that following Republic Bank’s agreement with federal regulators to cease providing RALs, and based on our experience in the most recent tax season, the Agreement no longer provides the same opportunity to the Company.  We also believe there are other bases upon which we have and would have the right to terminate the Agreement. The Company believes that following the termination, we will be able to provide the financial products required by our customers through a combination of other service providers (including Republic Bank if a new ERC-only contract is reached) and our JTH Financial subsidiary.

ITEM 6

EXHIBITS

We have filed the following exhibits as part of this report:

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

31.1	Certification of Chief Executive Officer	X

31.2	Certification of Chief Financial Officer	X

32.1(1)	Section 1350 Certification (Chief Executive Officer)	X

32.2(1)	Section 1350 Certification (Chief Financial Officer)	X

101.INS(2)(3)	XBRL Instance Document

101.SCH(2)(3)	XBRL Taxonomy Extension Schema

101.CAL(2)(3)	XBRL Taxonomy Extension Calculation Linkbase

101.LAB(2)(3)	XBRL Taxonomy Extension Label Linkbase

101.PRE(2)(3)	XBRL Taxonomy Extension Presentation Linkbase

101.DEF(2)(3)	XBRL Taxonomy Extension Definition Linkbase

(1) This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.

(2)  Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30 days from the filing of this report.

(3)  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JTH HOLDING INC. (Registrant)

Dated: August 29, 2012	By:	/s/ JOHN T. HEWITT
John T. Hewitt
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Dated: August 29, 2012	By:	/s/ MARK F. BAUMGARTNER
Mark F. Baumgartner
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

31.1	Certification of Chief Executive Officer	X

31.2	Certification of Chief Financial Officer	X

32.1(1)	Section 1350 Certification (Chief Executive Officer)	X

32.2(1)	Section 1350 Certification (Chief Financial Officer)	X

101.INS(2)(3)	XBRL Instance Document

101.SCH(2)(3)	XBRL Taxonomy Extension Schema

101.CAL(2)(3)	XBRL Taxonomy Extension Calculation Linkbase

101.LAB(2)(3)	XBRL Taxonomy Extension Label Linkbase

101.PRE(2)(3)	XBRL Taxonomy Extension Presentation Linkbase

101.DEF(2)(3)	XBRL Taxonomy Extension Definition Linkbase

(1)                       This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.

(2)                       Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30 days from the filing of this report.

(3)                       Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under these sections.