Form 10-Q/A
period 2012-07-31
JTH Holding, Inc.
filed 2012-09-27
CIK 1528930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

The number of shares outstanding of the registrant’s Class A Common Stock, $0.01 par value, at the close of business on September 25, 2012, was 12,125,833 shares.

EXPLANATORY NOTE

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of JTH Holding, Inc. for the quarterly period ended July 31, 2012 (“Form 10-Q”), as filed with the Securities and Exchange Commission on August 29, 2012, for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T. Exhibit 101 provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q other than the furnishing of the exhibit described above. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

PART II: OTHER INFORMATION

ITEM 6

EXHIBITS

We have filed the following exhibits as part of this report:

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

31.1(1)	Certification of Chief Executive Officer		X

31.2(1)	Certification of Chief Financial Officer		X

32.1(1)	Section 1350 Certification (Chief Executive Officer)		X

32.2(1)	Section 1350 Certification (Chief Financial Officer)		X

101.INS(2)	XBRL Instance Document	X

101.SCH(2)	XBRL Taxonomy Extension Schema	X

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase	X

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase	X

(1) This exhibit was previously filed or furnished as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended July 31, 2012.

(2)  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JTH HOLDING INC. (Registrant)

Dated: September 27, 2012	By:	/s/ John T. Hewitt
John T. Hewitt
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Dated: September 27, 2012	By:	/s/ Mark F. Baumgartner
Mark F. Baumgartner
Chief Financial Officer
(Principal Financial Officer)