Form 10-Q
period 2012-10-31
JTH Holding, Inc.
filed 2012-12-04
CIK 1528930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, at the close of business on November 30, 2012 was 12,094,896 shares.

JTH HOLDING, INC.

Form 10-Q for the Period Ended October 31, 2012

PART I

ITEM 1

FINANCIAL STATEMENTS

JTH HOLDING, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

October 31, 2012 and April 30, 2012 (unaudited)

(In thousands except share data)

	October 31, 2012	April 30, 2012
Assets
Current assets:
Cash and cash equivalents	$1,158	$19,848
Receivables (note 2):
Trade accounts	13,101	38,321
Notes	67,733	41,889
Interest	5,020	1,610
Allowance for doubtful accounts	(5,255)	(5,044)
Total receivables, net	80,599	76,776
Prepaid expenses and other current assets	2,964	5,328
Income tax receivable	12,559	286
Deferred income taxes (note 8)	18	41
Total current assets	97,298	102,279
Property, equipment, and software, net of accumulated depreciation of $17,709 and $16,682 for October 31, 2012 and April 30, 2012, respectively	28,693	23,948
Notes receivable, excluding current portion, net of allowance for uncollectible amounts of $2,082 and $2,086 for October 31, 2012 and April 30, 2012, respectively, (note 2)	44,366	35,863
Goodwill	1,913	1,913
Other intangible assets, net of accumulated amortization of $5,986 and $5,654 for October 31, 2012 and April 30, 2012, respectively, (note 4)	25,515	22,158
Other assets, net	5,745	2,580
Total assets	$203,530	$188,741
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt (note 6)	$3,321	$2,736
Accounts payable and accrued expenses (notes 7 and 13)	7,921	14,170
Due to area developers (note 2)	15,680	21,893
Income taxes payable (note 8)	—	6,689
Deferred income taxes (note 8)	416	1,222
Deferred revenue	5,771	3,270
Total current liabilities	33,109	49,980
Long-term debt, excluding current installments (note 6)	64,948	26,249
Deferred income taxes (note 8)	16,668	12,310
Total liabilities	114,725	88,539
Stockholders’ equity (notes 7, 9, 10, and 12):
Class A preferred stock, $0.01 par value per share, 190,000 shares authorized, 0 and 170,320 shares issued and outstanding October 31, 2012 and April 30, 2012, respectively	—	2,129
Special voting preferred stock, $0.01 par value per share, 10 shares authorized, issued and outstanding	—	—
Class A common stock, $0.01 par value per share, 21,200,000 shares authorized,12,094,896 and 10,343,957 shares issued and outstanding at October 31, 2012 and April 30, 2012, respectively	121	103
Class B common stock, $0.01 par value per share, 1,000,000 shares authorized, 900,000 shares issued and outstanding	9	9
Exchangeable shares, $0.01 par value, 100,000 shares issued and outstanding	1	1
Additional paid-in capital	6,632	3,182
Accumulated other comprehensive income, net of taxes	790	676
Retained earnings	81,252	94,102
Total stockholders’ equity	88,805	100,202
Commitments and contingencies (notes 5, 6, 13)	—	—
Total liabilities and stockholders’ equity	$203,530	$188,741

See accompanying notes to condensed consolidated financial statements.

JTH HOLDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

Three months and six months ended October 31, 2012 and 2011 (unaudited)

(In thousands, except per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011

Revenues:
Franchise fees, net of provision for refunds of $313 and $388 for the three and six months ended October 31, 2012, and $356 and $515 for the three and six months ended October 31, 2011	$2,251	$4,188	$4,662	$5,391
Royalties and advertising fees	762	810	1,769	1,828
Financial products	169	132	471	291
Interest income (note 2)	2,966	2,586	5,625	4,607
Tax preparation fees, net of discounts	225	89	441	245
Net gain on sale of customer lists and other assets and other revenue	916	988	1,107	1,299
Total revenues	7,289	8,793	14,075	13,661
Operating expenses:
Employee compensation and benefits	7,615	6,559	14,281	12,209
General and administrative expenses	5,960	5,214	11,576	9,058
Advertising expense	2,539	1,829	5,099	3,619
Depreciation, amortization, and impairment charges	1,738	1,696	3,629	3,318
Total operating expenses	17,852	15,298	34,585	28,204
Loss from operations	(10,563)	(6,505)	(20,510)	(14,543)
Other income (expense):
Foreign currency transaction gains (losses)	2	(6)	4	(4)
Interest expense (notes 6 and 7)	(512)	(520)	(804)	(832)
Loss before income taxes	(11,073)	(7,031)	(21,310)	(15,379)
Income tax benefit (note 8)	(4,375)	(2,705)	(8,460)	(6,074)
Net loss	$(6,698)	$(4,326)	$(12,850)	$(9,305)

Net loss per share of Class A and
Class B common stock:
Basic and Diluted	$(0.51)	$(0.38)	$(1.02)	$(0.82)

See accompanying notes to condensed consolidated financial statements.

JTH HOLDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

Three months and six months ended October 31, 2012 and 2011 (unaudited)

(In thousands)

	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011

Net loss	$(6,698)	$(4,326)	$(12,850)	$(9,305)
Interest rate swap agreements, net of taxes (note 7)	110	21	155	(44)
Unrealized gain on equity securities available for sale, net of taxes (note 3)	152	—	152	—
Foreign currency translation adjustment	35	(199)	(193)	(417)
Comprehensive loss	$(6,401)	$(4,504)	$(12,736)	$(9,766)

See accompanying notes to condensed consolidated financial statements.

JTH HOLDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Six months ended October 31, 2012 and 2011 (unaudited)

(In thousands)

	2012	2011
Cash flows from operating activities:
Net loss	$(12,850)	$(9,305)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts and franchise fee refunds	3,302	2,906
Depreciation and amortization	3,629	3,318
Amortization of deferred financing costs	139	169
Stock-based compensation	892	885
Gain on sale of customer lists and other assets	(41)	(109)
Equity earnings in affiliate	69	—
Deferred tax expense	3,402	1,489
Changes in assets and liabilities increasing (decreasing) cash flows from operating activities:
Trade receivable	6,574	5,804
Notes and interest receivable	(5,827)	(6,033)
Prepaid expenses and other assets	2,150	2,825
Accounts payable and accrued expenses	(6,782)	(6,236)
Due to area developers	(4,306)	(4,231)
Income taxes	(18,962)	(14,504)
Deferred revenue	970	2,728
Net cash used in operating activities	(27,641)	(20,294)
Cash flows from investing activities:
Issuance of operating loans to franchisees	(20,855)	(19,163)
Payments received on operating loans from franchisees	1,227	1,695
Purchases of assets from franchisees and area developers	(2,352)	(2,027)
Proceeds from sale of customer lists and other assets	1,386	534
Purchase of equity securities	(2,980)	—
Purchases of property and equipment	(5,673)	(5,255)
Net cash used in investing activities	(29,247)	(24,216)
Cash flows from financing activities:
Proceeds from the exercise of stock options	1,592	21
Repurchase of common stock	(1,413)	(2,205)
Repayment of long-term debt	(1,894)	(1,519)
Borrowings under revolving credit facility	40,147	52,051
Repayments under revolving credit facility	(475)	(4,331)
Payment for debt issue costs	(8)	—
Tax benefit of stock option exercises	269	458
Net cash provided by financing activities	38,218	44,475
Effect of exchange rate changes on cash, net	(20)	(57)
Net decrease in cash and cash equivalents	(18,690)	(92)
Cash and cash equivalents at beginning of period	19,848	1,662
Cash and cash equivalents at end of period	$1,158	$1,570

See accompanying notes to condensed consolidated financial statements.

JTH HOLDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Six months ended October 31, 2012 and 2011 (unaudited)

(In thousands)

	2012	2011
Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$783	$648
Cash paid for taxes, net of refunds	6,837	6,950
Supplemental disclosures of noncash investing and financing activities:
During the six months ended October 31, 2012 and 2011, the Company acquired certain assets from franchisees as follows:
Fair value of assets purchased	$9,158	$8,510
Receivables applied	(7,990)	(8,207)
Accounts payable canceled	1,902	1,186
Notes payable issued	(1,508)	(357)
Elimination of related deferred revenue	790	895
Cash paid to franchisees	$2,352	$2,027
During the six months ended October 31, 2012 and 2011, the Company sold certain assets to franchisees as follows:
Book value of assets sold	$3,923	$4,447
Franchise fee revenue	2,562	2,093
Gain on sale	30	66
Deferred gain on sale	2,337	1,251
Applied from acquisitions of franchise territories	—	(435)
Notes received	(7,466)	(6,888)
Cash received from franchisees	$1,386	$534
Accrued capitalized software costs included in accounts payable	$1,135	$1,054

See accompanying notes to condensed consolidated financial statements.

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

October 31, 2012 and 2011 (Unaudited)

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

(c)                      Use of Estimates

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period, to prepare these condensed consolidated financial statements and accompanying notes in conformity with US GAAP. Actual results could differ from those estimates.

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

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

October 31, 2012 and 2011 (Unaudited)

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

(e)                      Foreign Operations

Canadian operations contributed $295,000 and $781,000 in revenues for the three and six months ended October 31, 2012, respectively, and $325,000 and $931,000 in revenues for the three and six months ended October 31, 2011, respectively.

(f)                        Supplier Concentration

The Company has used a third-party financial institution to provide certain financial products to its customers, pursuant to an agreement that was scheduled to expire on October 16, 2014. For the year ended April 30, 2012, a significant portion of the Company’s customer’s financial products were provided by this financial institution. On August 27, 2012, the Company delivered a termination notice with respect to that agreement that became effective September 16, 2012. The Company believes there will be little impact on its customers because the Company can offer similar financial products through contractual relationships with other third-parties and internal capabilities.

(g)                     Seasonality of Business

The Company’s operating revenues are seasonal in nature with peak revenues occurring in the months of January through April.  Therefore, results for interim periods are not indicative of results to be expected for the full year.

(2)                                 Notes and Accounts Receivable

The Company provides financing to franchisees for the purchase of franchises, clusters of territories, company-owned offices and/or for working capital and equipment needs. The franchise-related notes generally are payable over five years and the working capital and equipment notes generally are due within one year. All notes bear interest at 12%.  Activity related to notes receivable for the six months ended October 31, 2012 and the year ended April 30, 2012 is as follows:

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

October 31, 2012 and 2011 (Unaudited)

	October 31, 2012	April 30, 2012
	(In thousands)
Balance at beginning of period	$79,838	$70,564
Notes received for:
Sales of franchises and clusters of territories	2,245	8,131
Sales of certain assets to franchisees	7,466	12,554
Franchisee to franchisee note assumptions	5,039	7,439
Working capital and equipment loans to franchisees	20,855	67,969
Refinancing of accounts receivable	16,036	16,787
	51,641	112,880
Repayment of notes	(4,533)	(82,258)
Notes canceled	(12,648)	(21,188)
Foreign currency adjustment	(117)	(160)
Balance at end of period	$114,181	$79,838

All of the notes receivable are due from the Company’s franchisees and are collateralized by the underlying franchise and are guaranteed by the respective franchisee and franchise owner(s). The franchisees’ ability to repay the notes is dependent upon both the performance of the tax preparation industry as a whole and the individual franchise. Notes and accounts receivable include royalties billed and loans to franchisees for franchise fees that relate to territories located in area developers’ territories. The Company has recorded amounts payable to area developers for their share of these receivables of $15,680,000 and $21,893,000 at October 31, 2012 and April 30, 2012, respectively.

Activity in the allowance for doubtful accounts for the six months ended October 31, 2012, and 2011 is as follows:

	2012	2011

Beginning balance	$7,130	$6,835
Additions charged to expense	2,914	2,391
Provision for franchise fee refunds	388	515
Write-offs	(3,065)	(2,879)
Foreign currency adjustment	(30)	(73)
Ending balance	$7,337	$6,789

Management considers accounts and notes receivable to be impaired if the amounts due exceed the fair value of the underlying franchise and estimates an allowance for doubtful accounts based on that excess. Amounts due include the recorded value of the accounts and notes receivable reduced by the allowance for uncollected interest, amounts due to area developers, the related deferred revenue and amounts owed to the franchisee by the Company. In establishing the fair value of the underlying franchise, management considers net fees of open offices and the number of unopened offices.

For accounts and notes receivable not impaired, management determines the allowance for doubtful accounts based on an estimate of expected refunds of the initial franchise fee, taking into consideration the number of unopened offices.

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

October 31, 2012 and 2011 (Unaudited)

Management believes that the recorded allowance is adequate based upon its consideration of the estimated value of the franchises supporting the receivables. Any adverse change in the tax preparation industry could affect the Company’s estimate of the allowance.

The allowance for doubtful accounts at October 31, 2012 and April 30, 2012 is allocated as follows:

	October 31,	April 30,
	2012	2012
	(In thousands)
Impaired:
Notes receivable	$7,479	$9,775
Accounts receivable	3,026	4,699
Less allowance for uncollected interest, amounts due AD’s, related deferred revenue and amounts due franchisees	(2,029)	(3,256)
Net amount due	$8,476	$11,218

Allowance for doubtful accounts for impaired notes and accounts receivable	$(4,372)	$(5,831)

Non-impaired:
Notes receivable	112,865	72,540
Accounts receivable	11,869	34,935
Less allowance for uncollected interest, amounts due AD’s, related deferred revenue and amounts due franchisees	(21,178)	(26,469)
Net amount due	$103,556	$81,006

Allowance for doubtful accounts for non-impaired notes and accounts receivable	$(2,965)	$(1,299)

Total allowance for doubtful accounts	$(7,337)	$(7,130)

The aging of accounts and notes receivable at October 31, 2012 is as follows:

		Allowance
	Total	for Uncollected		Total
	Past Due	Interest	Current	Receivables
	(In thousands)
Accounts receivable	$13,266	$(1,794)	$1,629	$13,101
Notes receivable	9,891	(1,143)	110,453	119,201
Total	$23,157	$(2,937)	$112,082	$132,302

Accounts receivable are considered to be past due if unpaid after 30 days and notes receivable are considered past due if unpaid after 90 days, at which time the notes are put on nonaccrual status.

The Company’s average investment in impaired notes receivable during the six months ended October 31, 2012 and 2011 was $8,627,000 and $7,984,000, respectively.  Interest income related to impaired notes was $88,000 and $180,000 for the three and six months ended October 31, 2012, respectively, and $77,000 and $146,000 for the three and six months ended October 31, 2011, respectively.  The Company’s investment in notes receivable on nonaccrual status at October 31, 2012 and April 30, 2012 was $8,748,000 and $8,009,000, respectively.

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

October 31, 2012 and 2011 (Unaudited)

At October 31, 2012 the Company has unfunded lending commitments for working capital loans to franchisees and area developers of $12,817,000.

(3)                                 Investments

During the six months ended October 31, 2012, the Company purchased corporate equity securities, as a strategic investment in a business partner, for $2,980,000.  This investment is included as other assets, net in the accompanying condensed consolidated balance sheets.  At October 31, 2012, the fair value of the investment is $3,231,000.  The Company classifies this investment as available-for-sale and recognizes unrealized gain on the available-for-sale securities, net of tax, in accumulated other comprehensive income in the stockholders’ equity section of our balance sheets. The net unrealized gain on the available-for-sale securities at October 31, 2012 was $152,000.

(4)                                 Other Intangible Assets

During the six months ended October 31, 2012, the Company acquired the assets of various franchisees for $4,088,000.  These acquisitions were accounted for as business combinations, with all value allocated to the identifiable intangible assets.  The acquired businesses are operated as Company-owned offices until a buyer is found.

(5)                                 Leases

The Company is obligated under various short-term operating leases for office space that expire at various dates.  Total rent expense for operating leases, net of subleases, was $832,000 and $1,474,000 for the three and six months ended October 31, 2012, respectively, and $607,000 and $1,038,000 for the three and six months ended October 31, 2011, respectively.

(6)                                 Debt

The Company has a credit facility that consists of a $25,000,000 term loan and a $105,000,000 revolving credit facility, with an accordion feature permitting the Company to request an increase in availability of up to an additional $70,000,000.  Outstanding borrowings accrue interest at one-month London Inter-Bank Offered Rate (LIBOR) plus a margin ranging from 1.50% to 2.25% depending on the Company’s leverage ratio. At October 31, 2012, the interest rate was 1.84%. The indebtedness is collateralized by substantially all the assets of the Company and both loans expire on April 30, 2017.  The credit facility contains certain financial covenants that the Company must meet, including leverage and fixed charge coverage ratios as well as minimum net worth requirements.  The Company’s borrowing availability under the credit facility at October 31, 2012 was $32.4 million. The Company was in compliance with the financial covenants of its credit facility at October 31, 2012 and April 30, 2012.  Debt at October 31, 2012 and April 30, 2012 consisted of the following:

	October 31, 2012	April 30, 2012
	(In thousands)
Credit Facility:
Revolver	$39,672	$—
Term loan	24,375	25,000
	64,047	25,000
Other debt	4,222	3,985
	68,269	28,985
Less: current portion	(3,321)	(2,736)
Long-term debt	$64,948	$26,249

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

October 31, 2012 and 2011 (Unaudited)

(7)                                 Derivative Instruments and Hedging Activities

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

The Company assesses interest rate risk by continually identifying and monitoring changes in interest rates that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company maintains risk management control systems to monitor interest rate risk attributable to both the Company’s outstanding or forecasted debt obligations and forecasted revenues, as well as the Company’s offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates and foreign currency rates on the Company’s future cash flows.

It is the policy of the Company to enter into forward contracts at the time short-term advances are made to its Canadian subsidiary.

Interest rate swap agreements: The Company has interest rate swap agreements with a financial institution to manage fluctuations in cash flows resulting from changes in the one-month LIBOR interest rate on its credit facility. These swaps effectively change the variable-rate of the credit facility into a fixed-rate loan. For the notional amounts, the Company receives a variable interest rate based on the one-month LIBOR and pays a fixed interest rate of 2.49% to 2.52%, depending on the agreement. The notional amounts of the interest rate swaps vary from $10,000,000 to $70,000,000 per month, in relation to the Company’s forecasted seasonal borrowings. These interest rate swaps are designated as cash flow hedges. At October 31, 2012 and April 30, 2012, the fair value of interest rate swaps was a liability of $466,000 and $694,000, respectively, and was included in accounts payable and accrued expenses. During the six months ended October 31, 2012 and 2011, no amounts were recognized in the consolidated statements of income due to the ineffectiveness of these interest rate swaps.

Forward contracts related to foreign currency exchange rates: In connection with short-term advances made to its Canadian subsidiary related to personal income tax refund discounting, the Company enters into forward contracts to eliminate the exposure related to foreign currency fluctuations. Under the terms of the forward currency contracts, the exchange rate for repayments is fixed at the time an advance is made and the advances are repaid prior to April 30 of the year of the advance. These forward contracts are designated as cash flow hedges. At October 31, 2012 and April 30, 2012, there were no forward currency contracts outstanding. During the six months ended October 31, 2012 and 2011, the Company did not enter into any forward currency contracts.

At October 31, 2012, there are no deferred gains on derivative instruments accumulated in other comprehensive income that are expected to be reclassified to earnings during the next 12 months. There were no cash flow hedges discontinued during the six months ended October 31, 2012.

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

October 31, 2012 and 2011 (Unaudited)

(8)                                 Income Taxes

For the three and six months ended October 31, 2012, the Company recognized income tax benefits of $4,375,000 and $8,460,000, respectively.  For the three and six months ended October 31, 2011, the Company recognized income tax benefits of $2,705,000 and $6,074,000, respectively.  Total gross deferred tax liabilities were $21,990,000 and $17,878,000 at October 31, 2012 and April 30, 2012, respectively.  Total gross deferred tax assets were $4,924,000 and $4,387,000 at October 31, 2012 and April 30, 2012, respectively.

The Company has determined no reserves for uncertain tax positions were required at October 31, 2012 or April 30, 2012.

(9)                                 Stockholders’ Equity

During the six months ended October 31, 2012 and 2011, activity in stockholders’ equity was as follows:

	2012	2011
	(In thousands)
Class A common shares issued from the exercise of stock options	151	2
Proceeds from exercise of stock options	$1,592	$21
Class A common shares repurchased	103	149
Payments for repurchased shares	$1,413	$2,205
Tax benefit of stock option exercises	$269	$458
Class A common shares issued upon conversion of Class A preferred shares	1,703	—

(a)                                 Loss per Share

Net loss per share of Class A and Class B common stock is computed using the two-class method. Basic net loss per share is computed by allocating undistributed earnings to common shares and participating securities (Class A preferred stock and exchangeable shares) and using the weighted-average number of common shares outstanding during the period.  Undistributed losses are not allocated to these participating securities because they do not meet the required criteria for such allocation.  During the six months ended October 31, 2012, two of the Company’s major shareholders elected to convert 170,320 shares of the Class A preferred stock to 1,703,200 shares of Class A common stock. As a result of the conversion, 1,703,200 and 1,284,380 additional shares are included in the weighted-average number of Class A common shares used to calculate the loss per share for the three and six months ended October 31, 2012, respectively. If the Class A preferred stock had not been converted, these shares would not be included in the weighted-average number of Class A common shares used to calculate the loss per share for the three and six months ended October 31, 2012.

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

The rights, including liquidation and dividends rights, of the holders of Class A and Class B common stock are identical,  with the exception of voting. As a result, the undistributed earnings for each year are allocated based on the contractual participation rights of the Class A and Class B common stock as if the earnings for the year had been distributed.  Participating securities have dividend rights that are identical to Class A and Class B common stock.

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

October 31, 2012 and 2011 (Unaudited)

The computation of basic and diluted net loss per share for the three and six months ended October 31, 2012 and 2011 is as follows:

	Three Months Ended
	October 31, 2012
	Class A	Class B
	Common Stock	Common Stock
	(in thousands, except for share and per share amounts)

Basic and diluted net loss per share:
Numerator
Allocation of undistributed losses	$(6,235)	$(463)
Denominator
Weighted-average common shares outstanding	12,127,179	900,000

Basic and diluted net loss per share	$(0.51)	$(0.51)

	Six Months Ended
	October 31, 2012
	Class A	Class B
	Common Stock	Common Stock
	(in thousands, except for share and per share amounts)

Basic and diluted net loss per share:
Numerator
Allocation of undistributed losses	$(11,932)	$(918)
Denominator
Weighted-average common shares outstanding	11,701,417	900,000

Basic and diluted net loss per share	$(1.02)	$(1.02)

As a result of the net losses for the periods, diluted net loss per share excludes the impact of shares of potential common stock from the exercise of options to purchase 2,760,000 shares and 2,769,000 shares for the three and six months ended October 31, 2012, respectively, because the effect would be antidilutive.

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

October 31, 2012 and 2011 (Unaudited)

	Three Months Ended
	October 31, 2011
	Class A	Class B
	Common Stock	Common Stock
	(in thousands, except for share and per share amounts)

Basic and diluted net loss per share:
Numerator
Allocation of undistributed losses	$(3,981)	$(345)
Denominator
Weighted-average common shares outstanding	10,386,758	900,000

Basic and diluted net loss per share	$(0.38)	$(0.38)

	Six Months Ended
	October 31, 2011
	Class A	Class B
	Common Stock	Common Stock
	(in thousands, except for share and per share amounts)

Basic and diluted net loss per share:
Numerator
Allocation of undistributed losses	$(8,565)	$(740)
Denominator
Weighted-average common shares outstanding	10,423,924	900,000

Basic and diluted net loss per share	$(0.82)	$(0.82)

As a result of the net losses for the periods, diluted net loss per share excludes the impact of shares of potential common stock from the exercise of options to purchase 2,676,000 shares and 2,681,000 shares for the three and six months ended October 31, 2011, respectively, as the effect would be antidilutive.

(10)                          Stock Compensation Plans

(a)                                 Stock Options

At October 31, 2012, 1,958,739 shares of Class A common stock are available for grant under the 2011 Equity and Cash Incentive Plan.

The following table summarizes the information for options granted in the six months ended October 31, 2012:

2012
Weighted average fair value of options granted	$1.80
Dividend yield	0.0%
Expected volatility	13.0% - 14.9%
Expected terms	4 - 6 years
Risk-free interest rates	0.6% - 1.0%

Stock option activity during the six months ended October 31, 2012 is as follows:

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

October 31, 2012 and 2011 (Unaudited)

		Weighted
	Number of	average
	options	exercise price
Outstanding at April 30, 2012	2,729,013	$14.21
Granted	332,035	15.00
Exercised	(150,571)	10.57
Canceled	(108,165)	12.80
Outstanding at October 31, 2012	2,802,312	$14.55

All of the stock options granted during the six months ended October 31, 2012 were granted to employees of the Company, except for 43,000 options granted to nonemployee directors.

The total intrinsic value of options exercised during the six months ended October 31, 2012 was approximately $667,000.

Nonvested stock option (options that did not vest in the period in which granted) activity during the six months ended October 31, 2012 is as follows:

		Weighted
	Nonvested	average
	options	exercise price
Outstanding at April 30, 2012	452,500	$15.00
Granted	332,035	15.00
Vested	(10,000)	15.00
Canceled	(4,900)	15.00
Outstanding at October 31, 2012	769,635	$15.00

At October 31, 2012, unrecognized compensation costs related to nonvested stock options are $1,025,000. These costs are expected to be recognized between 2013 and 2016.

The following table summarizes information about stock options outstanding and exercisable at October 31, 2012:

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

October 31, 2012 and 2011 (Unaudited)

			Weighted
		Weighted	average		Weighted
Number of shares	Range of	average	remaining	Number of shares	average
outstanding	exercise	exercise	contractual	exercisable at	exercise
at October 31, 2012	prices	price	life	October 31, 2012	price
40,000	$5.50	$5.50	0.5	40,000	$5.50
24,902	8.50-9.00	8.63	0.5	24,902	8.63
170,000	10.50	10.50	1.8	170,000	10.50
2,240,275	14.00-16.50	15.02	3.3	1,797,775	15.02
327,135	15.00	15.00	4.2	—	—
				2,032,677

(b)                                 Restricted Stock Units

During the six months ended October 31, 2012, the Company awarded 15,971 shares of restricted stock units to its non-employee directors.  The weighted average fair value at grant date was $13.50 and the vesting or service period is between 16-18 months.  Compensation costs associated with these restricted shares are amortized over the service period and recognized as an increase in additional paid-in capital.

(11)                      Fair Value of Financial Instruments

The Company uses the following methods and assumptions to estimate the fair value of financial instruments.

Cash equivalents, receivables, other current assets, accounts payable and accrued expenses, and due to area developers: The carrying amounts approximate fair value because of the short maturity of these instruments. At October 31, 2012 and April 30, 2012 the Company had cash equivalents of:

	October 31, 2012	April 30, 2012
	(In thousands)

Money market account	$—	$18,848

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

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

October 31, 2012 and 2011 (Unaudited)

The Company maintains its cash and cash equivalents in bank deposit accounts, which at times may exceed federally insured limits.  The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on its cash and cash equivalents balances.

The Company manages such risk by evaluating the financial position of the franchisee, value of the franchises, as well as the personal guarantee of the individual franchisees. At October 31, 2012 and April 30, 2012, there were no significant concentrations of credit risk associated with any individual franchisee or group of franchisees. The Company maintains an allowance for potential losses based on its expected collectability of the receivables, which the Company believes is adequate for its credit loss exposure.

The condensed consolidated financial statements include various estimated fair value information at October 31, 2012 and April 30, 2012.

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

At October 31, 2012 and April 30, 2012, the following tables present, for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis (in thousands):

		October 31, 2012
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Recurring:
Equity securities, available for sale	3,231	3,231	—	—
Nonrecurring:
Impaired accounts and notes receivable	$5,009	$—	$—	$5,009
	$5,009	$—	$—	$5,009
Liabilities:
Recurring:
Interest rate swap agreements	466	—	466	—
	$466	$—	$466	$—

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

October 31, 2012 and 2011 (Unaudited)

		April 30, 2012
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Recurring:
Cash equivalents	$18,848	$18,848	$—	$—
Nonrecurring:
Impaired accounts and notes receivable	$6,857	$—	$—	$6,857
Impaired customer lists	1,669	—	—	1,669
	$8,526	$—	$—	$8,526
Liabilities:
Recurring:
Interest rate swap agreements	$694	$—	$694	$—
	694	—	694	—

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer.  There were no transfers into or out of level 1 or 2 recurring fair value measurements for the six months ended October 31, 2012.

Management considers accounts and notes receivable to be impaired if the amount due exceeds the fair value of the underlying office.  In establishing the estimated fair value of the underlying franchise, consideration is given to the net fees of open offices and the number of unopened offices.

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

(12)                          Related Party Transactions

The Company considers directors and their affiliated companies, executive officers of the Company, and members of their immediate family to be related parties.  For the six months ended October 31, 2012 and 2011, the Company repurchased common stock from related parties as follows (all transactions occurred prior to going public):

	2012	2011
Common stock repurchases:
Shares repurchased	20,000	29,000
Amount	$301,000	$435,000

At October 31, 2012 and April 30, 2012, notes receivable from related parties are as follows:

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

October 31, 2012 and 2011 (Unaudited)

	October 31	April 30,
	2012	2012
Notes receivable	$21,000	$21,000
Repayments received during the year	6,000	971,000

Interest rates on these notes approximate prevailing market rates at the time of their issuance.

(13)                          Commitments and Contingencies

ERC class action litigation.  The Company was sued in November 2011 in federal courts in Arkansas, California, Florida and Illinois, and additional lawsuits were filed in federal courts in January 2012 in Maryland and North Carolina, in February 2012 in Wisconsin, and in May 2012 in New York and in Minnesota.  All of the cases were consolidated before a single judge in federal court in the Northern District of Illinois, and in June 2012, the plaintiffs filed a new complaint in the consolidated action.  The consolidated complaint alleges that an electronic refund check (ERC) represents a form of refund anticipation loan (RAL) because the taxpayer is “loaned” the tax preparation fee, and that an ERC is therefore subject to federal truth-in-lending disclosure and state law requirements regulating RALs.  The plaintiffs therefore allege violations of state-specific RAL and other consumer statutes. The lawsuit purports to be a class action, and the plaintiffs allege potential damages in excess of $5 million. The Company is aware that virtually identical lawsuits have been filed against several of its competitors.  The Company believes at this time a loss related to this matter is not probable; consequently the Company has not recorded a loss contingency related to this matter.  The Company believes it has meritorious defenses to the claims in this case, and intends to defend the case vigorously, but there can be no assurances as to the outcome or the impact on the Company’s consolidated financial position, results of operations and cash flows.  The consolidated case is at a very early stage.

South Carolina litigation.  In November 2010, several former customers of one of the Company’s South Carolina franchisees initiated a purported class action against the Company, its Chief Executive Officer and another of the Company’s employees in the United States District Court for the District of South Carolina, in a case styled Martin v. JTH Tax, Inc. In this case, the plaintiffs allege that the employees of the Company’s franchisees fraudulently increased customer tax refunds, and that this behavior was pursuant to a plan or scheme in which the Company and its employees were involved.  In this case, the plaintiffs seek damages in excess of $5 million, certification of class action status, treble damages under a claim pursuant to The Racketeer Influenced and Corrupt Organizations Act of 1970, punitive damages, and other damages.  This case is in the early stages of the proceeding.  The Company believes at this time a loss related to this matter is not probable; consequently the Company has not recorded a loss contingency related to this matter.  The Company intends to defend this case vigorously, but there can be no assurances as to the outcome or the impact on the Company’s consolidated financial position, results of operations and cash flows.

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

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. Factors that may cause such differences include, but are not limited to, the risks described under “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2012 and risks described in all other filings with the Securities and Exchange Commission, including:

• our possible inability to sustain growth at our historical pace;

• the seasonality of our business;

• our inability to secure reliable sources of the financial products we make available to our customers;

• the continued service of our senior management team;

• government regulation and oversight, including the regulation of our financial products such as electronic refund checks (“ERCs”), refund anticipation loans (“RALs”) and our Instant Cash Advance loans (“ICAs”);

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

Our revenue primarily consists of the following components:

•                  Franchise Fees:    We earn franchisee fees from our franchisees and area developers (“ADs”). Our standard franchise fee per territory is $40,000 and we offer our franchisees flexible structures and financing options for franchise fees. We recognize franchise fees, net of a provision for franchise fee refunds, when our obligations to prepare the franchise for operation have been substantially completed. When we finance franchise fees, we record the franchise fees as deferred revenue until the franchisee has made a significant financial commitment (payment of 20% of the franchise fee) and met certain other criteria. However, in 2011 we introduced a new “zero franchise fee” option that forgoes the initial franchise fee payment in favor of a higher royalty rate. Our franchise fees for AD areas vary based on our assessment of the revenue potential of each AD area, and also depend on the performance of any existing franchisees within the AD area being sold. Our ADs generally receive 50% of the franchise fees derived from territories located in their area.

In October 2012, we announced that we would have the opportunity to offer tax preparation services in more than 300 Walmart stores beginning in the 2013 tax season. Because this announcement occurred relatively late in the second quarter, the sales process for current franchisees who might consider expanding into an nearby Walmart location was delayed and our ability to close a significant number of those territories by the end of the fiscal second quarter was adversely affected. In addition, we have concluded that more of our expanding franchisees are choosing our “rent to own” option for Walmart locations, and we expect this trend to delay the recognition of these territory sales to the fourth quarter of fiscal 2013, if the franchisee elects to purchase the territory at that time. Moreover, we anticipate that because many of the Walmart stores are in rural areas that are more difficult to sell, we will operate more company stores in the 2013 tax season than in prior years. However, from a longer term perspective, we believe that opening and operating these Walmart stores in hard to sell areas will give us the opportunity to sell these territories sooner than would otherwise have been possible and allow us to expand our footprint into these rural areas more quickly.

•                  Royalties:    We earn royalty revenue from our franchisees. Our franchise agreement requires franchisees to pay us a base royalty equal to 14% of the franchisee’s tax preparation revenue, subject to certain specified minimums. Franchisees acquiring territories under our “zero franchise fee” alternative are required to pay us franchise royalties of 25% through their first five tax seasons, and thereafter 14% of their tax preparation revenue. Over time, as our offices continue to “season,” we expect that our growth in revenue from royalties will continue to outpace our growth in revenue from franchise fees. We also expect to see steadier growth from our royalty revenue, but our franchise fee revenue may decrease if franchisees choose our zero franchise fee alternative. Our ADs generally receive 50% of the royalties derived from territories located in their area.

•                  Advertising Fees:    We earn advertising fee revenue from our franchisees. Our franchise agreement requires all franchisees to pay us an advertising fee of 5% of the franchisee’s tax preparation revenue, which we use primarily to fund collective advertising efforts.

•                  Financial Products:    We offer two types of financial products: “refund transfer” products, such as ERCs, which involve providing a means by which a customer may receive his or her refund more quickly and conveniently, and refund-based loans, such as RALs and ICAs. We earn fees from the use of these financial products. Because the remaining bank that offered RALs ceased to do so after the end of the 2012 tax season, we no longer expect to be able to offer RALs through banks and other federally-insured financial institutions, and our ability to offer refund-based loans may therefore be more limited than in the past. However, we believe the negative effect of fewer refund-based loans will be offset by three factors. First, we expect to be able to offer an ICA loan in 25 or more states during the 2013 tax season, and are seeking alternative credit-based financial products that may be offered in some of the states where the ICA will not be available.  Second, we believe that most customers who previously would have obtained loans will elect to purchase a refund transfer product (such as an ERC), and that the continued availability of these products will enable us to experience similar financial product “attachment rates” as in prior years. Third, as we continue to offer more of our financial products through our JTH Financial subsidiary, we expect to be able to realize more of the fee income associated with financial products (although we will also incur greater expenses in connection with offering these products).

•                  Tax Preparation Fees:    We also earn tax preparation revenue directly from both the operation of company-owned offices and the provision of tax preparation services through our eSmartTax online product.

For purposes of this section and throughout this quarterly report, all references to “fiscal 2013” and “fiscal 2012” refer to our fiscal years ended April 30, 2013 and 2012, respectively, and corresponding references to fiscal quarters are references to quarters within those fiscal years. For purposes of this section and throughout this quarterly report, all references to “year” or “years” are the respective fiscal year or years ended April 30 unless otherwise noted in this quarterly report, and all references to “tax season” refer to the period between January 1 and April 30 of the referenced year.

	Six Months Ended October 31,				Three Months Ended October 31,
			Change				Change
	2011	2012	$	%	2011	2012	$	%
					(dollars in thousands)
Results of Operations
Total revenues	$13,661	$14,075	$414	3%	$8,793	$7,289	$(1,504)	(17)%
Operating loss	(14,543)	(20,510)	(5,967)	41%	(6,505)	(10,563)	(4,058)	62%
Net loss	(9,305)	(12,850)	(3,545)	38%	(4,326)	(6,698)	(2,372)	55%

Results of Operations

Three months and six months ended October 31, 2012 compared to three months and six months ended October 31, 2011

Revenues.    The table below sets forth the components and changes in our revenues for the three and six monthsended October 31, 2012 and 2011.

	Six Months Ended October 31,				Three Months Ended October 31,
			Change				Change
	2011	2012	$	%	2011	2012	$	%
	(dollars in thousands)
Franchise fees, net
Area developer	$2,666	$2,627	$(39)	(1)%	$2,317	$609	$(1,708)	(74)%
Territory	2,725	2,035	(690)	(25)%	1,871	1,642	(229)	(12)%
Royalties	1,257	1,193	(64)	(5)%	557	505	(52)	(9)%
Advertising Fees	571	576	5	1%	253	257	4	2%
Financial products	291	471	180	62%	132	169	37	28%
Interest income	4,607	5,625	1,018	22%	2,586	2,966	380	15%
Tax preparation fees, net of discounts	245	441	196	80%	89	225	136	153%
Other	1,299	1,107	(192)	(15)%	988	916	(72)	(7)%
Total revenues	$13,661	$14,075	$414	3%	$8,793	$7,289	$(1,504)	(17)%

Total revenues increased by 3% in the first six months of fiscal 2013, compared to fiscal 2012, due to the following factors:

•                  A 22% increase in interest income, reflecting additional lending we made to our franchisees and ADs for the acquisition of territories and areas and to our franchisees for working capital purposes.

•                  An 80% increase in tax preparation fees primarily due to an increase in the number of company-owned offices.

•                  A 62% increase in financial products revenue primarily attributable to originating more financial products through our subsidiary, JTH Financial, rather than through third parties.

The increases in interest income, tax preparation fees and financial product revenues were partially offset by a 25% decrease in territory franchise fees largely due to a decline in franchise sales.  In the first six months of fiscal 2013, 174 franchise territories were sold and recognized compared to 206 in the prior year period (79 of the sales were under our zero franchise fee model in 2013, compared to 80 such sales in 2012).

Total revenues decreased by 17% in the three months ended October 31, 2012, compared to the same quarter in fiscal 2012, due to the following factors:

•                  A 74% decrease in area developer franchise fees due to recognizing one AD area sale in the quarter ended October 31, 2012, while six were recognized in the same period last year.

•                  A 12% decrease in territory franchise fees largely due to a decline in franchise sales.  In the second quarter of fiscal 2013, 141 franchise territories were sold and recognized compared to 159 in the prior year period (69 of the sales were under our zero franchise fee model in 2013, compared to 68 such sales in 2012).

The decreases in franchise fees for territory and area developer sales were partially offset by the following:

•                  A 15% increase in interest income, reflecting additional lending we made to our franchisees and ADs for the acquisition of territories and areas and to our franchisees for working capital purposes.

•                  A 153% increase in tax preparation fees primarily due to an increase in the number of company-owned offices.

Operating expenses.    The table below details the amounts and changes in our operating expenses for the three and six months ended October 31, 2012 and 2011.

	Six Months Ended October 31,				Three Months Ended October 31,
			Change				Change
	2011	2012	$	%	2011	2012	$	%
	(dollars in thousands)

Employee compensation and benefits	$12,209	$14,281	$2,072	17%	$6,559	$7,615	$1,056	16%
Advertising	3,619	5,099	1,480	41%	1,829	2,539	710	39%
General and administrative	9,058	11,576	2,518	28%	5,214	5,960	746	14%
Depreciation, amortization and impairment charges	3,318	3,629	311	9%	1,696	1,738	42	2%
Total operating expenses	$28,204	$34,585	$6,381	23%	$15,298	$17,852	$2,554	17%

Our total operating expenses increased by $6.4 million and by $2.6 million in the first six months and the second quarter of fiscal 2013, compared to the same period of fiscal 2012, representing a 23% increase and 17% increase, respectively.  The largest components of these increases were:

•                  A 17% and 16%, respectively, increase in employee compensation and benefits primarily attributable to the addition of corporate personnel to support the anticipated growth in the number of offices and our becoming a public company.

•                  A 41% and 39% increase, respectively, in advertising expenses as we increased our advertising spending in order to target new franchisees, as well as the timing of our consumer advertising as we strive to maintain contact with our customers in the off-season.

•                  A 28% and 14%  increase, respectively, in general and administrative expenses, caused primarily by the following:

•                  A $742,000 and $198,000 increase in professional fees due to increased litigation costs related to current litigation and additional costs associated with becoming a public company.

•                  A $523,000 and $185,000 increase in bad debt expense based on our assessment of the appropriate level of the allowance for doubtful accounts.

•                  A $491,000 and $253,000 increase in rent and utilities expense, largely related to an increase in the number of company-owned offices.

•                  A $317,000 increase, for the six months of fiscal 2013, in travel and entertainment expense for costs primarily related to attracting new franchisees and training existing and new franchisees.

•                  A $252,000 and $202,000 increase in computer supply and software expense for subscriptions to software as a service related to the use of electronic signatures for customer documents.

Other Items.     There were no material changes in our other income between the first six months and second quarter of fiscal 2013 and the same periods of fiscal 2012. We recorded income tax benefits in the first six months of fiscal 2013 and 2012 (effective rates of 39.7% and 39.5%, respectively, for the six-month periods and of 39.5% and 38.5%, respectively, for the three-months periods). However, because of the seasonal nature of our business, we expect that the losses we incur for the first three quarters of a fiscal year will be more than offset by the results of our fiscal fourth quarter.

Net loss.    For the first six months of fiscal 2013, as compared to 2012, our net loss increased by 38%, reflecting an increase in operating expenses of 23%, which more than offset our 3% increase in revenues. For the second quarter of fiscal 2013, as compared to 2012, our net loss increased by 55%, reflecting an increase in operating expenses of 17% and a decrease in revenues of 17%.

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

Credit facility.    Our credit facility, entered into effective April 30, 2012, consists of a $25 million term loan and a $105 million revolving credit facility. The term loan amortizes on a quarterly basis and matures on April 30, 2017, and the revolving loan also expires on April 30, 2017. The outstanding borrowings on both loans accrue interest at an adjusted one month LIBOR rate plus a margin that varies from 1.50% to 2.25% (an increase of 25 basis points from our previous revolving credit facility), depending on our leverage ratio. The interest rate at October 31, 2012 was 1.84% as compared to 1.87% at April 30, 2012. This indebtedness is collateralized by substantially all of our assets, including the assets of our subsidiaries.

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

Franchisee lending and potential exposure to credit loss.    A substantial portion of our cash flow during the year is utilized to provide funding to our franchisees and ADs.  At October 31, 2012, our total balance of loans to franchises and ADs for working capital and equipment loans, representing cash amounts we had advanced to the franchisees and ADs, was $30.0 million. In addition, at that date, our franchisees and ADs together owed us an additional $84.2 million for unpaid amounts owed to us, typically representing the unpaid purchase price of new territories (in the case of franchisees) and areas comprising clusters of territories (in the case of ADs), and other amounts owed to us for royalties and other unpaid amounts for which our franchisees and ADs had outstanding payment obligations.

Our actual exposure to potential credit loss associated with franchisee loans is less than the aggregate amount of those loans because a significant portion of those loans are to franchisees located within AD areas, where our AD is ultimately entitled to a substantial portion of the franchise fee and royalty revenues represented by some of these loans. For this reason, the amount of indebtedness of franchisees to us is effectively offset in part by our related payable obligation to ADs with respect to franchise fees and royalties. As of October 31, 2012, the total indebtedness of franchisees to us where the franchisee is located in an AD area was $67.8 million, but $15.7 million of that indebtedness represents amounts ultimately payable to ADs as their share of franchise fees and royalties.

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

The unpaid amounts owed to us from our franchisees and ADs are collateralized by the underlying franchise or area and are guaranteed by the respective franchisee or AD and the related owner(s). Accordingly, to the extent a franchisee or AD does not satisfy its payment obligations to us, we may repossess the underlying franchise or area in order to resell it in the future. At October 31, 2012, we had an investment in impaired accounts and notes receivable and related interest receivable of approximately $8.5 million. We consider accounts and notes receivable to be impaired if the amounts due exceed the fair value of the underlying franchise and estimate an allowance for doubtful accounts based on that excess. Amounts due include the recorded value of the accounts and notes receivable reduced by the allowance for uncollected interest, amounts due to ADs for their portion of franchisee receivables, any related deferred revenue and amounts owed to the franchisee or AD by us. In establishing the fair value of the underlying franchise, we consider net fees of open territories and the number of unopened territories. At October 31, 2012, we have recorded an allowance for doubtful accounts for accounts and notes receivable of $7.3 million. There were no significant concentrations of credit risk with any individual franchisee or AD as of October 31, 2012, and we believe that our allowance for doubtful accounts as of October 31, 2012 is adequate for our existing loss exposure. We closely monitor the performance of our franchisees and ADs, and will adjust our allowances as appropriate if we determine that the existing allowances are inadequate to cover estimated losses.

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

Sources and uses of cash

Operating activities. In the first six months of fiscal 2013, we used $7.3 million more cash from operating activities compared to the first six months of fiscal 2012. Some of the items that contributed to the increase in our negative operating cash flow for the first six months of fiscal 2013 compared to the prior year include:

•                  Higher general and administrative payments of $3.0 million due to an increase of $2.1 million for professional fees, rent and utilities expense, travel expense and computer and software expense as well as the prepayment of $1.0 million more of expenses in the first six months of fiscal 2013 as compared to fiscal 2012.

•                  Higher payroll related payments of $2.5 million primarily attributable to the addition of corporate personnel to support the anticipated growth in the number of offices and our becoming a public company.

•                  Lower royalty and advertising royalty receipts of $1.5 million primarily due to an increase in franchisees electing to refinance their accounts receivable with a note receivable.

•                  Higher advertising payments of $1.2 million as we increased our advertising targeting new franchisees and altered the timing of our consumer advertising to better maintain contact with our customers in the off-season.

Some factors that partially offset the uses of cash discussed above were:

•                  Higher financial product receipts of $507,000 due to the timing of collections of amounts accrued at each fiscal year end

•                  Higher interest receipts of $359,000 due to additional lending we made to our franchisees and ADs for the acquisition of territories and areas and to our franchisees for working capital purposes.

Investing activities. In the first six months of fiscal 2013, we utilized $5.0 million more cash from investing activities compared to the same period in fiscal 2012. The increase was largely attributable to the following factors:

•                  An increase of $3.0 million for the purchase of equity securities in a strategic partner.

•                  An increase of $2.2 million in the issuance of operating loans to our franchisees (including ADs), net of payments received on operating loans.

•                  An increase of $325,000 in the purchase of assets from franchisees and ADs mainly attributable to the repurchase of ten AD territories during the first six months of fiscal 2013 compared to only six AD repurchases in the same period of fiscal 2012.

•                  An increase in purchases of property and equipment of $418,000, primarily related to the purchase of additional office space to support the planned expansion of JTH Financial.

The above uses of cash were offset partially by an increase of $852,000  in the proceeds from the sale of customer lists and other assets, due to AD sales that occurred in the first six months of fiscal 2013, but not fiscal 2012.

Financing activities. In the first six months of fiscal 2013, we generated $6.3 million less cash from financing activities compared to the same period of fiscal 2012, primarily because our net borrowings under our revolving credit facility decreased $8.0 million. This was primarily because our new $25 million term loan was outstanding at April 30, 2012, and the proceeds from the term loan reduced our need to draw on the line of credit in the first six months of fiscal 2013 to the same extent as in the period of fiscal 2012. In addition to this decrease in borrowings, we received $1.6 million more in proceeds from the exercise of stock options than in the previous fiscal year, and engaged in $792,000 less in stock repurchases as we temporarily stopped our repurchase program during the period before we became a public company.

Future cash needs and capital requirements

Operating cash flow needs.    We believe that our credit facility entered into on April 30, 2012, including the additional borrowing of up to $70 million permitted under that facility, will be sufficient to support our cash flow needs.

At October 31, 2012, using the leverage ratio applicable under our loan covenants at the end of that quarter, our maximum unused borrowing capacity was $32.4 million. Under our credit facility, our leverage ratio requirement at the end of each fiscal quarter is 3:1, except at January 31, 2013, when it increases to 4:1.

Our credit facility also contains a requirement that we reduce the balance of our revolving loan to zero for a period of at least 45 consecutive days each fiscal year. However, because our term loan will remain outstanding during that 45 day period, and given our historic cash flow experience at the end and at the beginning of each fiscal year, we do not anticipate that the unavailability of our revolving loan during that 45 day period each fiscal year will adversely affect our cash flow. We have already satisfied this requirement for fiscal 2013.

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

•The extent to which we engage in stock repurchases. In August 2012, our Board of Directors approved an increase in our authorization to repurchase shares, permitting repurchases of up to $5.0 million of our Class A common stock without an expiration date on the authorization. These repurchases may be conducted through open market transactions or as privately negotiated transactions.  As of October 31, 2012, we had utilized $570,000 of this authorization.

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

At October 31, 2012 our leverage ratio was 2.04:1. Using the 3:1 test, our available borrowing capacity under the revolving credit facility at October 31, 2012 was $32.4 million. The leverage ratio is measured only at the end of each fiscal quarter, and so there may be times at which we exceed the quarter-end leverage ratio during the quarter, which we are permitted to do provided that our leverage ratio is within the allowable ratio at quarter-end.

We also are obligated to satisfy a fixed charge coverage ratio test which requires that ratio to be not less than 1.50:1 at the end of every fiscal quarter. At October 31, 2012, our fixed charge coverage ratio was 3.68:1.

We were in compliance with all of our debt covenants as of October 31, 2012. We expect to be able to manage our cash flow and our operating activities in such a manner that we will continue to be able to satisfy our obligations under the revolving credit facility for the remainder of the term of that facility.

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

Off Balance Sheet Arrangements

We are a party to interest rate swap agreements that allow us to manage fluctuations in cash flow resulting from changes in the interest rate on our credit facility. These swaps effectively change the variable-rate of our credit facility into a fixed rate credit facility. Under the swaps, we receive a variable interest rate based on the one month LIBOR and pay a fixed interest rate of 2.49% or 2.52% under the different swaps. The notional amounts of the swaps vary from $10 million to $70 million per month, depending on our forecasted seasonal borrowings. At October 31, 2012, the fair value of our interest rate swaps was a liability of $466,000 and was included in accounts payable and accrued expenses.

We also enter into forward contracts to eliminate exposure related to foreign currency fluctuations in connection with the short-term advances we make to our Canadian subsidiary in order to fund personal income tax refund discounting for our Canadian operations. At October 31, 2012, there were no forward contracts outstanding, but we expect to enter into forward contracts in the future during the Canadian tax season.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks from those reported at April 30, 2012 in our Annual Report on Form 10-K.

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

ITEM 1A

RISK FACTORS

There have been no material changes in our risk factors from those reported at April 30, 2012 in our Annual Report on Form 10-K for the year ended April 30, 2012 and from those reported for the quarter ended July 31, 2012 in our Quarterly Report on Form 10-Q.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuances of our Class A Common Stock during the quarter ended October 31, 2012.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Stock repurchase activity during the three months ended October 31, 2012 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares that may Be Purchased Under the Plan(2)
August 1 through August 31, 2012	—	$—	—	$5,000,000
September 1 through September 30, 2012	15,667	$10.04	15,667	$4,842,762
October 1 through October 31, 2012	30,937	$13.34	30,937	$4,429,942
Total	46,604	$12.23	46,604

(1) During the three months ended October 31, 2012, we did not purchase any of our shares other than through open market purchases under the publicly announced plan described in the following footnote.

(2) On August 29, 2012 we announced that our Board of Directors approved a $5 million authorization for share repurchases, and did not specify an expiration date for that share repurchase program. The first repurchase under this plan took place on September 10, 2012.

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

JTH HOLDING INC. (Registrant)

Dated: December 4, 2012	By:	/s/ JOHN T. HEWITT
John T. Hewitt Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Dated: December 4, 2012	By:	/s/ MARK F. BAUMGARTNER
Mark F. Baumgartner Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

31.1	Certification of Chief Executive Officer	X

31.2	Certification of Chief Financial Officer	X

32.1(1)	Section 1350 Certification (Chief Executive Officer)	X

32.2(1)	Section 1350 Certification (Chief Financial Officer)	X

101.INS(2)	XBRL Instance Document	X

101.SCH(2)	XBRL Taxonomy Extension Schema	X

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase	X

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase	X

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