Form 10-Q
period 2013-01-31
JTH Holding, Inc.
filed 2013-03-12
CIK 1528930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2013

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

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, at the close of business on March 8, 2013 was 12,080,854 shares.

JTH HOLDING, INC.

Form 10-Q for the Period Ended January 31, 2013

PART I

ITEM 1

FINANCIAL STATEMENTS

JTH HOLDING, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

January 31, 2013 (unaudited) and April 30, 2012

(In thousands except share data)

	(unaudited) January 31, 2013	April 30, 2012
Assets
Current assets:
Cash and cash equivalents	$849	$19,848
Receivables (note 2):
Trade accounts	31,869	38,321
Notes	106,031	41,889
Interest	8,018	1,610
Allowance for doubtful accounts	(5,228)	(5,044)
Total receivables, net	140,690	76,776
Prepaid expenses and other current assets	18,675	5,328
Income tax receivable	12,579	286
Deferred income taxes (note 8)	76	41
Total current assets	172,869	102,279
Property, equipment, and software, net of accumulated depreciation of $18,286 and $16,682 for January 31, 2013 and April 30, 2012, respectively	31,978	23,948
Notes receivable, excluding current portion, net of allowance for uncollectible amounts of $2,082 and $2,086 for January 31, 2013 and April 30, 2012, respectively, (note 2)	51,445	35,863
Goodwill	1,913	1,913
Other intangible assets, net of accumulated amortization of $6,256 and $5,654 for January 31, 2013 and April 30, 2012, respectively, (note 4)	24,561	22,158
Other assets, net (note 3)	5,706	2,580
Total assets	$288,472	$188,741
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt (note 6)	$3,488	$2,736
Accounts payable and accrued expenses (notes 7 and 13)	15,260	14,170
Due to area developers (note 2)	21,727	21,893
Income taxes payable (note 8)	—	6,689
Deferred income taxes (note 8)	6	1,222
Deferred revenue	6,855	3,270
Total current liabilities	47,336	49,980
Long-term debt, excluding current installments (note 6)	132,880	26,249
Deferred income taxes (note 8)	18,199	12,310
Total liabilities	198,415	88,539
Stockholders’ equity (notes 7, 9, 10, and 12):
Class A preferred stock, $0.01 par value per share, 190,000 shares authorized, 0 and 170,320 shares issued and outstanding January 31, 2013 and April 30, 2012, respectively	—	2,129
Special voting preferred stock, $0.01 par value per share, 10 shares authorized, issued and outstanding	—	—
Class A common stock, $0.01 par value per share, 21,200,000 shares authorized,12,078,854 and 10,343,957 shares issued and outstanding at January 31, 2013 and April 30, 2012, respectively	121	103
Class B common stock, $0.01 par value per share, 1,000,000 shares authorized, 900,000 shares issued and outstanding	9	9
Exchangeable shares, $0.01 par value, 100,000 shares issued and outstanding	1	1
Additional paid-in capital	6,752	3,182
Accumulated other comprehensive income, net of taxes	810	676
Retained earnings	82,364	94,102
Total stockholders’ equity	90,057	100,202
Commitments and contingencies (notes 5, 6, and 13)
Total liabilities and stockholders’ equity	$288,472	$188,741

See accompanying notes to condensed consolidated financial statements.

JTH HOLDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

Three months and nine months ended January 31, 2013 and 2012 (unaudited)

(In thousands, except per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2013	2012	2013	2012

Revenues:
Franchise fees, net of provision for refunds of $232 and $619 for the three and nine months ended January 31, 2013, and $198 and $713 for the three and nine months ended January 31, 2012	$1,760	$1,529	$6,422	$6,920
Royalties and advertising fees	14,204	16,789	15,973	18,617
Financial products	8,039	11,158	8,510	11,449
Interest income (note 2)	3,544	3,016	9,169	7,623
Tax preparation fees, net of discounts	1,445	1,909	1,886	2,154
Net gain on sale of customer lists and other assets and other revenue	1,546	1,249	2,653	2,548
Total revenues	30,538	35,650	44,613	49,311
Operating expenses:
Employee compensation and benefits	10,285	7,902	24,566	20,111
General and administrative expenses	7,857	8,655	19,433	17,713
Advertising expense	7,687	8,770	12,786	12,389
Depreciation, amortization, and impairment charges	1,728	1,647	5,357	4,965
Total operating expenses	27,557	26,974	62,142	55,178
Income (loss) from operations	2,981	8,676	(17,529)	(5,867)
Other income (expense):
Foreign currency transaction gains (losses)	(1)	—	3	(4)
Interest expense (notes 6 and 7)	(819)	(674)	(1,623)	(1,506)
Income (loss) before income taxes	2,161	8,002	(19,149)	(7,377)
Income tax expense (benefit) (note 8)	1,049	3,325	(7,411)	(2,749)
Net income (loss)	$1,112	$4,677	$(11,738)	$(4,628)

Net income (loss) per share of Class A and Class B common stock:
Basic	$0.08	$0.33	$(0.92)	$(0.41)
Diluted	0.08	0.33	(0.92)	(0.41)

See accompanying notes to condensed consolidated financial statements.

JTH HOLDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three months and nine months ended January 31, 2013 and 2012 (unaudited)

(In thousands)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2013	2012	2013	2012

Net income (loss)	$1,112	$4,677	$(11,738)	$(4,628)
Interest rate swap agreements, net of taxes (note 7)	213	205	368	161
Unrealized gain (loss) on equity securities available for sale, net of taxes (note 3)	(42)	—	110	—
Foreign currency translation adjustment	(197)	(43)	(390)	(460)
Forward contracts related to foreign currency exchange rates (note 7)	46	(11)	46	(11)
Comprehensive income (loss)	$1,132	$4,828	$(11,604)	$(4,938)

See accompanying notes to condensed consolidated financial statements.

JTH HOLDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Nine months ended January 31, 2013 and 2012 (unaudited)

(In thousands)

	2013	2012
Cash flows from operating activities:
Net loss	$(11,738)	$(4,628)
Adjustments to reconcile net income to net cash used in operating activities:
Provision for doubtful accounts and franchise fee refunds	4,850	3,801
Depreciation and amortization	5,357	4,965
Amortization of deferred financing costs	217	253
Stock-based compensation	1,232	1,203
Gain on sale of customer lists and other assets	(170)	(23)
Equity earnings in affiliate	118	54
Deferred tax expense	4,354	1,864
Changes in assets and liabilities increasing (decreasing) cash flows from operating activities:
Trade receivable	(17,230)	(20,776)
Notes and interest receivable	(9,576)	(9,160)
Prepaid expenses and other assets	(13,457)	(13,376)
Accounts payable and accrued expenses	(484)	(3,499)
Due to area developers	2,320	3,149
Income taxes	(18,982)	(11,703)
Deferred revenue	1,374	3,685
Net cash used in operating activities	(51,815)	(44,191)
Cash flows from investing activities:
Issuance of operating loans to franchisees	(60,875)	(56,920)
Payments received on operating loans from franchisees	1,536	3,720
Purchases of AD rights and customer lists	(3,741)	(3,574)
Proceeds from sale of customer lists and other assets	2,252	788
Purchase of marketable equity securities	(2,980)	—
Purchase of an equity method investment	—	(1,009)
Purchase of property and equipment	(9,177)	(7,554)
Net cash used in investing activities	(72,985)	(64,549)
Cash flows from financing activities:
Proceeds from the exercise of stock options	1,592	37
Repurchase of common stock	(1,634)	(2,612)
Repayment of long-term debt	(2,227)	(1,532)
Borrowings under revolving credit facility	108,582	117,598
Repayments under revolving credit facility	(478)	(4,799)
Payment for debt issue costs	(281)	—
Tax benefit of stock option exercises	269	458
Net cash provided by financing activities	105,823	109,150
Effect of exchange rate changes on cash, net	(22)	(94)
Net increase (decrease) in cash and cash equivalents	(18,999)	316
Cash and cash equivalents at beginning of period	19,848	1,662
Cash and cash equivalents at end of period	$849	$1,978

See accompanying notes to condensed consolidated financial statements.

JTH HOLDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Nine months ended January 31, 2013 and 2012 (unaudited)

(In thousands)

	2013	2012
Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$1,596	$1,322
Cash paid for taxes, net of refunds	6,958	7,090
Supplemental disclosures of noncash investing and financing activities:
During the nine months ended January 31, 2013 and 2012, the Company acquired AD rights and customer lists as follows:
Fair value of assets purchased	$12,137	$13,325
Receivables applied	(9,526)	(11,818)
Accounts payable canceled	2,528	2,291
Notes payable issued	(2,300)	(1,496)
Elimination of related deferred revenue	902	1,272
Cash paid for AD rights and customer lists	$3,741	$3,574
During the nine months ended January 31, 2013 and 2012, the Company sold certain assets to franchisees as follows:
Book value of assets sold	$6,932	$7,479
Franchise fee revenue	3,105	2,295
Gain on sale	108	31
Deferred gain on sale	3,180	2,117
Applied from acquisitions of franchise territories	—	(653)
Notes received	(11,073)	(10,481)
Cash received from franchisees	$2,252	$788
Accrued capitalized software costs included in accounts payable	$1,657	$874

See accompanying notes to condensed consolidated financial statements.

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

January 31, 2013 and 2012 (Unaudited)

(1)                                 Organization and Significant Accounting Policies

(a)                     Organization

JTH Holding, Inc. (the Company), a Delaware corporation, is a holding company engaged through its subsidiaries as a franchisor and operator of a system of income tax preparation offices located in the United States and Canada. The Company’s principal operations are conducted through JTH Tax, Inc. (d/b/a Liberty Tax Service) the Company’s largest subsidiary. Through this system of income tax preparation offices, the Company also facilitates for its customers’ refund-based tax settlement financial products such as instant cash advances, electronic refund checks, and personal income tax refund discounting. The Company also offers online tax preparation services.

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

(c)                      Use of Estimates

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period, to prepare these condensed consolidated financial statements and accompanying notes in conformity with US GAAP. Actual results could differ from those estimates.

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

January 31, 2013 and 2012 (Unaudited)

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

In September 2011, FASB issued ASU 2011-08, Intangibles-Goodwill and Other (ASC Topic 350): Testing Goodwill for Impairment. This amendment provides the option of first using a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a company concludes that it is more likely than not that fair value exceeds carrying value, the two-step test for impairment is not required. The amendment includes a revised list of considerations in completing the qualitative assessment. The Company adopted this ASU in fiscal 2013 but doing so did not have a material effect on the Company’s consolidated financial statements.

(e)                      Foreign Operations

Canadian operations contributed $334,000 and $1,115,000 in revenues for the three and nine months ended January 31, 2013, respectively, and $265,000 and $1,196,000 in revenues for the three and nine months ended January 31, 2012, respectively.

(f)                        Supplier Concentration

The Company has used a third-party financial institution to provide certain financial products to its customers, pursuant to an agreement that was scheduled to expire on October 16, 2014. For the year ended April 30, 2012, a significant portion of the Company’s customer’s financial products were provided by this financial institution. On August 27, 2012, the Company delivered a termination notice with respect to that agreement that became effective September 16, 2012. The parties have recently agreed to mediation regarding the termination. The Company believes the outcome of the mediation will not significantly impact its results of operations or financial position.  The Company believes there will be little impact on its customers because the Company has been able to offer similar financial products through contractual relationships with other third-parties and internal capabilities.

(g)                     Seasonality of Business

The Company’s operating revenues are seasonal in nature with peak revenues occurring in the months of January through April.  Therefore, results for interim periods are not indicative of results to be expected for the full year.

(2)                                 Notes and Accounts Receivable

The Company provides financing to franchisees for the purchase of franchises, clusters of territories, company-owned offices and/or for working capital and equipment needs. The franchise-related notes generally are payable over five years and the working capital and equipment notes generally are due within one year. All notes bear interest at 12%.  Activity related to notes receivable for the nine months ended January 31, 2013 and the year ended April 30, 2012 was as follows:

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

January 31, 2013 and 2012 (Unaudited)

	January 31,	April 30,
	2013	2012
	(In thousands)
Balance at beginning of period	$79,838	$70,564
Notes received for:
Sales of franchises and clusters of territories	4,431	8,131
Sales of certain assets to franchisees	11,073	12,554
Franchisee to franchisee note assumptions	10,303	7,439
Working capital and equipment loans to franchisees	60,875	67,969
Refinancing of accounts receivable	18,486	16,787
	105,168	112,880
Repayment of notes	(6,515)	(82,258)
Notes canceled	(18,806)	(21,188)
Foreign currency adjustment	(127)	(160)
Balance at end of period	$159,558	$79,838

All of the notes receivable are due from the Company’s franchisees and are collateralized by the underlying franchise and are guaranteed by the respective franchisee and franchise owner(s). The franchisees’ ability to repay the notes is dependent upon both the performance of the tax preparation industry as a whole and the individual franchise. Notes and accounts receivable include royalties billed and loans to franchisees for franchise fees that relate to territories located in area developers’ territories. The Company has recorded amounts payable to area developers for their share of these receivables of $21,727,000 and $21,893,000 at January 31, 2013 and April 30, 2012, respectively.

Activity in the allowance for doubtful accounts for the nine months ended January 31, 2013, and 2012 was as follows:

	2013	2012

Beginning balance	$7,130	$6,835
Additions charged to expense	4,231	3,088
Provision for franchise fee refunds	619	713
Write-offs	(4,639)	(4,511)
Foreign currency adjustment	(31)	(95)
Ending balance	$7,310	$6,030

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

January 31, 2013 and 2012 (Unaudited)

Management believes that the recorded allowance is adequate based upon its consideration of the estimated value of the franchises supporting the receivables. Any adverse change in the tax preparation industry could affect the Company’s estimate of the allowance.

The allowance for doubtful accounts at January 31, 2013 and April 30, 2012 was allocated as follows:

	January 31,	April 30,
	2013	2012
	(In thousands)
Impaired:
Notes receivable	$7,804	$9,775
Accounts receivable	3,022	4,699
Less allowance for uncollected interest, amounts due ADs, related deferred revenue and amounts due franchisees	(2,032)	(3,256)
Net amount due	$8,794	$11,218

Allowance for doubtful accounts for impaired notes and accounts receivable	$(4,878)	$(5,831)

Non-impaired:
Notes receivable	$161,141	$72,540
Accounts receivable	30,660	34,935
Less allowance for uncollected interest, amounts due ADs, related deferred revenue and amounts due franchisees	(29,159)	(26,469)
Net amount due	$162,642	$81,006

Allowance for doubtful accounts for non-impaired notes and accounts receivable	$(2,432)	$(1,299)

Total allowance for doubtful accounts	$(7,310)	$(7,130)

The aging of accounts and notes receivable at January 31, 2013 was as follows:

		Allowance
	Total	for Uncollected		Total
	Past Due	Interest	Current	Receivables
	(In thousands)
Accounts receivable	$10,090	$(1,813)	$23,592	$31,869
Notes receivable	10,040	(1,369)	158,905	167,576
Total	$20,130	$(3,182)	$182,497	$199,445

Accounts receivable are considered to be past due if unpaid after 30 days and notes receivable are considered past due if unpaid after 90 days, at which time the notes are put on nonaccrual status.

The Company’s average investment in impaired notes receivable during the nine months ended January 31, 2013 and 2012 was $8,790,000 and $10,467,000, respectively.  Interest income related to impaired notes was $98,000 and $278,000 for the three and nine months ended January 31, 2013, respectively, and $83,000 and $229,000 for the three and nine months ended January 31, 2012, respectively.  The Company’s investment in notes receivable on nonaccrual status at January 31, 2013 and April 30, 2012 was $8,671,000 and $8,009,000, respectively.

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

January 31, 2013 and 2012 (Unaudited)

At January 31, 2013 the Company had unfunded lending commitments for working capital loans to franchisees and area developers of $19,373,000.

(3)           Investments

During the nine months ended January 31, 2013, the Company purchased corporate equity securities, as a strategic investment in a business partner, for $2,980,000.  This investment is included in other assets, net in the accompanying condensed consolidated balance sheets.  At January 31, 2013, the fair value of the investment was $3,162,000.  The Company classifies this investment as available-for-sale and recognizes unrealized gain on the available-for-sale securities, net of tax, in accumulated other comprehensive income in the stockholders’ equity section of the balance sheets. The unrealized gain, net of tax, on the available-for-sale securities at January 31, 2013 was $110,000.

(4)           Intangible Assets

During the nine months ended January 31, 2013, the Company acquired the assets of various franchisees for $5,232,000.  These acquisitions were accounted for as business combinations, with all value allocated to the identifiable intangible assets.  The acquired businesses are operated as Company-owned offices until a buyer is found.

In December 2012, the Company purchased certain assets of an online tax preparation software provider for $1,587,000, of which $794,000 was payable at January 31, 2013.  The entire purchase price has been allocated to the identifiable intangible assets.

		As of January 31, 2013			As of April 30, 2012
	Amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizable other intangible assets:
Customer lists	5-7 years	$8,817	$(1,617)	$7,200	$6,998	$(1,457)	$5,541
Area franchise rights	10 years	22,000	(4,639)	17,361	20,814	(4,197)	16,617
		$30,817	$(6,256)	$24,561	$27,812	$(5,654)	$22,158

(5)           Leases

The Company is obligated under various short-term operating leases for office space that expire at various dates.  Total rent expense for operating leases, net of subleases, was $914,000 and $2,388,000 for the three and nine months ended January 31, 2013, respectively, and $770,000 and $1,808,000 for the three and nine months ended January 31, 2012, respectively.

(6)           Debt

The Company has a credit facility that consists of a $25,000,000 term loan and a revolving credit facility that originally allowed borrowing of up to $105,000,000, with an accordion feature permitting the Company to request an increase in availability of up to an additional $70,000,000.  On December 28, 2012, the Company utilized the accordion feature to increase the borrowing limit under the revolving credit facility by $38,350,000, increasing the maximum borrowings under that portion of its credit facility to $143,350,000.  Outstanding borrowings accrue interest at one-month London Inter-Bank Offered Rate (LIBOR) plus a margin ranging from 1.50% to 2.25% depending on the Company’s leverage ratio. At January 31, 2013, the interest rate was 1.96%. The indebtedness is collateralized by substantially all the assets of the Company and both loans mature on April 30, 2017.  The credit facility contains certain financial covenants that the Company must meet, including leverage and fixed charge coverage ratios as well as minimum net worth requirements.  At January 31, 2013, the Company was not in compliance with its leverage ratio requirement due to an unprecedented delay in the start of the federal tax season attributable to the last minute fiscal cliff resolution by Congress. The Company has obtained a waiver from its

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

January 31, 2013 and 2012 (Unaudited)

creditors for the leverage ratio covenant failure.  The Company was in compliance with all of its debt covenants in prior quarters, and with all of its covenants other than the leverage ratio requirement at January 31, 2013.

Debt at January 31, 2013 and April 30, 2012 consisted of the following:

	January 31, 2013	April 30, 2012
	(In thousands)
Credit Facility:
Revolver	$108,104	$—
Term loan	24,064	25,000
	132,168	25,000
Other debt	4,200	3,985
	136,368	28,985
Less: current portion	(3,488)	(2,736)
Long-term debt	$132,880	$26,249

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

Interest rate swap agreements: The Company has interest rate swap agreements with a financial institution to manage fluctuations in cash flows resulting from changes in the one-month LIBOR interest rate on its credit facility. These swaps effectively change the variable-rate of the credit facility into a fixed-rate loan. For the notional amounts, the Company receives a variable interest rate based on the one-month LIBOR and pays a fixed interest rate

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

January 31, 2013 and 2012 (Unaudited)

of 2.49% to 2.52%, depending on the agreement. The notional amounts of the interest rate swaps vary from $10,000,000 to $70,000,000 per month, in relation to the Company’s forecasted seasonal borrowings. These interest rate swaps are designated as cash flow hedges. At January 31, 2013 and April 30, 2012, the fair value of interest rate swaps was a liability of $115,000 and $694,000, respectively, and was included in accounts payable and accrued expenses. During the nine months ended January 31, 2013, no amount was recognized in the consolidated statements of operations due to the ineffectiveness of these interest rate swaps.   During the nine months ended January 31, 2012, $49,000 of income was recognized in the consolidated statements of operations due to the ineffectiveness of these interest rate swaps.  The interest rate swaps expire in March 2013.

Forward contracts related to foreign currency exchange rates: In connection with short-term advances made to its Canadian subsidiary related to personal income tax refund discounting, the Company enters into forward contracts to eliminate the exposure related to foreign currency fluctuations. Under the terms of the forward currency contracts, the exchange rate for repayments is fixed at the time an advance is made and the advances are repaid prior to April 30 of the year of the advance. These forward contracts are designated as cash flow hedges. At January 31, 2013, the fair value of foreign currency contracts was a liability of $46,000 that was included in accounts payable and accrued expenses.  The company had no outstanding forward contracts at April 30, 2012.  During the nine months ended January 31, 2013 and 2012, no amounts were recognized in the consolidated statements of operations due to the ineffectiveness of these foreign currency hedges.

At January 31, 2013, there are no deferred gains on derivative instruments accumulated in other comprehensive income that are expected to be reclassified to earnings during the next 12 months. There were no cash flow hedges discontinued during the nine months ended January 31, 2013.

(8)           Income Taxes

For the three and nine months ended January 31, 2013, the Company recognized income tax expense of $1,049,000 and an income tax benefit of $7,411,000, respectively.  For the three and nine months ended January 31, 2012, the Company recognized income tax expense of $3,325,000 and an income tax benefit of $2,749,000, respectively.  Total gross deferred tax liabilities were $23,095,000 and $17,878,000 at January 31, 2013 and April 30, 2012, respectively.  Total gross deferred tax assets were $4,966,000, and $4,387,000 at January 31, 2013 and April 30, 2012, respectively.

We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.

In January 2013 the American Taxpayer Relief Act of 2012 was signed into law.  The Act includes a reinstatement of the Federal research and experimentation credit through December 31, 2013 that was retroactive to January 1, 2012.  We recorded a discrete tax benefit of approximately $395,000 for the retroactive effect during the three months ended January 31, 2013.

The Company has determined no reserves for uncertain tax positions were required at January 31, 2013 or April 30, 2012.

(9)           Stockholders’ Equity

During the nine months ended January 31, 2013 and 2012, activity in stockholders’ equity was as follows:

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

January 31, 2013 and 2012 (Unaudited)

	January 31,	January 31,
	2013	2012
	(In thousands)
Class A common shares issued from the exercise of stock options	151	4
Proceeds from exercise of stock options	$1,592	$37
Class A common shares repurchased	119	177
Payments for repurchased shares	$1,634	$2,612
Tax benefit of stock option exercises	$269	$458
Class A common shares issued upon conversion of Class A preferred shares	1,703	—

(a)           Net Income (Loss) per Share

Net income (loss) per share of Class A and Class B common stock is computed using the two-class method. Basic net income (loss) per share is computed by allocating undistributed earnings to common shares and participating securities (Class A preferred stock and exchangeable shares) and using the weighted-average number of common shares outstanding during the period.  Undistributed losses are not allocated to these participating securities because they do not meet the required criteria for such allocation.  During the nine months ended January 31, 2013, two of the Company’s major shareholders elected to convert 170,320 shares of the Class A preferred stock to 1,703,200 shares of Class A common stock. As a result of the conversion, 1,703,200 and 1,424,495 additional shares are included in the weighted-average number of Class A common shares used to calculate the income (loss) per share for the three and nine months ended January 31, 2013, respectively. If the Class A preferred stock had not been converted, these shares would not be included in the weighted-average number of Class A common shares used to calculate the income (loss) per share for the three and nine months ended January 31, 2013.

Diluted net income (loss) per share is computed using the weighted-average number of common shares and, if dilutive, the potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options. The dilutive effect of outstanding stock options is reflected in diluted earnings per share by application of the treasury stock method. Additionally, the computation of the diluted net income (loss) per share of Class A common stock assumes the conversion of Class B common stock, Class A preferred stock and exchangeable shares, while the diluted net loss per share of Class B common stock does not assume conversion of those shares.

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

The computation of basic and diluted net income (loss) per share for the three and nine months ended January 31, 2013 and 2012 was as follows:

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

January 31, 2013 and 2012 (Unaudited)

	Three Months Ended
	January 31, 2013
	Class A	Class B
	Common Stock	Common Stock
	(in thousands, except for share and per share amounts)

Basic net income per share:
Numerator
Allocation of undistributed earnings	$1,035	$77
Amounts allocated to participating securities:
Exchangeable shares	(74)	(5)
Net income attributable to common stockholders	$961	$72
Denominator
Weighted-average common shares outstanding	12,090,238	900,000

Basic and diluted net income per share	$0.08	$0.08

Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$961	$72
Reallocation of undistributed earnings as a result of assumed conversion of:
Class B common stock to Class A common stock	72	—
Exchangeable shares to Class A common stock	79	—
	$1,112	$72
Denominator
Number of shares used in basic computation	12,090,238	900,000
Weighted-average effect of dilutive securities
Class B common stock to Class A common stock	900,000	—
Exchangeable shares to Class A common stock	1,000,000	—
Employee stock options	75,970	4,887
	14,066,208	904,887

Diluted net income per share	$0.08	$0.08

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

January 31, 2013 and 2012 (Unaudited)

	Nine Months Ended
	January 31, 2013
	Class A	Class B
	Common Stock	Common Stock
	(in thousands, except for share and per share amounts)

Basic and diluted net loss per share:
Numerator
Allocation of undistributed losses	$(10,908)	$(830)
Denominator
Weighted-average common shares outstanding	11,831,496	900,000

Basic and diluted net loss per share	$(0.92)	$(0.92)

As a result of the net losses for the periods, diluted net loss per share excludes the impact of shares of potential common stock from the exercise of options to purchase 2,736,000 shares and 2,752,000 shares for the three and nine months ended January 31, 2013, respectively, because the effect would be antidilutive.

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

January 31, 2013 and 2012 (Unaudited)

	Three Months Ended
	January 31, 2012
	Class A	Class B
	Common Stock	Common Stock
	(in thousands, except for share and per share amounts)

Basic net income per share:
Numerator
Allocation of undistributed earnings	$4,304	$373
Amounts allocated to participating securities: Class A preferred stock	(525)	(45)
Exchangeable shares	(308)	(27)
Net income attributable to common stockholders	$3,471	$301
Denominator
Weighted-average common shares outstanding	10,362,397	900,000

Basic and diluted net income per share	$0.33	$0.33

Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$3,471	$301
Reallocation of undistributed earnings as a result of assumed conversion of:
Class B common stock to Class A common stock	301	—
Class A preferred stock to Class A common stock	570	—
Exchangeable shares to Class A common stock	335	—
	$4,677	$301
Denominator
Number of shares used in basic computation	10,362,397	900,000
Weighted-average effect of dilutive securities
Class B common stock to Class A common stock	900,000	—
Class A preferred stock to Class A common stock	1,703,200	—
Exchangeable shares to Class A common stock	1,000,000	—
Employee stock options	181,715	11,727
	14,147,312	911,727

Diluted net income per share	$0.33	$0.33

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

January 31, 2013 and 2012 (Unaudited)

	Nine Months Ended
	January 31, 2012
	Class A	Class B
	Common Stock	Common Stock
	(in thousands, except for share and per share amounts)

Basic and diluted net loss per share:
Numerator
Allocation of undistributed losses	$(4,260)	$(368)
Denominator
Weighted-average common shares outstanding	10,403,374	900,000

Basic and diluted net loss per share	$(0.41)	$(0.41)

As a result of the net losses for the periods, diluted net loss per share excludes the impact of shares of potential common stock from the exercise of options to purchase 2,282,000 shares and 2,659,000 shares for the three and nine months ended January 31, 2012, respectively, because the effect would be antidilutive.

(10)         Stock Compensation Plans

(a)           Stock Options

At January 31, 2013, 1,965,539 shares of Class A common stock are available for grant under the 2011 Equity and Cash Incentive Plan.

The following table summarizes the information for options granted in the nine months ended January 31, 2013:

Weighted average fair value of options granted	$1.80
Dividend yield	0.0%
Expected volatility	13.0% - 14.9%
Expected terms	4 - 6 years
Risk-free interest rates	0.6% - 1.0%

Stock option activity during the nine months ended January 31, 2013 was as follows:

		Weighted
	Number of	average
	options	exercise price
Outstanding at April 30, 2012	2,729,013	$14.21
Granted	332,035	15.00
Exercised	(150,571)	10.57
Canceled	(114,965)	12.93
Outstanding at January 31, 2013	2,795,512	$14.55

All of the stock options granted during the nine months ended January 31, 2013 were granted to employees of the Company, except for 43,000 options granted to nonemployee directors.

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

January 31, 2013 and 2012 (Unaudited)

The total intrinsic value of options exercised during the nine months ended January 31, 2013 was approximately $667,000.

Nonvested stock option (options that did not vest in the period in which granted) activity during the nine months ended January 31, 2013 was as follows:

		Weighted
	Nonvested	average
	options	exercise price
Outstanding at April 30, 2012	452,500	$15.00
Granted	332,035	15.00
Vested	(286,935)	15.00
Canceled	(5,100)	15.00

Outstanding at January 31, 2013	492,500	$15.00

At January 31, 2013, unrecognized compensation costs related to nonvested stock options are $721,000. These costs are expected to be recognized between 2013 and 2016.

The following table summarizes information about stock options outstanding and exercisable at January 31, 2013:

			Weighted
		Weighted	average		Weighted
Number of shares	Range of	average	remaining	Number of shares	average
outstanding	exercise	exercise	contractual	exercisable at	exercise
at January 31, 2013	prices	price	life	January 31, 2013	price
40,000	$5.50	$5.50	0.2	40,000	$5.50
24,902	8.50 - 9.00	8.63	0.2	24,902	8.63
170,000	10.50	10.50	1.5	170,000	10.50
2,234,175	14.00 - 16.50	15.02	3.1	1,791,675	15.02
326,435	15.00	15.00	3.9	276,435	15.00

				2,303,012

(b)           Restricted Stock Units

During the nine months ended January 31, 2013, the Company awarded 15,971 shares of restricted stock units to its non-employee directors. The weighted average fair value at grant date was $13.50 and the vesting or service period is between 16-18 months. Compensation costs associated with these restricted shares are amortized over the service period and recognized as an increase in additional paid-in capital.

(11)       Fair Value of Financial Instruments

The Company uses the following methods and assumptions to estimate the fair value of financial instruments.

Cash equivalents, receivables, other current assets, accounts payable and accrued expenses, and due to area developers: The carrying amounts approximate fair value because of the short maturity of these instruments. At January 31, 2013 and April 30, 2012 the Company had cash equivalents of:

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

January 31, 2013 and 2012 (Unaudited)

	January 31, 2013	April 30, 2012
	(In thousands)

Money market account	$—	$18,848

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

The Company manages such risk by evaluating the financial position of the franchisee, value of the franchises, as well as the personal guarantee of the individual franchisees. At January 31, 2013 and April 30, 2012, there were no significant concentrations of credit risk associated with any individual franchisee or group of franchisees. The Company maintains an allowance for potential losses based on its expected collectability of the receivables, which the Company believes is adequate for its credit loss exposure.

The condensed consolidated financial statements include various estimated fair value information at January 31, 2013 and April 30, 2012.

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

At January 31, 2013 and April 30, 2012, the following tables present, for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis (in thousands):

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

January 31, 2013 and 2012 (Unaudited)

		January 31, 2013
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Recurring:
Equity securities, available for sale	$3,162	$3,162	$—	$—
Nonrecurring:
Impaired accounts and notes receivable	$4,834	$—	$—	$4,834
Liabilities:
Recurring:
Interest rate swap agreements	$115	$—	$115	$—
Forward Contract related to foreign currency exchange rates	46	—	46	—
	$161	$—	$161	$—

		April 30, 2012
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Recurring:
Cash equivalents	$18,848	$18,848	$—	$—
Nonrecurring:
Impaired accounts and notes receivable	$6,857	$—	$—	$6,857
Impaired customer lists	1,669	—	—	1,669
	$8,526	$—	$—	$8,526
Liabilities:
Recurring:
Interest rate swap agreements	$694	$—	$694	$—

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of level 1 or 2 requiring fair value measurements for the nine months ended January 31, 2013.

Management considers accounts and notes receivable to be impaired if the amount due exceeds the fair value of the underlying office. In establishing the estimated fair value of the underlying franchise, consideration is given to the net fees of open offices and the number of unopened offices.

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

January 31, 2013 and 2012 (Unaudited)

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

(12)         Related Party Transactions

The Company considers directors and their affiliated companies, executive officers of the Company, and members of their immediate family to be related parties. For the nine months ended January 31, 2013 and 2012, the Company repurchased common stock from related parties as follows (all transactions occurred prior to going public):

	2013	2012
Common stock repurchases:
Shares repurchased	20,077	29,000
Amount	$301,155	$435,000

At January 31, 2013 and April 30, 2012, notes receivable from related parties are as follows:

	January 31	April 30,
	2013	2012
Notes receivable	$21,219	$21,000
Repayments received during the year	1,800	971,000

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

South Carolina litigation. In November 2010, several former customers of one of the Company’s South Carolina franchisees initiated a purported class action against the Company, its Chief Executive Officer and another of the Company’s employees in the United States District Court for the District of South Carolina, in a case styled Martin v. JTH Tax, Inc. In this case, the plaintiffs allege that the employees of the Company’s franchisees fraudulently increased customer tax refunds, and that this behavior was pursuant to a plan or scheme in which the Company and

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

January 31, 2013 and 2012 (Unaudited)

its employees were involved. In this case, the plaintiffs seek damages in excess of $5 million, certification of class action status, treble damages under a claim pursuant to The Racketeer Influenced and Corrupt Organizations Act of 1970, punitive damages, and other damages. This case is in the early stages of the proceeding, but in February 2013, the court issued a ruling denying certification of the case as a class action. The Company believes at this time a loss related to this matter is not probable; consequently the Company has not recorded a loss contingency related to this matter. The Company intends to defend this case vigorously, but there can be no assurances as to the outcome or the impact on the Company’s consolidated financial position, results of operations and cash flows.

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

• government regulation and oversight, including the regulation of our financial products such as electronic refund checks (“ERCs”) and Instant Cash Advance loans (“ICAs”);

• government initiatives that simplify tax return preparation, improve the timing and efficiency of processing tax returns,  limit payments to tax preparers or decrease the number of tax returns filed or the size of the refunds;

• delays in the acceptance of tax filings by the federal and state government that adversely affect both tax preparers and tax payers;

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

• our ability to manage an increasing number of company-owned offices and tax kiosks;

• our exposure to litigation;

• our ability and our franchisees’ ability to protect customers’ personal information;

• an ability to access the credit markets and satisfy our covenants to lenders;

• challenges in deploying accurate tax software in a timely way each tax season;

• competition in the tax preparation market;

• our reliance on technology systems, including the deployment of our NextGen project and systems essential to our offering of financial products, and electronic communications; and

• other factors, including the risk factors discussed in this quarterly report.

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

Overview

We are one of the leading providers of tax preparation services in the United States and Canada. As measured by both the number of returns prepared and the number of retail offices, we are the third largest and fastest growing national retail preparer of individual tax returns in the United States and the second largest retail preparer of individual tax returns in Canada. From 2001 through 2012, we have grown the number of U.S. tax returns prepared in our offices from approximately 137,000 to nearly 1.8 million. Our tax preparation services and related financial products are offered primarily through franchised locations, although we operate a limited number of company-owned offices each tax season. All of the offices are operated under the Liberty Tax Service brand.

From 2001 through 2013, we grew our number of tax offices from 508 to more than 4,500.  For the 2013 tax season, we and our franchisees operated 4,262 offices in the United States, a 8.7% increase over the 2012 tax season, when we operated 3,920 offices, which was itself a 9.2% increase over the number of offices operated in the 2011 tax season. Approximately 59% of our revenue for fiscal year 2012 was derived from franchise fees, royalties and advertising fees, and for this reason, continued growth in our franchise locations is viewed by management as the key to our future performance.

Historically, most income tax filings in the United States take place between January and mid-April, our results of operation are highly seasonal, with most revenues generated in our fiscal fourth quarter beginning February 1 each year but with significant revenue also earned during the second half of January during our fiscal third quarter, after the tax season begins in mid-January. As described further in this report, our fiscal 2013 third quarter was materially adversely affected by the significant delay in the 2013 tax filing season attributable to the delays in Congress’ adoption of the fiscal cliff legislation, which in turn resulted in an IRS announcement on January 8, 2013 that the IRS would not begin allowing tax filings until January 30, 2013, and that because of the unavailability of certain tax forms, the ability to file many tax returns would be delayed even further into February and March. In addition, many of the changes required to be made in state tax forms because of changes in federal tax law and forms caused additional delays in the commencement of tax filings in many states. As described in this report, these delays are expected to shift a significant portion of our royalty income and other revenue from our fiscal third quarter into our fiscal fourth quarter and affected our utilization of cash during the fiscal third quarter as we assisted our franchisees with their liquidity issues caused by the delay of their receipt of tax preparation revenue.

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

In October 2012, we announced that we would have the opportunity to offer tax preparation services in more than 300 Walmart stores beginning in the 2013 tax season. Many of our expanding franchisees chose our “rent to own” option for Walmart locations, and we expect this trend to delay the recognition of these territory sales to the fourth quarter of fiscal 2013, if the franchisee elects to purchase the territory at that time. Moreover, because many of the Walmart stores were in rural areas that were more difficult to sell, we are operating more company offices in the 2013 tax season than in prior years. Of the 264 company offices we operated in the United States and Canada at January 31, 2013, 154 were tax kiosks located in Walmart stores. However, from a longer term perspective, we believe that opening and operating these Walmart stores in hard to sell areas will give us the opportunity to sell these territories earlier than would otherwise have been possible and allow us to expand our footprint into these rural areas more quickly.

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

The delay in the opening of the 2013 tax filing season and the additional delay of certain forms as described above adversely affected our revenue during our third fiscal quarter because the royalty income we receive is based on our franchisees’ tax preparation revenue. Because our franchisees do not earn their tax preparation revenue until returns are filed with the IRS (and often do not receive the related cash until the refund is processed, for which the IRS establishes a typical timeframe of 8-21 days following filing), a significant portion of our royalty income and related cash flow has been deferred from our fiscal third quarter to our fiscal fourth quarter because the IRS filing system was open for only two days in January 2013.

•                  Advertising Fees:    We earn advertising fee revenue from our franchisees. Our franchise agreement requires all franchisees to pay us an advertising fee of 5% of the franchisee’s tax preparation revenue, which we use primarily to fund collective advertising efforts. As noted above with respect to royalty income, the delay in electronic filing for the 2013 tax season has affected the timing of our income and cash flow from advertising fees, deferring a significant portion of that revenue from the fiscal third quarter to the fiscal fourth quarter.

•                  Financial Products:    We offer two types of financial products: a refund transfer product, the ERC, which involves providing a means by which a customer may receive his or her refund more quickly and conveniently, and a refund-based loan, the ICA. We earn fees from the use of these financial products. Because the remaining bank that offered refund-based loans ceased to do so after the end of the 2012 tax season, we no longer offer refund based loans through banks and other federally-insured financial institutions, and our ability to offer refund-based loans is therefore more limited than in the past. However, we believe the negative effect of fewer refund-based loans will be offset by three factors. First, we are offering our ICA loan in 27 states during the 2013 tax season.  Second, we believe that most customers who previously would have obtained loans will elect to purchase an ERC, and that the continued availability of these products will enable us to experience similar financial product “attachment rates” as in prior years. Third, as we continue to offer more of our financial products through our JTH Financial subsidiary, we expect to be able to realize more of the fee income associated with financial products (although we will also incur greater expenses in connection with offering these products). As with our royalty and advertising fee revenue, a substantial portion of our income and cash flow associated with the offering of financial products was delayed to our fiscal fourth quarter because of the delay in the tax filing season.

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

	Nine Months Ended January 31,				Three Months Ended January 31,
			Change				Change
	2012	2013	$	%	2012	2013	$	%
	(dollars in thousands)
Results of Operations
Total revenues	$49,311	$44,613	$(4,698)	(10)%	$35,650	$30,538	$(5,112)	(14)%
Operating income (loss)	(5,867)	(17,529)	(11,662)	199%	8,676	2,981	(5,695)	(66)%
Net income (loss)	(4,628)	(11,738)	(7,110)	154%	4,677	1,112	(3,565)	(76)%

Results of Operations

Three months and nine months ended January 31, 2013 compared to three months and nine months ended January 31, 2012

Revenues.   The table below sets forth the components and changes in our revenues for the three and nine months ended January 31, 2013 and 2012.

	Nine Months Ended January 31,				Three Months Ended January 31,
			Change				Change
	2012	2013	$	%	2012	2013	$	%
	(dollars in thousands)
Franchise fees, net
Area developer	$3,170	$3,170	$—	0%	$504	$543	$39	8%
Territory	3,750	3,252	(498)	(13)%	1,025	1,217	192	19%
Royalties	12,329	10,869	(1,460)	(12)%	11,072	9,676	(1,396)	(13)%
Advertising Fees	6,288	5,104	(1,184)	(19)%	5,717	4,528	(1,189)	(21)%
Financial products	11,449	8,510	(2,939)	(26)%	11,158	8,039	(3,119)	(28)%
Interest income	7,623	9,169	1,546	20%	3,016	3,544	528	18%
Tax preparation fees, net of discounts	2,154	1,886	(268)	(12)%	1,909	1,445	(464)	(24)%
Other	2,548	2,653	105	4%	1,249	1,546	297	24%
Total revenues	$49,311	$44,613	$(4,698)	(10)%	$35,650	$30,538	$(5,112)	(14)%

Our total revenues decreased by 10% and 14% in the first nine months and three months of fiscal 2013, respectively, compared to fiscal 2012, due to the following factors:

•                  A 26% and 28% decrease, respectively, in financial products revenue primarily attributable to the delay in the IRS acceptance of tax returns. However, the effect of the decrease in volume of ERCs due to the IRS delays was offset in part by increased revenue per product because we processed more ERCs through JTH Financial rather than through third-party partners, and because we shared fee revenue with the ERCs for which we used third-party partners.  Additionally, due to a difference in this year’s contract with the non—bank lender for the ICA program, the program is accounted for on a net basis instead of on a gross basis, as in prior years.

•                  A 12% and 13% decrease, respectively, in royalties and a 19% and 21% decrease, respectively, in advertising fees, primarily due to the delay in the tax filing season.

•                  A 13% decrease in territory franchise fees for the nine months ended January 31, 2013 as compared to the same period last year, largely due to a decline in franchise sales.  In the first nine months of fiscal 2013, 270 franchise territories were sold and recognized compared to 387 in the prior year period (120 of the sales were under our zero franchise fee model in 2013, compared to 212 such sales in 2012).  In the third quarter of fiscal 2013, territory franchise fees increased 19% as compared to fiscal 2012; 96 franchise territories were sold and recognized compared to 181 in the prior year period (41 of the sales were under our zero franchise fee model in 2013, compared to 132 such sales in 2012).  Moreover, the fact that a larger number of new franchisees purchased territories from existing franchisees contributed to the decline in franchise fee revenue.

•                  A 12% and 24% decrease, respectively, in tax preparation fees primarily due to the delay in the 2013 tax filing season, offset in part by an increase in the number of company-owned offices, including tax kiosks in Walmart stores. At January 31, 2013, we operated 264 company offices, an increase from 93 company offices operated at the same date in 2012. Of these company-owned offices, 154 were kiosks located at Walmart stores.

The decreases in financial products revenue, royalties, advertising fees and franchises fees were partially offset by a 20% and 18% increase, respectively, in interest income, reflecting additional lending we made to our franchisees and ADs for the acquisition of territories and areas and to our franchisees for working capital purposes.

Operating expenses.    The table below details the amounts and changes in our operating expenses for the three and nine months ended January 31, 2013 and 2012.

	Nine Months Ended January 31,				Three Months Ended January 31,
			Change				Change
	2012	2013	$	%	2012	2013	$	%
	(dollars in thousands)

Employee compensation and benefits	$20,111	$24,566	$4,455	22%	$7,902	$10,285	$2,383	30%
Advertising	12,389	12,786	397	3%	8,770	7,687	(1,083)	(12)%
General and administrative	17,713	19,433	1,720	10%	8,655	7,857	(798)	(9)%
Depreciation, amortization and impairment charges	4,965	5,357	392	8%	1,647	1,728	81	5%
Total operating expenses	$55,178	$62,142	$6,964	13%	$26,974	$27,557	$583	2%

Our total operating expenses increased by $7.0 million or 13% in the first nine months of fiscal 2013.  The largest components of this increase were:

•                  A 22% increase in employee compensation and benefits primarily attributable to the addition of corporate personnel to support the anticipated growth in the number of offices and our becoming a public company, as well as the additional personnel hired to run 171 additional company-owned offices.

•                  An 10% increase in general and administrative expenses, caused primarily by the following:

•                  A $1.1 million increase in bad debt expense based on our assessment of the appropriate level of allowance for doubtful accounts.  The percentage of the note balances reserved remained consistent, at 4%, at January 31, 2013 and 2012.

•                  A $1.0 million increase in rent and utilities expense, largely related to an increase in the number of company-owned offices.

•                  A $647,000 increase in professional fees due to additional costs associated with becoming a public company and increased litigation costs related to current litigation.

•                  A $515,000 increase in travel and entertainment expense for costs primarily related to attracting new franchisees and training existing and new franchisees as well as travel to support the increased number of company-owned offices.

•                  A $455,000 increase in computer supply and software expense for subscriptions to software as a service related to the use of electronic signatures for customer documents.

The increases in bad debt expense, rent and utility costs, professional fees, travel and computer supply and software costs were partially offset by a decrease of $2.6 million because we restructured our financial products program for the 2013 tax season to eliminate a franchisee rebate on ERCs (rebate expense was recorded in fiscal 2012) and because of a difference in this year’s contract with the non-bank lender for the ICA program, the program is accounted for on a net basis instead of on a gross basis, as in prior years.

Our total operating expenses increased by $583,000 or 2% in the three months ended January 31, 2013, compared to the same period of fiscal 2012.  The largest component of this increase was a 30% increase in employee compensation and benefits primarily attributable to the addition of corporate personnel to support the anticipated growth in the number of offices and our becoming a public company, partially offset by:

•                  A 12% decrease in advertising expenses due to timing, because we incurred a larger part of our advertising spending during the first two quarters of fiscal 2013, as compared to fiscal 2012.

•                  A 9% decrease in general and administrative expenses, caused primarily by a decrease of $2.4 million in expense because we restructured our financial products program for the 2013 tax season to eliminate a franchisee rebate on ERCs (rebate expense was recorded in fiscal 2012) and because of a difference in this year’s contract with the non-bank lender for the ICA program, the program is accounted for on a net basis instead of on a gross basis, as in prior years, offset in part by:

•                  A $620,000 increase in bad debt expense based on our assessment of the appropriate level of allowance for doubtful accounts.

•                  A $422,000 increase in rent and utilities expense, due to an increase in the number of company-owned offices.

•                  A $215,000 increase in travel and entertainment expense for costs primarily related to attracting new franchisees and training existing and new franchisees as well as travel to support the increased number of company-owned offices.

•                  A $203,000 increase in computer supply and software expense for subscriptions to software as a service related to the use of electronic signatures for customer documents and due to outfitting an additional 171 company-owned offices with the required supplies.

Other Items.     There were no material changes in other income between the first nine months and third quarter of fiscal 2013 and the respective periods of fiscal 2012. We recorded income tax benefits in the first nine months of fiscal 2013 and 2012 (effective rates of 38.7% and 37.3%, respectively, for the nine-month periods and of 48.5% and 41.6%, respectively, for the three-month periods). Due to the seasonal nature of our business, we expect the losses we incur through the first three quarters of a fiscal year will be more than offset by the results of our fiscal fourth quarter.

Net loss.    For the first nine months of fiscal 2013, as compared to 2012, our net loss increased by 154%, reflecting an increase in operating expenses of 13%, coupled with a 10% decrease in revenues. For the third quarter of fiscal 2013, as compared to 2012, our net income decreased by 76%, reflecting an increase in operating expenses of 2% and a decrease in revenues of 14%.

Liquidity and Capital Resources

Overview of factors affecting our liquidity

Seasonality of cash flow.    Our tax return preparation business is seasonal, and most of our revenues and cash flow are generated during the period from early February through April 30. Following each tax season, from May 1 through early February of the following year, we rely significantly on excess operating cash flow from the previous season, from cash payments made by franchisees and ADs who purchase new territories and areas prior to the next tax season and make cash payments in connection with those purchases, and on the use of our credit facility to fund our operating expenses and invest in the future growth of our business. Our business has historically generated a strong operating cash flow from operations on an annual basis. We devote a significant portion of our cash resources during the off season to finance the working capital needs of our franchisees. We have also incurred significant expenditures in the development of our NextGen project.

Credit facility.    Our credit facility, entered into effective April 30, 2012, originally consisted of a $25 million term loan and a $105 million revolving credit facility. The term loan amortizes on a quarterly basis and matures on April 30, 2017; the revolving loan also expires on that date.  On December 28, 2012, the Company utilized the accordion feature of the revolving loan, increasing the maximum borrowings under that portion of our credit facility by $38,350,000 to $143,350,000.  The outstanding borrowings on both loans accrue interest at an adjusted one month LIBOR rate plus a margin that varies from 1.50% to 2.25% (an increase of 25 basis points from our previous revolving credit facility), depending on our leverage ratio. The interest rate at January 31, 2013 was 1.96% as compared to 1.87% at April 30, 2012. This indebtedness is collateralized by substantially all of our assets, including the assets of our subsidiaries.

Under our credit facility, we are subject to a number of covenants that could potentially restrict how we carry out our business or that require us to meet certain periodic tests in the form of financial covenants. The restrictions we consider to be material to our ongoing business include the following:

• We must satisfy a “leverage ratio” test that is based on our outstanding indebtedness at the end of each fiscal quarter,

• We must satisfy a “fixed charge coverage ratio” test at the end of each fiscal quarter,

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

We were not in compliance with our leverage ratio requirement as of January 31, 2013 because of the unprecedented delay in the IRS commencement of the tax filing season.  That delay affected both the income and debt components of our leverage ratio requirement. Our adjusted EBITDA used to compute our leverage ratio was adversely affected by reduced franchise royalties, advertising fees, tax preparation revenues and financial products revenue attributable to the fact that the tax filing season began only two days before the end of the fiscal quarter. In addition, the indebtedness portion of our leverage ratio calculation was adversely affected by increased borrowings needed in order for us to provide assistance to our franchisees, in order to help them meet their payroll and other cash flow needs at the end of January, when they would normally have begun receiving tax preparation revenue but experienced a significant delay in that source of cash flow because of the delay in the tax filing season. This short-term financing of our franchisees is expected to be recovered through repayments in February and March 2013.  We have obtained a waiver of this failure from our bank syndicate, and we do not anticipate the issue recurring in the future. We were in compliance with all of our debt covenants other than the leverage ratio requirement at January 31, 2013. At February 28, 2013, our outstanding debt was $89.4 million, which would have been sufficient for compliance at January 31, 2013.

Franchisee lending and potential exposure to credit loss.    A substantial portion of our cash flow during the year is utilized to provide funding to our franchisees and ADs.  At January 31, 2013, our total balance of loans to franchises and ADs for working capital and equipment loans, representing cash amounts we had advanced to the franchisees and ADs, was $67.4 million. In addition, at that date, our franchisees and ADs together owed us an additional $92.2 million for unpaid amounts owed to us, typically representing the unpaid purchase price of new territories (in the case of franchisees) and areas comprising clusters of territories (in the case of ADs), and other amounts owed to us for royalties and other unpaid amounts for which our franchisees and ADs had outstanding payment obligations. The amounts advanced by us to franchisees at January 31, 2013 were higher than expected because of the postponement of the tax filing season by the Internal Revenue Service. At the end of the third quarter, we elected to utilize funds available under our revolving credit facility to make additional cash available to our franchisees for working capital purposes, but expect to recover those additional franchisee borrowings early in our fiscal fourth quarter as the backlog of tax filings created by the IRS delay is dissipated.

Our actual exposure to potential credit loss associated with franchisee loans is less than the aggregate amount of those loans because a significant portion of those loans are to franchisees located within AD areas, where our AD is ultimately entitled to a substantial portion of the franchise fee and royalty revenues represented by some of these loans. For this reason, the amount of indebtedness of franchisees to us is effectively offset in part by our related payable obligation to ADs with respect to franchise fees and royalties. As of January 31, 2013, the total indebtedness of franchisees to us where the franchisee is located in an AD area was $107.0 million, but $21.7 million of that indebtedness represents amounts ultimately payable to ADs as their share of franchise fees and royalties.

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

The unpaid amounts owed to us from our franchisees and ADs are collateralized by the underlying franchise or area and are guaranteed by the respective franchisee or AD and the related owner(s). Accordingly, to the extent a franchisee or AD does not satisfy its payment obligations to us, we may repossess the underlying franchise or area in order to resell it in the future. At January 31, 2013, we had an investment in impaired accounts and notes receivable and related interest receivable of approximately $8.8 million. We consider accounts and notes receivable to be impaired if the amounts due exceed the fair value of the underlying franchise and estimate an allowance for doubtful accounts based on that excess. Amounts due include the recorded value of the accounts and notes receivable reduced by the allowance for uncollected interest, amounts due to ADs for their portion of franchisee receivables, any related deferred revenue and amounts owed to the franchisee or AD by us. In establishing the fair value of the underlying franchise, we consider net fees of open territories and the number of unopened territories. At January 31, 2013, we have recorded an allowance for doubtful accounts for accounts and notes receivable of $7.3 million. There were no significant concentrations of credit risk with any individual franchisee or AD as of January 31, 2013; we believe our allowance for doubtful accounts as of January 31, 2013 is adequate for our existing loss exposure. We closely monitor the performance of our franchisees and ADs and will adjust our allowances as appropriate if we determine the existing allowances are inadequate to cover estimated losses.

ICA repurchase obligation.    During the 2013 tax season, we continued a relationship with a non-bank lender to offer ICAs to customers in certain states. In exchange for a share in the profits of the program we have agreed to repurchase delinquent loans from the third party lender. These loans are typically made with the expectation that they will only be outstanding for a few weeks. We are obligated to repurchase these loans if they are not repaid within 60 days. We expect the number of these loans made and the balance outstanding to peak early in the tax filing season, but significantly decrease by the end of February. As of January 31, 2013, $28.2 million in loans were originated,  of which we estimate 2.25% will become delinquent and need to be repurchased from the third party lender.  We believe the profits of the program should be sufficient to cover these repurchases.  In some cases, subsequent to the repurchase of these loans, we may recover a portion of the loan balance.

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

Sources and uses of cash

Operating activities. In the first nine months of fiscal 2013, we used $7.6 million more cash in our operating activities compared to the first nine months of fiscal 2012. Some of the items that contributed to the increase in our negative operating cash flow for the first nine months of fiscal 2013 compared to the prior year include:

•                  Higher payroll related payments of $4.4 million primarily attributable to the addition of corporate personnel to support the anticipated growth in the number of offices and our becoming a public company.

•                  Lower franchise fee and royalty and advertising royalty receipts of $1.6 million.  Franchise fee receipts are less due to fewer sales in fiscal 2013 than 2012 and royalty and advertising royalty receipts are less due to the delay in the tax filing season.

•                  Lower cash receipts of $1.0 million for financial products, due to the delay in the start of the tax season.

•                  Higher general and administrative payments of $0.5 million in the first nine months of fiscal 2013 as compared to fiscal 2012 due to:

•                  Increased payments for prepaid and other assets of $1.8 million primarily related to advances to the ICA program of $1.2 million,

•                  Due to timing, during the first nine months of fiscal 2013 we made $1.3 million less in payments related to general and administrative expenses than we did in the first nine months of fiscal 2012.

•                  Lower payments of $550,000 for financial product rebates paid during fiscal 2013 as compared to the previous year.

Investing activities. In the first nine months of fiscal 2013, we utilized an additional $8.4 million in cash from investing activities compared to the same period in fiscal 2012. The increase was largely attributable to the following factors:

•                  An increase of $6.1 million for the issuance of operating loans to our franchisees (including ADs), net of payments received on operating loans,

•                  An increase of $3.0 million for the purchase of equity securities in a strategic partner,

•                  An increase in purchases of property and equipment of $1.6 million, primarily related to the purchase of additional office space to support the expansion of JTH Financial.

The above uses of cash were offset partially by an increase of $1.5 million in the proceeds from the sale of customer lists and other assets, which was due to AD sales that occurred in the first nine months of fiscal 2013, but not fiscal 2012.  Additionally, there was an $1.0 million equity investment in an software company that occurred in fiscal 2012 that did not recur in fiscal 2013.

Financing activities. In the first nine months of fiscal 2013, we generated $3.3 million less cash from financing activities compared to the same period of fiscal 2012, because our net borrowings under our revolving credit facility decreased $4.7 million. This was primarily because our new $25 million term loan was outstanding at April 30, 2012 and the proceeds from the term loan reduced our need to draw on the line of credit in the first nine months of fiscal 2013 to the same extent as in the period of fiscal 2012. In addition to this decrease in borrowings, we received $1.6 million more in proceeds from the exercise of stock options than in the previous fiscal year and engaged in $1.0 million less in stock repurchases because we stopped our repurchase program during the period before we became a public company.  We resumed our repurchase program in September 2012.

Future cash needs and capital requirements

Operating cash flow needs.    We believe our credit facility entered into on April 30, 2012 and amended in December 2012, will be sufficient to support our cash flow needs.  As noted above, on December 28, 2012, we increased the maximum borrowings under the revolving credit facility to $143,350,000.

At January 31, 2013, using the leverage ratio applicable under our loan covenants at the end of that quarter, we had no unused borrowing capacity because we were not in compliance with out leverage ratio requirements at that date. Under our credit facility, our leverage ratio requirement at the end of each fiscal quarter is 3:1, except at January 31, 2013, when it increases to 4:1. The circumstances and effect of that failure are discussed further below.

Our credit facility also contains a requirement that we reduce the balance of our revolving loan to zero for a period of at least 45 consecutive days each fiscal year. However, because our term loan will remain outstanding during that 45 day period, and given our historic cash flow experience at the end of and beginning of each fiscal year, we do not anticipate that the unavailability of our revolving loan during that 45 day period each fiscal year will adversely affect our cash flow. We have already satisfied this requirement for fiscal 2013.

We believe several factors will affect our cash flow in future periods, including the following:

• The extent to which we extend additional financing to our franchisees and ADs, beyond the levels of prior periods,

• The extent and timing of our expenditures related to our NextGen project. Our NextGen project is an integral part of our determination to deliver an improved level of service to our franchisees. In addition to integrating our online and retail-based tax preparation software, we expect the NextGen project, when fully deployed, to improve the ability of our franchisees to comply with financial information protection requirements by moving most tax preparation information to a secure centralized platform, and to provide web-based support services in a way that will be both more accessible to our franchisees and their employees and less expensive for us to provide,

• The cash flow effect of selling franchises under our new program allowing franchisees to purchase additional territories without making any cash down payment,

• The offsetting impact of the higher royalty rates we receive from franchisees who elect to purchase territories under the no down payment plan,

•The extent to which we engage in stock repurchases. In August 2012, our Board of Directors approved an increase in our authorization to repurchase shares, permitting repurchases up to $5.0 million of our Class A common stock without an expiration date on the authorization. These repurchases may be conducted through open market transactions or as privately negotiated transactions.  As of January 31, 2013, we utilized $791,021 of this authorization,

• Our ability to generate fee and other income related to financial products in light of regulatory pressures on us and our business partners,

• The extent to which we repurchase AD areas in order to allow us to receive a full stream of royalties from the franchisees in the AD areas in future periods, and

• The extent, if any, to which our Board of Directors elects to declare dividends on our common stock,

Effect of our credit facility covenants on our future performance.    Our credit facility, which matures on April 30, 2017, imposes several restrictive covenants, consistent with the covenants that applied under the revolving credit facility it replaced. The credit facility contains a covenant that requires us to maintain a “leverage ratio” of not more than 4:1 at the end of the fiscal quarter ending January 31, and a ratio of not more than 3:1 at the end of each other fiscal quarter. The higher permitted leverage ratio at the end of the January 31 quarter reflects the fact that as of that date, we have typically extended significant credit to our franchisees for working capital and other needs that is not reflected in revenue that we receive from our franchisees until the period beginning in February each year.

At January 31, 2013 our leverage ratio was 4.86:1.  We did not have any available borrowing capacity under the revolving credit facility at January 31, 2013 because we were not in compliance with our leverage ratio covenant of 4:1.  The leverage ratio is measured only at the end of each fiscal quarter, and so there may be times at which we exceed the quarter-end leverage ratio during the quarter, which we are permitted to do provided that our leverage ratio is within the allowable ratio at quarter-end.

Our non-compliance with the leverage ratio covenant as of January 31, 2013 was caused by an unprecedented delay in the start of the federal tax filing season attributable to the delays in the fiscal cliff resolution. This delay adversely affected revenue for the quarter ended January 31, 2013 and total borrowings at that date. The delay in the filing season and consequently in the processing of tax refunds shifted tax preparation revenue to our fiscal fourth quarter and required us to make additional short-term loans to our franchises so that they could sustain operations through the month of January. We have obtained a waiver from our bank syndicate for the leverage ratio covenant failure and do not anticipate the issue recurring in the future.

We are additionally obligated to satisfy a fixed charge coverage ratio test which requires that ratio to be not less than 1.50:1 at the end of every fiscal quarter. At January 31, 2013, our fixed charge coverage ratio was 1.91:1.

Notwithstanding the non-compliance issue at January 31, 2013 attributable to the delay in the tax filing season, we expect to be able to manage our cash flow and our operating activities in such a manner that we will be able to satisfy our obligations under the revolving credit facility for the remainder of the term of that facility.

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

Off Balance Sheet Arrangements

We are a party to interest rate swap agreements that allow us to manage fluctuations in cash flow resulting from changes in the interest rate on our credit facility. These swaps effectively change the variable-rate of our credit facility into a fixed rate credit facility. Under the swaps, we receive a variable interest rate based on the one month LIBOR and pay a fixed interest rate of 2.49% or 2.52% under the different swaps. The notional amounts of the swaps vary from $10 million to $70 million per month, depending on our forecasted seasonal borrowings. At January 31, 2013, the fair value of our interest rate swaps was a liability of $115,000 and was included in accounts payable and accrued expenses. The interest rate swaps expire in March 2013.

We also enter into forward contracts to eliminate exposure related to foreign currency fluctuations in connection with the short-term advances we make to our Canadian subsidiary in order to fund personal income tax refund discounting for our Canadian operations. At January 31, 2013, the fair value of forward contracts outstanding was a liability of $46,000 and was included in accounts payable and accrued expenses.

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

PART II

ITEM 1

LEGAL PROCEEDINGS

There have been no material developments with respect to the legal proceedings reported in our Annual Report on Form 10-K for the year ended April 30, 2012 since the date of that report, except as follows:

California Attorney General litigation. In January 2013, the California Court of Appeal upheld the trial court decision described in our annual report on Form 10-K for the year ended April 30, 2012. In February 2013, we filed a petition for review with the Supreme Court of the State of California seeking review of the portion of the trial court’s decision that would obligate us to treat our ERC products as loans for the purpose of making customer disclosures, and we are awaiting that court’s decision on whether it will consider the appeal.

South Carolina litigation. In February 2013, the United States District Court for the District of South Carolina ruled that this litigation would not be certified as a class action. That decision has not been appealed by the plaintiffs, and consequently, the case can now proceed only on the individual claims related to tax returns filed by the several former customers who are the plaintiffs in this case.

ITEM 1A

RISK FACTORS

There have been no material changes in our risk factors from those reported at April 30, 2012 in our Annual Report on Form 10-K for the year ended April 30, 2012 and from those reported for the quarter ended July 31, 2012 in our Quarterly Report on Form 10-Q, except for the following updated and amended and additional risk factors:

We are operating an increasing number of company-owned offices, and these offices may not be as successful as our franchised offices.

Historically, almost all Liberty Tax offices have been owned by franchisees, and most of the company-owned offices we have operated during a tax season have been offices previously operated by former franchisees. For the 2013 tax season, we operated a total of 264 company-owned offices, including 154 kiosks in Walmart stores. Our company-owned offices other than the Walmart kiosks tend to be less successful than our typical franchisee-owned offices, because they often represent offices transitioned from a less successful franchisee. For this reason, we are not able to obtain the continuity of staffing in company-owned offices that we expect to experience in our franchisee-owned offices. With respect to kiosks in retail stores such as Walmart, we sometimes view the opportunity to operate in retail stores as strategic, with the understanding that a typical store-based kiosk does not generate the volume of tax returns or profitability that is experienced in a storefront location.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuances of our Class A Common Stock during the quarter ended January 31, 2013.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Stock repurchase activity during the three months ended January 31, 2013 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares that may Be Purchased Under the Plan(2)
November 1 through November 30, 2012	—	$—	—	$4,429,942
December 1 through December 31, 2012	2,397	13.84	2,397	$4,396,763
January 1 through January 31, 2013	13,645	13.76	13,645	$4,208,979
Total	16,042		16,042

(1) During the three months ended January 31, 2013, we did not purchase any of our shares other than through open market purchases under the publicly announced plan described in the following footnote.

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

JTH HOLDING INC. (Registrant)

Dated: March 12, 2013	By:	/s/ John T. Hewitt
John T. Hewitt Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Dated: March 12, 2013	By:	/s/ Mark F. Baumgartner
Mark F. Baumgartner Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

31.1	Certification of Chief Executive Officer	X

31.2	Certification of Chief Financial Officer	X

32.1(1)	Section 1350 Certification (Chief Executive Officer)	X

32.2(1)	Section 1350 Certification (Chief Financial Officer)	X

101.INS(2)	XBRL Instance Document	X

101.SCH(2)	XBRL Taxonomy Extension Schema	X

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase	X

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase	X

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