Form 10-Q
period 2013-07-31
JTH Holding, Inc.
filed 2013-10-18
CIK 1528930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2013

OR

☐         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to             .

Commission File Number 001-35588

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

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, at the close of business on October 14, 2013 was 12,037,321 shares.

JTH HOLDING, INC.

Form 10-Q for the Period Ended July 31, 2013

PART I

ITEM 1
FINANCIAL STATEMENTS

As described in the JTH Holding, Inc. Annual Report on Form 10-K for the year ended April 30, 2013, we have restated our consolidated financial statements and other information as of April 30, 2012 and the unaudited quarterly financial information for each quarter in the fiscal year ended April 30, 2012 and for the first three quarters of the fiscal year ended April 30, 2013. For further discussion of the effects of the restatement for the fiscal quarter ended July 31, 2012, see Part 1, Item1 "Financial Statements," Note 15 "Restatement of Previously Issued Financial Statements" to our Condensed Consolidated Financial Statements, Item 2, "Management's Discussion and Analysis of Results of Operations and Financial Condition" and Item 4 "Controls and Procedures."

JTH HOLDING, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
July 31, 2013 (unaudited) and April 30, 2013
(In thousands except share data)

	(unaudited)
	July 31, 2013	April 30, 2013
Assets
Current assets:
Cash and cash equivalents	$8,573	$19,013
Receivables (note 2):
Trade accounts	24,116	41,856
Notes	32,470	34,156
Interest, net	1,706	877
Allowance for doubtful accounts	(4,481)	(5,583)
Total receivables, net	53,811	71,306
Available for sale securities (note 3)	4,001	3,619
Income tax receivable	4,017	3
Deferred income taxes (note 8)	3,375	4,232
Other current assets	2,469	4,960
Total current assets	76,246	103,133
Property, equipment, and software, net of accumulated depreciation of $19,695 and $19,006 as of July 31, 2013 and April 30, 2013, respectively	34,805	33,037
Notes receivable, excluding current portion, net of allowance for uncollectible amounts of $1,939 and $1,101 as of July 31, 2013 and April 30, 2013, respectively (note 2)	25,106	14,352
Goodwill (note 4)	6,992	5,685
Other intangible assets, net of accumulated amortization of $4,726 and $3,998 as of July 31, 2013 and April 30, 2013, respectively (note 4)	13,277	10,921
Other assets, net	2,228	2,402
Total assets	$158,654	$169,530
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt (note 6)	$3,918	$3,400
Accounts payable and accrued expenses	6,866	11,954
Due to area developers (note 2)	9,900	18,248
Income taxes payable (note 8)	—	5,897
Deferred revenue - short-term portion	6,822	7,555
Total current liabilities	27,506	47,054
Long-term debt, excluding current installments (note 6)	23,635	24,283
Revolving credit facility (note 6)	16,505	—
Deferred revenue - long-term portion	9,108	10,381
Liability classified stock-based compensation awards (note 10)	—	5,111
Deferred income taxes (note 8)	600	865
Total liabilities	77,354	87,694
Commitments and contingencies (note 13)
Stockholders’ equity (notes 9 and 10):
Class A preferred stock, $0.01 par value per share, 190,000 shares authorized, 0 shares issued and outstanding	—	—
Special voting preferred stock, $0.01 par value per share, 10 shares authorized, issued and outstanding	—	—
Class A common stock, $0.01 par value per share, 21,200,000 shares authorized, 12,023,265 and 11,975,128 shares issued and outstanding at July 31, 2013 and April 30, 2013, respectively	120	120
Class B common stock, $0.01 par value per share, 1,000,000 shares authorized, 900,000 shares issued and outstanding	9	9
Exchangeable shares, $0.01 par value, 100,000 shares issued and outstanding	1	1
Additional paid-in capital	7,220	1,920
Accumulated other comprehensive income, net of taxes	1,285	1,194
Retained earnings	72,665	78,592
Total stockholders’ equity	81,300	81,836
Total liabilities and stockholders’ equity	$158,654	$169,530
See accompanying notes to condensed consolidated financial statements.

JTH HOLDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three months ended July 31, 2013 and 2012 (unaudited)
(In thousands, except per share data)

	Three Months Ended July 31,
	2013	2012
		As Restated (1)
Revenues:
Franchise fees	$1,039	$666
Area developer fees	1,803	1,923
Royalties and advertising fees	1,449	1,324
Financial products	449	302
Interest income (note 2)	2,234	2,548
Tax preparation fees, net of discounts	386	216
Net gain on sale of company-owned offices and other revenue	705	265
Total revenues	8,065	7,244
Operating expenses:
Employee compensation and benefits	6,089	6,666
General and administrative expenses	6,266	5,816
Area developer expense	828	717
Advertising expense	2,684	2,560
Depreciation, amortization, and impairment charges	1,578	1,591
Total operating expenses	17,445	17,350
Loss from operations	(9,380)	(10,106)
Other income (expense):
Foreign currency transaction gains (losses)	(7)	2
Interest expense (notes 6 and 7)	(245)	(292)
Loss before income taxes	(9,632)	(10,396)
Income tax benefit (note 8)	(3,705)	(4,033)
Net loss	$(5,927)	$(6,363)
Net loss per share of Class A and Class B common stock:
Basic and diluted	$(0.46)	$(0.52)
 (1) As restated - See Note 15 "Restatement of Previously Issued Financial Statements" of Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

JTH HOLDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
Three months ended July 31, 2013 and 2012 (unaudited)
(In thousands)

	Three Months Ended July 31,
	2013	2012
		As Restated (1)
Net loss	$(5,927)	$(6,363)
Interest rate swap agreements, net of taxes (note 7)	—	45
Unrealized gain on equity securities available for sale, net of taxes (note 3)	232	—
Foreign currency translation adjustment	(140)	(228)
Comprehensive loss	$(5,835)	$(6,546)
  (1) As restated - See Note 15 "Restatement of Previously Issued Financial Statements" of Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

JTH HOLDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three months ended July 31, 2013 and 2012 (unaudited)
(In thousands)

	2013	2012
		As Restated (1)
Cash flows from operating activities:
Net loss	$(5,927)	$(6,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	1,562	1,528
Depreciation and amortization	1,578	1,591
Amortization of deferred financing costs	84	69
Stock-based compensation expense related to equity classified awards	175	398
Stock-based compensation expense related to liability classified awards	(872)	—
Gain on bargain purchases and sales of company-owned offices	(351)	(60)
Equity in loss of affiliate	68	69
Deferred tax expense	592	1,941
Changes in assets and liabilities decreasing cash flows from operating activities	(11,454)	(15,390)
Net cash used in operating activities	(14,545)	(16,217)
Cash flows from investing activities:
Issuance of operating loans to franchisees	(7,296)	(9,956)
Payments received on operating loans from franchisees	999	999
Purchases of area developer rights and company-owned offices	(2,145)	(1,329)
Proceeds from sale of company-owned offices and area developer rights	3	350
Purchase of property and equipment	(2,904)	(1,976)
Net cash used in investing activities	(11,343)	(11,912)
Cash flows from financing activities:
Proceeds from the exercise of stock options	1,492	1,592
Repurchase of common stock	(863)	(843)
Repayment of long-term debt	(1,929)	(1,561)
Borrowings under revolving credit facility	17,210	11,078
Repayments under revolving credit facility	(705)	—
Payment for debt issue costs	—	(8)
Tax benefit of stock option exercises	258	269
Net cash provided by financing activities	15,463	10,527
Effect of exchange rate changes on cash, net	(15)	(18)
Net decrease in cash and cash equivalents	(10,440)	(17,620)
Cash and cash equivalents at beginning of period	19,013	19,848
Cash and cash equivalents at end of period	$8,573	$2,228
   (1) As restated - See Note 15 "Restatement of Previously Issued Financial Statements" of Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

JTH HOLDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three months ended July 31, 2013 and 2012 (unaudited)
(In thousands)

	2013	2012
		As Restated (1)
Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$172	$199
Cash paid for taxes, net of refunds	5,492	6,364
Supplemental disclosures of noncash investing and financing activities:
During the three months ended July 31, 2013 and 2012, the Company acquired certain assets from franchisees and area developers as follows:
Fair value of assets purchased	$5,211	$3,975
Receivables applied	(3,170)	(2,368)
Accounts payable canceled	1,682	874
Notes payable issued	(2,676)	(1,508)
Elimination of related deferred revenue	1,098	356
Cash paid to franchisees and area developers	$2,145	$1,329
During the three months ended July 31, 2013 and 2012, the Company sold certain assets to franchisees and area developers as follows:
Book value of assets sold	$698	$437
Deferred gain on sale	—	269
Notes received	(695)	(356)
Cash received from franchisees and area developers	$3	$350
Accrued capitalized software costs included in accounts payable	$346	$850
  (1) As restated - See Note 15 "Restatement of Previously Issued Financial Statements" of Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 31, 2013 and 2012 (Unaudited)

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

(b) Principles of Consolidation and Unaudited Financial Statements

The condensed consolidated financial statements include the accounts of JTH Holding, Inc. and its wholly owned subsidiaries. Assets and liabilities of the Company’s Canadian operations have been translated into U.S. dollars using the exchange rate in effect at the end of the period. Revenues and expenses have been translated using the average exchange rates in effect each month of the period. Transaction gains and losses are recognized when incurred. The Company also consolidates any variable interest entities of which it is the primary beneficiary. When the Company does not have a controlling interest in an entity, but exerts significant influence over the entity, the Company applies the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (US GAAP) for interim financial information.  The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements.  Consolidated balance sheet data as of April 30, 2013 was derived from the Company’s April 30, 2013 Annual Report on Form 10-K. As discussed in note 15, the Company has restated its financial statements for the three months ended July 31, 2012.

In the opinion of management, all adjustments necessary for a fair presentation of such financial statements in accordance with US GAAP have been recorded.  These adjustments consisted only of normal recurring items.  The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in its April 30, 2013 Annual Report on Form 10-K.

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

(d) Foreign Operations

Canadian operations contributed $520,000 and $484,000 in revenues for the three months ended July 31, 2013, and 2012, respectively.

(e) Seasonality of Business

The Company’s operating revenues are seasonal in nature with peak revenues occurring in the months of January through April.  Therefore, results for interim periods are not indicative of results to be expected for the full year.

(2) Notes and Accounts Receivable

The Company provides financing to franchisees for the purchase of franchises, clusters of territories, company-owned offices and/or for working capital and equipment needs. The franchise-related notes generally are payable over five years and the working capital and equipment notes generally are due within one year. All notes bear interest at 12%.  Activity related to notes receivable for the three months ended July 31, 2013 and the fiscal year ended April 30, 2013 was as follows:

	July 31, 2013	April 30, 2013
	(In thousands)
Balance at beginning of period	$89,340	$79,838
Notes received for:
Sales of franchises and clusters of territories	825	6,770
Sales of certain assets to franchisees	695	15,130
Franchisee to franchisee note assumptions	1,813	11,259
Working capital and equipment loans to franchisees	7,304	75,642
Refinancing of accounts receivable	4,897	18,527
	15,534	127,328
Repayment of notes	(2,631)	(95,664)
Notes canceled	(4,677)	(21,981)
Foreign currency adjustment	(68)	(181)
Balance at end of period	97,498	89,340
Unrecognized revenue portion of notes receivable	(37,983)	(39,731)
Notes receivable less unrecognized revenue	$59,515	$49,609

Most of the notes receivable are due from the Company's franchisees and area developers (ADs) and are collateralized by the underlying franchise and are guaranteed by the respective franchisee or AD and franchise or AD owner(s). The franchisees' ability to repay the notes is dependent upon both the performance of the tax preparation industry as a whole and the individual franchisees' or ADs' areas.
The refinancing of accounts receivable results from a franchisee electing to deliver to the Company a promissory note for past-due royalties and advertising fees that have been previously recorded as accounts receivable in the consolidated financial statements. Effective October 1, 2013, the Company reduced the interest rate on its past due accounts receivable to 12% and therefore has ceased its practice of refinancing accounts receivable into notes receivable. This is not expected to have a material effect on the Company's consolidated financial statements.
Notes canceled are comprised of the cancellation of existing unpaid notes of selling franchisees in franchisee to franchisee sales that include the assumption of debt by the acquiring franchisee, and any unpaid notes receivable from a franchisee or AD related to specific territories or clusters of territories that the Company reacquires. In the latter transactions, the cancellation of notes is part of the consideration paid by the Company, and any excess of the consideration paid over the fair value of assets acquired is written off to the allowance for doubtful accounts.
Unrecognized revenue relates to the financed portion of franchise fees and area developer fees and, in the case of sales of company-owned offices, the financed portion of gains related to these sales, in each case where revenue has not yet been recognized. For franchise fees and gains related to the sale of company-owned offices, revenue is recorded as note payments are received by the Company. Payments on area developer fee notes receivable generate a corresponding increase in deferred revenue, which is amortized into revenue over the life of the area developer contract, generally 10 years.
Management believes that the recorded allowance is adequate based upon its consideration of the estimated value of the franchises and ADs supporting the receivables. Any adverse change in the tax preparation industry or the individual franchisees' or ADs' areas could affect the Company's estimate of the allowance.
Notes and accounts receivable include royalties billed that relate to territories operated by franchisees located in AD territories. The Company has recorded amounts payable to area developers for their share of these receivables of $9,900,000 and $18,248,000 at July 31, 2013 and April 30, 2013, respectively.

Activity in the allowance for doubtful accounts for the three months ended July 31, 2013, and 2012 was as follows:

	2013	2012
		As Restated
	(In thousands)
Beginning balance	$6,684	$5,290
Additions charged to expense	1,562	1,528
Write-offs	(1,812)	(1,425)
Foreign currency adjustment	(14)	(34)
Ending balance	$6,420	$5,359

Management considers accounts and notes receivable to be impaired if the amounts due exceed the fair value of the underlying franchise and estimates an allowance for doubtful accounts based on that excess. Amounts due include contractually obligated accounts and notes receivable less unrecognized revenue, reduced by the allowance for uncollected interest, amounts due ADs, the related deferred revenue and amounts owed to the franchisee by the Company. In establishing the fair value of the underlying franchise, management considers net fees of open offices earned during the most recently completed tax season and the number of unopened offices.

The allowance for doubtful accounts at July 31, 2013 and April 30, 2013 was allocated as follows:

	July 31, 2013	April 30, 2013
	(In thousands)
Impaired:
Notes receivable including interest less unrecognized revenue	$8,596	$9,399
Accounts receivable	5,112	5,907
Less allowance for uncollected interest, amounts due ADs, related deferred revenue and amounts due franchisees	(2,119)	(2,336)
Net amount due	$11,589	$12,970
Allowance for doubtful accounts for impaired notes and accounts receivable	$5,537	$6,120
Nonimpaired:
Notes receivable including interest less unrecognized revenue	$54,089	$42,459
Accounts receivable	21,082	37,650
Less allowance for uncollected interest, amounts due ADs, related deferred revenue and amounts due franchisees	(12,259)	(19,992)
Net amount due	$62,912	$60,117
Allowance for doubtful accounts for non-impaired notes and accounts receivable	$883	$564
Total allowance for doubtful accounts	$6,420	$6,684

The aging of accounts and notes receivable at July 31, 2013 was as follows:

	Total Past Due	Allowance for Uncollected Interest	Current	Total Receivables
	(In thousands)
Accounts receivable	$23,058	$(2,078)	$3,136	$24,116
Notes receivable	9,136	(1,464)	53,549	61,221
Total	$32,194	$(3,542)	$56,685	$85,337

Accounts receivable are considered to be past due if unpaid after 30 days and notes receivable are considered past due if unpaid after 90 days, at which time the notes are put on nonaccrual status.

The Company’s average investment in impaired notes receivable during the three months ended July 31, 2013 and 2012 was $8,998,000 and $6,234,000 , respectively.  Interest income related to impaired notes was $201,000 and $138,000 for the three months ended July 31, 2013 and 2012, respectively.  The Company’s investment in notes receivable on nonaccrual status at July 31, 2013 and April 30, 2013 was $7,672,000 and $8,375,000, respectively.

At July 31, 2013, the Company had unfunded lending commitments for working capital loans to franchisees and area developers of $13,324,000.

(3) Investments

During fiscal 2013, the Company purchased corporate equity securities, as a strategic investment in a business partner, for $2,980,000.  At July 31, 2013, the fair value of the investment was $4,001,000.  The Company classifies this investment as available for sale and recognizes unrealized gain on the available for sale securities, net of tax, in accumulated other comprehensive income in the stockholders’ equity section of the consolidated balance sheets. The unrealized gain, net of tax, on the available for sale securities at July 31, 2013 was $619,000.

(4) Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the three months ended July 31, 2013 are as follows:

	Goodwill	Accumulated impairment loss	Net
	(In thousands)
Balance at April 30, 2013	$6,457	$(772)	$5,685
Acquisitions of assets from franchisees	1,721	—	1,721
Disposals and foreign currency changes, net	(428)	14	(414)
Impairments	—	—	—
Balance at July 31, 2013	$7,750	$(758)	$6,992

Components of intangible assets are as follows:

		As of July 31, 2013			As of April 30, 2013
	Amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Amortizable other intangible assets:
Acquired customer lists	7 years	$1,603	$(299)	$1,304	$1,603	$(171)	$1,432
Assets acquired from franchisees:
Customer lists	4 years	2,419	(644)	1,775	1,834	(582)	1,252
Reacquired rights	2 years	2,098	(1,169)	929	1,640	(905)	735
Area developer rights	10 years	11,883	(2,614)	9,269	9,842	(2,340)	7,502
		$18,003	$(4,726)	$13,277	$14,919	$(3,998)	$10,921

During the three months ended July 31, 2013, the Company acquired the assets of various franchisees for $3,155,000.  These acquisitions were accounted for as business combinations, with all value allocated to the identifiable intangible assets.  The acquired businesses are operated as Company-owned offices until a buyer is found.

The purchase price of assets acquired from franchisees was allocated as follows:

	Three Months Ended July 31,
	2013	2012
		As Restated
	(In thousands)
Customer lists	$786	$401
Reacquired rights	648	276
Goodwill	1,721	1,065
Total	$3,155	$1,742

(5) Leases

The Company is obligated under various short-term operating leases for office space that expire at various dates.  Total rent expense for operating leases, net of subleases, was $756,000 and $642,000 for the three months ended July 31, 2013 and 2012, respectively.

(6) Debt

The Company has a credit facility that consists of a $25,000,000 term loan and a revolving credit facility that originally allowed borrowing of up to $105,000,000, with an accordion feature permitting the Company to request an increase in availability of up to an additional $70,000,000.  On December 28, 2012, the Company utilized the accordion feature to increase the borrowing limit under the revolving credit facility by $38,350,000, increasing the maximum borrowings under that portion of its credit facility to $143,350,000.  Outstanding borrowings accrue interest at one-month London Inter-Bank Offered Rate (LIBOR) plus a margin ranging from 1.5% to 2.25% depending on the Company’s leverage ratio. At July 31, 2013, the interest rate was 1.95%. The indebtedness is collateralized by substantially all the assets of the Company and both loans mature on April 30, 2017.  The credit facility contains certain financial covenants that the Company must meet, including leverage and fixed charge coverage ratios as well as minimum net worth requirements.  The Company was in compliance with the financial covenants at July 31, 2013. The accounting policy changes that resulted in the restatements of the Company's previously reported consolidated financial statements resulted in the inability of the Company to satisfy several credit facility covenants related to the delivery and accuracy of its financial reports. The Company obtained a waiver of these failures from our bank syndicate in August 2013.

Debt at July 31, 2013 and April 30, 2013 consisted of the following:

	July 31, 2013	April 30, 2013
	(In thousands)
Credit Facility:
Revolver	$16,505	$—
Term loan	23,281	23,750
	39,786	23,750
Other debt	4,272	3,933
	44,058	27,683
Less: current portion	(3,918)	(3,400)
Long-term debt	$40,140	$24,283

(7) Derivative Instruments and Hedging Activities

Interest rate swap agreements: From time to time, the Company has had interest rate swap agreements with a financial institution to manage fluctuations in cash flows resulting from changes in the one-month LIBOR interest rate on its credit facility. The most recent such agreement expired in March 2013. At July 31, 2013 and April 30, 2013, the Company had no interest rate swaps.

Forward contracts related to foreign currency exchange rates: In connection with short-term advances made to its Canadian subsidiary related to personal income tax refund discounting, the Company enters into forward contracts to eliminate the exposure related to foreign currency fluctuations. Under the terms of the forward currency contracts, the exchange rate for repayments is fixed at the time an advance is made and the advances are repaid prior to April 30 of the year of the advance. These forward contracts were designated as cash flow hedges. At July 31, 2013 and April 30, 2013, there were no foreign currency contracts outstanding.  During the three months ended July 31, 2013 and 2012, no amounts were recognized in the consolidated statements of operations due to the ineffectiveness of these foreign currency hedges.

(8) Income Taxes

For the three months ended July 31, 2013 and July 31, 2012 the Company recognized income tax benefit of $3,705,000 and $4,033,000, respectively.  The Company computes its provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.

(9) Stockholders’ Equity

During the three months ended July 31, 2013 and 2012, activity in stockholders’ equity was as follows:

	July 31, 2013	July 31, 2012
	(In thousands)
Class A common shares issued from the exercise of stock options	99	151
Proceeds from exercise of stock options	$1,492	$1,592
Class A common shares repurchased	51	56
Payments for repurchased shares	$863	$843
Tax benefit of stock option exercises	$258	$269
Class A common shares issued upon conversion of Class A preferred shares	—	1,703

The components of accumulated other comprehensive income at July 31, 2013 and April 30, 2013 are a foreign currency translation adjustment of $666,000 and $807,000, respectively, and the unrealized gain on equity securities available for sale, net of taxes, of $619,000 and $387,000, respectively.

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

The rights, including liquidation and dividend rights, of the holders of Class A and Class B common stock are identical, with the exception of the election of directors. As a result, the undistributed earnings for each year are allocated based on the contractual participation rights of the Class A and Class B common stock as if the earnings for the year had been distributed.  Participating securities have dividend rights that are identical to Class A and Class B common stock.

The computation of basic and diluted net income (loss) per share for the three months ended July 31, 2013 and 2012 was as follows:

	Three Months Ended July 31, 2013
	Class A	Class B
	Common Stock	Common Stock
	(in thousands, except for share and per share amounts)
Basic and diluted net loss per share:
Numerator
Allocation of undistributed losses	$(5,513)	$(414)
Denominator
Weighted-average common shares outstanding	11,995,286	900,000

Basic and diluted net loss per share	$(0.46)	$(0.46)

As a result of the net losses for the periods, diluted net loss per share excludes the impact of shares of potential common stock from the exercise of options to purchase 2,256,567 shares for the three months ended July 31, 2013 because the effect would be antidilutive.

	Three Months Ended July 31, 2012
	As Restated
	Class A	Class B
	Common Stock	Common Stock
	(in thousands, except for share and per share amounts)
Basic and diluted net loss per share:
Numerator
Allocation of undistributed losses	$(5,892)	$(471)
Denominator
Weighted-average common shares outstanding	11,270,977	900,000

Basic and diluted net loss per share	$(0.52)	$(0.52)

As a result of the net losses for the periods, diluted net loss per share excludes the impact of shares of potential common stock from the exercise of options to purchase 2,836,817 shares for the three months ended July 31, 2012 because the effect would be antidilutive.

(10) Stock Compensation Plans

(a) Stock Options

At July 31, 2013, 2,222,062 shares of Class A common stock are available for grant under the 2011 Equity and Cash Incentive Plan.

The following table summarizes the information for options granted in the three months ended July 31, 2013:

2013
Weighted average fair value of options granted	$4.61
Dividend yield	0.0%
Expected volatility	35.47%
Expected terms	3.8
Risk-free interest rates	0.79%

The Company does not have enough public trading history to calculate volatility for the term of the granted options; it used a 50/50 weighted average volatility, equally weighing our public trading history and that of other public companies in the tax preparation industry.
Stock option activity during the three months ended July 31, 2013 was as follows:

	Number of options	Weighted average exercise price
Outstanding at April 30, 2013	2,534,683	$14.81
Granted	9,490	16.38
Exercised	(99,464)	15.00
Canceled	(220,461)	15.04
Outstanding at July 31, 2013	2,224,248	14.78

There were 9,490 stock options granted to our non-employee directors in the three months ended July 31, 2013. The options vest in six months from the date of grant and may be exercised over a five year period after the vesting date.

The total intrinsic value of options exercised during the three months ended July 31, 2013 was approximately $205,000.

Nonvested stock option (options that did not vest in the period in which granted) activity during the three months ended July 31, 2013 was as follows:

	Nonvested options	Weighted average exercise price
Outstanding at April 30, 2013	132,500	$15.00
Granted	9,490	16.38
Vested	—	—
Canceled	—	—
Outstanding at July 31, 2013	141,990	15.09

At July 31, 2013, unrecognized compensation costs related to nonvested stock options are $678,000. These costs are expected to be recognized between fiscal 2014 and fiscal 2016.

The following table summarizes information about stock options outstanding and exercisable at July 31, 2013:

Number of shares outstanding at	Range of exercise prices	Weighted average exercise price	Weighted average remaining contractual life	Number of shares exercisable at	Weighted average exercise price
July 31, 2013				July 31, 2013
117,500	$10.50	$10.50	1.6	117,500	$10.50
1,846,500	14.00-16.50	15.02	3.0	1,714,000	15.02
250,758	15.00	15.00	3.6	250,758	15.00
9,490	16.38	16.38	4.8	—	16.38
2,224,248				2,082,258

During the fiscal year ended April 30, 2013, the settlement of certain stock option transactions caused a change in the classification of certain outstanding stock options to a liability instrument from an equity instrument, which resulted in an increase in stock compensation expense of $2,625,000. At April 30, 2013, the value of the liability for the 997,824 options that changed classifications from an equity to a liability instrument was $5,111,000. On June 11, 2013 our board of directors voted to prohibit those types of transactions, and the Company therefore reclassified the stock options back to an equity instrument resulting in a credit to stock compensation expense of $872,000. The liability was removed and the remainder was reclassified to additional paid in capital.

(b)  Restricted Stock Units

During the three months ended July 31, 2013, the Company awarded restricted stock units (RSUs) to its non-employee directors. The weighted average fair value at grant date was $16.38 and the service period is 18 months. Compensation costs associated with these restricted shares are amortized over the service period and recognized as an increase in additional paid-in capital. Restricted stock activity during the three months ended July 31, 2013 was as follows:

	Number of RSUs	Weighted average fair value at grant date
Outstanding at April 30, 2013	15,971	$13.50
Granted	16,348	16.38
Exercised	—	—
Canceled	—	—
Outstanding at July 31, 2013	32,319	14.96

 At July 31, 2013, unrecognized compensation costs related to restricted stock units are $273,000. These costs are expected to be recognized during fiscal 2014 and fiscal 2015.

(11) Fair Value of Financial Instruments

The Company uses the following methods and assumptions to estimate the fair value of financial instruments.

Cash equivalents, receivables, other current assets, accounts payable and accrued expenses, and due to area developers: The carrying amounts approximate fair value because of the short maturity of these instruments. At July 31, 2013 and April 30, 2013 the Company had cash equivalents of:

	July 31, 2013	April 30, 2013
	(In thousands)
Money market account	$—	$16,798

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

The Company manages such risk by evaluating the financial position of the franchisee, value of the franchises, as well as the personal guarantee of the individual franchisees. At July 31, 2013 and April 30, 2013, there were no significant concentrations of credit risk associated with any individual franchisee or group of franchisees. The Company maintains an allowance for potential losses based on its expected collectability of the receivables, which the Company believes is adequate for its credit loss exposure.

The condensed consolidated financial statements include various estimated fair value information at July 31, 2013 and April 30, 2013.

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

At July 31, 2013 and April 30, 2013, the following tables present, for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis (in thousands):

		July 31, 2013
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Recurring:
Equity securities, available for sale	$4,001	$4,001	$—	$—
Nonrecurring:
Impaired accounts and notes receivable	7,041	—	—	7,041
	$11,042	$4,001	$—	$7,041

		April 30, 2013
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Recurring:
Cash equivalents	$16,798	$16,798	$—	$—
Equity securities, available for sale	3,619	3,619	—	—
	20,417	20,417	—	—
Nonrecurring:
Impaired accounts and notes receivable	7,973	—	—	7,973
Impaired goodwill	1,254	—	—	1,254
Impaired reacquired rights	286	—	—	286
Impaired customer lists	453	—	—	453
	9,966	—	—	9,966
Total	$30,383	$20,417	$—	$9,966
Liabilities:
Recurring:
Liability classified share-based instrument	$5,111	$—	$5,111	$—

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of level 1 or 2 requiring fair value measurements for the three months ended July 31, 2013.

Management considers accounts and notes receivable to be impaired if the amount due exceeds the fair value of the underlying franchise. In establishing the estimated fair value of the underlying franchise, consideration is given to the net fees of open offices earned during the most recently completed tax season and the number of unopened offices.

Management considers intangible assets, reacquired rights, customer lists and goodwill, associated with a Company-owned office to be impaired if the net carrying amount exceeds the fair value of the underlying franchise. In establishing the fair value of the underlying franchise, consideration is given to historical transactions involving sales of Company-owned offices and the net fees of the underlying franchise.

(12) Related Party Transactions

The Company considers directors and their affiliated companies, executive officers of the Company, and members of their immediate family to be related parties. For the three months ended July 31, 2013 and 2012, the Company repurchased common stock from related parties as follows (all repurchases were in conjunction with the exercise of stock options):

	2013	2012
Common stock repurchases:
Shares repurchased	36,301	20,100
Amount	$600,030	$301,000

(13) Commitments and Contingencies

ERC class action litigation.    The Company was sued in November 2011 in federal courts in Arkansas, California, Florida and Illinois, and additional lawsuits were filed in federal courts in January 2012 in Maryland and North Carolina, in February 2012 in Wisconsin, and in May 2012 in New York and Minnesota, since the initial filings. In April 2012, a motion to consolidate all of the then-pending cases before a single judge in federal court in the Northern District of Illinois was granted, and in June 2012, the plaintiffs filed a new complaint in the consolidated action. The consolidated complaint alleges that an electronic refund check (ERC) represents a form of refund anticipation loan (RAL) because the taxpayer is "loaned" the tax preparation fee, and that an ERC is therefore subject to federal truth-in-lending disclosure and state law requirements regulating

RALs. The plaintiffs therefore allege violations of state-specific RAL and other consumer statutes. The lawsuit purports to be a class action, and the plaintiffs allege potential damages in excess of $5 million, but the Company may be able to recover any damages from the providers of the financial products that designed the programs and related disclosures. The Company is aware that virtually identical lawsuits have been filed against several of its competitors. The Company has not concluded that a loss related to this matter is probable, nor has the Company accrued a loss contingency related to this matter. The Company believes it has meritorious defenses to the claims in this case, and intends to defend the case vigorously, but there can be no assurances as to the outcome or the impact on the Company's consolidated financial position, results of operations and cash flows. The case is at an early procedural stage.

Republic Bank Dispute. In August 2012, the Company terminated an agreement with one of its financial product providers, Republic Bank & Trust Company, which would otherwise have expired in October 2014. The Company's right to terminate the agreement is being disputed by Republic Bank & Trust Company, and the parties conducted a contractually-required mediation in late June 2013. If the mediation does not resolve the parties' dispute, the agreement provides for arbitration of the dispute. At this stage, an arbitration proceeding has not been commenced, but the Company believes that the outcome of this dispute will not significantly impact its results of operation, financial position or cash flows.

The Company is also party to claims and lawsuits that are considered to be ordinary, routine litigation incidental to the business, including claims and lawsuits concerning the preparation of customers' income tax returns, the fees charged to customers for various products and services, relationships with franchisees, intellectual property disputes, employment matters and contract disputes. Although the Company cannot provide assurance that it will ultimately prevail in each instance, the Company believes the amount, if any, it will be required to pay in the discharge of liabilities or settlements in these claims will not have a material adverse impact on its consolidated results of operations or cash flows.

(14) Subsequent Events

On September 20, 2013, the Company authorized the grant of 397,284 options and 7,134 restricted stock units to certain employees and non-employee directors of the Company. The exercise price of the options will be $17.95 per share, which is the fair value at grant date. The options will vest between six months and three years and may generally be exercised over a five-year period after the vesting date. The restricted stock units will primarily have a vesting period that expires on June 30, 2015.

(15) Restatement of Previously Issued Financial Statements

As disclosed in our Form 10-K for the year ended April 30, 2013, on August 1, 2013, the Company concluded that previously issued consolidated financial statements should not be relied upon due to certain revenue recognition adjustments. The Company's decision to restate its consolidated financial statements was based upon the results of an internal review of the Company's historical revenue recognition policies and their application. The Company has restated its consolidated financial statements for the fiscal quarter ended July 31, 2012. Restated consolidated financial statements for the fiscal quarters ended October 31, 2012 and January 31, 2013 will be included in amended filings at a later date.

Impact of Corrections on Previously Issued Consolidated Financial Statements

Adjustments were made for the following items:

•
The Company determined that our area developer agreements do not constitute a franchise relationship for accounting purposes. Therefore, instead of recording revenue at the inception of the area developer relationship under franchise accounting, the Company now records these fees over the life of the area developer contract, which is typically 10 years. Additionally, our financial statements now show the portion of franchise fees, interest and royalties that the AD is entitled to receive from us in our revenue captions, with an equal amount of expense shown in a new operating expense caption, area developer expense. These amounts were previously presented on a net basis.

•
The Company changed our revenue recognition policy for franchise fees to record revenue as amounts are received from the franchisee. Previously, the Company generally recorded such revenues at the time of sale, net of expected note cancellations related to the amount financed. Therefore, under the new revenue recognition policy any portion of franchise fees that is financed is only reflected as revenue as the note payments are made.

•
The Company also revised our methodology for the allocation of the purchase price associated with the acquisitions of businesses from franchisees. Historically, the Company allocated the entire purchase price to an identifiable intangible asset, customer list. The new methodology allocates the purchase price to all identifiable intangible assets, which consist of reacquired rights and customer list. Any unallocated purchase price is recorded as goodwill.

The following table summarizes the effects of the restatement on the condensed consolidated financial statements of operations for the three months ended July 31, 2012:

	July 31, 2012
	As Reported	Adjustments	As Restated
	(in thousands)
Franchise fees	$2,486	$(1,820)	$666
Provision for refunds	75	(75)	—
Area developer fees	—	1,923	1,923
Royalties and advertising fees	1,007	317	1,324
Interest income	2,659	(111)	2,548
Net gain on sale of company-owned offices and other revenue	191	74	265
Total revenues	6,786	458	7,244
General and administrative expenses	5,616	200	5,816
Area developer expense	—	717	717
Depreciation, amortization, and impairment charges	1,891	(300)	1,591
Total operating expenses	16,733	617	17,350
Loss from operations	(9,947)	(159)	(10,106)
Loss before income taxes	(10,237)	(159)	(10,396)
Income tax benefit	(4,085)	52	(4,033)
Net loss	$(6,152)	$(211)	$(6,363)
Net loss per share of Class A and Class B common stock:
Basic and Diluted	$(0.51)	$(0.01)	$(0.52)

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

The following table presents the effect of the restatement adjustments on the condensed consolidated statements of comprehensive income for the three months ended July 31, 2012:

	July 31, 2012
	As Reported	Adjustments	As Restated
	(in thousands)
Net loss	$(6,152)	$(211)	$(6,363)
Comprehensive loss	(6,335)	(211)	(6,546)

The restatement had no impact on net operating, investing or financing activities within the consolidated statements of cash flows.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. Factors that may cause such differences include, but are not limited to, the risks described under “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2013 and risks described in all other filings with the Securities and Exchange Commission, including:

•	our possible inability to sustain growth at our historical pace;

•	the seasonality of our business;

•	our inability to secure reliable sources of the tax settlement products we make available to our customers;

•	the continued service of our senior management team and our ability to attract additional talent;

•	government regulation and oversight, including the regulation of our tax settlement products such as electronic refund checks (“ERCs”) and loan settlement products;

•
government initiatives that simplify tax return preparation, improve the timing and efficiency of processing tax returns,  limit payments to tax preparers or decrease the number of tax returns filed or the size of the refunds;

•	government initiatives to pre-populate income tax returns;

•	increased regulation of the products and services that we offer;

•	the possible characterization of ERCs as a form of loan or extension of credit;

•	changes in the tax settlement products offered to our customers that make our services less attractive to customers or more costly to us;

•	our ability to maintain relationships with our tax settlement product service providers;

•	our ability and the ability of our franchisees to comply with regulatory requirements;

•	changes in our franchise sale model that may reduce our revenue;

•	the ability of our franchisees to open new territories and operate them successfully;

•	the ability of our franchisees to generate sufficient revenue to repay their indebtedness to us;

•	our ability to manage an increasing number of company-owned offices and tax kiosks;

•	our exposure to litigation;

•	our ability and our franchisees’ ability to protect customers’ personal information, including from a cyber-security incident;

•	an ability to access the credit markets and satisfy our covenants to lenders;

•	challenges in deploying accurate tax software in a timely way each tax season;

•	competition in the tax preparation market;

•	our reliance on technology systems, including the deployment of our NextGen project and electronic communications;

•	our ability to deploy our NextGen software in time for the 2014 tax season;

•	potential shareholder litigation as a result of the restatement of our previously issued consolidated financial statements;

•
risks relating to our management's determination that there was a material weakness in our internal control over financial reporting, and as a result that our disclosure controls and procedures were not effective, as of April 30, 2013 and July 13, 2013; and

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

See Note 19 to our Consolidated Financial Statements for a description of the restatement of our financial statements in our Annual Report on Form 10-K for the year ended April 30, 2013 and a summary of the impact of the restatement on the applicable unaudited quarterly financial information for the three months ended July 31, 2012 presented in this Quarterly Report (See Note 15).

Restatement
As described in our Annual Report on Form 10-K for the year ended April 30, 2013, we have restated our financial statements and other information. For further discussion of the effects of the restatement, see Part 1, Item1 "Financial Statements," Note 15 "Restatement of Previously Issued Financial Statements" to our Condensed Consolidated Financial Statements and Item 4 "Controls and Procedures."

The restatement has had the following effects:

•	The Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows have been restated for the three months ended July 31, 2012.

•
We currently estimate that the direct costs associated with the restatement of our financial statements will be approximately $700,000 to $850,000, and that we will incur and recognize those costs during fiscal 2014. We recognized approximately $100,000 in restatement costs during the three months ended July 31, 2013.

•
The restatement and the related delay in filing our Annual Report on Form 10-K caused our Franchise Disclosure Document to expire, resulting in an inability to sell franchises and area developer territories for several weeks during our fiscal second quarter.

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

Our revenue primarily consists of the following components:

•
Franchise Fees: Our standard franchise fee per territory is currently $40,000 and we offer our franchisees flexible structures and financing options for franchise fees. Franchise fee revenue is recognized when our obligations to prepare the franchisee for operation are substantially complete and as cash is received. However, in 2011 we introduced a franchise fee option that forgoes the initial franchise fee payment in favor of a higher royalty rate.

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

As with our franchise sales, we have recently revised our policies for the way in which we account for the sales of area developer territories. Because we have determined that area developer agreements are not franchise transactions for accounting purposes, we amortize our revenue from area developer sales over the length of our area developer agreements, which are typically ten years. For this reason, significant year-to-year trends in our area development sales activity are apparent from our comparative financial results only to the extent that the most recent year is so anomalous as to result in a significant variation in recognized area developer revenue. We will identify trends in these sales even where they do not represent a material year-to-year difference for purposes of area developer revenue recognition.
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

For purposes of this section and throughout this quarterly report, all references to “fiscal 2014” and “fiscal 2013” refer to our fiscal years ended April 30, 2014 and 2013, respectively, and corresponding references to fiscal quarters are references to quarters within those fiscal years. For purposes of this section and throughout this quarterly report, all references to “year” or “years” are the respective fiscal year or years ended April 30 unless otherwise noted in this quarterly report, and all references to “tax season” refer to the period between January 1 and April 30 of the referenced year.

	Three Months Ended July 31,
			Change
	2013	2012	$	%
		(As Restated)
	(dollars in thousands)
Results of Operations
Total revenues	$8,065	$7,244	$821	11%
Operating loss	(9,380)	(10,106)	726	7%
Net loss	(5,927)	(6,363)	436	7%

Results of Operations

Three months ended July 31, 2013 compared to three months ended July 31, 2012

Revenues. The table below sets forth the components and changes in our revenues for the three months ended July 31, 2013 and 2012.

	Three Months Ended July 31,
			Change
	2013	2012	$	%
		(As Restated)
	(dollars in thousands)
Franchise Fees	$1,039	$666	$373	56%
Area developer fees	1,803	1,923	(120)	(6)%
Royalties	1,104	1,005	99	10%
Advertising Fees	345	319	26	8%
Financial products	449	302	147	49%
Interest income	2,234	2,548	(314)	(12)%
Tax preparation fees, net of discounts	386	216	170	79%
Net gain on sale of company-owned offices and other revenue	705	265	440	166%
Total revenues	$8,065	$7,244	$821	11%

Our total revenues increased by 11% in the first three months of fiscal 2014, compared to the same period in fiscal 2013, due to the following factors:

•
A 166% increase in other revenue due to an increased gain realized on the acquisition of certain assets from franchises below their fair value, and our receipt of additional transfer fees in the first three months of fiscal 2014 for franchisee-to-franchisee sales.

•
A 56% increase in franchise fees for the first three months of fiscal 2014 as compared to the same period last year, due to an increase in payments received for franchise fee notes.  The delay in the start of the 2013 tax season delayed the processing of tax returns by the IRS, which delayed our franchisees' receipt of tax preparation revenue and consequently resulted in the Company receiving increased payments on franchise fee notes in the first three months of fiscal 2014, compared to the same period last year.

•
A 79% increase in tax preparation fees primarily due to an increase in the absolute number of company-owned offices that were owned in the first three months of fiscal 2014, and the fact that those offices represented a larger net fee base than the offices owned during the same period of fiscal 2013.

The increases in other revenue, franchise fees and tax preparation fees were partially offset by a 12% decrease in interest income, reflecting less income from AD notes because we received less payments on those notes during the first three months of fiscal 2014.

Operating expenses.    The table below details the amounts and changes in our operating expenses for the three months ended July 31, 2013 and 2012.

	Three Months Ended July 31,
			Change
	2013	2012	$	%
		(As Restated)
	(dollars in thousands)
Employee compensation and benefits	$6,089	$6,666	$(577)	(9)%
General and administrative	2,684	2,560	124	5%
Area developer expense	6,266	5,816	450	8%
Advertising	828	717	111	15%
Depreciation, amortization and impairment charges	1,578	1,591	(13)	(1)%
Total operating expenses	$17,445	$17,350	$95	1%

Our total operating expenses increased by $0.1 million or 1% in the first three months of fiscal 2014.  The largest component of this increase was an 5% increase in general and administrative expenses, caused primarily by the following:

◦	A $254,000 increase in computer supply and software expense for subscriptions to software as a service related to the use of electronic signatures for customer documents.

◦	A $191,000 increase in rent and utilities expense, largely related to an increase in the number of company-owned offices.

The increases in computer supply and software costs and rent and utility costs were partially offset by a decrease of $303,000 in professional fees primarily consisting of non-recurring costs associated with becoming a reporting company that occurred in the first three months of fiscal 2013.

The increase in operating expenses was largely offset by a 9% decrease in employee compensation and benefits, primarily attributable to a $872,000 reduction in stock compensation expense because the liability classified stock options returned to equity classification (as a result of action taken by our Board), partially offset by additional staffing for JTH Financial and company-owned stores. Excluding the effect of the one-time reclassification, our additional staffing would have resulted in an increase in this expense line item and a greater increase in our total operating expenses.

Other Items.     There were no material changes in other income between the first three months of fiscal 2014 and fiscal 2013. We recorded income tax benefits in the first three months of fiscal 2014 and 2013 (effective rates of 38.5% and 38.8%, respectively). Due to the seasonal nature of our business, we expect the losses we incur through the first three quarters of a fiscal year will be more than offset by the results of our fiscal fourth quarter.

Net loss.    For the first three months of fiscal 2014, as compared to 2013, our net loss decreased by 7%, reflecting an 11% increase in revenues, partially offset by a 1% increase in operating expenses. However, the one-time reclassification of stock options accounted for the modest increase in expenses, and without that change, our operating loss for the fiscal 2014 first quarter would have been slightly greater than the same period in 2013.

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

Credit facility.    Our credit facility, entered into effective April 30, 2012, originally consisted of a $25 million term loan and a $105 million revolving credit facility. The term loan amortizes on a quarterly basis and matures on April 30, 2017; the revolving loan also expires on that date.  On December 28, 2012, the Company utilized the accordion feature of the revolving loan, increasing the maximum borrowings under that portion of our credit facility by $38.4 million to $143.4 million.  The outstanding borrowings on both loans accrue interest at an adjusted one month LIBOR rate plus a margin that varies from 1.50% to 2.25% (an increase of 25 basis points from our previous revolving credit facility), depending on our leverage ratio. The interest rate was 1.95% at both July 31, 2013 and April 30, 2013. This indebtedness is collateralized by substantially all of our assets, including the assets of our subsidiaries.

Under our credit facility, we are subject to a number of covenants that could potentially restrict how we carry out our business or that require us to meet certain periodic tests in the form of financial covenants. The restrictions we consider to be material to our ongoing business include the following:

•	We must satisfy a “leverage ratio” test that is based on our outstanding indebtedness at the end of each fiscal quarter,

•	We must satisfy a “fixed charge coverage ratio” test at the end of each fiscal quarter, and

•	We must reduce the outstanding balance under our revolving loan to zero for a period of at least 45 consecutive days each fiscal year.

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

We were in compliance with our financial covenants as of July 31, 2013; however, the accounting policy changes that resulted in the restatements of our financial statements resulted in our inability to satisfy several credit facility covenants related to the delivery and accuracy of our financial reports. The Company obtained a waiver of these failures from our bank syndicate in August 2013. At July 31, 2013, our leverage ratio was 1.07:1 and our fixed charge coverage ratio was 4.16:1.

Franchisee lending and potential exposure to credit loss.    A substantial portion of our cash flow during the year is utilized to provide funding to our franchisees and ADs.  At July 31, 2013, our total balance of loans to franchises and ADs for working capital and equipment loans, representing cash amounts we had advanced to the franchisees and ADs, was $20.1 million. In addition, at that date, our franchisees and ADs together owed us an additional $65.2 million, net of unrecognized revenue of $38.0 million for unpaid amounts owed to us, typically representing the unpaid purchase price of areas comprising clusters of territories, and other amounts owed to us for royalties and other unpaid amounts for which our franchisees and ADs had outstanding payment obligations.

Our actual exposure to potential credit loss associated with franchisee loans is less than the aggregate amount of those loans because a significant portion of those loans are to franchisees located within AD areas, where our AD is ultimately entitled to a substantial portion of the franchise fee and royalty revenues represented by some of these loans. For this reason, the amount of indebtedness of franchisees to us is effectively offset in part by our related payable obligation to ADs with respect to franchise fees and royalties. As of July 31, 2013, the total indebtedness of franchisees to us where the franchisee is located in an AD area was $49.6 million, but $9.9 million of that indebtedness represents amounts ultimately payable to ADs as their share of franchise fees and royalties.

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

The unpaid amounts owed to us from our franchisees and ADs are collateralized by the underlying franchise or area and are guaranteed by the respective franchisee or AD and the related owner(s). Accordingly, to the extent a franchisee or AD does not satisfy its payment obligations to us, we may repossess the underlying franchise or area in order to resell it in the future. At July 31, 2013, we had an investment in impaired accounts and notes receivable and related interest receivable of approximately $11.6 million. We consider accounts and notes receivable to be impaired if the amounts due exceed the fair value of the underlying franchise and estimate an allowance for doubtful accounts based on that excess. Amounts due include the recorded value of the accounts and notes receivable reduced by the allowance for uncollected interest, amounts due to ADs for their portion of franchisee receivables, any related deferred revenue and amounts owed to the franchisee or AD by us. In establishing the fair value of the underlying franchise, we consider net fees of open territories and the number of unopened territories. At July 31, 2013, we have recorded an allowance for doubtful accounts for impaired accounts and notes receivable of $5.5 million. There were no significant concentrations of credit risk with any individual franchisee or AD as of July 31, 2013; we believe our allowance for doubtful accounts as of July 31, 2013 is adequate for our existing loss exposure. We closely monitor the performance of our franchisees and ADs and will adjust our allowances as appropriate if we determine the existing allowances are inadequate to cover estimated losses.

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

Sources and uses of cash

Operating activities. In the first three months of fiscal 2014, we used $1.7 million less cash for our operating activities compared to the first three months of fiscal 2013. Some of the items that contributed to the decrease in our negative operating cash flow for the first three months of fiscal 2014 compared to the prior year include:

•
Higher franchise fee, AD fee and royalty and advertising fee receipts of $3.1 million.  The receipts were higher in the 2014 period because the delay in the IRS' commencement of the tax filing season and the related delay in our franchisees' receipt of revenue pushed more franchisee and AD payments to us into fiscal 2014, which did not happen in fiscal 2013.

•
Lower payments of $1.9 million for financial product rebates to franchisees paid during fiscal 2014 as compared to the previous year. We paid this rebate for the 2012 tax season in the first quarter of fiscal 2013, but did not provide our franchisees this rebate for the 2013 tax season.

•	Lower cash paid for income taxes in the amount of $0.9 million.

These increases in cash receipts were partially offset by:

•
Higher payments of $1.7 million to ADs for their portion of franchise fees and royalties due to the delay in payment from franchisees during tax season 2013 because of the delay in the IRS' commencement of the tax filing season.

•
Higher general and administrative payments of $0.8 million in the first three months of fiscal 2014 as compared to fiscal 2013 because we incurred more costs to support the increase in company-owned offices and franchisees as compared to the prior year.

Investing activities. In the first three months of fiscal 2014, we utilized $0.6 million less in cash used in investing activities compared to the same period in fiscal 2013. The decrease was largely due to a decrease of $2.7 million in the issuance of operating loans to our franchisees (including ADs), net of payments received on operating loans. Because some IRS payments that resulted in revenue to our franchisees were delayed into the first quarter of fiscal 2014, our franchisees did not require operating loans as early as they did in fiscal 2013.

The decrease in the issuance of operating loans was offset partially by:

•	An increase of $0.9 million in purchases of property, plant and equipment related to expenditures for our NextGen project, as we move toward completion of that project.

•	An increase of $0.8 million in the purchases of AD rights and company-owned offices, which was due to AD purchases that occurred in the first three months of fiscal 2014, but not fiscal 2013.

Financing activities. In the first three months of fiscal 2014, we generated $4.9 million more cash from financing activities compared to the same period of fiscal 2013, because our net borrowings under our revolving credit facility increased $5.4 million.

Future cash needs and capital requirements

Operating cash flow needs.    We believe our current credit facility will be sufficient to support our cash flow needs for the foreseeable future.

At July 31, 2013, using the leverage ratio applicable under our loan covenants at the end of that quarter, we had available borrowing capacity of $60.9 million. Under our credit facility, our leverage ratio requirement at the end of each fiscal quarter is 3:1, except at January 31, when it increases to 4:1.

Our credit facility also contains a requirement that we reduce the balance of our revolving loan to zero for a period of at least 45 consecutive days each fiscal year. However, because our term loan will remain outstanding during that 45 day period, and given our historic cash flow experience at the end of and beginning of each fiscal year, we do not anticipate that the unavailability of our revolving loan during that 45 day period each fiscal year will adversely affect our cash flow. We satisfied this requirement for fiscal 2014 during the quarter ended July 31, 2013, and so that requirement will next be required to be satisfied during fiscal 2015.

We believe several factors will affect our cash flow in future periods, including the following:

•	The extent to which we extend additional financing to our franchisees and ADs, beyond the levels of prior periods,

•	The extent to which we finance any tax settlement products offered by JTH Financial in the future,

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

•	The cash flow effect of selling franchises under our program allowing franchisees to purchase additional territories without making any cash down payment,

•	The offsetting impact of the higher royalty rates we receive from franchisees who elect to purchase territories under the no down payment plan,

•	The extent to which we engage in stock repurchases.

•	Our ability to generate fee and other income related to tax settlement products in light of regulatory pressures on us and our business partners.

•	The extent to which we repurchase AD areas in order to allow us to receive a full stream of royalties from the franchisees in the AD areas in future periods, and

•	The extent, if any, to which our Board of Directors elects to declare dividends on our common stock,

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

At July 31, 2013, our leverage ratio was 1.07:1.  Using the 3:1 test, our available borrowing capacity under the revolving credit facility at July 31, 2013 was $60.9 million.  The leverage ratio is measured only at the end of each fiscal quarter, and so there may be times at which we exceed the quarter-end leverage ratio during the quarter, which we are permitted to do provided that our leverage ratio is within the allowable ratio at quarter-end.

We are additionally obligated to satisfy a fixed charge coverage ratio test which requires that ratio to be not less than 1.50:1 at the end of every fiscal quarter. At July 31, 2013, our fixed charge coverage ratio was 4.16:1.

We were in compliance with our financial covenants as of July 31, 2013; however, as noted above, the accounting policy changes that resulted in the restatements of our financial statements resulted in our inability to satisfy several credit facility covenants for which we obtained a waiver in August 2013. We expect to be able to manage our cash flow and our operating activities in such a manner that we will be able to satisfy our obligations under the revolving credit facility for the remainder of the term of that facility.

As noted above, although we are subject under our credit facility to a requirement that we reduce the balance of our revolving loan to zero for a period of at least 45 consecutive days each fiscal year, because of the addition of a term loan into our credit facility, we do not believe that new requirement will affect our cash flow or future performance.

Seasonality of Operations

Given the seasonal nature of the tax return preparation business, we have historically generated and expect to continue to generate most of our revenues during the period from January 1 through April 30. In fiscal 2013 we earned 26% and of our revenues during our fiscal third quarter ending January 31, and earned 89% of our revenues during the combined fiscal third and fourth quarters. We historically operate at a loss through the first eight months of each fiscal year, during which we incur costs associated with preparing for the upcoming tax season.

Off Balance Sheet Arrangements

 From time to time, we have been party to interest rate swap agreements that allow us to manage fluctuations in cash flow resulting from changes in the interest rate on our credit facility. These swaps effectively change the variable-rate of our credit facility into a fixed rate credit facility. Under the swaps, we receive a variable interest rate based on the one month LIBOR and pay a fixed interest rate. Our interest rate swap agreements expired in March 2013 and we are not a party to an interest rate swap agreement at July 31, 2013. We may enter into interest rate swap agreements in the future if we determine that it is appropriate to hedge our interest rate risk.

We also enter into forward contracts to eliminate exposure related to foreign currency fluctuations in connection with the short-term advances we make to our Canadian subsidiary in order to fund personal income tax refund discounting for our Canadian operations. At July 31, 2013, we had not entered into any forward contracts, but we expect to enter into forward contracts during the upcoming Canadian tax season.
ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks from those reported at April 30, 2013 in our Annual Report on Form 10-K.

ITEM 4
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as defined under Exchange Act Rule 13a-15(e) and 15d-15(e). Based on the evaluation of our disclosure controls and procedures and because the material weakness in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act), described in Management’s Report on Internal Control over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended April 30, 2013, has not yet been remediated, our CEO and CFO have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

During our most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, as described in Plan for Remediation of Material Weakness on Form 10-K for the year ended April 30, 2013, we have begun dedicating resources to support our efforts to improve the control environment and to remedy the material weakness noted above.

PART II

ITEM 1
LEGAL PROCEEDINGS

There have been no material developments with respect to the legal proceedings reported in our Annual Report on Form 10-K for the year ended April 30, 2013 since the date of that report.

ITEM 1A
RISK FACTORS

There have been no material changes in our risk factors from those reported at April 30, 2013 in our Annual Report on Form 10-K for the year ended April 30, 2013.

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuances of our Class A Common Stock during the quarter ended July 31, 2013.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Stock repurchase activity during the three months ended July 31, 2013 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares that may Be Purchased Under the Plan(2)
May 1 through May 31, 2013	20,853	$16.86	20,853	$1,181,478
June 1 through June 30, 2013	22,746	16.19	22,746	1,181,478
July 1 through July 31, 2013	7,728	18.52	7,728	1,181,478
Total	51,327		51,327

_______________________________________________________________________________

(1) During the three months ended July 31, 2013, all share repurchases were associated with the exercise of stock options.
(2) On August 29, 2012 we announced that our Board of Directors approved a $5 million authorization for share repurchases, and did not specify an expiration date for that share repurchase program. The first repurchase under this plan took place on September 10, 2012.The repurchases also include deemed repurchases from shareholders exercising options on a net basis. Share repurchases associated with stock option exercises do not reduce the maximum value of shares that may be purchased under the plan.

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

_______________________________________________________________________

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

JTH HOLDING INC. (Registrant)

Dated: October 18, 2013	By:	/s/ John T. Hewitt
John T. Hewitt Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Dated: October 18, 2013	By:	/s/ Mark F. Baumgartner
Mark F. Baumgartner Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

31.1	Certification of Chief Executive Officer	X

31.2	Certification of Chief Financial Officer	X

32.1(1)	Section 1350 Certification (Chief Executive Officer)	X

32.2(1)	Section 1350 Certification (Chief Financial Officer)	X

101.INS(2)	XBRL Instance Document	X

101.SCH(2)	XBRL Taxonomy Extension Schema	X

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase	X

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase	X

_______________________________________________________________________________

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