Form 10-Q/A
period 2012-10-31
JTH Holding, Inc.
filed 2013-11-15
CIK 1528930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

PART I

ITEM 1

FINANCIAL STATEMENTS

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (the “Amended Filing”) to our Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2012 originally filed with the Securities and Exchange Commission (“SEC”) on December 4, 2012 (the “Original Filing”) to restate our consolidated financial statements as of and for the three and six months ended October 31, 2012 and 2011.  Details regarding the restatement can be found in our Annual Report on Form 10-K for the year ended April 30, 2013, filed with the SEC on October 1, 2013.

Items Amended in This Filing

This Amended Filing amends and restates the following items of our Original Filing as of and for the quarterly period ended October 31, 2012 and 2011:

•                            Part I — Item 1. Financial Statements (Unaudited),

•                            Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•                            Part I — Item 4. Controls and Procedures

•                            Part II — Item 6. Exhibits

In accordance with applicable SEC rules, this Amended Filing includes new certifications as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) from our Chief Executive Officer and Chief Financial Officer dated as of the date of filing of this Amended Filing.

Pursuant to Rule 12b-15 under the Exchange Act, this Amended Filing contains only the items and exhibits to the Original Filing that are being amended and restated, and unaffected items and exhibits are not included herein.  Except as noted herein, the information included in the Original Filing remains unchanged.  This Amended Filing continues to describe the conditions as of the date of the Original Filing and, except as contained herein, we have not updated or modified the disclosures contained in the Original Filing to reflect any events that have occurred after the Original Filing. Accordingly, forward-looking statements included in this Amended Filing may represent management’s views as of the Original Filing and should not be assumed to be accurate as of any date thereafter.  This Amended Filing should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

JTH HOLDING, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

October 31, 2012 and April 30, 2012 (unaudited)

(In thousands except share data)

	October 31, 2012	April 30, 2012
	As Restated(1)
Assets
Current assets:
Cash and cash equivalents	$1,158	$19,848
Receivables (note 2):
Trade accounts	13,101	38,321
Notes	58,503	30,283
Interest, net	3,131	674
Allowance for doubtful accounts	(4,721)	(4,496)
Total receivables, net	70,014	64,782
Prepaid expenses and other current assets	2,964	5,328
Income tax receivable	12,372	286
Deferred income taxes (note 8)	2,987	3,901
Total current assets	89,495	94,145
Property, equipment, and software, net of accumulated depreciation of $17,709 and $16,682 for October 31, 2012 and April 30, 2012, respectively	28,693	23,948
Notes receivable, excluding current portion, net of allowance for uncollectible amounts of $1,123 and $794 for October 31, 2012 and April 30, 2012, respectively, (note 2)	16,630	11,711
Goodwill (note 4)	6,701	5,400
Other intangible assets, net of accumulated amortization of $3,852 and $3,485 for October 31, 2012 and April 30, 2012, respectively, (note 4)	11,409	10,314
Deferred income taxes (note 8)	1,068	4,093
Other assets, net	5,746	2,585
Total assets	$159,742	$152,196
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt (note 6)	$3,321	$2,736
Accounts payable and accrued expenses (notes 7 and 13)	7,921	14,170
Due to area developers (note 2)	9,413	15,956
Income taxes payable (note 8)	—	6,689
Deferred revenue-short-term portion	7,373	6,920
Total current liabilities	28,028	46,471
Long-term debt, excluding current installments (note 6)	64,948	26,249
Deferred revenue-long-term portion	10,722	12,411
Total liabilities	103,698	85,131
Commitments and contingencies (note 13)
Stockholders’ equity (notes 7, 9, 10, and 12):
Class A preferred stock, $0.01 par value per share, 190,000 shares authorized, 0 and 170,320 shares issued and outstanding October 31, 2012 and April 30, 2012, respectively	—	2,129
Special voting preferred stock, $0.01 par value per share, 10 shares authorized, issued, and outstanding	—	—
Class A common stock, $0.01 par value per share, 21,200,000 shares authorized,12,094,896 and 10,343,957 shares issued and outstanding at October 31, 2012 and April 30, 2012, respectively	121	103
Class B common stock, $0.01 par value per share, 1,000,000 shares authorized, 900,000 shares issued and outstanding	9	9
Exchangeable shares, $0.01 par value, 100,000 shares issued and outstanding	1	1
Additional paid-in capital	6,632	3,182
Accumulated other comprehensive income, net of taxes	790	676
Retained earnings	48,491	60,965
Total stockholders’ equity	56,044	67,065
Total liabilities and stockholders’ equity	$159,742	$152,196

(1) As restated - See Note 14 “Restatement of Previously Issued Financial Statements” of Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

JTH HOLDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

Three months and six months ended October 31, 2012 and 2011 (unaudited)

(In thousands, except per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011
	As Restated(1)		As Restated(1)

Revenues:
Franchise fees	$2,138	$2,180	$2,805	$2,981
Area developer fees	2,079	1,473	4,001	3,155
Royalties and advertising fees	1,049	1,064	2,373	2,373
Financial products	169	132	471	291
Interest income (note 2)	2,651	2,097	5,199	3,895
Tax preparation fees, net of discounts	225	89	441	245
Net gain on sale of company-owned offices and other revenue	1,027	1,097	1,292	1,524
Total revenues	9,338	8,132	16,582	14,464
Operating expenses:
Employee compensation and benefits	7,615	6,559	14,281	12,209
General and administrative expenses	6,110	5,214	11,926	9,058
Area developer expense	1,115	1,113	1,832	1,735
Advertising expense	2,539	1,829	5,099	3,619
Depreciation, amortization, and impairment charges	1,432	1,449	3,023	2,823
Total operating expenses	18,811	16,164	36,161	29,444
Loss from operations	(9,473)	(8,032)	(19,579)	(14,980)
Other income (expense):
Foreign currency transaction gains (losses)	2	(6)	4	(4)
Interest expense (notes 6 and 7)	(512)	(520)	(804)	(832)
Loss before income taxes	(9,983)	(8,558)	(20,379)	(15,816)
Income tax benefit (note 8)	(3,872)	(3,192)	(7,905)	(5,899)
Net loss	$(6,111)	$(5,366)	$(12,474)	$(9,917)

Net loss per share of Class A and
Class B common stock:
Basic and diluted	$(0.47)	$(0.48)	$(0.99)	$(0.88)

(1) As restated - See Note 14 “Restatement of Previously Issued Financial Statements” of Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

JTH HOLDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

Three months and six months ended October 31, 2012 and 2011 (unaudited)

(In thousands)

	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011
	As Restated(1)		As Restated(1)

Net loss	$(6,111)	$(5,366)	$(12,474)	$(9,917)
Interest rate swap agreements, net of taxes (note 7)	110	21	155	(44)
Unrealized gain on equity securities available for sale, net of taxes (note 3)	152	—	152	—
Foreign currency translation adjustment	35	(199)	(193)	(417)
Comprehensive loss	$(5,814)	$(5,544)	$(12,360)	$(10,378)

(1) As restated - See Note 14 “Restatement of Previously Issued Financial Statements” of Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

JTH HOLDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Six months ended October 31, 2012 and 2011 (unaudited)

(In thousands)

	2012	2011
	As Restated(1)
Cash flows from operating activities:
Net loss	$(12,474)	$(9,917)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	3,264	2,391
Depreciation and amortization	3,023	2,823
Amortization of deferred financing costs	139	169
Stock-based compensation expense	892	885
Gain on bargain purchases and sales of company-owned offices	(226)	(334)
Equity in loss of affiliate	69	—
Deferred tax expense	3,770	1,664
Changes in assets and liabilities decreasing cash flows from operating activities	(26,098)	(17,975)
Net cash used in operating activities	(27,641)	(20,294)
Cash flows from investing activities:
Issuance of operating loans to franchisees	(20,855)	(19,163)
Payments received on operating loans from franchisees	1,227	1,695
Purchases of area developer rights and company-owned offices	(2,352)	(2,027)
Proceeds from sale of company-owned offices and area developer rights	1,386	534
Purchase of marketable equity securities	(2,980)	—
Purchases of property and equipment	(5,673)	(5,255)
Net cash used in investing activities	(29,247)	(24,216)
Cash flows from financing activities:
Proceeds from the exercise of stock options	1,592	21
Repurchase of common stock	(1,413)	(2,205)
Repayment of long-term debt	(1,894)	(1,519)
Borrowings under revolving credit facility	40,147	52,051
Repayments under revolving credit facility	(475)	(4,331)
Payment for debt issue costs	(8)	—
Tax benefit of stock option exercises	269	458
Net cash provided by financing activities	38,218	44,475
Effect of exchange rate changes on cash, net	(20)	(57)
Net decrease in cash and cash equivalents	(18,690)	(92)
Cash and cash equivalents at beginning of period	19,848	1,662
Cash and cash equivalents at end of period	$1,158	$1,570

(1) As restated - See Note 14 “Restatement of Previously Issued Financial Statements” of Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

JTH HOLDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Six months ended October 31, 2012 and 2011 (unaudited)

(In thousands)

	2012	2011
	As Restated(1)
Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$605	$619
Cash paid for taxes, net of refunds	6,837	6,950
Supplemental disclosures of noncash investing and financing activities:
During the six months ended October 31, 2012 and 2011, the Company acquired certain assets from franchisees and area developers as follows:
Fair value of assets purchased	$6,474	$6,878
Receivables applied	(5,242)	(6,823)
Accounts payable canceled	1,902	1,186
Notes payable issued	(1,508)	(357)
Elimination of related deferred revenue	726	1,143
Cash paid to franchisees and area developers	$2,352	$2,027
During the six months ended October 31, 2012 and 2011, the Company sold certain assets to franchisees and area developers as follows:
Book value of assets sold	$2,855	$3,075
Loss on sale	(113)	(16)
Deferred gain on sale	742	674
Notes received	(2,098)	(3,199)
Cash received from franchisees and area developers	$1,386	$534
Accrued capitalized software costs included in accounts payable	$1,135	$1,054

(1) As restated - See Note 14 “Restatement of Previously Issued Financial Statements” of Notes to Condensed Consolidated Financial Statements.

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

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (US GAAP) for interim financial information.  The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements.  Consolidated balance sheet data as of April 30, 2012 was derived from the Company’s April 30, 2013 Annual Report to Shareholders on Form 10-K. As discussed in Note 14, the Company has restated its consolidated financial statements as of and for the three and six months ended October 31, 2012 and 2011.

In the opinion of management, all adjustments necessary for a fair presentation of such financial statements in accordance with US GAAP have been recorded.  Such adjustments consisted only of normal recurring items.  The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in its April 30, 2013 Annual Report to Shareholders on Form 10-K.

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

(e)                      Foreign Operations

Canadian operations contributed $291,000 and $775,000 in revenues for the three and six months ended October 31, 2012, respectively, and $321,000 and $934,000 in revenues for the three and six months ended October 31, 2011, respectively.

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

(2)                                 Notes and Accounts Receivable

The Company provides financing to franchisees for the purchase of franchises, clusters of territories, company-owned offices and/or for working capital and equipment needs. The franchise-related notes generally are payable over five years and the working capital and equipment notes generally are due within one year. All notes bear interest at 12%.  Activity related to notes receivable for the six months ended October 31, 2012 and the fiscal year ended April 30, 2012 is as follows:

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

October 31, 2012 and 2011 (Unaudited)

	October 31, 2012	April 30, 2012
	As Restated
	(In thousands)
Balance at beginning of period	$79,838	$70,564
Notes received for:
Sales of franchises and clusters of territories	2,245	8,131
Sales of certain assets to franchisees	7,466	12,554
Franchisee to franchisee note assumptions	5,039	7,439
Working capital and equipment loans to franchisees	20,855	67,969
Refinancing of accounts receivable	16,036	16,787
	51,641	112,880
Repayment of notes	(4,533)	(82,258)
Notes canceled	(12,648)	(21,188)
Foreign currency adjustment	(117)	(160)
Balance at end of period	$114,181	$79,838
Unrecognized revenue portion of notes receivable	(37,925)	(37,050)
Notes receivable less unrecognized revenue	$76,256	$42,788

Most of the notes receivable are due from the Company’s franchisees and area developers (ADs) and are collateralized by the underlying franchise and are guaranteed by the respective franchisee or AD and franchise or AD owner(s). The franchisees’ ability to repay the notes is dependent upon both the performance of the tax preparation industry as a whole and the individual franchisees’ or ADs’ areas.

The refinancing of accounts receivable results from a franchisee electing to deliver to the Company a promissory note for past-due royalties and advertising fees that have been previously recorded as accounts receivable in the Company’s consolidated financial statements.

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

Management believes that the recorded allowance is adequate based upon its consideration of the estimated value of the franchises and AD areas supporting the receivables. Any adverse change in the tax preparation industry or the individual franchisees’ or ADs’ areas could affect the Company’s estimate of the allowance.

Notes and accounts receivable include royalties billed that relate to territories operated by franchisees located in AD territories.  The Company has recorded amounts payable to area developers for their share of these receivables of $9,413,000 and $15,956,000 at October 31, 2012 and April 30, 2012, respectively.

Activity in the allowance for doubtful accounts for the six months ended October 31, 2012 and 2011 is as follows:

	2012	2011
	As Restated	As Restated

Beginning balance	$5,290	$4,827
Additions charged to expense	3,264	2,391
Write-offs	(2,680)	(2,366)
Foreign currency adjustment	(30)	(73)
Ending balance	$5,844	$4,779

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

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

October 31, 2012 and 2011 (Unaudited)

The allowance for doubtful accounts at October 31, 2012 and April 30, 2012 is allocated as follows:

	October 31,	April 30,
	2012	2012
	As Restated
	(In thousands)
Impaired:
Notes receivable including interest less unrecognized revenue	$5,772	$6,728
Accounts receivable	3,026	4,375
Less allowance for uncollected interest, amounts due ADs, related deferred revenue and amounts due franchisees	(1,622)	(1,704)
Net amount due	$7,176	$9,399

Allowance for doubtful accounts for impaired notes and accounts receivable	$3,362	$4,488

Non-impaired:
Notes receivable including interest less unrecognized revenue	$75,032	$37,936
Accounts receivable	11,869	35,259
Less allowance for uncollected interest, amounts due ADs, related deferred revenue and amounts due franchisees	(12,317)	(17,432)
Net amount due	$74,584	$55,763

Allowance for doubtful accounts for non-impaired notes and accounts receivable	$2,482	$802

Total allowance for doubtful accounts	$5,844	$5,290

The aging of accounts and notes receivable at October 31, 2012 is as follows:

		Allowance
	Total	for Uncollected		Total
	Past Due	Interest	Current	Receivables
	(In thousands)
Accounts receivable	$13,266	$(1,794)	$1,629	$13,101
Notes receivable including interest less unrecognized revenue (As Restated)	6,050	(1,417)	74,754	79,387
Total	$19,316	$(3,211)	$76,383	$92,488

Accounts receivable are considered to be past due if unpaid after 30 days and notes receivable are considered past due if unpaid after 90 days, at which time the notes are put on nonaccrual status.

The Company’s average investment in impaired notes receivable during the six months ended October 31, 2012 and 2011 was $6,250,000 and $5,351,000, respectively.  Interest income related to impaired notes was $107,000 and $245,000 for the three and six months ended October 31, 2012, respectively, and $124,000 and $218,000 for the three and six months ended October 31, 2011, respectively.  The Company’s investment in notes receivable on nonaccrual status at October 31, 2012 and April 30, 2012 was $4,633,000 and $5,274,000, respectively.

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

(4)                                 Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the six months ended October 31, 2012 are as follows:

	Goodwill	Accumulated impairment loss	Net
		As Restated (In thousands)
Balance at April 30, 2012	$6,157	$(757)	$5,400
Acquisitions of assets from franchisees	2,353	—	2,353
Disposals and foreign currency changes, net	(1,264)	212	(1,052)
Impairments	—	—	—
Balance at October 31, 2012	$7,246	$(545)	$6,701

Components of intangible assets are as follows:

		As of October 31, 2012			As of April 30, 2012
	Amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
		As Restated
	(In thousands)
Amortizable other intangible assets:
Assets acquired from franchisees:
Customer lists and reacquired rights	3 years	$4,258	$(1,578)	$2,680	$3,370	$(1,195)	$2,175
Area developer rights	10 years	11,003	(2,274)	8,729	10,429	(2,290)	8,139
		$15,261	$(3,852)	$11,409	$13,799	$(3,485)	$10,314

During the six months ended October 31, 2012, the Company acquired the assets of various franchisees for $4,150,000.  These acquisitions were accounted for as business combinations, with the value allocated to identifiable intangible assets and goodwill.  The acquired businesses are operated as Company-owned offices until a buyer is found.

The purchase price of assets acquired from franchisees was allocated as follows:

	Six Months Ended October 31,
	2012	2011
	As Restated
	(In thousands)
Customer lists and reacquired rights	$1,797	$2,397
Goodwill	2,353	3,290
Total	$4,150	$5,687

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

(6)                                 Debt

The Company has a credit facility that consists of a $25,000,000 term loan and a $105,000,000 revolving credit facility, with an accordion feature permitting the Company to request an increase in availability of up to an additional $70,000,000.  Outstanding borrowings accrue interest at one-month London Inter-Bank Offered Rate (LIBOR) plus a margin ranging from 1.50% to 2.25% depending on the Company’s leverage ratio. At October 31, 2012, the interest rate was 1.84%. The indebtedness is collateralized by substantially all the assets of the Company and both loans expire on April 30, 2017.  The credit facility contains certain financial covenants that the Company must meet, including leverage and fixed charge coverage ratios as well as minimum net worth requirements.  The Company’s borrowing availability under the credit facility at October 31, 2012 was $27.6 million. The Company was in compliance with the financial covenants of its credit facility at October 31, 2012 and April 30, 2012.  Debt at October 31, 2012 and April 30, 2012 consisted of the following:

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

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

October 31, 2012 and 2011 (Unaudited)

(8)                                 Income Taxes

For the three and six months ended October 31, 2012, the Company recognized income tax benefits of $3,872,000 and $7,905,000, respectively.  For the three and six months ended October 31, 2011, the Company recognized income tax benefits of $3,192,000 and $5,899,000, respectively.  The Company has determined no reserves for uncertain tax positions were required at October 31, 2012 or April 30, 2012.  The Company computes its provision or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.

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

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

October 31, 2012 and 2011 (Unaudited)

The computation of basic and diluted net loss per share for the three and six months ended October 31, 2012 and 2011 is as follows:

	Three Months Ended
	October 31, 2012
	As Restated
	Class A	Class B
	Common Stock	Common Stock
	(in thousands, except for share and per share amounts)

Basic and diluted net loss per share:
Numerator
Allocation of undistributed losses	$(5,689)	$(422)
Denominator
Weighted-average common shares outstanding	12,127,179	900,000

Basic and diluted net loss per share	$(0.47)	$(0.47)

	Six Months Ended
	October 31, 2012
	As Restated
	Class A	Class B
	Common Stock	Common Stock
	(in thousands, except for share and per share amounts)

Basic and diluted net loss per share:
Numerator
Allocation of undistributed losses	$(11,583)	$(891)
Denominator
Weighted-average common shares outstanding	11,701,417	900,000

Basic and diluted net loss per share	$(0.99)	$(0.99)

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

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

October 31, 2012 and 2011 (Unaudited)

	Three Months Ended
	October 31, 2011
	As Restated
	Class A	Class B
	Common Stock	Common Stock
	(in thousands, except for share and per share amounts)

Basic and diluted net loss per share:
Numerator
Allocation of undistributed losses	$(4,938)	$(428)
Denominator
Weighted-average common shares outstanding	10,386,758	900,000

Basic and diluted net loss per share	$(0.48)	$(0.48)

	Six Months Ended
	October 31, 2011
	As Restated
	Class A	Class B
	Common Stock	Common Stock
	(in thousands, except for share and per share amounts)

Basic and diluted net loss per share:
Numerator
Allocation of undistributed losses	$(9,129)	$(788)
Denominator
Weighted-average common shares outstanding	10,423,924	900,000

Basic and diluted net loss per share	$(0.88)	$(0.88)

As a result of the net losses for the periods, diluted net loss per share excludes the impact of shares of potential common stock from the exercise of options to purchase 2,674,000 shares and 2,679,000 shares for the three and six months ended October 31, 2011, respectively, because the effect would be antidilutive.

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

Stock option activity during the six months ended October 31, 2012 is as follows:

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

October 31, 2012 and 2011 (Unaudited)

		Weighted
	Number of	average
	options	exercise price
Outstanding at April 30, 2012	2,729,013	$14.21
Granted	332,035	15.00
Exercised	(150,571)	10.57
Canceled	(108,165)	12.80
Outstanding at October 31, 2012	2,802,312	14.55

All of the stock options granted during the six months ended October 31, 2012 were granted to employees of the Company, except for 43,000 options granted to nonemployee directors.

The total intrinsic value of options exercised during the six months ended October 31, 2012 was approximately $667,000.

Nonvested stock option (options that did not vest in the period in which granted) activity during the six months ended October 31, 2012 is as follows:

		Weighted
	Nonvested	average
	options	exercise price
Outstanding at April 30, 2012	452,500	$15.00
Granted	332,035	15.00
Vested	(10,000)	15.00
Canceled	(4,900)	15.00
Outstanding at October 31, 2012	769,635	15.00

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

Nonfinancial assets and liabilities: The fair value of customer lists and reacquired rights is measured on a nonrecurring basis in the period that the Company deemed the assets impaired.  Fair value is determined based on historical transactions involving sales of company-owned offices.

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

At October 31, 2012 and April 30, 2012, the following tables present, for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis (in thousands):

		October 31, 2012
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
	As Restated
Assets:
Recurring:
Equity securities, available for sale	3,231	3,231	—	—
Nonrecurring:
Impaired accounts and notes receivable	$4,453	$—	$—	$4,453
	$4,453	$—	$—	$4,453
Liabilities:
Recurring:
Interest rate swap agreements	466	—	466	—
	$466	$—	$466	$—

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

October 31, 2012 and 2011 (Unaudited)

		April 30, 2012
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Recurring:
Cash equivalents	$18,848	$18,848	$—	$—
Nonrecurring:
Impaired accounts and notes receivable	$5,746	$—	$—	$5,746
Impaired goodwill	1,477	—	—	1,477
Impaired reacquired rights	412	—	—	412
Impaired customer lists	564	—	—	564
	8,199	—	—	8,199
Total	$27,047	$18,848	—	$8,199
Liabilities:
Recurring:
Interest rate swap agreements	$694	$—	$694	$—
	$694	$—	$694	$—

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

Management considers reacquired rights, customer lists and goodwill, associated with a company-owned office to be impaired if the net carrying amount exceeds the fair value of the underlying franchise.  In establishing the fair value of the underlying franchise, consideration is given to historical transactions involving sales of company-owned offices and the net fees of the underlying franchise.

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

(14)                          Restatement of Previously Issued Financial Statements

As disclosed in our Form 10-K for the year ended April 30, 2013, on August 1, 2013, the Company concluded that previously issued consolidated financial statements should not be relied upon due to certain revenue recognition adjustments.  The Company’s decision to restate its consolidated financial statements was based upon the results of an internal review of the Company’s historical revenue recognition policies and their application.  The Company has restated its consolidated financial statements for the fiscal quarters ended October 31, 2012 and 2011.  Restated consolidated financial statements for the fiscal quarters ended July 31, 2012 and January 31, 2013 will be included in an amended filing at a later date.

Impact of Corrections on Previously Issued Consolidated Financial Statements

Adjustments were made for the following items:

•                  The Company determined that its area developer agreements do not constitute a franchise relationship for accounting purposes.  Therefore, instead of recording revenue at the inception of the area developer relationship under franchise accounting, the Company now records these fees over the life of the area developer contract, which is typically 10 years.  Additionally, our financial statements now show the portion of franchise fees, interest and royalties that the AD is entitled to receive from us in our revenue captions, with an equal amount of expense shown in a new operating expense caption, area developer expense. These amounts were previously presented on a net basis.

•                  The Company changed its revenue recognition policy for franchise fees to record revenue as amounts are received from the franchisee. Previously, the Company generally recorded such revenues at the time of sale, net of expected note cancellations related to the amount financed.  Therefore, under the new revenue recognition policy any portion of franchise fees that is financed is only reflected as revenue as the note payments are made.

•                  The Company also revised its methodology for the allocation of the purchase price associated with the acquisitions of businesses from franchisees.  Historically, the Company allocated the entire purchase price to an identifiable intangible asset, customer list.  The new methodology allocates the purchase price to all identifiable intangible assets, which consist of reacquired rights and customer list.  Any unallocated purchase price is recorded as goodwill.

The following table presents the effect of the restatement adjustments on the condensed consolidated balance sheet:

	October 31, 2012
	As Reported	Adjustments	As Restated
	(in thousands)
Receivables:

Notes	$67,733	$(9,230)	$58,503
Interest	5,020	(1,889)	3,131
Allowance for doubtful accounts	(5,255)	534	(4,721)
Total receivables, net	80,599	(10,585)	70,014
Income tax receivable	12,559	(187)	12,372
Deferred income taxes	18	2,969	2,987
Total current assets	97,298	(7,803)	89,495
Notes receivable, excluding current portion	46,448	(28,695)	17,753
Allowance for uncollectible amounts for long-term notes receivable	(2,082)	959	(1,123)
Goodwill	1,913	4,788	6,701
Other intangibles, net	25,515	(14,106)	11,409
Deferred income taxes	—	1,068	1,068
Other assets, net	5,745	1	5,746
Total assets	203,530	(43,788)	159,742
Due to area developers	15,680	(6,267)	9,413
Deferred income taxes	416	(416)	—
Deferred revenue - short-term portion	5,771	1,602	7,373
Total current liabilities	33,109	(5,081)	28,028
Deferred revenue - long-term portion	—	10,722	10,722
Deferred income taxes	16,668	(16,668)	—
Total liabilities	114,725	(11,027)	103,698
Retained earnings	81,252	(32,761)	48,491
Total stockholders’ equity	88,805	(32,761)	56,044
Total liabilities and stockholders’ equity	203,530	(43,788)	159,742

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

•                  Adjustments to deferred revenue to reflect the recognition of area developer fees over the life of their agreement

•                  Adjustments to stockholders’ equity reflect the cumulative impact of all of the restatement adjustments

The following table summarizes the effects of the restatement on the condensed consolidated financial statements of operations for the three and six months ended October 31, 2012 and 2011:

	Three Months Ended October 31, 2012
	As Reported	Adjustments	As Restated
	(in thousands)
Franchise fees	$2,564	$(426)	$2,138
Provision for refunds	313	(313)	—
Area developer fees	—	2,079	2,079
Royalties and advertising fees	762	287	1,049
Interest income	2,966	(315)	2,651
Net gain on sale of company-owned offices and other revenue	916	111	1,027
Total revenues	7,289	2,049	9,338
General and administrative expenses	5,960	150	6,110
Area developer expense	—	1,115	1,115
Depreciation, amortization, and impairment charges	1,738	(306)	1,432
Total operating expenses	17,852	959	18,811
Loss from operations	(10,563)	1,090	(9,473)
Loss before income taxes	(11,073)	1,090	(9,983)
Income tax benefit	(4,375)	503	(3,872)
Net loss	(6,698)	587	(6,111)

Net loss per share of Class A and Class B common stock:
Basic and diluted	$(0.51)	$0.04	$(0.47)

	Six Months Ended October 31, 2012
	As Reported	Adjustments	As Restated
	(in thousands)
Franchise fees	$5,050	$(2,245)	$2,805
Provision for refunds	388	(388)	—
Area developer fees	—	4,001	4,001
Royalties and advertising fees	1,769	604	2,373
Interest income	5,625	(426)	5,199
Net gain on sale of company-owned offices and other revenue	1,107	185	1,292
Total revenues	14,075	2,507	16,582
General and administrative expenses	11,576	350	11,926
Area developer expense	—	1,832	1,832
Depreciation, amortization, and impairment charges	3,629	(606)	3,023
Total operating expenses	34,585	1,576	36,161
Loss from operations	(20,510)	931	(19,579)
Loss before income taxes	(21,310)	931	(20,379)
Income tax benefit	(8,460)	555	(7,905)
Net loss	(12,850)	376	(12,474)

Net loss per share of Class A and Class B common stock:
Basic and diluted	$(1.02)	$0.03	$(0.99)

	Three Months Ended October 31, 2011
	As Reported	Adjustments	As Restated
	(in thousands)
Franchise fees	$4,544	$(2,364)	$2,180
Provision for refunds	356	(356)	—
Area developer fees	—	1,473	1,473
Royalties and advertising fees	810	254	1,064
Interest income	2,586	(489)	2,097
Net gain on sale of company-owned offices and other revenue	988	109	1,097
Total revenues	8,793	(661)	8,132
Area developer expense	—	1,113	1,113
Depreciation, amortization, and impairment charges	1,696	(247)	1,449
Total operating expenses	15,298	866	16,164
Loss from operations	(6,505)	(1,527)	(8,032)
Loss before income taxes	(7,031)	(1,527)	(8,558)
Income tax benefit	(2,705)	(487)	(3,192)
Net loss	(4,326)	(1,040)	(5,366)

Net loss per share of Class A and Class B common stock:
Basic and diluted	$(0.38)	$(0.10)	$(0.48)

	Six Months Ended October 31, 2011
	As Reported	Adjustments	As Restated
	(in thousands)
Franchise fees	$5,906	$(2,925)	$2,981
Provision for refunds	515	(515)	—
Area developer fees	—	3,155	3,155
Royalties and advertising fees	1,828	545	2,373
Interest income	4,607	(712)	3,895
Net gain on sale of company-owned offices and other revenue	1,299	225	1,524
Total revenues	13,661	803	14,464
Area developer expense	—	1,735	1,735
Depreciation, amortization, and impairment charges	3,318	(495)	2,823
Total operating expenses	28,204	1,240	29,444
Loss from operations	(14,543)	(437)	(14,980)
Loss before income taxes	(15,379)	(437)	(15,816)
Income tax benefit	(6,074)	175	(5,899)
Net loss	(9,305)	(612)	(9,917)

Net loss per share of Class A and Class B common stock:
Basic and diluted	$(0.82)	$(0.06)	$(0.88)

The adjustments reflected in the tables above include:

•                  Adjustments to franchise fees include the reclassification of area developer fees to a separate caption, the net impact of changing our franchise fee recognition policy to receipt of funds and the change to gross presentation for the area developer portion

•                  Adjustments to provision for refunds are due to the change in our franchise fee recognition policy

•                  Adjustments to area developer fees are the net effect of reclassifying AD fees out of franchisee fees and the impact of recognizing revenue over the life of the agreement

•                  Adjustments to royalties and advertising reflect the change to gross presentation for the area developer portion of royalties

•                  Adjustments to interest income reflect the change to gross presentation for the area developer portion of interest and the conversion to cash basis from accrual basis for interest on notes related to unrecognized revenue

•                  Adjustments to general and administrative expense reflect the increase in the provision for bad debts due to the elimination of the provision for refunds

•                  Adjustments to area developer expense reflect the change to a gross presentation for franchise fees, royalties and interest owed to area developers

•                  Adjustments to amortization and impairment charges are the net effect of the change in purchase price allocation for company-owned offices acquired from franchisees and the impact of a smaller balance of area developer rights due to the netting of deferred revenue upon reacquisition

•                  Adjustments to the provision for income taxes reflect the impact of the restatement adjustments

The following table presents the effect of the restatement adjustments on the condensed consolidated statements of comprehensive loss for the three and six months ended October 31, 2012 and 2011:

	Three Months Ended October 31, 2012
	As Reported	Adjustments	As Restated
	(in thousands)
Net loss	$(6,698)	$587	$(6,111)
Comprehensive loss	(6,401)	587	(5,814)

	Six Months Ended October 31, 2012
	As Reported	Adjustments	As Restated
	(in thousands)
Net loss	$(12,850)	$376	$(12,474)
Comprehensive loss	(12,736)	376	(12,360)

	Three Months Ended October 31, 2011
	As Reported	Adjustments	As Restated
	(in thousands)
Net loss	$(4,326)	$(1,040)	$(5,366)
Comprehensive loss	(4,504)	(1,040)	(5,544)

	Six Months Ended October 31, 2011
	As Reported	Adjustments	As Restated
	(in thousands)
Net loss	$(9,305)	$(612)	$(9,917)
Comprehensive loss	(9,766)	(612)	(10,378)

The restatement had no impact on net operating, investing or financing activities within the consolidated statements of cash flows.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. Factors that may cause such differences include, but are not limited to, the risks described under “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2013 and risks described in all other filings with the Securities and Exchange Commission, including:

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

•      risks relating to our management’s determination that there was a material weakness in our internal control over financial reporting, and as a result that our disclosure controls and procedures were not effective, as of periods at and prior to October 31, 2013; and

•      other factors, including the risk factors discussed in this quarterly report.

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

See Note 19 to our Consolidated Financial Statements for a description of the restatement of our financial statements in our Annual Report on Form 10-K for the year ended April 30, 2013 and a summary of the impact of the restatement on the applicable unaudited quarterly financial information for the three months ended October 31, 2011 and October 31, 2012 presented in this Quarterly Report (See Note 14).

Restatement

As described in our Annual Report on Form 10-K for the year ended April 30, 2013, we have restated our financial statements and other information.  For further discussion of the effects of the restatement, see Part 1, Item1 “Financial Statements,” Note 14 “Restatement of Previously Issued Financial Statements” to our Condensed Consolidated Financial Statements and Part 1, Item 4 “Controls and Procedures.”

The restatement has had the following effect applicable to this report:

•      The Condensed Consolidated Statements of Operations, Statements of Comprehensive Loss and the Condensed Consolidated Statements of Cash Flows for the three and six months ended October 31, 2012 and October 31, 2011, and the Condensed Consolidated Balance Sheet at October 31, 2012, have been restated.

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

From 2001 through 2012, we grew our number of tax offices from 508 to nearly 4,200. We and our franchisees operated 3,920 offices in the United States during the 2012 tax season, a 9.2% increase over the 2011 tax season, when we operated 3,590 offices, which was itself a 9.3% increase over the number of offices operated in the 2010 tax season. Approximately 65% of our revenue for fiscal year 2012 was derived from franchise fees, area developer fees,  royalties and advertising fees, and for this reason, continued growth in our franchise locations is viewed by management as the key to our future performance.

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

In October 2012, we announced that we would have the opportunity to offer tax preparation services in more than 300 Walmart stores beginning in the 2013 tax season. Because this announcement occurred relatively late in the second quarter, the sales process for franchisees who might have considered expanding into a nearby Walmart location was delayed and our ability to close a significant number of those territories by the end of the fiscal second quarter was adversely affected. In addition, we concluded that more of our expanding franchisees are choosing our “rent to own” option for Walmart locations, and this trend delayed the recognition of these territory sales to the fourth quarter of fiscal 2013 for franchisees that elected to purchase the territory at that time. Moreover, because many of the Walmart stores were in rural areas that are more difficult to sell, we operated more company stores in the 2013 tax season than in prior years. However, from a longer term perspective, we believe that opening and operating these Walmart stores in hard to sell areas provided us the opportunity to sell these territories sooner than would otherwise have been possible and will allow us to expand our footprint into these rural areas more quickly.

•                  Area Developer Fees:  Our fees for AD areas vary based on our assessment of the revenue potential of each AD area, and also depend on the performance of any existing franchisees within the AD area being sold. Our ADs generally receive 50% of both the franchise fees and royalties derived from territories located in their area.  Area developer fees received are recognized as revenue on a straight-line basis over the initial contract term of each Area Developer agreement with the cumulative amount of revenue recognized not to exceed the amount of cash received.

As with our franchise sales, we have recently revised our policies for the way in which we account for the sales of area developer territories. Because we have determined that area developer agreements are not franchise transactions for accounting purposes, we amortize our revenue from area developer sales over the length of our area developer agreements, which are typically ten years. For this reason, significant year-to-year trends in our area developer sales activity are apparent from our comparative financial results only to the extent that the most recent year is so anomalous as to result in a significant variation in recognized area developer revenue. We will identify trends in these sales even where they do not represent a material year-to-year difference for purposes of area developer revenue recognition.

We expect new area developer sales to become a less significant source of new revenue as we continue to build out our franchise network and have less need to utilize ADs to support that effort.

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

Our reported royalties revenue includes the portion of royalties that is paid to us by franchisees but that is contractually due to ADs under our area developer agreements.  The amount of royalties due to area developers is recorded as an expense.

•                  Advertising Fees:    We earn advertising fee revenue from our franchisees. Our franchise agreement requires all franchisees to pay us an advertising fee of 5% of the franchisee’s tax preparation revenue, which we use primarily to fund collective advertising efforts.

•                  Financial Products:    We offer two types of financial products: “refund transfer” products, such as electronic refund checks (“ERCs”), which involve providing a means by which a customer may receive his or her refund more quickly and conveniently, and other tax settlement products, such as refund anticipation loans (“RALs”) and instant cash advances (“ICAs”). We earn fees from the use of these financial products. Because the remaining bank that offered RALs ceased to do so after the end of the 2012 tax season, we no longer expect to be able to offer RALs through banks and other federally-insured financial institutions, and our ability to offer refund-based loans may therefore be more limited than in the past.

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

	Three Months Ended October 31,				Six Months Ended October 31,
			Change				Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands)				(in thousands)
Results of Operations
Total revenues	$9,338	$8,132	$1,206	15%	$16,582	$14,464	$2,118	15%
Operating loss	(9,473)	(8,032)	(1,441)	18%	(19,579)	(14,980)	(4,599)	31%
Net loss	(6,111)	(5,366)	(745)	14%	(12,474)	(9,917)	(2,557)	26%

Results of Operations

Three months and six months ended October 31, 2012 compared to three months and six months ended October 31, 2011

Revenues.    The table below sets forth the components and changes in our revenues for the three and six months ended October 31, 2012 and 2011.

	Three Months Ended October 31,				Six Months Ended October 31,
			Change				Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands)				(in thousands)
Results of Operations
Franchise fees	$2,138	$2,180	$(42)	-2%	$2,805	$2,981	$(176)	-6%
Area developer fees	2,079	1,473	606	41%	4,001	3,155	846	27%
Royalties	792	811	(19)	-2%	1,797	1,802	(5)	0%
Advertising fees	257	253	4	2%	576	571	5	1%
Financial products	169	132	37	28%	471	291	180	62%
Interest income	2,651	2,097	554	26%	5,199	3,895	1,304	33%
Tax preparation fees, net of discounts	225	89	136	153%	441	245	196	80%
Net gain on sale of company-owned offices and other revenue	1,027	1,097	(70)	-6%	1,292	1,524	(232)	-15%
Total revenues	$9,338	$8,132	$1,206	15%	$16,582	$14,464	$2,118	15%

Total revenues increased by 15% in the three months ended October 31, 2012, compared to the same quarter in fiscal 2012, due to the following factors:

•                  A 41% increase in area developer fees reflecting increased area developer sales in 2012 for which we recognized fee revenue, as well as the fact that because we recognize our area developer fee revenue over ten years, earlier years in that ten-year period had fewer area developer sales than the most recent year that replaced the oldest year in the prior year’s ten-year period.

•                  A 26% increase in interest income, reflecting additional lending we made to our franchisees and ADs for the acquisition of territories and areas and to our franchisees for working capital purposes and the additional payments received on those loans.

•                  A 153% increase in tax preparation fees primarily due to an increase in the number of company-owned offices.

These increases in revenue were partially offset by a 6% decrease in net gain on the sale of company-owned offices and other revenue, largely reflecting the sale of fewer company-owned offices during the 2012 period than during the 2011 period.

Total revenues increased by 15% in the first six months of fiscal 2013, compared to fiscal 2012, due to the following factors:

•                  A 33% increase in interest income, reflecting additional lending we made to our franchisees and ADs for the acquisition of territories and areas and to our franchisees for working capital purposes and the additional payments received on those loans.

•                  A 27% increase in area developer fees, reflecting increased area developer sales in 2012 for which we recognized fee revenue, as well as the fact that because we recognize our area developer fee revenue over ten years, earlier years in that ten-year period had fewer area developer sales than the most recent year that replaced the oldest year in the prior year’s ten-year period.

•                  An 80% increase in tax preparation fees primarily due to an increase in the number of company-owned offices.

•                  A 62% increase in financial products revenue primarily attributable to originating more financial products through our subsidiary, JTH Financial, rather than through third parties.

The increases in interest income area developer fees, tax preparation fees and financial product revenues were partially offset by:

•                  A 6% decrease in franchise fees due to a decline in cash payments received for franchise fees.

•                  A 15% decrease in net gain on the sale of company-owned offices and other revenue, largely reflecting the sale of fewer company-owned offices during the 2012 period than during the 2011 period.

Operating expenses.    The table below details the amounts and changes in our operating expenses for the three and six months ended October 31, 2012 and 2011.

	Three Months Ended October 31,				Six Months Ended October 31,
			Change				Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands)				(in thousands)
Operating expenses
Employee compensation and benefits	$7,615	$6,559	$1,056	16%	$14,281	$12,209	$2,072	17%
General and administrative	6,110	5,214	896	17%	11,926	9,058	2,868	32%
Area developer expense	1,115	1,113	2	0%	1,832	1,735	97	6%
Advertising	2,539	1,829	710	39%	5,099	3,619	1,480	41%
Depreciation, amortization and impairment charges	1,432	1,449	(17)	-1%	3,023	2,823	200	7%
Total operating expenses	$18,811	$16,164	$2,647	16%	$36,161	$29,444	$6,717	23%

Our total operating expenses increased by $6.7 million and by $2.6 million in the first six months and the second quarter of fiscal 2013, compared to the same period of fiscal 2012, representing a 23% increase and 16% increase, respectively.  The largest components of these increases were:

•                  A 32% and 17%  increase, respectively, in general and administrative expenses, caused primarily by the following:

•                  A $873,000 and $335,000 increase in bad debt expense based on our assessment of the appropriate level of the allowance for doubtful accounts.

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

Other Items.     There were no material changes in our other income between the first six months and second quarter of fiscal 2013 and the same periods of fiscal 2012. We recorded income tax benefits in the first six months of fiscal 2013 and 2012 (effective rates of 38.8% and 37.3%, respectively, for the six-month periods and of 38.8% and 37.3%, respectively, for the three-months periods). However, because of the seasonal nature of our business, we expect that the losses we incur for the first three quarters of a fiscal year will be more than offset by the results of our fiscal fourth quarter.

Net loss.    For the first six months of fiscal 2013, as compared to 2012, our net loss increased by 26%, reflecting an increase in operating expenses of 23%, which more than offset our 15% increase in revenues. For the second quarter of fiscal 2013, as compared to 2012, our net loss increased by 14%, reflecting an increase in revenue of 15%, which was also more than offset by an increase in operating expenses of 16%.

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

Franchisee lending and potential exposure to credit loss.    A substantial portion of our cash flow during the year is utilized to provide funding to our franchisees and ADs.  At October 31, 2012, our total balance of loans to franchises and ADs for working capital and equipment loans, representing cash amounts we had advanced to the franchisees and ADs, was $30.0 million. In addition, at that date, our franchisees and ADs together owed us an additional $62.5 million for unpaid amounts owed to us, typically representing the unpaid purchase price of new territories (in the case of franchisees) and areas comprising clusters of territories (in the case of ADs), and other amounts owed to us for royalties and other unpaid amounts for which our franchisees and ADs had outstanding payment obligations.

Our actual exposure to potential credit loss associated with franchisee loans is less than the aggregate amount of those loans because a significant portion of those loans are to franchisees located within AD areas, where our AD is ultimately entitled to a substantial portion of the franchise fee and royalty revenues represented by some of these loans. For this reason, the amount of indebtedness of franchisees to us is effectively offset in part by our related payable obligation to ADs with respect to franchise fees and royalties. As of October 31, 2012, the total indebtedness of franchisees to us where the franchisee is located in an AD area was $56.1 million, but $9.4 million of that indebtedness represents amounts ultimately payable to ADs as their share of franchise fees and royalties.

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

The unpaid amounts owed to us from our franchisees and ADs are collateralized by the underlying franchise or area and are guaranteed by the respective franchisee or AD and the related owner(s). Accordingly, to the extent a franchisee or AD does not satisfy its payment obligations to us, we may repossess the underlying franchise or area in order to resell it in the future. At October 31, 2012, we had an investment in impaired accounts and notes receivable and related interest receivable of approximately $7.2 million. We consider accounts and notes receivable to be impaired if the amounts due exceed the fair value of the underlying franchise and estimate an allowance for doubtful accounts based on that excess. Amounts due include the recorded value of the accounts and notes receivable reduced by the allowance for uncollected interest, amounts due to ADs for their portion of franchisee receivables, any related deferred revenue and amounts owed to the franchisee or AD by us. In establishing the fair value of the underlying franchise, we consider net fees of open territories and the number of unopened territories. At October 31, 2012, we have recorded an allowance for doubtful accounts for impaired accounts and notes receivable of $3.4 million. There were no significant concentrations of credit risk with any individual franchisee or AD as of October 31, 2012, and we believe that our allowance for doubtful accounts as of October 31, 2012 is adequate for our existing loss exposure. We closely monitor the performance of our franchisees and ADs, and will adjust our allowances as appropriate if we determine that the existing allowances are inadequate to cover estimated losses.

ICA guarantees.    During the 2012 tax season, we continued a relationship with a non-bank lender to offer ICAs to customers in a limited number of our offices. We expect further expansion of this program in subsequent tax seasons. In exchange for the payment of a fee, we guaranteed any loan losses incurred by the third party lender from the loans to our customers. These loans were typically made with the expectation that they will only be outstanding for a few weeks. We were obligated to repurchase these loans if they are not repaid within 60 days. We expected the number of these loans made and the balance outstanding to peak early in the tax season, but significantly decrease by the end of February. In addition, we may subsequently collect a portion of the loan balances. During the 2012 tax season, we incurred $1.1 million in losses related to those loans, which represented 2.4% of the ICA loans made during the 2012 tax season.

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

•                  Lower franchise fee, AD fee, royalty and advertising royalty receipts of $2.1 million largely due to an increase in franchisees electing to refinance their accounts receivable with a note receivable.

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

The above uses of cash were offset partially by an increase of $852,000 in the proceeds from the sale of company-owned offices and area developer rights and other assets, due to AD sales that occurred in the first six months of fiscal 2013, but not fiscal 2012.

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

At October 31, 2012, using the leverage ratio applicable under our loan covenants at the end of that quarter, our maximum unused borrowing capacity was $27.6 million. Under our credit facility, our leverage ratio requirement at the end of each fiscal quarter is 3:1, except at January 31, 2013, when it increases to 4:1.

Our credit facility also contains a requirement that we reduce the balance of our revolving loan to zero for a period of at least 45 consecutive days each fiscal year. However, because our term loan will remain outstanding during that 45 day period, and given our historic cash flow experience at the end and at the beginning of each fiscal year, we do not anticipate that the unavailability of our revolving loan during that 45 day period each fiscal year will adversely affect our cash flow. We satisfied this requirement for fiscal 2013 during the fiscal quarter ended July 31, 2012.

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

At October 31, 2012 our leverage ratio was 2.14:1. Using the 3:1 test, our available borrowing capacity under the revolving credit facility at October 31, 2012 was $27.6 million. The leverage ratio is measured only at the end of each fiscal quarter, and so there may be times at which we exceed the quarter-end leverage ratio during the quarter, which we are permitted to do provided that our leverage ratio is within the allowable ratio at quarter-end.

We also are obligated to satisfy a fixed charge coverage ratio test which requires that ratio to be not less than 1.50:1 at the end of every fiscal quarter. At October 31, 2012, our fixed charge coverage ratio was 3.31:1.

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

Seasonality of Operations

Given the seasonal nature of the tax return preparation business, we have historically generated and expect to continue to generate most of our revenues during the period from January 1 through April 30. In fiscal 2012 we earned 34% of our revenues during our fiscal third quarter ended January 31, 2012, and earned 89% of our revenues during the combined fiscal third and fourth quarters. We historically operate at a loss through the first eight months of each fiscal year, during which we incur costs associated with preparing for the upcoming tax season.

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

ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as defined under Exchange Act Rule 13a-15(e) and 15d-15(e).  Based on the evaluation of our disclosure controls and procedures and because the material weakness in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act), described in Management’s Report on Internal Control over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended  April 30, 2013, existed throughout the fiscal year ended April 30, 2013, our CEO and CFO have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended October 31, 2012, no change in our internal control over financial reporting that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting, occurred. However, as described in Plan for Remediation of Material Weakness on Form 10-K for the year ended April 30, 2013, we have begun dedicating resources to support our efforts to improve the control environment and to remedy the material weakness noted above.

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

JTH HOLDING INC. (Registrant)

Dated: November 15, 2013	By:	/s/ JOHN T. HEWITT
John T. Hewitt Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Dated: November 15, 2013	By:	/s/ MARK F. BAUMGARTNER
Mark F. Baumgartner Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

31.1	Certification of Chief Executive Officer	X

31.2	Certification of Chief Financial Officer	X

32.1(1)	Section 1350 Certification (Chief Executive Officer)	X

32.2(1)	Section 1350 Certification (Chief Financial Officer)	X

101.INS(2)	XBRL Instance Document	X

101.SCH(2)	XBRL Taxonomy Extension Schema	X

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase	X

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase	X

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