Form 10-Q
period 2013-10-31
JTH Holding, Inc.
filed 2013-12-13
CIK 1528930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2013

OR

☐         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to             .

Commission File Number 001-35588

JTH Holding, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-3561876
(State of incorporation)	(IRS employer identification no.)

1716 Corporate Landing Parkway
Virginia Beach, Virginia 23454
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

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, at the close of business on December 9, 2013 was 12,082,357 shares.

JTH HOLDING, INC.

Form 10-Q for the Period Ended October 31, 2013

PART I

ITEM 1
FINANCIAL STATEMENTS

JTH HOLDING, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
October 31, 2013 (unaudited) and April 30, 2013
(In thousands, except share data)

	(unaudited)
	October 31, 2013	April 30, 2013
Assets
Current assets:
Cash and cash equivalents	$2,607	$19,013
Receivables (note 2):
Trade accounts	20,749	41,856
Notes	52,074	34,156
Interest, net	3,180	877
Allowance for doubtful accounts	(4,948)	(5,583)
Total receivables, net	71,055	71,306
Available-for-sale securities (note 3)	4,606	3,619
Income tax receivable	11,759	3
Deferred income taxes (note 7)	2,875	4,232
Other current assets	2,926	4,960
Total current assets	95,828	103,133
Property, equipment, and software, net of accumulated depreciation of $20,355 and $19,006 as of October 31, 2013 and April 30, 2013, respectively	36,470	33,037
Notes receivable, excluding current portion, net of allowance for uncollectible amounts of $1,100 and $1,101 as of October 31, 2013 and April 30, 2013, respectively (note 2)	16,793	14,352
Goodwill (note 4)	7,194	5,685
Other intangible assets, net of accumulated amortization of $5,327 and $3,998 as of October 31, 2013 and April 30, 2013, respectively (note 4)	16,316	10,921
Other assets, net	2,160	2,402
Total assets	$174,761	$169,530
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt (note 6)	$6,485	$3,400
Accounts payable and accrued expenses	7,851	11,954
Due to area developers (note 2)	8,315	18,248
Income taxes payable (note 7)	—	5,897
Deferred revenue - short-term portion	6,693	7,555
Total current liabilities	29,344	47,054
Long-term debt, excluding current installments (note 6)	22,987	24,283
Revolving credit facility (note 6)	38,459	—
Deferred revenue - long-term portion	8,092	10,381
Liability classified stock-based compensation awards (note 9)	—	5,111
Deferred income taxes (note 7)	2,106	865
Total liabilities	100,988	87,694
Commitments and contingencies (note 12)
Stockholders’ equity (notes 8 and 9):
Class A preferred stock, $0.01 par value per share, 190,000 shares authorized, 0 shares issued and outstanding	—	—
Special voting preferred stock, $0.01 par value per share, 10 shares authorized, issued and outstanding	—	—
Class A common stock, $0.01 par value per share, 21,200,000 shares authorized, 12,037,721 and 11,975,128 shares issued and outstanding at October 31, 2013 and April 30, 2013, respectively	120	120
Class B common stock, $0.01 par value per share, 1,000,000 shares authorized, 900,000 shares issued and outstanding	9	9
Exchangeable shares, $0.01 par value, 100,000 shares issued and outstanding	1	1
Additional paid-in capital	7,818	1,920
Accumulated other comprehensive income, net of taxes	1,639	1,194
Retained earnings	64,186	78,592
Total stockholders’ equity	73,773	81,836
Total liabilities and stockholders’ equity	$174,761	$169,530
See accompanying notes to condensed consolidated financial statements.

JTH HOLDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three months and six months ended October 31, 2013 and 2012 (unaudited)
(In thousands, except per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2013	2012	2013	2012
Revenues:
Franchise fees	$886	$2,138	$1,925	$2,805
Area developer fees	1,880	2,079	3,683	4,001
Royalties and advertising fees	1,180	1,049	2,629	2,373
Financial products	169	169	618	471
Interest income (note 2)	2,200	2,651	4,434	5,199
Tax preparation fees, net of discounts	242	225	628	441
Other revenue	760	1,027	1,465	1,292
Total revenues	7,317	9,338	15,382	16,582
Operating expenses:
Employee compensation and benefits	8,196	7,615	14,285	14,281
General and administrative expenses	7,744	6,110	14,010	11,926
Area developer expense	705	1,115	1,533	1,832
Advertising expense	2,507	2,539	5,191	5,099
Depreciation, amortization, and impairment charges	1,745	1,432	3,323	3,023
Total operating expenses	20,897	18,811	38,342	36,161
Loss from operations	(13,580)	(9,473)	(22,960)	(19,579)
Other income (expense):
Foreign currency transaction gains (losses)	(5)	2	(12)	4
Gain on sale of available-for-sale securities	188	—	188	—
Interest expense (note 6)	(357)	(512)	(602)	(804)
Loss before income taxes	(13,754)	(9,983)	(23,386)	(20,379)
Income tax benefit (note 7)	(5,276)	(3,872)	(8,981)	(7,905)
Net loss	$(8,478)	$(6,111)	$(14,405)	$(12,474)
Net loss per share of Class A and Class B common stock:
Basic and diluted	$(0.66)	$(0.47)	$(1.12)	$(0.99)
See accompanying notes to condensed consolidated financial statements.

JTH HOLDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
Three months and six months ended October 31, 2013 and 2012 (unaudited)
(In thousands)

	Three Months Ended October 31,		Six Months Ended October 31,
	2013	2012	2013	2012
Net loss	$(8,478)	$(6,111)	$(14,405)	$(12,474)
Interest rate swap agreements, net of taxes of $-, $67, $-, and $95, respectively	—	110	—	155
Unrealized gain on equity securities available for sale, net of taxes of $397, $93, $540, and $93, respectively (note 3)	645	152	877	152
Reclassified gain on sale of available-for-sale securities included in income, net of taxes of $72, $-, $72, and $-, respectively (note 3)	(116)	—	(116)	—
Foreign currency translation adjustment	(176)	35	(316)	(193)
Comprehensive loss	$(8,125)	$(5,814)	$(13,960)	$(12,360)
 See accompanying notes to condensed consolidated financial statements.

JTH HOLDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six months ended October 31, 2013 and 2012 (unaudited)
(In thousands)

	2013	2012
Cash flows from operating activities:
Net loss	$(14,405)	$(12,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	3,430	3,264
Depreciation, amortization and impairment charges	3,323	3,023
Amortization of deferred financing costs	167	139
Stock-based compensation expense related to equity classified awards	741	892
Stock-based compensation expense related to liability classified awards	(872)	—
Gain on bargain purchases and sales of company-owned offices	(518)	(226)
Equity in loss of affiliate	101	69
Deferred tax expense	2,598	3,770
Gain on sale of available-for-sale securities	(188)	—
Changes in assets and liabilities decreasing cash flows from operating activities	(22,258)	(26,098)
Net cash used in operating activities	(27,881)	(27,641)
Cash flows from investing activities:
Issuance of operating loans to franchisees	(17,420)	(20,855)
Payments received on operating loans to franchisees	1,230	1,227
Purchases of area developer rights and company-owned offices	(4,436)	(2,352)
Proceeds from sale of company-owned offices and area developer rights	205	1,386
Purchase of marketable equity securities	—	(2,980)
Proceeds from sale of available-for-sale securities	456	—
Purchase of property and equipment	(5,463)	(5,673)
Net cash used in investing activities	(25,428)	(29,247)
Cash flows from financing activities:
Proceeds from the exercise of stock options	2,998	1,592
Repurchase of common stock	(2,495)	(1,413)
Repayment of long-term debt	(2,418)	(1,894)
Borrowings under revolving credit facility	43,104	40,147
Repayments under revolving credit facility	(4,645)	(475)
Payment for debt issue costs	—	(8)
Tax benefit of stock option exercises	416	269
Net cash provided by financing activities	36,960	38,218
Effect of exchange rate changes on cash, net	(57)	(20)
Net decrease in cash and cash equivalents	(16,406)	(18,690)
Cash and cash equivalents at beginning of period	19,013	19,848
Cash and cash equivalents at end of period	$2,607	$1,158
  See accompanying notes to condensed consolidated financial statements.

JTH HOLDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six months ended October 31, 2013 and 2012 (unaudited)
(In thousands)

	2013	2012
Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$455	$605
Cash paid for taxes, net of refunds	6,143	6,837
Supplemental disclosures of noncash investing and financing activities:
During the six months ended October 31, 2013 and 2012, the Company acquired certain assets from franchisees and area developers as follows:
Fair value of assets purchased	$10,770	$6,474
Receivables applied	(6,076)	(5,242)
Accounts payable canceled	3,187	1,902
Notes and accounts payable issued	(4,716)	(1,508)
Elimination of related deferred revenue	1,271	726
Cash paid to franchisees and area developers	$4,436	$2,352
During the six months ended October 31, 2013 and 2012, the Company sold certain assets to franchisees and area developers as follows:
Book value of assets sold	$1,872	$2,855
Loss on sale	(39)	(113)
Deferred gain on sale	—	742
Notes received	(1,628)	(2,098)
Cash received from franchisees and area developers	$205	$1,386
Accrued capitalized software costs included in accounts payable	$224	$1,135
See accompanying notes to condensed consolidated financial statements.

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

October 31, 2013 and 2012 (Unaudited)

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

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (US GAAP) for interim financial information.  The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures only required in annual financial statements.  Consolidated balance sheet data as of April 30, 2013 was derived from the Company’s April 30, 2013 Annual Report on Form 10-K.

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

(c) Office Count

The Company operated 4,520 total offices during the 2013 tax season. During the first six months of fiscal 2014 the Company sold 65 franchise territories and purchased 74 territories from franchisees, some of which may be resold and operated by other franchisees during the 2014 tax season or subsequent tax seasons or operated as company-owned stores. Because the Company continues to sell and purchase territories until the start of the 2014 tax season and cannot predict how many offices will operate in each territory, the Company is unable to determine at this time how many offices will be in operation during the 2014 tax season. The Company expects to be able to report this information for the quarter ended January 31, 2014 because all offices should be opened at that time.

(d) Use of Estimates

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

(e) Foreign Operations

Canadian operations contributed $286,000 and $806,000 in revenues for the three and six months ended October 31, 2013, respectively and $291,000 and $775,000 in revenues for the three and six months ended October 31, 2012, respectively.

(f) Seasonality of Business

The Company’s operating revenues are seasonal in nature with peak revenues occurring in the months of January through April.  Therefore, results for interim periods are not indicative of results to be expected for the full year.

(2) Notes and Accounts Receivable

The Company provides financing to franchisees for the purchase of franchises, clusters of territories, company-owned offices and/or for working capital and equipment needs. The franchise-related notes generally are payable over five years and the working capital and equipment notes generally are due within one year. All notes bear interest at 12%.  Activity related to notes receivable for the six months ended October 31, 2013 and the fiscal year ended April 30, 2013 was as follows:

	October 31, 2013	April 30, 2013
	(In thousands)
Balance at beginning of period	$89,340	$79,838
Notes received for:
Sales of franchises and clusters of territories	2,898	6,770
Sales of certain assets to franchisees	1,628	15,130
Franchisee to franchisee note assumptions	3,889	11,259
Working capital and equipment loans to franchisees	17,420	75,642
Refinancing of accounts receivable	7,182	18,527
	33,017	127,328
Repayment of notes	(3,877)	(95,664)
Notes canceled	(10,052)	(21,981)
Foreign currency adjustment	(161)	(181)
Balance at end of period	108,267	89,340
Unrecognized revenue portion of notes receivable	(38,300)	(39,731)
Notes receivable less unrecognized revenue	$69,967	$49,609

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
The refinancing of accounts receivable results from a franchisee electing to deliver to the Company a promissory note for past-due royalties and advertising fees that have been previously recorded as accounts receivable in the condensed consolidated financial statements. Effective October 1, 2013, the Company reduced the interest rate on its past due accounts receivable to 12% and, therefore, has ceased its practice of refinancing accounts receivable into notes receivable. This is not expected to have a material effect on the Company's condensed consolidated financial statements.
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
Notes and accounts receivable include royalties billed that relate to territories operated by franchisees located in AD territories. The Company has recorded amounts payable to area developers for their share of these receivables of $8,315,000 and $18,248,000 at October 31, 2013 and April 30, 2013, respectively.

Activity in the allowance for doubtful accounts for the six months ended October 31, 2013, and 2012 was as follows:

	2013	2012
	(In thousands)
Beginning balance	$6,684	$5,290
Additions charged to expense	3,430	3,264
Write-offs	(4,028)	(2,680)
Foreign currency adjustment	(38)	(30)
Ending balance	$6,048	$5,844

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

The allowance for doubtful accounts at October 31, 2013 and April 30, 2013 was allocated as follows:

	October 31, 2013	April 30, 2013
	(In thousands)
Impaired:
Notes receivable, including interest, and less unrecognized revenue	$8,478	$9,399
Accounts receivable	4,588	5,907
Less allowance for uncollected interest, amounts due ADs, related deferred revenue and amounts due franchisees	(2,017)	(2,336)
Net amount due	$11,049	$12,970

Allowance for doubtful accounts for impaired notes and accounts receivable	$5,255	$6,120

Nonimpaired:
Notes receivable, including interest, and less unrecognized revenue	$66,195	$42,459
Accounts receivable	18,577	37,650
Less allowance for uncollected interest, amounts due ADs, related deferred revenue and amounts due franchisees	(11,574)	(19,992)
Net amount due	$73,198	$60,117

Allowance for doubtful accounts for non-impaired notes and accounts receivable	$793	$564

Total allowance for doubtful accounts	$6,048	$6,684

The aging of accounts and notes receivable at October 31, 2013 was as follows:

	Total Past Due	Allowance for Uncollected Interest	Current	Total Receivables
	(In thousands)
Accounts receivable	$20,153	$(2,416)	$3,012	$20,749
Notes receivable	8,124	(1,526)	66,549	73,147
Total	$28,277	$(3,942)	$69,561	$93,896

Accounts receivable are considered to be past due if unpaid after 30 days and notes receivable are considered past due if unpaid after 90 days, at which time the notes are put on nonaccrual status.

The Company’s average investment in impaired notes receivable during the six months ended October 31, 2013 and 2012 was $8,938,000 and $6,250,000, respectively.  Interest income related to impaired notes was $161,000 and $362,000 for the three and six months ended October 31, 2013, respectively, and $107,000 and $245,000 for the three and six months ended October 31, 2012, respectively.  The Company’s investment in notes receivable on nonaccrual status at October 31, 2013 and April 30, 2013 was $6,598,000 and $8,375,000, respectively.

At October 31, 2013, the Company had unfunded lending commitments for working capital loans to franchisees and area developers of $13,308,000.

(3) Investments

During fiscal 2013, the Company purchased corporate equity securities, as a strategic investment in a business partner, for $2,980,000.  At October 31, 2013, the fair value of the unsold portion of the investment was $4,606,000.  The Company classifies this investment as available-for-sale and recognizes unrealized gain on the available-for sale-securities, net of tax, in accumulated other comprehensive income in the stockholders’ equity section of the consolidated balance sheets. The unrealized gain, net of tax, on the available-for-sale securities at October 31, 2013 was $1,148,000.

Available-for-sale securities with a basis of $268,000 were sold during the three months ended October 13, 2013. A gain on the sale of $188,000 was recognized and reclassified out of accumulated other comprehensive income and recorded as other income.

(4) Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the six months ended October 31, 2013 are as follows:

	Goodwill	Accumulated impairment loss	Net
	(In thousands)
Balance at April 30, 2013	$6,457	$(772)	$5,685
Acquisitions of assets from franchisees	2,763	—	2,763
Disposals and foreign currency changes, net	(1,289)	125	(1,164)
Impairments	—	(90)	(90)
Balance at October 31, 2013	$7,931	$(737)	$7,194

Components of intangible assets are as follows:

		As of October 31, 2013			As of April 30, 2013
	Amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Amortizable other intangible assets:
Acquired customer lists	7 years	$1,603	$(427)	$1,176	$1,603	$(171)	$1,432
Assets acquired from franchisees:
Customer lists	4 years	2,576	(722)	1,854	1,834	(582)	1,252
Reacquired rights	2 years	2,203	(1,280)	923	1,640	(905)	735
Area developer rights	10 years	15,261	(2,898)	12,363	9,842	(2,340)	7,502
		$21,643	$(5,327)	$16,316	$14,919	$(3,998)	$10,921

During the six months ended October 31, 2013, the Company acquired the assets of various franchisees for $5,181,000.  These acquisitions were accounted for as business combinations, with all value allocated to the identifiable intangible assets.  The acquired businesses are operated as Company-owned offices until a buyer is found and a new franchise agreement is entered into.

The purchase price of assets acquired from franchisees was allocated as follows:

	Six Months Ended October 31,
	2013	2012
	(In thousands)
Customer lists and reacquired rights	$2,418	$1,797
Goodwill	2,763	2,353
Total	$5,181	$4,150

(5) Leases

The Company is obligated under various short-term operating leases for office space that expire at various dates.  Total rent expense for operating leases, net of subleases, was $862,000 and $1,618,000 for the three and six months ended October 31, 2013, respectively, and $832,000 and $1,474,000 for the three and six months ended October 31, 2012, respectively.

(6) Debt

The Company has a credit facility that consists of a $25,000,000 term loan and a revolving credit facility that currently allows borrowing of up to $143,350,000 .  Outstanding borrowings accrue interest at one-month London Inter-Bank Offered Rate (LIBOR) plus a margin ranging from 1.50% to 2.25% depending on the Company’s leverage ratio. At October 31, 2013, the interest rate was 1.80%, and the average interest rate paid was 1.91% during the six months ended October 31, 2013. The indebtedness is collateralized by substantially all the assets of the Company and both loans mature on April 30, 2017.  The credit facility contains certain financial covenants that the Company must meet, including leverage and fixed charge coverage ratios as well as minimum net worth requirements.  The Company was in compliance with the financial covenants at October 31, 2013.

Debt at October 31, 2013 and April 30, 2013 consisted of the following:

	October 31, 2013	April 30, 2013
	(In thousands)
Credit Facility:
Revolver	$38,459	$—
Term loan	22,813	23,750
	61,272	23,750
Other debt	6,659	3,933
	67,931	27,683
Less: current portion	(6,485)	(3,400)
Long-term debt	$61,446	$24,283

(7) Income Taxes

The Company computes its provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.

(8) Stockholders’ Equity

During the six months ended October 31, 2013 and 2012, activity in stockholders’ equity was as follows:

	2013	2012
	(In thousands)
Class A common shares issued from the exercise of stock options	200	151
Proceeds from exercise of stock options	$2,998	$1,592
Class A common shares repurchased	137	103
Payments for repurchased shares	$2,495	$1,413
Tax benefit of stock option exercises	$416	$269
Class A common shares issued upon conversion of Class A preferred shares	—	1,703

The components of accumulated other comprehensive income at October 31, 2013 and April 30, 2013 are a foreign currency translation adjustment of $491,000 and $807,000, respectively, and the unrealized gain on equity securities available for sale, net of taxes, of $1,148,000 and $387,000, respectively.

Net Loss per Share

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

The computation of basic and diluted net loss per share for the three and six months ended October 31, 2013 and 2012 was as follows:

	Three Months Ended October 31, 2013
	Class A	Class B
	Common Stock	Common Stock
	(in thousands, except for share and per share amounts)
Basic and diluted net loss per share:
Numerator
Allocation of undistributed losses	$(7,888)	$(590)
Denominator
Weighted-average common shares outstanding	12,026,060	900,000

Basic and diluted net loss per share	$(0.66)	$(0.66)

	Six Months Ended October 31, 2013
	Class A	Class B
	Common Stock	Common Stock
	(in thousands, except for share and per share amounts)
Basic and diluted net loss per share:
Numerator
Allocation of undistributed losses	$(13,401)	$(1,004)
Denominator
Weighted-average common shares outstanding	12,010,673	900,000

Basic and diluted net loss per share	$(1.12)	$(1.12)

As a result of the net losses for the periods, diluted net loss per share excludes the impact of shares of potential common stock from the exercise of options to purchase 2,247,000 and 2,375,000 shares for the three and six months ended October 31, 2013, respectively, because the effect would be antidilutive.

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

As a result of the net losses for the periods, diluted net loss per share excludes the impact of shares of potential common stock from the exercise of options to purchase 2,760,000 shares and 2,769,000 for the three and six months ended October 31, 2012, respectively, because the effect would be antidilutive.

(9) Stock Compensation Plans

(a) Stock Options

At October 31, 2013, 1,830,561 shares of Class A common stock are available for grant under the 2011 Equity and Cash Incentive Plan.

The following table summarizes the information for options granted during the six months ended October 31, 2013:

2013
Weighted average fair value of options granted	$6.12
Dividend yield	0.0%
Expected volatility	34.15% - 36.99%
Expected terms	3.7 - 5.3
Risk-free interest rates	0.79% - 1.49%

The Company does not have enough public trading history to calculate volatility for the term of the granted options; it used a 50/50 weighted average volatility, equally weighing our public trading history and that of other public companies in the tax preparation industry.
Stock option activity during the six months ended October 31, 2013 was as follows:

	Number of options	Weighted average exercise price
Outstanding at April 30, 2013	2,534,683	$14.81
Granted	407,374	17.98
Exercised	(199,868)	15.00
Canceled	(234,061)	15.02
Outstanding at October 31, 2013	2,508,128	15.29

The Company granted 407,374 stock options to certain directors and employees in the six months ended October 31, 2013. Stock option generally vest from six months to five years from the date of grant and generally expire five years after the vesting date.

The total intrinsic value of options exercised during the six months ended October 31, 2013 was approximately $605,454.

Nonvested stock option (options that did not vest in the period in which granted) activity during the six months ended October 31, 2013 was as follows:

	Nonvested options	Weighted average exercise price
Outstanding at April 30, 2013	132,500	$15.00
Granted	407,374	17.98
Vested	(30,000)	15.00
Canceled	—	—
Outstanding at October 31, 2013	509,874	17.38

At October 31, 2013, unrecognized compensation costs related to nonvested stock options were $2,669,390. These costs are expected to be recognized between fiscal 2014 and fiscal 2016.

The following table summarizes information about stock options outstanding and exercisable at October 31, 2013:

Number of shares outstanding at	Range of exercise prices	Weighted average exercise price	Weighted average remaining contractual life	Number of shares exercisable at	Weighted average exercise price
October 31, 2013				October 31, 2013
117,500	$10.50	$10.50	1.3	117,500	$10.50
1,734,896	14.00-16.50	15.02	2.6	1,632,396	15.02
248,358	15.00	15.00	3.4	248,358	15.00
407,374	16.38 - 19.75	17.98	4.9	—	17.98
2,508,128		15.29		1,998,254	14.75

During the fiscal year ended April 30, 2013, the settlement of certain stock option transactions caused a change in the classification of certain outstanding stock options to a liability instrument from an equity instrument, which resulted in an increase in stock compensation expense of $2,625,000. At April 30, 2013, the value of the liability for the 997,824 options that changed classifications from an equity to a liability instrument was $5,111,000. On June 11, 2013 our board of directors voted to prohibit those types of transactions, and the Company therefore reclassified the stock options back to an equity instrument, resulting in a reduction to stock compensation expense of $872,000. The liability was removed and the remainder was reclassified to additional paid-in capital.

(b)  Restricted Stock Units

During the six months ended October 31, 2013, the Company awarded restricted stock units (RSUs) to its non-employee directors and certain employees. The weighted average fair value at grant date was $16.86 and the weighted average service period is 19 months. Compensation costs associated with these restricted shares are amortized over the service period and recognized as an increase in additional paid-in capital.

Restricted stock activity during the six months ended October 31, 2013 was as follows:

	Number of RSUs	Weighted average fair value at grant date
Outstanding at April 30, 2013	15,971	$13.50
Granted	23,565	16.86
Exercised	—	—
Canceled	—	—
Outstanding at October 31, 2013	39,536	15.50

 At October 31, 2013, unrecognized compensation costs related to restricted stock units were $319,195. These costs are expected to be recognized during fiscal 2014 and fiscal 2015.

(10) Fair Value of Financial Instruments

The Company uses the following methods and assumptions to estimate the fair value of financial instruments.

Cash equivalents, receivables, other current assets, accounts payable and accrued expenses, and due to area developers: The carrying amounts approximate fair value because of the short maturity of these instruments. At October 31, 2013 and April 30, 2013 the Company had cash equivalents of:

	October 31, 2013	April 30, 2013
	(In thousands)
Money market account	$—	$16,798

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

The Company manages such risk by evaluating the financial position of the franchisee, value of the franchises, as well as the personal guarantee of the individual franchisees. At October 31, 2013 and April 30, 2013, there were no significant concentrations of credit risk associated with any individual franchisee or group of franchisees. The Company maintains an allowance for potential losses based on its expected collectability of the receivables, which the Company believes is adequate for its credit loss exposure.

The condensed consolidated financial statements include various estimated fair value information at October 31, 2013 and April 30, 2013.

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

At October 31, 2013 and April 30, 2013, the following tables present, for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis (in thousands):

		October 31, 2013
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Recurring:
Equity securities, available for sale	$4,606	$4,606	$—	$—
Nonrecurring:
Impaired accounts and notes receivable	6,624	—	—	6,624
Total recurring and nonrecurring assets	$11,230	$4,606	$—	$6,624

		April 30, 2013
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Recurring:
Cash equivalents	$16,798	$16,798	$—	$—
Equity securities, available for sale	3,619	3,619	—	—
Total recurring assets	20,417	20,417	—	—
Nonrecurring:
Impaired accounts and notes receivable	7,973	—	—	7,973
Impaired goodwill	1,254	—	—	1,254
Impaired reacquired rights	286	—	—	286
Impaired customer lists	453	—	—	453
Total nonrecurring assets	9,966	—	—	9,966
Total recurring and nonrecurring assets	$30,383	$20,417	$—	$9,966
Liabilities:
Recurring:
Liability classified share-based instrument	$5,111	$—	$5,111	$—

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of level 1 or 2 requiring fair value measurements for the six months ended October 31, 2013.

Fair values for equity securities available for sale are based on published market prices. Equity securities available for sale are carried at their aggregate fair value.

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

(11) Related Party Transactions

The Company considers directors and their affiliated companies, executive officers of the Company, and members of their immediate family to be related parties. For the six months ended October 31, 2013 and 2012, the Company repurchased common stock from related parties as follows (all repurchases were in conjunction with the exercise of stock options):

	2013	2012
Common stock repurchases:
Shares repurchased	122,249	20,000
Amount	$2,232,183	$301,000

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

Republic Bank Dispute. In August 2012, the Company terminated an agreement with one of its financial product providers, Republic Bank & Trust Company ("Republic"), which would otherwise have expired in October 2014. The Company's right to terminate the agreement is being disputed by Republic. The parties conducted a contractually-required mediation in late June 2013 and Republic has indicated that it may proceed to arbitration. At this stage, an arbitration proceeding has not been commenced, but the Company believes that the outcome of this dispute will not significantly impact its results of operation, financial position or cash flows.

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

(13) Subsequent Events

On November 11, 2013, the Company granted 45,000 options to an employee of the Company. The exercise price of the options will be $20.19 per share. The options, which have a fair value of $6.87 per share, will vest over three years and expire five years from the date of vesting.

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

•	government initiatives to pre-populate income tax returns;

•	increased regulation of the products and services that we offer;

•	the possible characterization of ERCs as a form of loan or extension of credit;

•	changes in the tax settlement products offered to our customers that make our services less attractive to customers or more costly to us;

•	our ability to maintain relationships with our tax settlement product service providers;

•	our ability and the ability of our franchisees to comply with regulatory requirements;

•	changes in our franchise sale model that may reduce our revenue;

•	the ability of our franchisees to open new territories and operate them successfully;

•	the ability of our franchisees to generate sufficient revenue to repay their indebtedness to us;

•	our ability to manage an increasing number of company-owned offices and tax kiosks;

•	our exposure to litigation;

•	our ability and our franchisees’ ability to protect customers’ personal information, including from a cyber-security incident;

•	an ability to access the credit markets and satisfy our covenants to lenders;

•	challenges in deploying accurate tax software in a timely way each tax season;

•	competition in the tax preparation market;

•	our reliance on technology systems, including the deployment of our NextGen project and electronic communications;

•	our ability to deploy our NextGen software in time for the 2014 tax season;

•	the impact of any acquisitions or dispositions, including our ability to integrate acquisitions and capitalize on their anticipated synergies;

•	potential shareholder litigation as a result of the restatement of our previously issued consolidated financial statements;

•
risks relating to our management's determination that there was a material weakness in our internal control over financial reporting, and as a result that our disclosure controls and procedures were not effective during periods at and prior to October 31, 2013; and

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
As described below, because the restatement of our financial statements prevented us from filing our Annual Report on Form 10-K for the fiscal year ended April 30, 2013 on a timely basis, we were unable to sell franchises for a portion of the quarter ended October 31, 2013. This inability to sell franchises will not only affect our franchise fee revenue for the fiscal second and third quarters of fiscal 2014, but because as a consequence fewer franchised tax offices will be open during the 2014 tax season, will also affect the advertising fees and royalties we receive in the upcoming tax season.

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
As described below, we experienced a decrease in area developer fees received during our fiscal 2014 second quarter because of our inability to sell franchises (including area developer territories) during that quarter.
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

Our reported royalties and advertising fees include the portion of royalties that is paid to us by franchisees but that is contractually due to ADs under our area developer agreements. The amount of royalties due to area developers is recorded as an expense.

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

The Company restated prior financial statements earlier in fiscal 2014. We currently estimate that the direct costs associated with the restatement will be approximately $850,000. We incurred and recognized the majority of these costs during the six months ended October 31, 2013. The restatement and the related delay in filing our Annual Report on Form 10-K for the year ended April 30 2013 caused our Franchise Disclosure Document to expire, resulting in an inability to sell franchises and area developer territories for several weeks during the fiscal 2014 second quarter that is the subject of this quarterly report.

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

Results of Operations

The table below shows results of operations for the three and six months ended October 31, 2013 and 2012.

	Three Months Ended October 31,				Six Months Ended October 31,
			Change				Change
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)
Results of Operations
Total revenues	$7,317	$9,338	$(2,021)	(22)%	$15,382	$16,582	$(1,200)	(7)%
Loss from operations	(13,580)	(9,473)	(4,107)	(43)%	(22,960)	(19,579)	(3,381)	(17)%
Net loss	(8,478)	(6,111)	(2,367)	(39)%	(14,405)	(12,474)	(1,931)	(15)%

Revenues. The table below sets forth the components and changes in our revenues for the three and six months ended October 31, 2013 and 2012.

	Three Months Ended October 31,				Six Months Ended October 31,
			Change				Change
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)
Franchise fees	$886	$2,138	$(1,252)	(59)%	$1,925	$2,805	$(880)	(31)%
Area developer fees	1,880	2,079	(199)	(10)%	3,683	4,001	(318)	(8)%
Royalties	900	792	108	14%	2,003	1,798	205	11%
Advertising fees	280	257	23	9%	626	575	51	9%
Financial products	169	169	—	—%	618	471	147	31%
Interest income	2,200	2,651	(451)	(17)%	4,434	5,199	(765)	(15)%
Tax preparation fees, net of discounts	242	225	17	8%	628	441	187	42%
Other revenue	760	1,027	(267)	(26)%	1,465	1,292	173	13%
Total revenues	$7,317	$9,338	$(2,021)	(22)%	$15,382	$16,582	$(1,200)	(7)%

Total revenues decreased by $2.0 million and $1.2 million in the three and six months ended October 31, 2013, representing a 22% and 7% decrease, respectively. The largest components of the decrease were:

•
A 59% and 31% decrease, respectively, in franchise fees due to a decrease in the number of franchise sales because we were unable to sell franchises for a significant portion of August 2013 and September 2013. These months are typically peak franchise sales months.

•	A 10% and 8% decrease, respectively, in area developer fees due primarily to lower cash payments on AD loans, which limits our ability to record revenue related to area developer fees.

•	A 17% and 15% decrease, respectively, in interest income, reflecting lower interest payments on AD loans because of reduced franchise sales that impact the cash received from ADs to pay interest.

•
A 26% decrease in other revenue for the three months ended October 31, 2013 due to a decrease in commission fees paid by our ADs for selling franchises in their areas and a decrease in transfer fees paid by franchisees who sell their franchises to other franchisees. Both of these declines may be attributed to our inability to sell franchises for a significant portion of the quarter.

Operating expenses.    The table below details the amounts and changes in our operating expenses for the three and six months ended October 31, 2013 and 2012.

	Three Months Ended October 31,				Six Months Ended October 31,
			Change				Change
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)
Employee compensation and benefits	$8,196	$7,615	$581	8%	$14,285	$14,281	$4	—%
General and administrative expenses	7,744	6,110	1,634	27%	14,010	11,926	2,084	17%
Area developer expense	705	1,115	(410)	(37)%	1,533	1,832	(299)	(16)%
Advertising expense	2,507	2,539	(32)	(1)%	5,191	5,099	92	2%
Depreciation, amortization and impairment charges	1,745	1,432	313	22%	3,323	3,023	300	10%
Total operating expenses	$20,897	$18,811	$2,086	11%	$38,342	$36,161	$2,181	6%

Our total operating expenses increased by $2.1 million and $2.2 million in the three and six months ended October 31, 2013, compared to the same period in fiscal 2013, representing an 11% and 6% increase, respectively. The largest components of these increases were:

•	A 27% and 17% increase, respectively, in general and administrative expenses caused primarily by the following:

◦	Non-recurring expenses of $693,000 and $792,000, respectively, related to the restatement of our prior financial statements.

◦	A $257,000 and $511,000 increase, respectively, in computer supply and software expense related to the use of electronic signatures for customer documents.

◦	A $306,000 increase for the six months ended October 31, 2013 in rent and utilities expense because of an increase in the number of company-owned offices.

•
An 8% increase in employee compensation and benefits for the three months ended October 31, 2013 primarily related to the accrual of a severance obligation and the acceleration of related stock compensation of $614,000 to a former executive officer.

•
A 22% and 10% increase, respectively, in depreciation, amortization and impairment charges due to the additional amortization expense related to the purchase of an online tax preparation software provider in December 2012 and because we purchased more territories from franchisees during the fiscal 2014 periods than we did during the same periods of fiscal 2013.

The increases in general and administrative expense, depreciation, amortization and impairment charges, and employee compensation and benefits were partially offset by a 37% and 16% decrease, respectively, in area developer expense because of the decline in the ADs portion of franchise fee revenue, which declined because of our decrease in franchise sales revenue described above.

Other income (expense). Available-for-sale securities with a cost basis of $268,000 were sold during the six months ended October 13, 2013. A gain on the sale of $188,000 was recognized and recorded as a component of other income. There were no other material changes in other income between the first six months and second quarter of fiscal 2014 and the same periods of fiscal 2013.

We recorded income tax benefits in the first three and six months of fiscal 2014 and 2013 with effective rates of 38.4% and 38.8%, respectively. Due to the seasonal nature of our business, we expect the losses we incur through the first three quarters of a fiscal year will be more than offset by the results of our fiscal fourth quarter.

Net loss.    For the first six months of fiscal 2014, as compared to fiscal 2013, our net loss increased by 15%, reflecting a 7% reduction in revenues and a 6% increase in operating expenses. For the second quarter of fiscal 2014, as compared to fiscal 2013, our net loss increased by 39%, reflecting a 22% reduction in revenues and an 11% increase in operating expenses.

Liquidity and Capital Resources

Overview of factors affecting our liquidity

Seasonality of cash flow. Our tax return preparation business is seasonal, and most of our revenues and cash flow are generated during the period from early February through April 30. Following each tax season, from May 1 through early February of the following year, we rely significantly on excess operating cash flow from the previous season, on cash payments made by franchisees and ADs who purchase new territories and areas prior to the next tax season and make cash payments in connection with those purchases, and on the use of our credit facility to fund our operating expenses and invest in the future growth of our business. Our business has historically generated a strong operating cash flow from operations on an annual basis. We devote a significant portion of our cash resources during the off season to finance the working capital needs of our franchisees. We have also incurred significant expenditures in the development of our NextGen project.

Credit facility. Our credit facility consists of a $25 million term loan and a revolving credit facility. The term loan amortizes on a quarterly basis and matures on April 30, 2017; the revolving loan also expires on that date.  In December 2012, the Company utilized the accordion feature of the revolving loan, increasing the maximum borrowings under that portion of our credit facility by $38.4 million to $143.4 million.  The outstanding borrowings on both loans accrue interest at an adjusted one month LIBOR rate plus a margin that varies from 1.50% to 2.25% (an increase of 25 basis points from our previous revolving credit facility), depending on our leverage ratio. The interest rate was 1.80% and 1.95% at October 31, 2013 and April 30, 2014, respectively. This indebtedness is collateralized by substantially all of our assets, including the assets of our subsidiaries.

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

We were in compliance with our financial covenants as of October 31, 2013; however, the accounting policy changes that resulted in the restatements of our financial statements resulted in our inability to satisfy several credit facility covenants related to the delivery and accuracy of our financial reports. The Company obtained a waiver of these failures from our bank syndicate in August 2013. At October 31, 2013, our leverage ratio was 1.76:1 and our fixed charge coverage ratio was 3.81:1.

Franchisee lending and potential exposure to credit loss.    A substantial portion of our cash flow during the year is utilized to provide funding to our franchisees and ADs.  At October 31, 2013, our total balance of loans to franchises and ADs for working capital and equipment loans, representing cash amounts we had advanced to the franchisees and ADs, was $28.7 million. In addition, at that date, our franchisees and ADs together owed us an additional $65.2 million, net of unrecognized revenue of $38.3 million for unpaid amounts owed to us, typically representing the unpaid purchase price of areas comprising clusters of territories, and other amounts owed to us for royalties and other unpaid amounts for which our franchisees and ADs had outstanding payment obligations.

Our actual exposure to potential credit loss associated with franchisee loans is less than the aggregate amount of those loans because a significant portion of those loans are to franchisees located within AD areas, where our AD is ultimately entitled to a substantial portion of the franchise fee and royalty revenues represented by some of these loans. For this reason, the amount of indebtedness of franchisees to us is effectively offset in part by our related payable obligation to ADs with respect to franchise fees and royalties. As of October 31, 2013, the total indebtedness of franchisees to us where the franchisee is located in an AD area was $56.9 million, but $8.3 million of that indebtedness represents amounts ultimately payable to ADs as their share of franchise fees and royalties.

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

The unpaid amounts owed to us from our franchisees and ADs are collateralized by the underlying franchise or area and are guaranteed by the respective franchisee or AD and the related owner(s). Accordingly, to the extent a franchisee or AD does not satisfy its payment obligations to us, we may repossess the underlying franchise or area in order to resell it in the future. At October 31, 2013, we had an investment in impaired accounts and notes receivable and related interest receivable of approximately $11.0 million. We consider accounts and notes receivable to be impaired if the amounts due exceed the fair value of the underlying franchise and estimate an allowance for doubtful accounts based on that excess. Amounts due include the recorded value of the accounts and notes receivable reduced by the allowance for uncollected interest, amounts due to ADs for their portion of franchisee receivables, any related deferred revenue and amounts owed to the franchisee or AD by us. In establishing the fair value of the underlying franchise, we consider net fees of open territories and the number of unopened territories. At October 31, 2013, we have recorded an allowance for doubtful accounts for impaired accounts and notes receivable of $5.3 million. There were no significant concentrations of credit risk with any individual franchisee or AD as of October 31, 2013; we believe our allowance for doubtful accounts as of October 31, 2013 is adequate for our existing loss exposure. We closely monitor the performance of our franchisees and ADs and will adjust our allowances as appropriate if we determine the existing allowances are inadequate to cover estimated losses.

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

Sources and uses of cash

Operating activities. In the first six months of fiscal 2014, we used $240,000 more cash for our operating activities compared to the first six months of fiscal 2013. Some of the items that contributed to the increase in our negative operating cash flow for the first six months of fiscal 2014 compared to the prior year include:

•
Higher general and administrative payments of $2.3 million in the first six months of fiscal 2014, as compared to fiscal 2013, because we incurred more costs to support an increase in company-owned offices and franchisees, as compared to the prior year, as well as the timing of payables.

•
Higher payments of $1.7 million to ADs for their portion of 2013 tax season royalties received in fiscal 2014 because the delay in the IRS' commencement of the tax filing season and the related delay in our franchisees' receipt of revenue pushed more royalty payments to us into fiscal 2014, which did not happen in fiscal 2013.

•	Lower cash receipts of $1.2 million for interest income and financial products, reflecting fewer interest payments on AD loans and the timing of receipts related to financial products.

 These decreases in cash utilization were partially offset by:

•
Higher royalty and advertising fee receipts offset by lower franchise fee and AD fee receipts for a net increase of $2.2 million.  The receipts were higher in fiscal 2014 because the delay in the IRS' commencement of the tax filing season and the related delay in our franchisees' receipt of revenue pushed more royalty and advertising payments to us into fiscal 2014, which did not happen in fiscal 2013.

•
Lower payments of $2.2 million for financial product rebates to franchisees paid during fiscal 2014, as compared to the previous year. We paid the rebate for the 2012 tax season in the first quarter of fiscal 2013, but did not provide our franchisees the rebate for the 2013 tax season.

Investing activities. In the first six months of fiscal 2014, we utilized $3.8 million less in cash for investing activities compared to the same period in fiscal 2013. Some of the items that contributed to the decrease in our negative investing cash flow for the first six months of fiscal 2014 compared to the prior year include:

•
A decrease of $3.4 million in the issuance of operating loans to our franchisees (including ADs), net of payments received on operating loans. Because some IRS payments that resulted in revenue to our franchisees were delayed into the first quarter of fiscal 2014, some franchisees did not seek operating loans as early as they did in fiscal 2013.

•	A decrease related to the purchase of $3.0 million in marketable equity securities that ocurred in fiscal 2013, but did not recur in 2014.

The decrease in the issuance of operating loans and purchase of marketable equity securities was partially offset by:

•
An increase of $2.1 million in purchases of AD rights and company-owned offices, which was due to AD purchases that occurred in the first six months of fiscal 2014 over those that occurred in the same period of fiscal 2013.

•	A decrease of $1.2 million in proceeds from the sale of Company-owned offices and area developer rights because we did not have significant sales of AD rights in fiscal 2014.

Financing activities. In the first six months of fiscal 2014, we generated $1.3 million less cash from financing activities compared to the same period of fiscal 2013, predominantly because our net repayments under our revolving credit facility increased $1.2 million because we required less cash for investing activities.

Future cash needs and capital requirements

Operating cash flow needs. We believe our cash from operations and our current credit facility will be sufficient to support our cash flow needs for the foreseeable future.

At October 31, 2013, using the leverage ratio applicable under our loan covenants at the end of that quarter, we had available borrowing capacity of $47.9 million. Under our credit facility, our leverage ratio requirement at the end of each fiscal quarter is 3:1, except at January 31, when it increases to 4:1.

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

•	The cash flow effect of selling franchises under our program allowing franchisees to purchase additional territories without making any cash down payment,

•	The offsetting impact of the higher royalty rates we receive from franchisees who elect to purchase territories under the zero franchise fee payment plan,

•	The extent to which we engage in stock repurchases,

•	Our ability to generate fee and other income related to tax settlement products in light of regulatory pressures on us and our business partners,

•	The extent to which we repurchase AD areas in order to allow us to receive a full stream of royalties from the franchisees in the AD areas in future periods, and

•	The extent, if any, to which our Board of Directors elects to declare dividends on our common stock.

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

At October 31, 2013, our leverage ratio was 1.76:1.  Using the 3:1 test, our available borrowing capacity under the revolving credit facility at October 31, 2013 was $47.9 million.  The leverage ratio is measured only at the end of each fiscal quarter, and so there may be times at which we exceed the quarter-end leverage ratio during the quarter, which we are permitted to do provided that our leverage ratio is within the allowable ratio at quarter-end.

We are additionally obligated to satisfy a fixed charge coverage ratio test which requires that ratio to be not less than 1.50:1 at the end of every fiscal quarter. At October 31, 2013, our fixed charge coverage ratio was 3.81:1.

We were in compliance with our financial covenants as of October 31, 2013; however, the accounting policy changes that resulted in the restatements of our financial statements resulted in our inability to satisfy several credit facility covenants for which we obtained a waiver in August 2013. We expect to be able to manage our cash flow and our operating activities in such a manner that we will be able to satisfy our obligations under the revolving credit facility for the remainder of the term of that facility.

As noted above, although we are subject under our credit facility to a requirement that we reduce the balance of our revolving loan to zero for a period of at least 45 consecutive days each fiscal year, because of the addition of a term loan into our credit facility, we do not believe that this requirement will affect our cash flow or future performance.

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

Off Balance Sheet Arrangements

 From time to time, we have been party to interest rate swap agreements that allow us to manage fluctuations in cash flow resulting from changes in the interest rate on our credit facility. These swaps effectively change the variable-rate of our credit facility into a fixed rate credit facility. Under the swaps, we receive a variable interest rate based on the one month LIBOR and pay a fixed interest rate. Our interest rate swap agreements expired in March 2013 and we were not a party to an interest rate swap agreement at October 31, 2013. We may enter into interest rate swap agreements in the future if we determine that it is appropriate to hedge our interest rate risk.

We also enter into forward contracts to eliminate exposure related to foreign currency fluctuations in connection with the short-term advances we make to our Canadian subsidiary in order to fund personal income tax refund discounting for our

Canadian operations. At October 31, 2013, we had not entered into any forward contracts, but we expect to enter into forward contracts during the upcoming Canadian tax season.

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
Changes in Internal Control over Financial Reporting

During our most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, as described in Plan for Remediation of Material Weakness on Form 10-K for the year ended April 30, 2013, we are dedicating resources to support our efforts to improve the control environment and to remedy the material weakness noted above.

PART II

ITEM 1
LEGAL PROCEEDINGS

There have been no material developments with respect to the legal proceedings reported in our Annual Report on Form 10-K for the year ended April 30, 2013 since the date of that report.

ITEM 1A
RISK FACTORS

There have been no material changes in our risk factors from those reported in our Annual Report on Form 10-K for the year ended April 30, 2013.

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuances of our Class A Common Stock during the quarter ended October 31, 2013.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Stock repurchase activity during the three months ended October 31, 2013 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares that may Be Purchased Under the Plan(2)
August 1 through August 31, 2013	—	$—	—	$1,830,561
September 1 through September 30, 2013	—	—	—	1,830,561
October 1 through October 31, 2013	85,948	18.99	85,948	1,830,561
Total	85,948	18.99	85,948

_______________________________________________________________________________

(1) During the three months ended October 31, 2013, all share repurchases were associated with the exercise of stock options.
(2) On August 29, 2012 we announced that our Board of Directors approved a $5 million authorization for share repurchases, and did not specify an expiration date for that share repurchase program. The repurchases include deemed repurchases from shareholders exercising options on a net basis. Share repurchases associated with stock option exercises do not reduce the maximum value of shares that may be purchased under the plan.

ITEM 6
EXHIBITS

We have filed the following exhibits as part of this report:

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

10.1	Employment agreement for Christopher Carroll	X

31.1	Certification of Chief Executive Officer	X

31.2	Certification of Chief Financial Officer	X

32.1(1)	Section 1350 Certification (Chief Executive Officer)	X

32.2(1)	Section 1350 Certification (Chief Financial Officer)	X

101.INS(2)	XBRL Instance Document	X

101.SCH(2)	XBRL Taxonomy Extension Schema	X

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase	X

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase	X

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

JTH HOLDING INC. (Registrant)

Dated: December 13, 2013	By:	/s/ John T. Hewitt
John T. Hewitt Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Dated: December 13, 2013	By:	/s/ Mark F. Baumgartner
Mark F. Baumgartner Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

10.1	Employment agreement for Christopher Carroll	X

31.1	Certification of Chief Executive Officer	X

31.2	Certification of Chief Financial Officer	X

32.1(1)	Section 1350 Certification (Chief Executive Officer)	X

32.2(1)	Section 1350 Certification (Chief Financial Officer)	X

101.INS(2)	XBRL Instance Document	X

101.SCH(2)	XBRL Taxonomy Extension Schema	X

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase	X

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase	X

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