Form 10-Q/A
period 2012-07-31
JTH Holding, Inc.
filed 2013-12-20
CIK 1528930

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

PART I

ITEM 1

FINANCIAL STATEMENTS

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A (the “Amended Filing”) to our Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2012 originally filed with the Securities and Exchange Commission (“SEC”) on August 29, 2012 (the “Original Filing”) to restate our condensed consolidated financial statements as of and for the three months ended July 31, 2012 and 2011. Details regarding the restatement can be found in our Annual Report on Form 10-K for the year ended April 30, 2013, filed with the SEC on October 1, 2013.

Items Amended in This Filing

This Amended Filing amends and restates the following items of our Original Filing as of and for the quarterly period ended July 31, 2012 and 2011:

·      Part I — Item 1. Financial Statements (Unaudited),

·      Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

·      Part I — Item 4. Controls and Procedures

·      Part II — Item 6. Exhibits

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

JTH HOLDING, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

July 31, 2012 and April 30, 2012 (unaudited)

(In thousands)

	July 31, 2012	April 30, 2012
	As Restated(1)
Assets
Current assets:
Cash and cash equivalents	$2,228	$19,848
Receivables (note 2):
Trade accounts	18,533	38,321
Notes	46,916	30,283
Interest, net	1,520	674
Allowance for doubtful accounts	(4,474)	(4,496)
Total receivables, net	62,495	64,782
Prepaid expenses and other current assets	2,125	5,328
Income tax receivable	6,095	286
Deferred income taxes (note 7)	3,319	3,901
Total current assets	76,262	94,145
Property, equipment, and software, net of accumulated depreciation of $17,536 and $16,682 for July 31, 2012 and April 30, 2012, respectively	25,462	23,948
Notes receivable, excluding current portion, net of allowance for uncollectible amounts of $885 and $794 for July 31, 2012 and April 30, 2012, respectively, (note 2)	12,314	11,711
Goodwill (note 3)	6,350	5,400
Other intangible assets, net of accumulated amortization of $4,227 and $3,485 for July 31, 2012 and April 30, 2012, respectively, (note 3)	12,348	10,314
Deferred income taxes (note 7)	2,845	4,093
Other assets, net	2,590	2,585
Total assets	$138,171	$152,196
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt (note 5)	$3,174	$2,736
Accounts payable and accrued expenses (notes 6 and 12)	7,301	14,170
Due to area developers (note 2)	9,987	15,956
Income taxes payable (note 7)	—	6,689
Deferred revenue-short-term portion	7,325	6,920
Total current liabilities	27,787	46,471
Long-term debt, excluding current installments (note 5)	36,834	26,249
Deferred revenue-long-term portion	11,616	12,411
Total liabilities	76,237	85,131
Commitments and contingencies (note 12)
Stockholders’ equity (notes 6, 8, 9, and 11):
Class A preferred stock, $0.01 par value per share, 190,000 shares authorized, 0 and 170,320 shares issued and outstanding July 31, 2012 and April 30, 2012, respectively	—	2,129
Special voting preferred stock, $0.01 par value per share, 10 shares authorized, issued and outstanding	—	—
Class A common stock, $0.01 par value per share, 21,200,000 shares authorized, 12,141,500 and 10,343,957 shares issued and outstanding at July 31, 2012 and April 30, 2012, respectively	121	103
Class B common stock, $0.01 par value per share, 1,000,000 shares authorized, 900,000 shares issued and outstanding	9	9
Exchangeable shares, $0.01 par value, 100,000 shares issued and outstanding	1	1
Additional paid-in capital	6,708	3,182
Accumulated other comprehensive income, net of taxes	493	676
Retained earnings	54,602	60,965
Total stockholders’ equity	61,934	67,065
Total liabilities and stockholders’ equity	$138,171	$152,196

(1)   As restated - See Note 14 “Restatement of Previously Issued Financial Statements” of Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

JTH HOLDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

Three months ended July 31, 2012 and 2011 (unaudited)

(In thousands, except per share data)

	2012	2011
	As Restated(1)
Revenues:
Franchise fees	$666	$800
Area developer fees	1,923	1,683
Royalties and advertising fees	1,324	1,309
Financial products	302	159
Interest income (note 2)	2,548	1,798
Tax preparation fees, net of discounts	216	156
Net gain on sale of company-owned offices and other revenue	265	427
Total revenues	7,244	6,332
Operating expenses:
Employee compensation and benefits	6,666	5,650
General and administrative expenses	5,816	3,844
Area developer expense	717	622
Advertising expense	2,560	1,790
Depreciation, amortization, and impairment charges	1,591	1,374
Total operating expenses	17,350	13,280
Loss from operations	(10,106)	(6,948)
Other income (expense):
Foreign currency transaction gains	2	2
Interest expense (notes 5 and 6)	(292)	(312)
Loss before income taxes	(10,396)	(7,258)
Income tax benefit (note 7)	(4,033)	(2,707)
Net loss	$(6,363)	$(4,551)

Net loss per share of Class A and Class B common stock:
Basic and Diluted	$(0.52)	$(0.40)

(1)   As restated - See Note 14 “Restatement of Previously Issued Financial Statements” of Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

JTH HOLDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

Three months ended July 31, 2012 and 2011 (unaudited)

(In thousands)

	2012	2011
	As Restated(1)
Net loss	$(6,363)	$(4,551)
Interest rate swap agreements, net of taxes (note 6)	45	(65)
Foreign currency translation adjustment	(228)	(218)
Comprehensive loss	$(6,546)	$(4,834)

(1)   As restated - See Note 14 “Restatement of Previously Issued Financial Statements” of Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

JTH HOLDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Three months ended July 31, 2012 and 2011 (unaudited)

(In thousands)

	2012	2011
	As Restated (1)
Cash flows from operating activities:
Net loss	$(6,363)	$(4,551)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,528	990
Depreciation and amortization	1,591	1,374
Amortization of deferred financing costs	69	84
Stock-based compensation expense	398	396
Gain on bargain purchases and sales of company-owned offices	(60)	(159)
Equity in loss of affiliate	69	—
Deferred tax expense	1,941	1,583
Changes in assets and liabilities decreasing cash flows from operating activities	(15,390)	(11,101)
Net cash used in operating activities	(16,217)	(11,384)
Cash flows from investing activities:
Issuance of operating loans to franchisees	(9,956)	(7,985)
Payments received on operating loans from franchisees	999	1,134
Purchases of area developer rights and company-owned offices	(1,329)	(285)
Proceeds from sale of company-owned offices and area developer rights	350	87
Purchases of property and equipment	(1,976)	(3,267)
Net cash used in investing activities	(11,912)	(10,316)
Cash flows from financing activities:
Proceeds from the exercise of stock options	1,592	21
Repurchase of common stock	(843)	(1,654)
Repayment of long-term debt	(1,561)	(704)
Borrowings under revolving credit facility	11,078	28,597
Repayments under revolving credit facility	—	(4,145)
Payment for debt issue costs	(8)	—
Tax benefit of stock option exercises	269	458
Net cash provided by financing activities	10,527	22,573
Effect of exchange rate changes on cash, net	(18)	(1)
Net increase (decrease) in cash and cash equivalents	(17,620)	872
Cash and cash equivalents at beginning of period	19,848	1,662
Cash and cash equivalents at end of period	$2,228	$2,534

(1)         As restated - See Note 14 “Restatement of Previously Issued Financial Statements” of Notes to Condensed Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

JTH HOLDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Three months ended July 31, 2012 and 2011 (unaudited)

(In thousands)

	2012	2011
	As Restated (1)
Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$199	$197
Cash paid for taxes, net of refunds	6,364	6,968
Supplemental disclosures of noncash investing and financing activities:
During the three months ended July 31, 2012 and 2011, the Company acquired certain assets from franchisees and area developers as follows:
Fair value of assets purchased	$3,975	$3,933
Receivables applied	(2,370)	(4,209)
Accounts payable canceled	874	547
Notes payable issued	(1,506)	(100)
Elimination of related deferred revenue	356	114
Cash paid to franchisees and area developers	$1,329	$285
During the three months ended July 31, 2012 and 2011, the Company sold certain assets to franchisees and area developers as follows:
Book value of assets sold	$437	$473
Deferred gain on sale	269	51
Notes received	(356)	(437)
Cash received from franchisees and area developers	$350	$87
Accrued capitalized software costs included in accounts payable	$850	$577

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

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (US GAAP) for interim financial information.  The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements.  Consolidated balance sheet data as of April 30, 2012 was derived from the Company’s April 30, 2013 Annual Report to Shareholders on Form 10-K.  As discussed in Note 14, the Company has restated its condensed consolidated financial statements as of and for the three months ended July 31, 2012 and 2011.

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

(e)                      Foreign Operations

Canadian operations contributed $484,000 in revenues for the three months ended July 31, 2012 and $613,000 for the three months ended July 31, 2011.

(f)                        Seasonality of Business

The Company’s operating revenues are seasonal in nature with peak revenues occurring in the months of January through April.  Therefore, results for interim periods are not indicative of results to be expected for the full year.

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 31, 2012 and 2011 (Unaudited)

(2)           Notes and Accounts Receivable

The Company provides financing to franchisees for the purchase of franchises, clusters of territories, company-owned offices and/or for working capital and equipment needs. The franchise-related notes generally are payable over five years and the working capital and equipment notes generally are due within one year. All notes bear interest at 12%. Activity related to notes receivable for the three months ended July 31, 2012 and the fiscal year ended April 30, 2012 is as follows:

	July 31,	April 30,
	2012	2012
	As Restated
	(In thousands)
Balance at beginning of period	$79,838	$70,564
Notes received for:
Sales of franchises and clusters of territories	2,799	8,131
Sales of company-owned offices	125	12,554
Franchisee to franchisee note assumptions	2,488	7,439
Working capital and equipment loans to franchisees	9,956	67,969
Refinancing of accounts receivable	10,576	16,787
	25,944	112,880
Repayment of notes	(3,070)	(82,258)
Notes canceled	(6,218)	(21,188)
Foreign currency adjustment	(138)	(160)
Balance at end of period	96,356	79,838
Unrecognized revenue portion of notes receivable	(36,241)	(37,050)
Notes receivable less unrecognized revenue	$60,115	$42,788

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

The refinancing of accounts receivable results from a franchisee electing to deliver to the Company a promissory note for past-due royalties and advertising fees that have been previously recorded as accounts receivable in the Company’s condensed consolidated financial statements.

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

Notes and accounts receivable include royalties billed that relate to territories operated by franchisees located in AD territories. The Company has recorded amounts payable to area developers for their share of these receivables of $9,987,000 and $15,956,000 at July 31, 2012 and April 30, 2012, respectively.

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 31, 2012 and 2011 (Unaudited)

Activity in the allowance for doubtful accounts for the three months ended July 31, 2012 and 2011 is as follows:

	2012	2011
	As Restated
	(In thousands)
Beginning balance	$5,290	$4,827
Additions charged to expense	1,528	990
Write-offs	(1,425)	(1,809)
Foreign currency adjustment	(34)	(13)
Ending balance	$5,359	$3,995

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

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 31, 2012 and 2011 (Unaudited)

The allowance for doubtful accounts at July 31, 2012 and April 30, 2012 is allocated as follows:

	July 31,	April 30,
	2012	2012
	As Restated
	(In thousands)
Impaired:
Notes receivable including interest and less unrecognized revenue	$5,739	$6,728
Accounts receivable	3,687	4,375
Less allowance for uncollected interest, amounts due ADs, related deferred revenue and amounts due franchisees	(1,702)	(1,704)
Net amount due	$7,724	$9,399

Allowance for doubtful accounts for impaired notes and accounts receivable	$3,951	$4,488

Non-impaired:
Notes receivable including interest and less unrecognized revenue	$57,194	$37,936
Accounts receivable	16,526	35,259
Less allowance for uncollected interest, amounts due ADs, related deferred revenue and amounts due franchisees	(12,027)	(17,432)
Net amount due	$61,693	$55,763

Allowance for doubtful accounts for non-impaired notes and accounts receivable	$1,408	$802

Total allowance for doubtful accounts	$5,359	$5,290

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 31, 2012 and 2011 (Unaudited)

The aging of accounts and notes receivable at July 31, 2012 is as follows:

		Allowance
	Total	for Uncollected		Total
	Past Due	Interest	Current	Receivables
	As Restated
	(In thousands)
Accounts receivable	$18,693	$(1,680)	$1,520	$18,533
Notes receivable including interest and less unrecognized revenue (As restated)	6,102	(1,298)	56,831	61,635
Total	$24,795	$(2,978)	$58,351	$80,168

Accounts receivable are considered to be past due if unpaid after 30 days and notes receivable are considered past due if unpaid after 90 days, at which time the notes are put on nonaccrual status.

The Company’s average investments in impaired notes receivable during the three months ended July 31, 2012 and 2011 was $6,234,000 and $5,322,000, respectively.  Interest income related to impaired notes was $138,000 for the three months ended July 31, 2012 and $94,000 for the three months ended July 31, 2011.  The Company’s investment in notes receivable on nonaccrual status at July 31, 2012 and April 30, 2012 was $4,804,000 and $5,274,000, respectively.

At July 31, 2012 the Company has unfunded lending commitments for working capital loans to franchisees and area developers of $15,482,000.

(3)           Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the three months ended July 31, 2012 are as follows:

	Goodwill	Accumulated impairment loss	Net
	As Restated
	(In thousands)
Balance at April 30, 2012	$6,157	$(757)	$5,400
Acquisitions of assets from franchisees	1,065	—	1,065
Disposals and foreign currency changes, net	—	—	—
Impairments	(134)	19	(115)
Balance at July 31, 2012	$7,088	$(738)	$6,350

Components of intangible assets are as follows:

		As of July 31, 2012			As of April 30, 2012
	Amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
		As Restated
		(In thousands)
Amortizable other intangible assets:
Assets acquired from franchisees:
Customer lists and reacquired rights	3 years	$3,997	$(1,530)	$2,467	$3,370	$(1,195)	$2,175
Area developer rights	10 years	12,578	(2,697)	9,881	10,429	(2,290)	8,139
		$16,575	$(4,227)	$12,348	$13,799	$(3,485)	$10,314

During the three months ended July 31, 2012, the Company acquired the assets of various franchisees for $1,742,000.  These acquisitions were accounted for as business combinations, with the value allocated to identifiable intangible assets and goodwill.  The acquired businesses are operated as Company-owned offices until a buyer is found.

The purchase price of assets acquired from franchisees was allocated as follows:

	Three Months Ended July 31,
	2012	2011
	As Restated
	(In thousands)
Customer lists and reacquired rights	$677	$1,499
Goodwill	1,065	2,268
Total	$1,742	$3,767

(4)           Leases

The Company is obligated under various operating leases for office space that expire at various dates.  Total rent expense for operating leases, net of subleases, was $642,000 for the three months ended July 31, 2012 and $431,000 for the three months ended July 31, 2011.

(5)           Debt

The Company has a credit facility that consists of a $25,000,000 term loan and a $105,000,000 revolving credit facility, with an accordion feature permitting the Company to request an increase in availability of up to an additional $70,000,000.  Outstanding borrowings accrue interest at one-month London Inter-Bank Offered Rate (LIBOR) plus a margin ranging from 1.50% to 2.25% depending on the Company’s leverage ratio. At July 31, 2012, the interest rate was 1.87%. The indebtedness is collateralized by

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 31, 2012 and 2011 (Unaudited)

substantially all the assets of the Company and both loans expire on April 30, 2017.  The credit facility contains certain financial covenants that the Company must meet, including leverage and fixed charge coverage ratios as well as minimum net worth requirements.  The Company’s borrowing availability under the credit facility at July 31, 2012 was $59,800,000. The Company was in compliance with the financial covenants of its credit facility at July 31, 2012 and April 30, 2012.  Debt at July 31, 2012 and April 30, 2012 consisted of the following:

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

(7)                                 Income Taxes

For the three months ended July 31, 2012 and July 31, 2011, the Company recognized income tax benefits of $4,033,000 and $2,707,000, respectively. The Company has determined no reserves for uncertain tax positions were required at July 31, 2012 or April 30, 2012. The Company computes its provision or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.

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

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 31, 2012 and 2011 (Unaudited)

The computation of basic and diluted net loss per share for the three months ended July 31, 2012 and 2011 is as follows:

	Three Months Ended
	July 31, 2012
	As Restated
	Class A	Class B
	Common Stock	Common Stock
	(in thousands, except for share and per share amounts)

Basic and diluted net loss per share:
Numerator
Allocation of undistributed losses	$(5,892)	$(471)
Denominator
Weighted-average common shares outstanding	11,270,977	900,000

Basic and diluted net loss per share	$(0.52)	$(0.52)

	Three Months Ended
	July 31, 2011
	As Restated
	Class A	Class B
	Common Stock	Common Stock
	(in thousands, except for share and per share amounts)

Basic and diluted net loss per share:
Numerator
Allocation of undistributed losses	$(4,190)	$(361)
Denominator
Weighted-average common shares outstanding	10,461,258	900,000

Basic and diluted net loss per share	$(0.40)	$(0.40)

As a result of the net losses for the periods, diluted net loss per share excludes the impact of shares of potential common stock from the exercise of options to purchase 2,802,275 shares and 2,674,756 shares for the three months ended July 31, 2012 and 2011, respectively, because the effect would be antidilutive.

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 31, 2012 and 2011 (Unaudited)

(9)                                 Stock Compensation Plans

(a)                                 Stock Options

At July 31, 2012, 1,939,805 shares of Class A common stock are available for grant under the 2011 Equity and Cash Incentive Plan.

The following table summarizes the information for options granted in the three months ended July 31, 2012:

2012
Weighted average fair value of options granted	$1.80
Dividend yield	0.0%
Expected volatility	13.0% - 14.9%
Expected terms	4 - 6 years
Risk-free interest rates	0.6% - 1.0%

Stock option activity during the three months ended July 31, 2012 is as follows:

		Weighted
	Number of	average
	options	exercise price
Outstanding at April 30, 2012	2,729,013	$14.21
Granted	332,035	15.00
Exercised	(150,571)	10.57
Canceled	(82,565)	12.12
Outstanding at July 31, 2012	2,827,912	14.55

Stock options were granted to employees of the Company except for 43,000 options granted to nonemployee directors during the three months ended July 31, 2012.

The total intrinsic value of options exercised during the three months ended July 31, 2012 was approximately $667,000.

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 31, 2012 and 2011 (Unaudited)

Nonvested stock option (options that did not vest in the period in which granted) activity during the three months ended July 31, 2012 is as follows:

		Weighted
	Nonvested	average
	options	exercise price
Outstanding at April 30, 2012	452,500	$15.00
Granted	332,035	15.00
Vested	—	—
Canceled	(1,600)	15.00
Outstanding at July 31, 2012	782,935	15.00

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

·                                          Level 1 — quoted prices for identical assets and liabilities in active markets.

·                                          Level 2 — quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-based valuations in which all significant inputs are observable in the market.

·                                          Level 3 — unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 31, 2012 and 2011 (Unaudited)

At July 31, 2012 and April 30, 2012, the following tables present, for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis (in thousands):

		July 31, 2012
		Fair value measurements using As Restated
	Total	Level 1	Level 2	Level 3
Assets:
Nonrecurring:
Impaired accounts and notes receivable	$4,497	$—	$—	$4,497
	$4,497	$—	$—	$4,497
Liabilities:
Recurring:
Interest rate swap agreements	647	—	647	—
	$647	$—	$647	$—

		April 30, 2012 Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Recurring:
Cash equivalents	$18,848	$18,848	$—	$—
Nonrecurring:
Impaired accounts and notes receivable	$5,746	$—	$—	$5,746
Impaired goodwill	1,477	—	—	1,477
Impaired reacquired rights	412	—	—	412
Impaired customer lists	564	—	—	564
	8,199	—	—	8,199
	$27,047	$18,848	—	$8,199
Liabilities:
Recurring:
Interest rate swap agreements	$694	$—	$694	$—
	$694	$—	$694	$—

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

Management considers accounts and notes receivable to be impaired if the amounts due exceeds the fair value of the underlying franchise.  In establishing the estimated fair value of the underlying franchise, consideration is given to the net fees of open offices earned during the most recently completed tax season and the number of unopened offices.

Management considers reacquired rights, customer lists and goodwill associated with a company-owned office to be impaired if the net carrying amount exceeds the fair value of the underlying franchise.  In establishing the fair value of the underlying franchise, consideration is given to historical transactions involving sales of company-owned offices and the net fees of the underlying franchise.

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

Notes to Condensed Consolidated Financial Statements

July 31, 2012 and 2011 (Unaudited)

(11)                          Related Party Transactions

The Company considers directors and their affiliated companies, and executive officers of the Company,  and members of their immediate family, to be related parties. For the three months ended July 31, 2012 and 2011, the Company repurchased common stock from related parties as follows:

	2012	2011
Common stock repurchases:
Shares repurchased	20,100	23,800
Amount	$301,000	$357,000

At July 31, 2012 and April 30, 2012, notes receivable from related parties are as follows:

	July 31,	April 30,
	2012	2012
Notes receivable	$20,025	$21,212
Repayments received during the year	4,200	971,300

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

(14)                          Restatement of Previously Issued Financial Statements

As disclosed in our Form 10-K for the year ended April 30, 2013, on August 1, 2013, the Company concluded that previously issued consolidated financial statements should not be relied upon due to certain revenue recognition adjustments.  The Company’s decision to restate its consolidated financial statements was based upon the results of an internal review of the Company’s historical revenue recognition policies and their application.  The Company has restated its condensed consolidated financial statements for the fiscal quarters ended July 31, 2012 and 2011 and October 31, 2012 and 2011.  Restated condensed consolidated financial statements for the fiscal quarters ended January 31, 2013 and 2012 will be included in an amended filing at a later date.

Impact of Corrections on Previously Issued Consolidated Financial Statements

Adjustments were made for the following items:

·                  The Company determined that its area developer agreements do not constitute a franchise relationship for accounting purposes.  Therefore, instead of recording revenue at the inception of the area developer relationship under franchise accounting, the Company now records these fees over the life of the area developer contract, which is typically 10 years.  Additionally, our financial statements now show the portion of franchise fees, interest and royalties that the AD is entitled to receive from us in our revenue captions, with an equal amount of expense shown in a new operating expense caption, area developer expense.  These amounts were previously presented on a net basis.

·                  The Company changed its revenue recognition policy for franchise fees to record revenue as amounts are received from the franchisee.  Previously, the Company generally recorded such revenues at the time of sale, net of expected note cancellations related to the amount financed. Therefore, under the new revenue recognition policy any portion of franchise fees that is financed is only reflected as revenue as the note payments are made.

·                  The Company also revised its methodology for the allocation of the purchase price associated with the acquisitions of businesses from franchisees.  Historically, the Company allocated the entire purchase price to an identifiable intangible asset, customer list.  The new methodology allocates the purchase price to all identifiable intangible assets, which consist of reacquired rights and customer list. Any unallocated purchase price is recorded as goodwill.

The following table presents the effect of the restatement adjustments on the condensed consolidated balance sheets:

	July 31, 2012
	As Reported	Adjustments	As Restated
	(in thousands)
Receivables:
Notes	$56,730	$(9,814)	$46,916
Interest	2,818	(1,298)	1,520
Allowance for doubtful accounts	(4,952)	478	(4,474)
Total receivables, net	73,129	(10,634)	62,495
Income tax receivable	6,204	(109)	6,095
Deferred income taxes	64	3,255	3,319
Total current assets	83,750	(7,488)	76,262
Notes receivable, excluding current portion	39,626	(26,427)	13,199
Allowance for uncollectible amounts for long-term notes receivable	(2,082)	1,197	(885)
Goodwill	1,913	4,437	6,350
Other intangibles	31,676	(15,101)	16,575
Accumulated amortization of intangible assets	(6,193)	1,966	(4,227)
Deferred income taxes	—	2,845	2,845
Other assets, net	2,589	1	2,590
Total assets	176,741	(38,570)	138,171
Due to area developers	15,859	(5,872)	9,987
Deferred income taxes	1,607	(1,607)	—
Deferred revenue - short-term portion	2,845	4,480	7,325
Total current liabilities	30,786	(2,999)	27,787
Deferred revenue - long-term portion	—	11,616	11,616
Deferred income taxes	13,839	(13,839)	—
Total liabilities	81,459	(5,222)	76,237
Retained earnings	87,950	(33,348)	54,602
Total stockholders’ equity	95,282	(33,348)	61,934
Total liabilities and stockholders’ equity	176,741	(38,570)	138,171

The adjustments reflected in the table above include:

·                  Adjustments to notes receivable to present the balance net of the unrecognized revenue portion of notes

·                  Adjustments to interest receivable to convert from accrual basis to cash basis for notes related to unrecognized revenue

·                  Adjustments to allowance for doubtful accounts includes the impact of the change in our franchise fee revenue recognition policy

·                  Adjustments to deferred income taxes, long-term portion shown in other assets, net and income taxes payable reflect the impact of the restatement adjustments

·                  Adjustments to goodwill and a portion of the other intangibles, net relate to the revised purchase price allocation methodology for businesses acquired from franchisees

·                  Adjustments to other intangibles includes the net impact of the elimination of the deferred revenue balance of repurchased area developer areas

·                  Adjustments to due to area developer to conform to net presentation for notes related to unrecognized revenue

·                  Adjustments to deferred revenue to reflect the recognition of area developer fees over the life of their agreement

·                  Adjustments to stockholders’ equity reflect the cumulative impact of all of the restatement adjustments

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

The following table summarizes the effects of the restatement on the condensed consolidated financial statements of operations for the three months ended July 31, 2011:

	Three Months Ended July 31, 2011
	As Reported	Adjustments	As Restated
	(in thousands)
Franchise fees	$1,362	$(562)	$800
Provision for refunds	159	(159)	—
Area developer fees	—	1,683	1,683
Royalties and advertising fees	1,018	291	1,309
Interest income	2,021	(223)	1,798
Net gain on sale of company-owned offices and other revenue	311	116	427
Total revenues	4,868	1,464	6,332
Area developer expense	—	622	622
Depreciation, amortization, and impairment charges	1,622	(248)	1,374
Total operating expenses	12,906	374	13,280
Loss from operations	(8,038)	1,090	(6,948)
Loss before income taxes	(8,348)	1,090	(7,258)
Income tax benefit	(3,369)	662	(2,707)
Net loss	$(4,979)	$428	$(4,551)
Net loss per share of Class A and Class B common stock:
Basic and diluted	$(0.44)	$0.04	$(0.40)

The adjustments reflected in the tables above include:

·                  Adjustments to franchise fees include the reclassification of area developer fees to a separate caption, the net impact of changing our franchise fee recognition policy to receipt of funds and the change to gross presentation for the area developer portion

·                  Adjustments to provision for refunds are due to the change in our franchise fee recognition policy

·                  Adjustments to area developer fees are the net effect of reclassifying AD fees out of franchisee fees and the impact of recognizing revenue over the life of the agreement

·                  Adjustments to royalties and advertising reflect the change to gross presentation for the area developer portion of royalties

·                  Adjustments to interest income reflect the change to gross presentation for the area developer portion of interest and the conversion to cash basis from accrual basis for interest on notes related to unrecognized revenue

·                  Adjustments to general and administrative expense reflect the increase in the provision for bad debts due to the elimination of the provision for refunds

·                  Adjustments to area developer expense reflect the change to a gross presentation for franchise fees, royalties and interest owed to area developers

·                  Adjustments to amortization and impairment charges are the net effect of the change in purchase price allocation for company-owned offices acquired from franchisees and the impact of a smaller balance of area developer rights due to the netting of deferred revenue upon reacquisition

·                  Adjustments to the provision for income taxes reflect the impact of the restatement adjustments

The following table presents the effect of the restatement adjustments on the condensed consolidated statements of comprehensive income for the three months ended July 31, 2012:

	July 31, 2012
	As Reported	Adjustments	As Restated
	(in thousands)
Net loss	$(6,152)	$(211)	$(6,363)
Comprehensive loss	(6,335)	(211)	(6,546)

The following table presents the effect of the restatement adjustments on the condensed consolidated statements of comprehensive income for the three months ended July 31, 2011:

	Three Months Ended July 31, 2011
	As Reported	Adjustments	As Restated
	(in thousands)
Net loss	$(4,979)	$428	$(4,551)
Comprehensive loss	(5,262)	428	(4,834)

The restatement had no impact on net operating, investing or financing activities within the condensed consolidated statements of cash flows.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. Factors that may cause such differences include, but are not limited to, the risks described under “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2013, including:

·                                          our possible inability to sustain growth at our historical pace;

·                                          the seasonality of our business;

·                                          our inability to secure reliable sources of the tax settlement products we make available to our customers;

·                                          the continued service of our senior management team and our ability to attract additional talent;

·                                          government regulation and oversight, including the regulation of our tax settlement products such as electronic refund checks (“ERCs”) and loan settlement products;

·                                          government initiatives that simplify tax return preparation, improve the timing and efficiency of processing tax returns,  limit payments to tax preparers or decrease the number of tax returns filed or the size of the refunds;

·                                          government initiatives to pre-populate income tax returns;

·                                          increased regulation of the products and services that we offer;

·                                          the possible characterization of ERCs as a form of loan or extension of credit;

·                                          changes in the tax settlement products offered to our customers that make our services less attractive to customers or more costly to us;

·                                          our ability to maintain relationships with our tax settlement product service providers;

·                                          our ability and the ability of our franchisees to comply with regulatory requirements;

·                                          changes in our franchise sale model that may reduce our revenue;

·                                          the ability of our franchisees to open new territories and operate them successfully;

·                                          the ability of our franchisees to generate sufficient revenue to repay their indebtedness to us;

·                                          our ability to manage an increasing number of company-owned offices and tax kiosks;

·                                          our exposure to litigation;

·                                          our ability and our franchisees’ ability to protect customers’ personal information, including from a cyber-security incident;

·                                          an ability to access the credit markets and satisfy our covenants to lenders;

·                                          challenges in deploying accurate tax software in a timely way each tax season;

·                                          competition in the tax preparation market;

·                                          our reliance on technology systems, including the deployment of our NextGen project and electronic communications;

·                                          our ability to deploy our NextGen software in time for the 2014 tax season;

·                                          the impact of any acquisitions or dispositions, including our ability to integrate acquisitions and capitalize on their anticipated synergies;

·                                          potential shareholder litigation as a result of the restatement of our previously issued consolidated financial statements;

·                                         risks relating to our management’s determination that there was a material weakness in our internal control over financial reporting, and as a result that our disclosure controls and procedures were not effective, as of April 30, 2013 and July 13, 2013; and

·                                          other factors, including the risk factors discussed in this quarterly report.

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

See Note 19 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2013 for a description of the restatement of our financial statements and a summary of the impact of the restatement on the applicable unaudited quarterly financial information for the three months ended July 31, 2011 and July 31, 2012 presented in this Quarterly Report (See Note 14).

Restatement

As described in our Annual Report on Form 10-K for the fiscal year ended April 30, 2013, we have restated our financial statements and other information.  For further discussion of the effects of the restatement, see Part 1, Item1 “Financial Statements,” Note 14 “Restatement of Previously Issued Financial Statements” to our Condensed Consolidated Financial Statements and Part 1, Item 4 “Controls and Procedures.”

The restatement has had the following effect applicable to this report:

·                  The Condensed Consolidated Statements of Operations, Statements of Comprehensive Loss and the Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2011 and the Condensed Consolidated Balance Sheet at July 31, 2012, have been restated.

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

Our revenue primarily consists of the following components:

·       Franchise Fees:  Our standard franchise fee per territory is currently $40,000 and we offer our franchisees flexible structures and financing options for franchise fees. Franchise fee revenue is recognized when our obligations to prepare the franchisee for operation are substantially complete and as cash is received.  However, in 2011 we introduced a franchise fee option that forgoes the initial franchise fee payment in favor of a higher royalty rate.

The franchise fee revenue we report includes the portion of franchise fees received by us from franchisees but contractually due to area developers. The amount of franchise fees due to area developers is recorded as an expense.

·       Area Developer Fees: Our fees for AD areas vary based on our assessment of the revenue potential of each AD area, and also depend on the performance of any existing franchisees within the AD area being sold.  Our ADs generally receive 50% of both the franchise fees and royalties derived from territories located in their area.  Area developer fees received are recognized as revenue on a straight-line basis over the initial contract term of each Area Developer agreement with the cumulative amount of revenue recognized not to exceed the amount of cash received.

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

·      Royalties:    We earn royalty revenue from our franchisees. Our franchise agreement requires franchisees to pay us a base royalty equal to 14% of the franchisee’s tax preparation revenue, subject to certain specified minimums. Franchisees acquiring territories under our “zero franchise fee” alternative are required to pay us franchise royalties of 25% through their first five tax seasons, and thereafter 14% of their tax preparation revenue. Over time, as our offices continue to “season,” we expect that our growth in revenue from royalties will continue to outpace our growth in revenue from franchise fees. We also expect to see steadier growth from our royalty revenue, but our franchise fee revenue may decrease if franchisees choose our “zero franchise fee” alternative.

Our reported royalties revenue includes the portion of royalties that is paid to us by franchisees but that is contractually due to ADs under our area developer agreements.  The amount of royalties due to area developers is recorded as an expense.

·      Advertising Fees:    We earn advertising fee revenue from our franchisees. Our franchise agreement requires all franchisees to pay us an advertising fee of 5% of the franchisee’s tax preparation revenue, which we use primarily to fund collective advertising efforts.

·      Financial Products:    We offer two types of financial products: “refund transfer” products, such as ERCs, which involve providing a means by which a customer may receive his or her refund more quickly and conveniently, and other tax settlement products, such as refund anticipation loans (“RALs”) and instant cash advances (“ICAs”). We earn fees from the use of these financial products. Because the remaining bank that offered RALs ceased to do so after the end of the 2012 tax season, we no longer expect to be able to offer RALs through banks and other federally-insured financial institutions, and our ability to offer refund-based loans may therefore be more limited than in the past.

·      Interest Income:  We earn interest income from our franchisees and ADs related to both indebtedness for the unpaid portions of their franchise fees and AD territory fees, and for other loans we extend to our franchisees related to the operation of their territories. For franchise fees and AD loans upon which the underlying revenue has not been recognized, we recognize the interest income only to the extent of actual payment.

·      Tax Preparation Fees:    We also earn tax preparation revenue directly from both the operation of company-owned offices and the provision of tax preparation services through our eSmartTax online product.

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

	Three Months Ended July 31,
			Change
	2012	2011	$	%
	(in thousands)
Results of Operations
Total revenues	$7,244	$6,332	$912	14%
Loss from operations	(10,106)	(6,948)	(3,158)	(45)%
Net loss	(6,363)	(4,551)	(1,812)	(40)%

Results of Operations

Three months ended July 31, 2012 compared to three months ended July 31, 2011

Revenues.    The table below sets forth the components and changes in our revenue for the three-month periods ended July 31, 2012 and July 31, 2011.

	Three Months Ended July 31,
			Change
	2012	2011	$	%
	(in thousands)
Results of Operations
Franchise fees	$666	$800	$(134)	(17)%
Area developer fees	1,923	1,683	240	14%
Royalties	1,005	991	14	1%
Advertising fees	319	318	1	0%
Financial products	302	159	143	90%
Interest income	2,548	1,798	750	42%
Tax preparation fees, net of discounts	216	156	60	38%
Net gain on sale of company-owned offices and other revenue	265	427	(162)	(38)%
Total revenues	$7,244	$6,332	$912	14%

Total revenues increased by 14% in the three months ended July 31, 2012, compared to the same quarter in fiscal 2012, due to the following factors:

·                  A 42% increase in interest income, reflecting additional lending we made to our franchisees and ADs for the acquisition of territories and areas and to our franchisees for working capital purposes and the additional payments received on those loans.

·                  A 14% increase in area developer fees, reflecting increased area developer sales in 2012 for which we recognized fee revenue, as well as the fact that because we recognize our area developer fee revenue over ten years, earlier years in that ten-year period had fewer area developer sales than the most recent year that replaced the oldest year in the prior year’s ten-year period.

·                  A 90% increase in financial products revenue during the 2013 quarter, attributable to originating more financial products through our subsidiary, JTH Financial, rather than through third parties.

Operating expenses.    The following table details the amounts and changes in our operating expenses in and from the first quarter of fiscal 2013 and the same period in fiscal 2012.

	Three Months Ended July 31,
			Change
	2012	2011	$	%
	(in thousands)
Operating expenses
Employee compensation and benefits	$6,666	$5,650	$1,016	18%
General and administrative expenses	5,816	3,844	1,972	51%
Area developer expense	717	622	95	15%
Advertising expense	2,560	1,790	770	43%
Depreciation, amortization and impairment charges	1,591	1,374	217	16%
Total operating expenses	$17,350	$13,280	$4,070	31%

Our total operating expenses increased by $4.1 million in the three months ended July 31, 2012 compared to the same period of fiscal 2012, representing a 31% increase. The largest components of this increase were:

·                  A 51% increase in general and administrative expenses caused primarily by the following:

·                  A $544,000 increase in professional fees due to increased litigation costs related to pending lawsuits and additional costs associated with becoming a public company.

·                  A $538,000 increase in bad debt expense based on our assessment of the appropriate level of the allowance for doubtful accounts.

·                  A $300,000 increase in travel and entertainment expense for costs primarily related to attracting new franchisees.

·                  A $238,000 increase in rent, largely related to an increase in the number of company-owned offices.

·                  An 18% increase in employee compensation and benefits attributable to the addition of corporate personnel to support the anticipated growth in the number of offices and our becoming a public company, and to operating a greater number of company-owned offices.

·                  A 43% increase in advertising expenses as we increased our advertising spending in order to target new franchisees, as well as the timing of our consumer advertising as we strive to maintain contact with our customers in the off-season.

Other Items.     There were no material changes in our other income between the first quarter of fiscal 2013 and the first quarter of fiscal 2012. We recorded income tax benefits in the first quarters of fiscal 2013 and 2012 (effective rates of 38.8% and 37.3%, respectively). However, because of the seasonal nature of our business, we expect that the losses we incur for the first three quarters of a fiscal year will be more than offset by the results of our fiscal fourth quarter.

Net loss.    Our net loss increased by 40% from the first quarter of fiscal 2012 to the first quarter of 2013, reflecting an increase in operating expenses of 31%, which more than offset our increase in revenues of 14%.

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

Under our credit facility, we are subject to a number of covenants that could potentially restrict how we carry out our business, or that require us to meet certain periodic tests in the form of financial covenants. The restrictions we consider to be material to our ongoing business include the following:

·                  We must satisfy a “leverage ratio” test that is based on our outstanding indebtedness at the end of each fiscal quarter.

·                  We must satisfy a “fixed charge coverage ratio” test at the end of each fiscal quarter.

·                  We must reduce the outstanding balance under our revolving loan to zero for a period of at least 45 consecutive days each fiscal year.

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

Franchisee lending and potential exposure to credit loss.    A substantial portion of our cash flow during the year is utilized to provide funding to our franchisees and ADs. At July 31, 2012, our total balance of loans to franchises and ADs for working capital and equipment loans, representing cash amounts we had advanced to the franchisees and ADs, was $21.1 million. In addition, at that date, our franchisees and ADs together owed us an additional $59.1 million for unpaid amounts owed to us, typically representing the unpaid purchase price of new territories (in the case of franchisees) and areas comprising clusters of territories (in the case of ADs), and other amounts owed to us for royalties and other unpaid amounts for which our franchisees and ADs had outstanding payment obligations.

Our actual exposure to potential credit loss associated with franchisee loans is less than the aggregate amount of those loans because a significant portion of those loans are to franchisees located within AD areas, where our AD is ultimately entitled to a substantial portion of the franchise fee and royalty revenues represented by some of these loans. For this reason, the amount of indebtedness of franchisees to us is effectively offset in part by our related payable obligation to ADs in respect of franchise fees and royalties. As of July 31, 2012, the total indebtedness of franchisees to us where the franchisee is located in an AD area was $46.4 million, but $10.0 million of that indebtedness represents amounts ultimately payable to ADs as their share of franchise fees and royalties.

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

The unpaid amounts owed to us from our franchisees and ADs are collateralized by the underlying franchise or area and are guaranteed by the respective franchisee or AD and the related owner(s). Accordingly, to the extent a franchisee or AD does not satisfy its payment obligations to us, we may repossess the underlying franchise or area in order to resell it in the future. At July 31, 2012, we had an investment in impaired accounts and notes receivable and related interest receivable of approximately $7.7 million. We consider accounts and notes receivable to be impaired if the amounts due exceed the fair value of the underlying franchise and estimate an allowance for doubtful accounts based on that excess. Amounts due include the recorded value of the accounts and notes receivable reduced by the allowance for uncollected interest, amounts due to ADs for their portion of franchisee receivables, any related deferred revenue and amounts owed to the franchisee or AD by us. In establishing the fair value of the underlying franchise, we consider net fees of open territories and the number of unopened territories. At July 31, 2012, we have recorded an allowance for doubtful accounts for impaired accounts and notes receivable of $4.0 million. There were no significant concentrations of credit risk with any individual franchisee or AD as of July 31, 2012, and we believe that our allowance for doubtful accounts as of July 31, 2012 is adequate for our existing loss exposure. We closely monitor the performance of our franchisees and ADs, and will adjust our allowances as appropriate if we determine that the existing allowances are inadequate to cover estimated losses.

ICA guarantees.    During the 2012 tax season, we continued a relationship with a non-bank lender to offer ICAs to customers in a limited number of our offices. We expect further expansion of this program in subsequent tax seasons. In exchange for the payment of a fee, we guaranteed any loan losses incurred by the third party lender from the loans to our customers. These loans were typically made with the expectation that they will only be outstanding for a few weeks. We were obligated to repurchase these loans if they were not repaid within 60 days. We expected the number of these loans made and the balance outstanding to peak early in the tax season, but significantly decrease by the end of February. In addition, we may subsequently collect a portion of the loan balances. During the 2012 tax season, we incurred $1.1 million in losses related to those loans, which represented 2.4% of the ICA loans made during the 2012 tax season.

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

Sources and uses of cash

Operating activities. In the first quarter of fiscal 2013, we used $4.8 million more cash from operating activities compared to the first quarter of fiscal 2012. Some of the items that contributed to the increase in our negative cash flow for the first quarter of fiscal 2013 compared to the prior year include:

·                  Higher general and administrative payments of $4.4 million due to an increase of $1.5 million for increased travel, professional fees, insurance and rent expense, as well as the prepayment of $1.7 million more of expenses in the first quarter of fiscal 2013 as compared to fiscal 2012. Due to timing, during the first quarter of fiscal 2012 we made $1.2 million less payments related to general and administrative expenses than we did for the first quarter of fiscal 2013.

·                  Higher payroll related payments of $1.6 million attributable to the addition of corporate personnel to support the anticipated growth in the number of offices and our becoming a public company, and to operating a greater number of company-owned offices. At April 30, 2012, accrued salaries and wages were $709,000 higher than amounts accrued at April 30, 2011. Substantially all the amounts accrued at April 30, 2012 were paid in the first quarter of fiscal 2013.

·                  Higher advertising payments of $573,000 as we increased our advertising targeting new franchisees and altered the timing of our consumer advertising to better maintain contact with our customers in the off-season.

·                  Higher financial product rebates payments of $479,000 because we paid a larger portion of our rebates due in the first quarter fiscal 2013 as compared to fiscal 2012.

Some factors that partially offset the uses of cash discussed above were:

·                  Higher financial product fees of $602,000 due to the timing of collections of amounts accrued at each fiscal year end and a greater percentage of product originations through our JTH Financial subsidiary.

·                  Higher interest income of $381,000 associated with an increase in amounts loaned to our franchisees for working capital needs and to purchase company-owned stores.

·                  Lower tax payments of $793,000 because in the first quarter of fiscal 2013 only a portion of the taxes owed at April 30, 2012 were paid. In the first quarter of fiscal 2012 substantially all taxes owed at April 30, 2011 were paid.

Investing activities. In the first quarter of fiscal 2013, we utilized $1.6 million more cash from investing activities compared to the same quarter in fiscal 2012. The increase was largely attributable to the following factors:

·                  An increase of $2.1 million in the issuance of operating loans to our franchisees (including ADs), net of payments received on operating loans.

·                  An increase of $1.0 million in the purchase of assets from franchisees and ADs mainly attributable to the repurchase of six AD territories during the first quarter 2013 compared to only one AD repurchase in the same quarter of fiscal 2012 .

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

At July 31, 2012, using the leverage ratio applicable under our loan covenants at the end of that quarter, our maximum unused borrowing capacity was $59.8 million. Under our credit facility, our leverage ratio requirement at the end of each fiscal quarter is 3:1, except at January 31, 2013, when it increases to 4:1.

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

We believe several factors will affect our cash flow in future periods, including the following:

· The extent to which we extend additional financing to our franchisees and ADs, beyond the levels of prior periods.

· The extent to which we finance any tax settlement products offered by JTH Financial in the future.

· The extent and timing of our expenditures related to our NextGen project. Our NextGen project is an integral part of our determination to deliver an improved level of service to our franchisees. In addition to integrating our online and retail-based tax preparation software, we expect the NextGen project, when fully deployed, to improve the ability of our franchisees to comply with financial information protection requirements by moving most tax preparation information to a secure centralized platform, and to provide web-based support services in a way that will be both more accessible to our franchisees and their employees and less expensive for us to provide.

· The cash flow effect of selling franchises under our program allowing franchisees to purchase additional territories without making any cash down payment.

· The offsetting impact of the higher royalty rates we receive from franchisees who elect to purchase territories under the no down payment plan.

· The extent to which we engage in stock repurchases. In fiscal 2012 and in prior years, we had engaged in significant stock repurchases, both to reduce our stockholder base and to provide stockholder liquidity.  We have not engaged in such repurchases since becoming a public company, but in August 2012, our Board of Directors approved an increase in our authorization to repurchase shares, permitting repurchases of up to $5.0 million of our Class A common stock without an expiration date on the authorization. These repurchases may be conducted through open market transactions or as privately negotiated transactions. However, because of our trading volume and limitations on our ability to engage in repurchases under applicable SEC rules, we do not anticipate significant repurchases in the near term.

· Our ability to generate fee and other income related to financial products in light of regulatory pressures on us and our business partners.

· The extent to which we repurchase AD areas in order to allow us to receive a full stream of royalties from the franchisees in the AD areas in future periods.

· The extent, if any, to which our Board of Directors elects to declare dividends on our common stock.

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

At July 31, 2012 our leverage ratio was 1.21:1. Using the 3:1 test, our available borrowing capacity under the revolving credit facility at July 31, 2012 was $59.8 million. The leverage ratio is measured only at the end of each fiscal quarter, and so there may be times at which we exceed the quarter-end leverage ratio during the quarter, which we are permitted to do provided that our leverage ratio is within the allowable ratio at quarter-end.

We also are obligated to satisfy a fixed charge coverage ratio test which requires that ratio to be not less than 1.50:1 at the end of every fiscal quarter. At July 31, 2012, our fixed charge coverage ratio was 3.72:1.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended July 31, 2012, no change in our internal control over financial reporting that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting, occurred. However, as described in Plan for Remediation of Material Weakness on Form 10-K for the fiscal year ended April 30, 2013, we are dedicating resources to support our efforts to improve the control environment and to remedy the material weakness noted above.

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

JTH HOLDING INC. (Registrant)

Dated: December 20, 2013	By:	/s/ JOHN T. HEWITT
John T. Hewitt
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Dated: December 20, 2013	By:	/s/ MARK F. BAUMGARTNER
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