Form 10-Q/A
period 2013-01-31
JTH Holding, Inc.
filed 2014-01-31
CIK 1528930

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

PART I

ITEM 1

FINANCIAL STATEMENTS

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A (the “Amended Filing”) to our Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2013 originally filed with the Securities and Exchange Commission (“SEC”) on March 12, 2013 (the “Original Filing”) to restate our condensed consolidated financial statements as of and for the three and nine months ended January 31, 2013 and 2012. Details regarding the restatement can be found in our Annual Report on Form 10-K for the year ended April 30, 2013, filed with the SEC on October 1, 2013.

Items Amended in This Filing

This Amended Filing amends and restates the following items of our Original Filing as of and for the quarterly period ended January 31, 2013 and 2012:

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

JTH HOLDING, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

January 31, 2013 and April 30, 2012 (unaudited)

(In thousands except share data)

	January 31, 2013	April 30, 2012
	As Restated(1)
Assets
Current assets:
Cash and cash equivalents	$849	$19,848
Receivables (note 2):
Trade accounts	31,869	38,321
Notes	96,933	30,283
Interest, net	5,433	674
Allowance for doubtful accounts	(4,649)	(4,496)
Total receivables, net	129,586	64,782
Prepaid expenses and other current assets	18,675	5,328
Income tax receivable	12,611	286
Deferred income taxes	3,144	3,901
Total current assets	164,865	94,145
Property, equipment, and software, net of accumulated depreciation of $18,286 and $16,682 for January 31, 2013 and April 30, 2012, respectively	31,978	23,948
Notes receivable, excluding current portion, net of allowance for uncollectible amounts of $846 and $794 for January 31, 2013 and April 30, 2012, respectively, (note 2)	21,356	11,711
Goodwill (note 4)	5,721	5,400
Other intangible assets, net of accumulated amortization of $3,847 and $3,485 for January 31, 2013 and April 30, 2012, respectively, (note 4)	11,620	10,314
Deferred income taxes	—	4,093
Other assets, net	5,706	2,585
Total assets	$241,246	$152,196
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt (note 6)	$3,488	$2,736
Accounts payable and accrued expenses (notes 7 and 13)	15,260	14,170
Due to area developers (note 2)	14,955	15,956
Income taxes payable	—	6,689
Deferred revenue - short-term portion	6,489	6,920
Total current liabilities	40,192	46,471
Long-term debt, excluding current installments (note 6)	132,880	26,249
Deferred revenue - long-term portion	9,935	12,411
Deferred income taxes	382	—
Total liabilities	183,389	85,131
Commitments and contingencies (notes 5, 6, and 13)
Stockholders’ equity (notes 7, 9, 10, and 12):
Class A preferred stock, $0.01 par value per share, 190,000 shares authorized, 0 and 170,320 shares issued and outstanding January 31, 2013 and April 30, 2012, respectively	—	2,129
Special voting preferred stock, $0.01 par value per share, 10 shares authorized, issued and outstanding	—	—
Class A common stock, $0.01 par value per share, 21,200,000 shares authorized,12,078,854 and 10,343,957 shares issued and outstanding at January 31, 2013 and April 30, 2012, respectively	121	103
Class B common stock, $0.01 par value per share, 1,000,000 shares authorized, 900,000 shares issued and outstanding	9	9
Exchangeable shares, $0.01 par value, 100,000 shares issued and outstanding	1	1
Additional paid-in capital	6,752	3,182
Accumulated other comprehensive income, net of taxes	810	676
Retained earnings	50,164	60,965
Total stockholders’ equity	57,857	67,065
Total liabilities and stockholders’ equity	$241,246	$152,196

(1) As restated - See Note 14 “Restatement of Previously Issued Financial Statements” of Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

JTH HOLDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

Three months and nine months ended January 31, 2013 and 2012 (unaudited)

(In thousands, except per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2013	2012	2013	2012
	As Restated(1)		As Restated(1)
Revenues:
Franchise fees	$1,698	$1,577	$4,503	$4,558
Area developer fees	1,741	1,464	5,742	4,619
Royalties and advertising fees	20,188	23,892	22,561	26,265
Financial products	8,039	11,158	8,510	11,449
Interest income (note 2)	3,140	2,653	8,339	6,548
Tax preparation fees, net of discounts	1,445	1,909	1,886	2,154
Net gain on sale of company-owned offices and other revenue	1,369	1,355	2,661	2,879
Total revenues	37,620	44,008	54,202	58,472
Operating expenses:
Employee compensation and benefits	10,285	7,902	24,566	20,111
General and administrative expenses	7,857	9,055	19,783	18,113
Area developer expense	6,814	7,832	8,646	9,567
Advertising expense	7,687	8,770	12,786	12,389
Depreciation, amortization, and impairment charges	1,424	1,376	4,447	4,199
Total operating expenses	34,067	34,935	70,228	64,379
Income (loss) from operations	3,553	9,073	(16,026)	(5,907)
Other income (expense):
Foreign currency transaction gains (losses)	(1)	—	3	(4)
Interest expense (notes 6 and 7)	(819)	(674)	(1,623)	(1,506)
Income (loss) before income taxes	2,733	8,399	(17,646)	(7,417)
Income tax expense (benefit) (note 8)	1,060	3,133	(6,845)	(2,766)
Net income (loss)	$1,673	$5,266	$(10,801)	$(4,651)

Net income (loss) per share of Class A and Class B common stock:
Basic	$0.12	$0.38	$(0.85)	$(0.41)
Diluted	0.12	0.37	(0.85)	(0.41)

(1) As restated - See Note 14 “Restatement of Previously Issued Financial Statements” of Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

JTH HOLDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three months and nine months ended January 31, 2013 and 2012 (unaudited)

(In thousands)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2013	2012	2013	2012
	As Restated(1)		As Restated(1)
Net income (loss)	$1,673	$5,266	$(10,801)	$(4,651)
Interest rate swap agreements, net of taxes (note 7)	213	205	368	161
Unrealized gain (loss) on equity securities available for sale, net of taxes (note 3)	(42)	—	110	—
Foreign currency translation adjustment	(197)	(43)	(390)	(460)
Forward contracts related to foreign currency exchange rates (note 7)	46	(11)	46	(11)
Comprehensive income (loss)	$1,693	$5,417	$(10,667)	$(4,961)

(1) As restated - See Note 14 “Restatement of Previously Issued Financial Statements” of Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

JTH HOLDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Nine months ended January 31, 2013 and 2012 (unaudited)

(In thousands)

	2013	2012
	As Restated(1)
Cash flows from operating activities:
Net loss	$(10,801)	$(4,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	4,581	3,488
Depreciation and amortization	4,447	4,199
Amortization of deferred financing costs	217	253
Stock-based compensation expense	1,232	1,203
Gain on bargain purchases and sales of company-owned offices	(178)	(354)
Equity in loss of affiliate	118	54
Deferred tax expense	4,952	1,847
Changes in assets and liabilities decreasing cash flows from operating activities	(56,383)	(50,230)
Net cash used in operating activities	(51,815)	(44,191)
Cash flows from investing activities:
Issuance of operating loans to franchisees	(60,875)	(56,920)
Payments received on operating loans from franchisees	1,536	3,720
Purchases of area developer rights and company-owned offices	(3,741)	(3,574)
Proceeds from sale of company-owned offices and area developer rights	2,252	788
Purchase of available-for-sale securities	(2,980)	—
Purchase of equity method investment	—	(1,009)
Purchase of property and equipment	(9,177)	(7,554)
Net cash used in investing activities	(72,985)	(64,549)
Cash flows from financing activities:
Proceeds from the exercise of stock options	1,592	37
Repurchase of common stock	(1,634)	(2,612)
Repayment of long-term debt	(2,227)	(1,532)
Borrowings under revolving credit facility	108,582	117,598
Repayments under revolving credit facility	(478)	(4,799)
Payment for debt issue costs	(281)	—
Tax benefit of stock option exercises	269	458
Net cash provided by financing activities	105,823	109,150
Effect of exchange rate changes on cash, net	(22)	(94)
Net increase (decrease) in cash and cash equivalents	(18,999)	316
Cash and cash equivalents at beginning of period	19,848	1,662
Cash and cash equivalents at end of period	$849	$1,978

(1) As restated - See Note 14 “Restatement of Previously Issued Financial Statements” of Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

JTH HOLDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Nine months ended January 31, 2013 and 2012 (unaudited)

(In thousands)

	2013	2012
	As Restated(1)
Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$1,310	$1,186
Cash paid for taxes, net of refunds	6,958	7,090
Accrued capitalized software costs included in accounts payable	1,657	874
Supplemental disclosures of noncash investing and financing activities:
During the nine months ended January 31, 2013 and 2012, the Company acquired certain assets from franchisees and area developers as follows:
Fair value of assets purchased	$9,265	$10,441
Receivables applied	(6,487)	(8,877)
Accounts payable canceled	2,528	2,271
Notes payable issued	(2,300)	(1,496)
Elimination of related deferred revenue	735	1,235
Cash paid to franchisees and area developers	$3,741	$3,574
During the nine months ended January 31, 2013 and 2012, the Company sold certain assets to franchisees and area developers as follows:
Book value of assets sold	$5,601	$5,003
Loss on sale	(351)	(157)
Deferred gain on sale	1,252	872
Applied from acquisitions of franchise territories	—	(653)
Notes received	(4,250)	(4,277)
Cash received from franchisees and area developers	$2,252	$788

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

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

January 31, 2013 and 2012 (Unaudited)

(1)                                 Organization and Significant Accounting Policies

(a)                     Organization

JTH Holding, Inc. (the Company), a Delaware corporation, is a holding company engaged through its subsidiaries as a franchisor and operator of a system of income tax preparation offices located in the United States and Canada. The Company’s principal operations are conducted through JTH Tax, Inc. (d/b/a Liberty Tax Service) the Company’s largest subsidiary. Through this system of income tax preparation offices, the Company also facilitates for its customers refund-based tax settlement financial products such as electronic refund checks, refund-based loans, and personal income tax refund discounting. The Company also offers online tax preparation services.

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

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (US GAAP) for interim financial information.  The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements.  Consolidated balance sheet data as of April 30, 2012 was derived from the Company’s April 30, 2013 Annual Report to Shareholders on Form 10-K. As discussed in Note 14, the Company has restated its condensed consolidated financial statements as of and for the three and nine months ended January 31, 2013 and 2012.

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

(e)                      Foreign Operations

Canadian operations contributed $328,000 and $1,103,000 in revenues for the three and nine months ended January 31, 2013, respectively, and $260,000 and $1,194,000 in revenues for the three and nine months ended January 31, 2012, respectively.

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

(2)                                 Notes and Accounts Receivable

The Company provides financing to franchisees for the purchase of franchises, clusters of territories, company-owned offices and/or for working capital and equipment needs. The franchise-related notes generally are payable over five years and the working capital and equipment notes generally are due within one year. All notes bear interest at 12%.  Activity related to notes receivable for the nine months ended January 31, 2013 and the fiscal year ended April 30, 2012 was as follows:

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

January 31, 2013 and 2012 (Unaudited)

	January 31,	April 30,
	2013	2012
	As Restated
	(In thousands)
Balance at beginning of period	$79,838	$70,564
Notes received for:
Sales of franchises and clusters of territories	4,431	8,131
Sales of certain assets to franchisees	11,073	12,554
Franchisee to franchisee note assumptions	10,303	7,439
Working capital and equipment loans to franchisees	60,875	67,969
Refinancing of accounts receivable	18,486	16,787
	105,168	112,880
Repayment of notes	(6,515)	(82,258)
Notes canceled	(18,806)	(21,188)
Foreign currency adjustment	(127)	(160)
Balance at end of period	159,558	79,838
Unrecognized revenue portion of notes receivable	(40,423)	(37,050)
Notes receivable less unrecognized revenue	$119,135	$42,788

Most of the notes receivable are due from the Company’s franchisees and area developers (ADs) and are collateralized by the underlying franchise and, when the franchise or area owner is an entity, is generally guaranteed by the owners of the respective entity. The franchisees’ or ADs’ ability to repay the notes is dependent upon both the performance of the tax preparation industry as a whole and the individual franchisees’ or ADs’ areas.

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

Notes and accounts receivable include royalties billed that relate to territories operated by franchisees located in AD territories. The Company has recorded amounts payable to area developers for their share of these receivables of $14,955,000 and $15,956,000 at January 31, 2013 and April 30, 2012, respectively.

Activity in the allowance for doubtful accounts for the nine months ended January 31, 2013, and 2012 was as follows:

	2013	2012
	As Restated (In thousands)
Beginning balance	$5,290	$4,827
Additions charged to expense	4,581	3,488
Write-offs	(4,345)	(4,170)
Foreign currency adjustment	(31)	(95)
Ending balance	$5,495	$4,050

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

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

January 31, 2013 and 2012 (Unaudited)

The allowance for doubtful accounts at January 31, 2013 and April 30, 2012 was allocated as follows:

	January 31,	April 30,
	2013	2012
	As Restated
	(In thousands)
Impaired:
Notes receivable including interest and less unrecognized revenue	$6,351	$6,728
Accounts receivable	3,023	4,375
Less allowance for uncollected interest, amounts due ADs, related deferred revenue and amounts due franchisees	(1,678)	(1,704)
Net amount due	$7,696	$9,399

Allowance for doubtful accounts for impaired notes and accounts receivable	$3,994	$4,488

Non-impaired:
Notes receivable including interest and less unrecognized revenue	$119,787	$37,936
Accounts receivable	30,659	35,259
Less allowance for uncollected interest, amounts due ADs, related deferred revenue and amounts due franchisees	(17,537)	(17,432)
Net amount due	$132,909	$55,763

Allowance for doubtful accounts for non-impaired notes and accounts receivable	$1,501	$802

Total allowance for doubtful accounts	$5,495	$5,290

The aging of accounts and notes receivable at January 31, 2013 was as follows:

		Allowance
	Total	for Uncollected		Total
	Past Due	Interest	Current	Receivables
	As Restated
	(In thousands)
Accounts receivable	$10,090	$(1,813)	$23,592	$31,869
Notes receivable including interest and less unrecognized revenue	5,856	(1,570)	120,282	124,568
Total	$15,946	$(3,383)	$143,874	$156,437

Accounts receivable are considered to be past due if unpaid after 30 days and notes receivable are considered past due if unpaid after 90 days, at which time the notes are put on nonaccrual status.

The Company’s average investment in impaired notes receivable during the nine months ended January 31, 2013 and 2012 was $6,539,000 and $5,081,000, respectively.  Interest income related to impaired notes was $107,000 and $352,000 for the three and nine months ended January 31, 2013, respectively, and $108,000 and $326,000 for the three and nine months ended January 31, 2012, respectively.  The Company’s investment in notes receivable on nonaccrual status at January 31, 2013 and April 30, 2012 was $4,286,000 and $5,274,000, respectively.

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

(4)           Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended January 31, 2013 are as follows:

	Goodwill	Accumulated impairment loss	Net
	As Restated
	(In thousands)
Balance at beginning of period	$6,157	$(757)	$5,400
Acquisitions of assets from franchisees	2,840	—	2,840
Disposals and foreign currency changes, net	(3,086)	567	(2,519)
Impairments	—	—	—
Balance at end of period	$5,911	$(190)	$5,721

Components of intangible assets are as follows:

		As of January 31, 2013			As of April 30, 2012
	Amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
		As Restated
		(In thousands)
Amortizable other intangible assets:
Assets acquired from franchisees:
Customer lists and reacquired rights	3 years	$3,178	$(1,287)	$1,891	$3,370	$(1,195)	$2,175
Area developer rights	10 years	10,702	(2,518)	8,184	10,429	(2,290)	8,139
Acquired customer lists	7 years	1,587	(42)	1,545	—	—	—
		$15,467	$(3,847)	$11,620	$13,799	$(3,485)	$10,314

In December 2012, the Company purchased certain assets of an online tax preperation software provider for $1,587,000, of which $794,000 was payable at January 31, 2013. The entire purchase price has been allocated to the identifiable intangible assets.

During the nine months ended January 31, 2013, the Company acquired the assets of various franchisees for $5,264,000.  These acquisitions were accounted for as business combinations, with the value allocated to identifiable intangible assets and goodwill.  The acquired businesses are operated as Company-owned offices until a buyer is found.

The purchase price of assets acquired from franchisees was allocated as follows:

	Nine Months Ended January 31,
	2013	2012
	As Restated
	(In thousands)
Customer lists and reacquired rights	$2,424	$3,126
Goodwill	2,840	4,137
Total	$5,264	$7,263

(5)           Leases

The Company is obligated under various short-term operating leases for office space that expire at various dates.  Total rent expense for operating leases, net of subleases, was $914,000 and $2,388,000 for the three and nine months ended January 31, 2013, respectively, and $770,000 and $1,808,000 for the three and nine months ended January 31, 2012, respectively.

(6)           Debt

The Company has a credit facility that consists of a $25,000,000 term loan and a $105,000,000 revolving credit facility, with an accordion feature permitting the Company to request an increase in availability of up to an additional $70,000,000.  On December 28, 2012, the Company utilized the accordion feature to increase the borrowing limit under the revolving credit facility by $38,350,000, increasing the maximum borrowings under that portion of its credit facility to $143,350,000.  Outstanding borrowings accrue interest at one-month London Inter-Bank Offered Rate (LIBOR) plus a margin ranging from 1.50% to 2.25% depending on the Company’s leverage ratio. At January 31, 2013, the interest rate was 1.96%. The indebtedness is collateralized by substantially all the assets of the Company and both loans mature on April 30, 2017.  The credit facility contains certain financial covenants that the Company must meet, including leverage and fixed charge coverage ratios as well as minimum net worth requirements.  At January 31, 2013, the Company was not in compliance with its leverage ratio requirement due to an unprecedented delay in the start of the federal tax season attributable to the last minute fiscal cliff resolution by Congress. The Company obtained a waiver from its

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

January 31, 2013 and 2012 (Unaudited)

creditors for the leverage ratio covenant failure.  The Company was in compliance with all of its debt covenants in prior quarters, and with all of its covenants other than the leverage ratio requirement at January 31, 2013.

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

Interest rate swap agreements: The Company has interest rate swap agreements with a financial institution to manage fluctuations in cash flows resulting from changes in the one-month LIBOR interest rate on its credit facility. These swaps effectively change the variable-rate of the credit facility into a fixed-rate loan. For the notional amounts, the Company receives a variable interest rate based on the one-month LIBOR and pays a fixed interest rate

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

January 31, 2013 and 2012 (Unaudited)

of 2.49% to 2.52%, depending on the agreement. The notional amounts of the interest rate swaps vary from $10,000,000 to $70,000,000 per month, in relation to the Company’s forecasted seasonal borrowings. These interest rate swaps are designated as cash flow hedges. At January 31, 2013 and April 30, 2012, the fair value of interest rate swaps was a liability of $115,000 and $694,000, respectively, and was included in accounts payable and accrued expenses. During the nine months ended January 31, 2013, no amount was recognized in the consolidated statements of operations due to the ineffectiveness of these interest rate swaps.   During the nine months ended January 31, 2012, $49,000 of income was recognized in the consolidated statements of operations due to the ineffectiveness of these interest rate swaps.  The interest rate swaps will expire in March 2013.

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

At January 31, 2013, there were no deferred gains on derivative instruments accumulated in other comprehensive income that are expected to be reclassified to earnings during the next 12 months. There were no cash flow hedges discontinued during the nine months ended January 31, 2013.

(8)           Income Taxes

For the three and nine months ended January 31, 2013, the Company recognized income tax expense of $1,060,000 and an income tax benefit of $6,845,000, respectively.  For the three and nine months ended January 31, 2012, the Company recognized income tax expense of $3,133,000 and an income tax benefit of $2,766,000, respectively.  The Company has determined no reserves for uncertain tax positions were required at January 31, 2013 or April 30, 2012. The Company computes its provision or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.

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

The computation of basic and diluted net income (loss) per share for the three and nine months ended January 31, 2013 and 2012 was as follows:

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

January 31, 2013 and 2012 (Unaudited)

	Three Months Ended
	January 31, 2013
	As Restated
	Class A	Class B
	Common Stock	Common Stock
	(in thousands, except for share and per share amounts)

Basic net income per share:
Numerator
Allocation of undistributed earnings	$1,557	$116
Amounts allocated to participating securities:
Exchangeable shares	(111)	(8)
Net income attributable to common stockholders	$1,446	$108
Denominator
Weighted-average common shares outstanding	12,090,238	900,000

Basic net income per share	$0.12	$0.12

Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$1,446	$108
Reallocation of undistributed earnings as a result of assumed conversion of:
Class B common stock to Class A common stock	108	—
Exchangeable shares to Class A common stock	119	—
	$1,673	$108
Denominator
Number of shares used in basic computation	12,090,238	900,000
Weighted-average effect of dilutive securities:
Class B common stock to Class A common stock	900,000	—
Exchangeable shares to Class A common stock	1,000,000	—
Employee stock options	79,701	5,127
	14,069,939	905,127

Diluted net income per share	$0.12	$0.12

Diluted net income per share excludes the impact of shares of common stock from the exercise of options to purchase 2,546,000 shares for the three months ended January 31, 2013, because the effect would be antidilutive.

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

January 31, 2013 and 2012 (Unaudited)

	Nine Months Ended
	January 31, 2013
	As Restated
	Class A	Class B
	Common Stock	Common Stock
	(in thousands, except for share and per share amounts)

Basic and diluted net loss per share:
Numerator
Allocation of undistributed losses	$(10,037)	$(764)
Denominator
Weighted-average common shares outstanding	11,831,496	900,000

Basic and diluted net loss per share	$(0.85)	$(0.85)

As a result of the net loss for the period, diluted net loss per share excludes the impact of shares of potential common stock from the exercise of options to purchase 2,745,000 shares for the nine months ended January 31, 2013, because the effect would be antidilutive.

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

January 31, 2013 and 2012 (Unaudited)

	Three Months Ended
	January 31, 2012
	As Restated
	Class A	Class B
	Common Stock	Common Stock
	(in thousands, except for share and per share amounts)

Basic net income per share:
Numerator
Allocation of undistributed earnings	$4,845	$421
Amounts allocated to participating securities:
Class A preferred stock	(591)	(51)
Exchangeable shares	(347)	(30)
Net income attributable to common stockholders	$3,907	$340
Denominator
Weighted-average common shares outstanding	10,362,397	900,000

Basic net income per share	$0.38	$0.38

Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$3,907	$340
Reallocation of undistributed earnings as a result of assumed conversion of:
Class B common stock to Class A common stock	340	—
Class A preferred stock to Class A common stock	642	—
Exchangeable shares to Class A common stock	377	—
	$5,266	$340
Denominator
Number of shares used in basic computation	10,362,397	900,000
Weighted-average effect of dilutive securities:
Class B common stock to Class A common stock	900,000	—
Class A preferred stock to Class A common stock	1,703,200	—
Exchangeable shares to Class A common stock	1,000,000	—
Employee stock options	184,247	11,874
	14,149,844	911,874

Diluted net income per share	$0.37	$0.37

Diluted net income per share excludes the impact of common stock from the exercise of options to purchase 2,282,000 shares for the three months ended January 31, 2012 because the effect would be antidilutive.

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

January 31, 2013 and 2012 (Unaudited)

	Nine Months Ended
	January 31, 2012
	As Restated
	Class A	Class B
	Common Stock	Common Stock
	(in thousands, except for share and per share amounts)

Basic and diluted net loss per share:
Numerator
Allocation of undistributed losses	$(4,281)	$(370)
Denominator
Weighted-average common shares outstanding	10,403,374	900,000

Basic and diluted net loss per share	$(0.41)	$(0.41)

As a result of the net loss for the period, diluted net loss per share excludes the impact of shares of potential common stock from the exercise of options to purchase 2,657,000 shares for the nine months ended January 31, 2012, because the effect would be antidilutive.

(10)         Stock Compensation Plans

(a)           Stock Options

At January 31, 2013, 1,965,539 shares of Class A common stock are available for grant under the 2011 Equity and Cash Incentive Plan.

The following table summarizes the information for options granted in the nine months ended January 31, 2013:

2013
Weighted average fair value of options granted	$1.80
Dividend yield	0.0%
Expected volatility	13.0% - 14.9%
Expected terms	4 - 6 years
Risk-free interest rates	0.6% - 1.0%

Stock option activity during the nine months ended January 31, 2013 was as follows:

		Weighted
	Number of	average
	options	exercise price
Outstanding at beginning of period	2,729,013	$14.21
Granted	332,035	15.00
Exercised	(150,571)	10.57
Canceled	(114,965)	12.93
Outstanding at end of period	2,795,512	14.55

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

Nonvested stock option (options that did not vest in the period in which granted) activity during the nine months ended January 31, 2013 was as follows:

		Weighted
	Nonvested	average
	options	exercise price
Outstanding at beginning of period	452,500	$15.00
Granted	332,035	15.00
Vested	(286,935)	15.00
Canceled	(5,100)	15.00
Outstanding at end of period	492,500	15.00

At January 31, 2013, unrecognized compensation costs related to nonvested stock options were $721,000. These costs are expected to be recognized between 2013 and 2016.

The following table summarizes information about stock options outstanding and exercisable at January 31, 2013:

			Weighted
		Weighted	average		Weighted
Number of shares	Range of	average	remaining	Number of shares	average
outstanding	exercise	exercise	contractual	exercisable at	exercise
at January 31, 2013	prices	price	life	January 31, 2013	price
40,000	$5.50	$5.50	0.2 years	40,000	$5.50
24,902	8.50 - 9.00	8.63	0.2 years	24,902	8.63
170,000	10.50	10.50	1.5 years	170,000	10.50
2,234,175	14.00 - 16.50	15.02	3.1 years	1,791,675	15.02
326,435	15.00	15.00	3.9 years	276,435	15.00
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

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

January 31, 2013 and 2012 (Unaudited)

		January 31, 2013
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
		As Restated
Assets:
Recurring:
Equity securities, available for sale	$3,162	$3,162	$—	$—
Nonrecurring:
Impaired accounts and notes receivable	$4,399	$—	$—	$4,399

Liabilities:
Recurring:
Interest rate swap agreements	$115	$—	$115	$—
Forward Contract related to foreign currency exchange rates	46	—	46	—
Total recurring liabilities	$161	$—	$161	$—

		April 30, 2012
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Recurring:
Cash equivalents	$18,848	$18,848	$—	$—
Nonrecurring:
Impaired accounts and notes receivable	$5,746	$—	$—	$5,746
Impaired goodwill	1,477	—	—	1,477
Impaired reacquired rights	412	—	—	412
Impaired customer lists	564	—	—	564
Total nonrecurring assets	$8,199	$—	$—	$8,199

Liabilities:
Recurring:
Interest rate swap agreements	$694	$—	$694	$—

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

(12)         Related Party Transactions

The Company considers directors and their affiliated companies, and executive officers of the Company and members of their immediate family to be related parties. For the nine months ended January 31, 2013 and 2012, the Company repurchased common stock from related parties as follows:

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

(14)                          Restatement of Previously Issued Financial Statements

As disclosed in our Form 10-K for the year ended April 30, 2013, on August 1, 2013, the Company concluded that previously issued consolidated financial statements should not be relied upon due to certain revenue recognition adjustments.  The Company’s decision to restate its consolidated financial statements was based upon the results of an internal review of the Company’s historical revenue recognition policies and their application.  The Company has restated its consolidated financial statements for the fiscal quarters ended January 31, 2013 and 2012.

Impact of Corrections on Previously Issued Consolidated Financial Statements

Adjustments were made for the following items:

•                  The Company determined that its area developer agreements do not constitute a franchise relationship for accounting purposes.  Therefore, instead of recording revenue at the inception of the area developer relationship under franchise accounting, the Company now records these fees over the life of the area developer contract, which is typically 10 years.  Additionally, our financial statements now show the portion of franchise fees, interest, and royalties that the AD is entitled to receive from us in our revenue captions, with an equal amount of expense shown in a new operating expense caption, area developer expense. These amounts were previously presented on a net basis.

•                  The Company changed its revenue recognition policy for franchise fees to record revenue as amounts are received from the franchisee. Previously, the Company generally recorded such revenues at the time of sale, net of expected note cancellations related to the amount financed.  Therefore, under the new revenue recognition policy, any portion of franchise fees that is financed is only reflected as revenue as the note payments are made.

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

The following table presents the effect of the restatement adjustments on the condensed consolidated balance sheet:

	January 31, 2013
	As Reported	Adjustments	As Restated
	(in thousands)
Receivables:
Notes	$106,031	$(9,098)	$96,933
Interest	8,018	(2,585)	5,433
Allowance for doubtful accounts	(5,228)	579	(4,649)
Total receivables, net	140,690	(11,104)	129,586
Income tax receivable	12,579	32	12,611
Deferred income taxes	76	3,068	3,144
Total current assets	172,869	(8,004)	164,865
Notes receivable, excluding current portion	53,527	(31,325)	22,202
Allowance for uncollectible amounts for long-term notes receivable	(2,082)	1,236	(846)
Goodwill	1,913	3,808	5,721
Other intangibles	30,817	(15,350)	15,467
Accumulated amortization of intangible assets	(6,256)	2,409	(3,847)
Total assets	288,472	(47,226)	241,246
Due to area developers	21,727	(6,772)	14,955
Deferred income taxes	6	(6)	—
Deferred revenue - short-term portion	6,855	(366)	6,489
Total current liabilities	47,336	(7,144)	40,192
Deferred revenue - long-term portion	—	9,935	9,935
Deferred income taxes	18,199	(17,817)	382
Total liabilities	198,415	(15,026)	183,389
Retained earnings	82,364	(32,200)	50,164
Total stockholders’ equity	90,057	(32,200)	57,857
Total liabilities and stockholders’ equity	288,472	(47,226)	241,246

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

•                  Adjustments to deferred revenue to reflect the recognition of area developer fees over the life of their agreement

•                  Adjustments to stockholders’ equity to reflect the cumulative impact of all of the restatement adjustments

The following table summarizes the effects of the restatement on the condensed consolidated financial statements of operations for the three and nine months ended January 31, 2013 and 2012:

	Three Months Ended January 31, 2013
	As Reported	Adjustments	As Restated
	(in thousands except per share data)
Franchise fees	$1,992	$(294)	$1,698
Provision for refunds	232	(232)	—
Area developer fees	—	1,741	1,741
Royalties and advertising fees	14,204	5,984	20,188
Interest income	3,544	(404)	3,140
Net gain on sale of company-owned offices and other revenue	1,546	(177)	1,369
Total revenues	30,538	7,082	37,620
Area developer expense	—	6,814	6,814
Depreciation, amortization, and impairment charges	1,728	(304)	1,424
Total operating expenses	27,557	6,510	34,067
Income from operations	2,981	572	3,553
Income before income taxes	2,161	572	2,733
Income tax expense	1,049	11	1,060
Net income	1,112	561	1,673

Net income per share of Class A and Class B common stock:
Basic and diluted	$0.08	$0.04	$0.12

	Nine Months Ended January 31, 2013
	As Reported	Adjustments	As Restated
	(in thousands except per share data)
Franchise fees	$7,041	$(2,538)	$4,503
Provision for refunds	619	(619)	—
Area developer fees	—	5,742	5,742
Royalties and advertising fees	15,973	6,588	22,561
Interest income	9,169	(830)	8,339
Net gain on sale of company-owned offices and other revenue	2,653	8	2,661
Total revenues	44,613	9,589	54,202
General and administrative expenses	19,433	350	19,783
Area developer expense	—	8,646	8,646
Depreciation, amortization, and impairment charges	5,357	(910)	4,447
Total operating expenses	62,142	8,086	70,228
Loss from operations	(17,529)	1,503	(16,026)
Loss before income taxes	(19,149)	1,503	(17,646)
Income tax benefit	(7,411)	566	(6,845)
Net loss	(11,738)	937	(10,801)

Net loss per share of Class A and Class B common stock:
Basic and diluted	$(0.92)	$0.07	$(0.85)

	Three Months Ended January 31, 2012
	As Reported	Adjustments	As Restated
	(in thousands except per share data)
Franchise fees	$1,727	$(150)	$1,577
Provision for refunds	198	(198)	—
Area developer fees	—	1,464	1,464
Royalties and advertising fees	16,789	7,103	23,892
Interest income	3,016	(363)	2,653
Net gain on sale of company-owned offices and other revenue	1,249	106	1,355
Total revenues	35,650	8,358	44,008
General and administrative expenses	8,655	400	9,055
Area developer expense	—	7,832	7,832
Depreciation, amortization, and impairment charges	1,647	(271)	1,376
Total operating expenses	26,974	7,961	34,935
Income from operations	8,676	397	9,073
Income before income taxes	8,002	397	8,399
Income tax expense	3,325	(192)	3,133
Net income	4,677	589	5,266

Net income per share of Class A and Class B common stock:
Basic	$0.33	$0.05	$0.38
Diluted	$0.33	$0.04	$0.37

	Nine Months Ended January 31, 2012
	As Reported	Adjustments	As Restated
	(in thousands)
Franchise fees	$7,633	$(3,075)	$4,558
Provision for refunds	713	(713)	—
Area developer fees	—	4,619	4,619
Royalties and advertising fees	18,617	7,648	26,265
Interest income	7,623	(1,075)	6,548
Net gain on sale of company-owned offices and other revenue	2,548	331	2,879
Total revenues	49,311	9,161	58,472
General and administrative expenses	17,713	400	18,113
Area developer expense	—	9,567	9,567
Depreciation, amortization, and impairment charges	4,965	(766)	4,199
Total operating expenses	55,178	9,201	64,379
Loss from operations	(5,867)	(40)	(5,907)
Loss before income taxes	(7,377)	(40)	(7,417)
Income tax benefit	(2,749)	(17)	(2,766)
Net loss	(4,628)	(23)	(4,651)

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

•                  Adjustments to interest income reflect the change to gross presentation for the area developer portion of interest and the conversion to cash basis from accrual basis for interest on notes related to unrecognized revenue

•                  Adjustments to general and administrative expense reflect the increase in the provision for bad debts due to the elimination of the provision for refunds

•                  Adjustments to area developer expense reflect the change to a gross presentation for franchise fees, royalties, and interest owed to area developers

•                  Adjustments to amortization and impairment charges are the net effect of the change in purchase price allocation for company-owned offices acquired from franchisees and the impact of a smaller balance of area developer rights due to the netting of deferred revenue upon reacquisition

•                  Adjustments to the provision for income taxes reflect the impact of the restatement adjustments

The following table presents the effect of the restatement adjustments on the condensed consolidated statements of comprehensive income (loss) for the three and nine months ended January 31, 2013 and 2012.

	Three Months Ended January 31, 2013
	As Reported	Adjustments	As Restated
	(in thousands)
Net income	$1,112	$561	$1,673
Comprehensive income	1,132	561	1,693

	Nine Months Ended January 31, 2013
	As Reported	Adjustments	As Restated
	(in thousands)
Net loss	$(11,738)	$937	$(10,801)
Comprehensive loss	(11,604)	937	(10,667)

	Three Months Ended January 31, 2012
	As Reported	Adjustments	As Restated
	(in thousands)
Net income	$4,677	$589	$5,266
Comprehensive income	4,828	589	5,417

	Nine Months Ended January 31, 2012
	As Reported	Adjustments	As Restated
	(in thousands)
Net loss	$(4,628)	$(23)	$(4,651)
Comprehensive loss	(4,938)	(23)	(4,961)

The restatement had no impact on net operating, investing, or financing activities within the condensed consolidated statements of cash flows.

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

• risks relating to our management’s determination that there was a material weakness in our internal control over financial reporting, and as a result that our disclosure controls and procedures were not effective, as of periods at and prior to January 31, 2013; and

• other factors, including the risk factors discussed in this quarterly report.

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

See Note 19 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2013 for a description of the restatement of our financial statements and a summary of the impact of the restatement on the applicable unaudited quarterly financial information for the three months ended January 31, 2012 and January 31, 2013 presented in this Quarterly Report (See Note 14).

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

The restatement has had the following effect applicable to this report:

•                  The Condensed Consolidated Statements of Operations, Statements of Comprehensive Income (Loss) and the Condensed Consolidated Statements of Cash Flows for the three and nine months ended January 31, 2013 and January 31, 2012 and the Condensed Consolidated Balance Sheet at January 31, 2013, have been restated.

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

In October 2012, we announced that we would have the opportunity to offer tax preparation services in more than 300 Walmart stores beginning in the 2013 tax season. Many of our expanding franchisees chose our “rent to own” option for Walmart locations, and we expect this trend to delay the recognition of these territory sales to the fourth quarter of fiscal 2013, if the franchisee elects to purchase the territory at that time. Moreover, because many of the Walmart stores were in rural areas that were more difficult to sell, we operated more company offices in the 2013 tax season than in prior years. Of the 264 company offices we operated in the United States and Canada at January 31, 2013, 154 were tax kiosks located in Walmart stores. However, from a longer term perspective, we believe that opening and operating these Walmart stores in hard to sell areas will give us the opportunity to sell these territories earlier than would otherwise have been possible and allow us to expand our footprint into these rural areas more quickly.

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

•                  Financial Products:    We offer two types of financial products: “refund transfer” products, such as electronic refund checks (“ERCs”), which involve providing a means by which a customer may receive his or her refund more quickly and conveniently, and other tax settlement products, such as refund anticipation loans (“RALs”) and instant cash advances (“ICAs”). We earn fees from the use of these financial products. Because the remaining bank that offered RALs ceased to do so after the end of the 2012 tax season, we no longer offer refund-based loans through banks and other federally-insured financial institutions, and our ability to offer refund-based loans is therefore more limited than in the past. However, we believe the negative effect of fewer refund-based loans will be offset by three factors. First, we offered our ICA loan in 27 states during the 2013 tax season.  Second, we believe that most customers who previously would have obtained loans will elect to purchase an ERC, and that the continued availability of these products will enable us to experience similar financial product “attachment rates” as in prior years. Third, as we continue to offer more of our financial products through our JTH Financial subsidiary, we expect to be able to realize more of the fee income associated with financial products (although we will also incur greater expenses in connection with offering these products). As with our royalty and advertising fee revenue, a substantial portion of our income and cash flow associated with the offering of financial products was delayed to our fiscal fourth quarter because of the delay in the tax filing season.

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

Results of Operations

The table below shows results of operations for the three and nine months ended January 31, 2013 and 2012.

	Three Months Ended January 31,				Nine Months Ended January 31,
			Change				Change
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)
Results of Operations
Total revenues	$37,620	$44,008	$(6,388)	-15%	$54,202	$58,472	$(4,270)	-7%
Income (loss) from operations	3,553	9,073	(5,520)	-61%	(16,026)	(5,907)	(10,119)	171%
Net income (loss)	1,673	5,266	(3,593)	-68%	(10,801)	(4,651)	(6,150)	132%

Revenues.   The table below sets forth the components and changes in our revenues for the three and nine months ended January 31, 2013 and 2012.

	Three Months Ended January 31,				Nine Months Ended January 31,
			Change				Change
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)

Franchise fees	$1,698	$1,577	$121	8%	$4,503	$4,558	$(55)	-1%
Area developer fees	1,741	1,464	277	19%	5,742	4,619	1,123	24%
Royalties	15,660	18,175	(2,515)	-14%	17,457	19,977	(2,520)	-13%
Advertising fees	4,528	5,717	(1,189)	-21%	5,104	6,288	(1,184)	-19%
Financial products	8,039	11,158	(3,119)	-28%	8,510	11,449	(2,939)	-26%
Interest income	3,140	2,653	487	18%	8,339	6,548	1,791	27%
Tax preparation fees, net of discounts	1,445	1,909	(464)	-24%	1,886	2,154	(268)	-12%
Net gain on sale of company-owned offices and other revenue	1,369	1,355	14	1%	2,661	2,879	(218)	-8%
Total revenues	$37,620	$44,008	$(6,388)	-15%	$54,202	$58,472	$(4,270)	-7%

Our total revenues decreased by 15% and 7% in the first three months and nine months of fiscal 2013, respectively, compared to fiscal 2012, due to the following factors:

•                  A 28% and 26% decrease, respectively, in financial products revenue primarily attributable to the delay in the IRS acceptance of tax returns. However, the effect of the decrease in volume of ERCs due to the IRS delays was offset in part by increased revenue per product because we processed more ERCs through JTH Financial rather than through third-party partners, and because we shared fee revenue with the ERCs for which we used third-party partners.  Additionally, due to a difference in this year’s contract with the non-bank lender for the ICA program, the program is accounted for on a net basis instead of on a gross basis, as in prior years.

•                  A 14% and 13% decrease, respectively, in royalties and a 21% and 19% decrease, respectively, in advertising fees, primarily due to the delay in the tax filing season.

•                  A 24% and 12% decrease, respectively, in tax preparation fees primarily due to the delay in the 2013 tax filing season, offset in part by an increase in the number of company-owned offices, including tax kiosks in Walmart stores. At January 31, 2013, we operated 264 company offices, an increase from 93 company offices operated at the same date in 2012. Of these company-owned offices, 154 were kiosks located at Walmart stores.

The decreases in financial products revenue, royalties, advertising fees, and tax preparation fees were partially offset by:

•                  A 19% and 24% increase, respectively, in area developer fees reflecting increased area developer sales in fiscal 2013 for which we recognized fee revenue, as well as the fact that because we recognize our area developer fee revenue over ten years, earlier years in that ten-year period had fewer area developer sales than the most recent year that replaced the oldest year in the prior year’s ten-year period.

•                  An 18% and 27% increase, respectively, in interest income, reflecting additional lending we made to our franchisees and ADS for the acquisition of territories and areas and to our franchisees for working capital purposes.

Operating expenses.    The table below details the amounts and changes in our operating expenses for the three and nine months ended January 31, 2013 and 2012.

	Three Months Ended January 31,				Nine Months Ended January 31,
			Change				Change
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)

Employee compensation and benefits	$10,285	$7,902	$2,383	30%	$24,566	$20,111	$4,455	22%
General and administrative	7,857	9,055	(1,198)	-13%	19,783	18,113	1,670	9%
Area developer expense	6,814	7,832	(1,018)	-13%	8,646	9,567	(921)	-10%
Advertising	7,687	8,770	(1,083)	-12%	12,786	12,389	397	3%
Depreciation, amortization and impairment charges	1,424	1,376	48	3%	4,447	4,199	248	6%
Total operating expenses	$34,067	$34,935	$(868)	-2%	$70,228	$64,379	$5,849	9%

Our total operating expenses decreased by 2% in the three months ended January 31, 2013.  The largest components of this decrease were:

•                  A 13% decrease in general and administrative expenses, caused primarily by a decrease of $2.4 million in expense because we restructured our financial products program for the 2013 tax season to eliminate a franchisee rebate on ERCs (rebate expense was recorded in fiscal 2012) and because of a difference in the 2013 tax season contract with the non-bank lender for the ICA program, the program is accounted for on a net basis instead of on a gross basis, as in prior years, offset in part by:

•                  A $422,000 increase in rent and utilities expense, due to an increase in the number of company-owned offices.

•                  A $220,000 increase in bad debt expense based on our assessment of the appropriate level of allowance for doubtful accounts.

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

•                  A 13% decrease in area developer expense primarily caused by the decline in the ADs’ portion of royalties, which declined because of our decrease in royalties revenue described above.

•                  A 12% decrease in advertising because we incurred a larger part of our advertising spending during the first two quarters of fiscal 2013, as compared to fiscal 2012.

The decreases in general and administrative expenses, area developer expense, and advertising were partially offset by a 30% increase in employee compensation and benefits primarily attributable to the addition of corporate personnel to support the anticipated growth in the number of offices and our becoming a public company.

Our total operating expenses increased by 9% in the nine months ended January 31, 2013, compared to the same period of fiscal 2012.  The largest components of this increase were:

•                  A 22% increase in employee compensation and benefits primarily attributable to the addition of corporate personnel to support the anticipated growth in the number of offices and our becoming a public company, as well as the additional personnel hired to run 171 additional company-owned offices.

•                  A 9% increase in general and administrative expenses, caused primarily by the following:

•                  A $1.1 million increase in bad debt expense based on our assessment of the appropriate level of allowance for doubtful accounts.  The percentage of note balances reserved was 5% at January 31, 2013, compared to 4% at January 31, 2012.

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

The increases in bad debt expense, rent and utilities costs, professional fees, travel and entertainment, and computer supply and software costs were partially offset by a decrease of $2.6 million because we restructured our financial products program for the 2013 tax season to eliminate a franchisee rebate on ERCs (rebate expense was recorded in fiscal 2012) and because of a difference in the 2013 tax season contract with the non-bank lender for the ICA program.  The program is accounted for on a net basis instead of on a gross basis, as in prior years.

The increases in employee compensation and benefits, and general and administrative expenses were offset in part by a 10% decrease in area developer expense primarily caused by the decline in the ADs’ portion of royalties, which declined because of our decrease in royalties revenue described above.

Other Items.     There were no material changes in other income between the first nine months and third quarter of fiscal 2013 and the respective periods of fiscal 2012. We recorded income tax benefits for the nine month periods of fiscal 2013 and 2012 and income tax expense for the three month periods ended January 31, 2013 and 2012 (effective rates of 38.8% and 37.3%, respectively). However, because of the seasonal nature of our business, we expect the losses we incur through the first three quarters of a fiscal year will be more than offset by the results of our fiscal fourth quarter.

Net loss.    For the first nine months of fiscal 2013, as compared to 2012, our net loss increased by 132%, reflecting an increase in operating expenses of 9%, coupled with a 7% decrease in revenues. For the third quarter of fiscal 2013, as compared to 2012, our net income decreased by 68%, reflecting a decrease in operating expenses of 2% and a decrease in revenues of 15%.

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

Franchisee lending and potential exposure to credit loss.    A substantial portion of our cash flow during the year is utilized to provide funding to our franchisees and ADs.  At January 31, 2013, our total balance of loans to franchises and ADs for working capital and equipment loans, representing cash amounts we had advanced to the franchisees and ADs, was $67.4 million. In addition, at that date, our franchisees and ADs together owed us an additional $89.0 million for unpaid amounts owed to us, typically representing the unpaid purchase price of new territories (in the case of franchisees) and areas comprising clusters of territories (in the case of ADs), and other amounts owed to us for royalties and other unpaid amounts for which our franchisees and ADs had outstanding payment obligations. The amounts advanced by us to franchisees at January 31, 2013 were higher than expected because of the postponement of the tax filing season by the Internal Revenue Service. At the end of the third quarter, we elected to utilize funds available under our revolving credit facility to make additional cash available to our franchisees for working capital purposes, but expect to recover those additional franchisee borrowings early in our fiscal fourth quarter as the backlog of tax filings created by the IRS delay is dissipated.

Our actual exposure to potential credit loss associated with franchisee loans is less than the aggregate amount of those loans because a significant portion of those loans are to franchisees located within AD areas, where our AD is ultimately entitled to a substantial portion of the franchise fee and royalty revenues represented by some of these loans. For this reason, the amount of indebtedness of franchisees to us is effectively offset in part by our related payable obligation to ADs with respect to franchise fees and royalties. As of January 31, 2013, the total indebtedness of franchisees to us where the franchisee is located in an AD area was 101.3 million, but $15.0 million of that indebtedness represents amounts ultimately payable to ADs as their share of franchise fees and royalties.

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

The unpaid amounts owed to us from our franchisees and ADs are collateralized by the underlying franchise or area and are guaranteed by the respective franchisee or AD and the related owner(s). Accordingly, to the extent a franchisee or AD does not satisfy its payment obligations to us, we may repossess the underlying franchise or area in order to resell it in the future. At January 31, 2013, we had an investment in impaired accounts and notes receivable and related interest receivable of approximately $7.7 million. We consider accounts and notes receivable to be impaired if the amounts due exceed the fair value of the underlying franchise and estimate an allowance for doubtful accounts based on that excess. Amounts due include the recorded value of the accounts and notes receivable reduced by the allowance for uncollected interest, amounts due to ADs for their portion of franchisee receivables, any related deferred revenue and amounts owed to the franchisee or AD by us. In establishing the fair value of the underlying franchise, we consider net fees of open territories and the number of unopened territories. At January 31, 2013, we have recorded an allowance for doubtful accounts for impaired accounts and notes receivable of $4.0 million. There were no significant concentrations of credit risk with any individual franchisee or AD as of January 31, 2013, and we believe that our allowance for doubtful accounts as of January 31, 2013 is adequate for our existing loss exposure. We closely monitor the performance of our franchisees and ADs and will adjust our allowances as appropriate if we determine the existing allowances are inadequate to cover estimated losses.

ICA repurchase obligation.    During the 2013 tax season, we continued a relationship with a non-bank lender to offer ICAs to customers in a limited number of our offices. In exchange for a share in the profits of the program we have agreed to repurchase delinquent loans from the third party lender. These loans are typically made with the expectation that they will only be outstanding for a few weeks. We are obligated to repurchase these loans if they are not repaid within 60 days. We expect the number of these loans made and the balance outstanding to peak early in the tax filing season, but significantly decrease by the end of February. As of January 31, 2013, $28.2 million in loans were originated,  of which we estimate 2.25% will become delinquent and need to be repurchased from the third party lender.  We believe the profit of the program should be sufficient to cover these repurchases.  In some cases, subsequent to the repurchase of these loans, we may recover a portion of the loan balance.

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

•                  Lower franchise fee and royalty and advertising royalty receipts of $2.2 million.  Franchise fee receipts are less due to fewer sales in fiscal 2013 than 2012 and royalty and advertising royalty receipts are less due to the delay in the tax filing season.

•                  Lower cash receipts of $1.0 million for financial products due to the delay in the start of the tax season.

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

The above uses of cash were offset partially by an increase of $1.5 million in the proceeds from the sale of company-owned offices and area developer rights and other assets, which was due to AD sales that occurred in the first nine months of fiscal 2013, but not fiscal 2012.  Additionally, there was an $1.0 million equity investment in an software company that occurred in fiscal 2012 that did not recur in fiscal 2013.

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

Future cash needs and capital requirements

Operating cash flow needs.    We believe our credit facility entered into on April 30, 2012 and amended in December 2012 will be sufficient to support our cash flow needs.  As noted above, on December 28, 2012, we increased the maximum borrowings under the revolving credit facility to $143,350,000.

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

•The extent to which we engage in stock repurchases. In August 2012, our Board of Directors approved an increase in our authorization to repurchase shares, permitting repurchases up to $5.0 million of our Class A common stock without an expiration date on the authorization. These repurchases may be conducted through open market transactions or as privately negotiated transactions.  As of January 31, 2013, we had utilized $791,021 of this authorization,

• Our ability to generate fee and other income related to financial products in light of regulatory pressures on us and our business partners,

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

At January 31, 2013 our leverage ratio was 5.12:1.  We did not have any available borrowing capacity under the revolving credit facility at January 31, 2013 because we were not in compliance with our leverage ratio covenant of 4:1.  The leverage ratio is measured only at the end of each fiscal quarter, and so there may be times at which we exceed the quarter-end leverage ratio during the quarter, which we are permitted to do provided that our leverage ratio is within the allowable ratio at quarter-end.

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

We are also obligated to satisfy a fixed charge coverage ratio test which requires that ratio to be not less than 1.50:1 at the end of every fiscal quarter. At January 31, 2013, our fixed charge coverage ratio was 1.60:1.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended January 31, 2013, no change in our internal control over financial reporting that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting, occurred. However, as described in Plan for Remediation of Material Weakness on Form 10-K for the fiscal year ended April 30, 2013, we are dedicating resources to support our efforts to improve the control environment and to remedy the material weakness noted above.

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

JTH HOLDING INC. (Registrant)

Dated: January 31, 2014	By:	/s/ John T. Hewitt
John T. Hewitt Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Dated: January 31, 2014	By:	/s/ Mark F. Baumgartner
Mark F. Baumgartner Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

31.1	Certification of Chief Executive Officer	X

31.2	Certification of Chief Financial Officer	X

32.1(1)	Section 1350 Certification (Chief Executive Officer)	X

32.2(1)	Section 1350 Certification (Chief Financial Officer)	X

101.INS(2)	XBRL Instance Document	X

101.SCH(2)	XBRL Taxonomy Extension Schema	X

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase	X

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase	X

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