Form 10-Q
period 2014-01-31
JTH Holding, Inc.
filed 2014-03-13
CIK 1528930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2014

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

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, at the close of business on March 10, 2014 was 12,155,628 shares.

JTH HOLDING, INC.

Form 10-Q for the Period Ended January 31, 2014

PART I

ITEM 1
FINANCIAL STATEMENTS

JTH HOLDING, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
January 31, 2014 (unaudited), January 31, 2013 (unaudited), and April 30, 2013
(In thousands, except share data)

	January 31, 2014	January 31, 2013	April 30, 2013
Assets
Current assets:
Cash and cash equivalents	$3,742	$849	$19,013
Receivables (note 2):
Trade accounts	43,749	31,869	41,856
Notes	89,566	96,933	34,156
Interest, net	4,887	5,433	877
Allowance for doubtful accounts	(4,636)	(4,649)	(5,583)
Total receivables, net	133,566	129,586	71,306
Available-for-sale securities (note 3)	—	—	3,619
Income tax receivable	8,449	12,611	3
Deferred income taxes	4,442	3,144	4,232
Other current assets	18,527	18,675	4,960
Total current assets	168,726	164,865	103,133
Property, equipment, and software, net of accumulated depreciation of $21,229, $18,286, and $19,006, respectively	37,553	31,978	33,037
Notes receivable, excluding current portion, net of allowance for uncollectible amounts (note 2)	23,645	21,356	14,352
Goodwill (note 4)	6,279	5,721	5,685
Other intangible assets, net of accumulated amortization of $5,777, $3,847, and $3,998, respectively (note 4)	17,645	11,620	10,921
Other assets, net	2,124	5,706	2,402
Total assets	$255,972	$241,246	$169,530
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt (note 5)	$6,649	$3,488	$3,400
Accounts payable and accrued expenses	12,804	15,260	11,954
Due to area developers (note 2)	15,390	14,955	18,248
Income taxes payable	—	—	5,897
Deferred revenue - short-term portion	6,362	6,489	7,555
Total current liabilities	41,205	40,192	47,054
Long-term debt, excluding current installments (note 5)	22,337	24,775	24,283
Revolving credit facility (note 5)	104,592	108,105	—
Deferred revenue - long-term portion	8,510	9,935	10,381
Liability classified stock-based compensation awards (note 9)	—	—	5,111
Deferred income taxes	2,030	382	865
Total liabilities	178,674	183,389	87,694
Commitments and contingencies (note 12)
Stockholders’ equity (notes 8 and 9):
Class A preferred stock, $0.01 par value per share, 190,000 shares authorized, 0 shares issued and outstanding	—	—	—
Special voting preferred stock, $0.01 par value per share, 10 shares authorized, issued and outstanding	—	—	—
Class A common stock, $0.01 par value per share, 21,200,000 shares authorized, 12,153,278, 12,078,854, and 11,975,128 shares issued and outstanding, respectively	122	121	120
Class B common stock, $0.01 par value per share, 1,000,000 shares authorized, 900,000 shares issued and outstanding	9	9	9
Exchangeable shares, $0.01 par value, 100,000 shares issued and outstanding	1	1	1
Additional paid-in capital	9,053	6,752	1,920
Accumulated other comprehensive income (loss), net of taxes	(129)	810	1,194
Retained earnings	68,242	50,164	78,592
Total stockholders’ equity	77,298	57,857	81,836
Total liabilities and stockholders’ equity	$255,972	$241,246	$169,530
See accompanying notes to condensed consolidated financial statements.

JTH HOLDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three months and nine months ended January 31, 2014 and 2013 (unaudited)
(In thousands, except per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2014	2013	2014	2013
Revenues:
Franchise fees	$1,247	$1,698	$3,172	$4,503
Area developer fees	1,311	1,741	4,994	5,742
Royalties and advertising fees	22,081	20,188	24,710	22,561
Financial products	9,864	8,039	10,482	8,510
Interest income (note 2)	3,001	3,140	7,435	8,339
Tax preparation fees, net of discounts	2,054	1,445	2,682	1,886
Other revenue	1,182	1,369	2,647	2,661
Total revenues	40,740	37,620	56,122	54,202
Operating expenses:
Employee compensation and benefits	10,318	10,285	24,603	24,566
General and administrative expenses	9,121	7,857	23,131	19,783
Area developer expense	7,909	6,814	9,442	8,646
Advertising expense	5,860	7,687	11,051	12,786
Depreciation, amortization, and impairment charges	2,267	1,424	5,590	4,447
Total operating expenses	35,475	34,067	73,817	70,228
Income (loss) from operations	5,265	3,553	(17,695)	(16,026)
Other income (expense):
Foreign currency transaction gains (losses)	(3)	(1)	(15)	3
Gain on sale of available-for-sale securities	1,995	—	2,183	—
Interest expense (note 5)	(464)	(819)	(1,066)	(1,623)
Income (loss) before income taxes	6,793	2,733	(16,593)	(17,646)
Income tax expense (benefit) (note 7)	2,737	1,060	(6,244)	(6,845)
Net income (loss)	$4,056	$1,673	$(10,349)	$(10,801)
Net income (loss) per share of Class A and Class B common stock:
Basic	$0.29	$0.12	$(0.80)	$(0.85)
Diluted	0.28	0.12	(0.80)	(0.85)
See accompanying notes to condensed consolidated financial statements.

JTH HOLDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
Three months and nine months ended January 31, 2014 and 2013 (unaudited)
(In thousands)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2014	2013	2014	2013
Net income (loss)	$4,056	$1,673	$(10,349)	$(10,801)
Interest rate swap agreements, net of taxes of $-, $130, $-, and $225, respectively	—	213	—	368
Unrealized gain (loss) on equity securities available for sale, net of taxes of $26, $26, $608, and $67, respectively (note 3)	44	(42)	975	110
Reclassified gain on sale of available-for-sale securities included in income, net of taxes of $803, $-, $821, and $-, respectively (note 3)	(1,192)	—	(1,362)	—
Foreign currency translation adjustment	(839)	(197)	(1,155)	(390)
Forward contracts related to foreign currency exchange rates (note 6)	220	46	220	46
Comprehensive income (loss)	$2,289	$1,693	$(11,671)	$(10,667)
 See accompanying notes to condensed consolidated financial statements.

JTH HOLDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine months ended January 31, 2014 and 2013 (unaudited)
(In thousands)

	2014	2013
Cash flows from operating activities:
Net loss	$(10,349)	$(10,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	5,886	4,581
Depreciation, amortization, and impairment charges	5,590	4,447
Amortization of deferred financing costs	250	217
Stock-based compensation expense related to equity classified awards	1,394	1,232
Stock-based compensation expense related to liability classified awards	(872)	—
Gain on bargain purchases and sales of company-owned offices	(629)	(178)
Equity in loss of affiliate	173	118
Deferred tax expense	955	4,952
Gain on sale of available-for-sale securities	(2,183)	—
Changes in assets and liabilities decreasing cash flows from operating activities	(51,065)	(56,383)
Net cash used in operating activities	(50,850)	(51,815)
Cash flows from investing activities:
Issuance of operating loans to franchisees	(62,218)	(60,875)
Payments received on operating loans to franchisees	1,532	1,536
Purchases of area developer rights, company-owned offices, and acquired customer lists	(6,585)	(3,741)
Proceeds from sale of company-owned offices and area developer rights	2,368	2,252
Purchase of available-for-sale securities	—	(2,980)
Proceeds from sale of available-for-sale securities	5,163	—
Purchase of property and equipment	(7,652)	(9,177)
Net cash used in investing activities	(67,392)	(72,985)
Cash flows from financing activities:
Proceeds from the exercise of stock options	6,122	1,592
Repurchase of common stock	(5,174)	(1,634)
Repayment of long-term debt	(2,897)	(2,227)
Borrowings under revolving credit facility	110,694	108,582
Repayments under revolving credit facility	(6,102)	(478)
Payment for debt issue costs	—	(281)
Tax benefit of stock option exercises	554	269
Net cash provided by financing activities	103,197	105,823
Effect of exchange rate changes on cash, net	(226)	(22)
Net decrease in cash and cash equivalents	(15,271)	(18,999)
Cash and cash equivalents at beginning of period	19,013	19,848
Cash and cash equivalents at end of period	$3,742	$849
  See accompanying notes to condensed consolidated financial statements.

JTH HOLDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine months ended January 31, 2014 and 2013 (unaudited)
(In thousands)

	2014	2013
Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$851	$1,310
Cash paid for taxes, net of refunds	6,388	6,958
Accrued capitalized software costs included in accounts payable	182	1,657
During the nine months ended January 31, 2014 and 2013, the Company acquired certain assets from franchisees, area developers, and third parties as follows:
Fair value of assets purchased	$16,444	$9,265
Receivables applied, net of amounts due ADs and related deferred revenue	(3,543)	(3,224)
Notes and accounts payable issued	(6,316)	(2,300)
Cash paid to franchisees, area developers, and third parties	$6,585	$3,741
During the nine months ended January 31, 2014 and 2013, the Company sold certain assets to franchisees and area developers as follows:
Book value of assets sold	$6,209	$5,601
Loss on sale	(160)	(351)
Deferred gain on sale	1,080	1,252
Notes received	(4,761)	(4,250)
Cash received from franchisees and area developers	$2,368	$2,252
See accompanying notes to condensed consolidated financial statements.

JTH HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

January 31, 2014 and 2013 (Unaudited)

(1) Organization and Significant Accounting Policies

(a)  Organization

JTH Holding, Inc. (the Company), a Delaware corporation, is a holding company engaged through its subsidiaries as a franchisor and operator of a system of income tax preparation offices located in the United States and Canada. The Company’s principal operations are conducted through JTH Tax, Inc. (d/b/a Liberty Tax Service), the Company’s largest subsidiary. Through this system of income tax preparation offices, the Company also facilitates refund-based tax settlement financial products, such as instant cash advances, electronic refund checks, and personal income tax refund discounting, for its customers. The Company also offers online tax preparation services.

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

(b) Principles of Consolidation and Unaudited Financial Statements

The condensed consolidated financial statements include the accounts of JTH Holding, Inc. and its wholly-owned subsidiaries. Assets and liabilities of the Company’s Canadian operations have been translated into U.S. dollars using the exchange rate in effect at the end of the period. Revenues and expenses have been translated using the average exchange rates in effect each month of the period. Transaction gains and losses are recognized when incurred. The Company also consolidates any variable interest entities of which it is the primary beneficiary. When the Company does not have a controlling interest in an entity, but exerts significant influence over the entity, the Company applies the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation.

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

(c) Office Count

The following table shows the U.S. office activity and the number of Canadian and company-owned offices for the 2014 and 2013 tax seasons:

	Tax Season
	2014	2013
Franchised U.S. offices, operated during the prior tax season	4,028	3,845
U.S. offices opened	558	596
U.S. offices purchased from the Company	66	60
U.S. offices acquired by the Company	(91)	(64)
U.S. offices closed	(566)	(409)
Franchised U.S. offices, operated during the tax season	3,995	4,028

Franchised Canadian offices, operated during the tax season	227	231

Total franchised offices, operated during the tax season	4,222	4,259

Company-owned offices, operated during the tax season:
U.S.	180	234
Canadian	36	27
Total	216	261

Total offices, operated during the tax season	4,438	4,520

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

(e) Foreign Operations

Canadian operations contributed $352,000 and $1,158,000 in revenues for the three and nine months ended January 31, 2014, respectively and $328,000 and $1,103,000 in revenues for the three and nine months ended January 31, 2013, respectively.

(2) Accounts and Notes Receivable

The Company provides financing to franchisees for the purchase of franchises, clusters of territories, company-owned offices, and for working capital and equipment needs. The franchise-related notes generally are payable over five years and the working capital and equipment notes generally are due within one year. Most notes bear interest at 12%.  Activity related to notes receivable for the nine months ended January 31, 2014 and January 31, 2013 and for the fiscal year ended April 30, 2013 was as follows:

	January 31, 2014	January 31, 2013	April 30, 2013
	(In thousands)
Balance at beginning of period	$89,340	$79,838	$79,838
Notes received for:
Sales of franchises and clusters of territories	3,629	4,431	6,770
Sales of certain assets to franchisees	9,259	11,073	15,130
Franchisee to franchisee note assumptions	8,453	10,303	11,259
Working capital and equipment loans to franchisees	62,218	60,875	75,642
Refinancing of accounts receivable	7,140	18,486	18,527
	90,699	105,168	127,328
Repayment of notes	(7,017)	(6,515)	(95,664)
Notes canceled	(16,864)	(18,806)	(21,981)
Foreign currency adjustment	(487)	(127)	(181)
Balance at end of period	155,671	159,558	89,340
Unrecognized revenue portion of notes receivable	(41,686)	(40,423)	(39,731)
Notes receivable less unrecognized revenue	$113,985	$119,135	$49,609

Most of the notes receivable are due from the Company's franchisees and area developers (ADs) and are collateralized by the underlying franchise and, when the franchise or area owner is an entity, is generally guaranteed by the owners of the respective entity. The debtors' ability to repay the notes is dependent upon both the performance of the tax preparation industry as a whole and the individual franchisees' or ADs' areas.
The refinancing of accounts receivable had resulted from a franchisee electing to deliver to the Company a promissory note for past-due royalties and advertising fees that had previously been recorded as accounts receivable in the condensed consolidated financial statements. Effective October 1, 2013, the Company reduced the interest rate on its past due accounts receivable from 18% to 12% and ceased its practice of refinancing accounts receivable into notes receivable. This is not expected to have a material effect on the Company's condensed consolidated financial statements.
Notes canceled are comprised of the cancellation of existing unpaid notes of selling franchisees in franchisee to franchisee sales that include the assumption of debt by the acquiring franchisee, and any unpaid notes receivable from a franchisee or AD related to specific territories or clusters of territories that the Company reacquires. In the latter transactions, the cancellation of notes is part of the consideration paid by the Company, and any excess of the consideration paid over the fair value of assets acquired is written off to the allowance for doubtful accounts. Each quarter, the adequacy of the allowance for doubtful accounts is assessed and additional provision for bad debt recorded as deemed necessary.
Unrecognized revenue relates to the financed portion of franchise fees and AD fees and, in the case of sales of company-owned offices, the financed portion of gains related to these sales, in each case where revenue has not yet been recognized. For franchise fees and gains related to the sale of company-owned offices, revenue is recorded as note payments are received by the Company. Payments on AD fee notes receivable generate a corresponding increase in deferred revenue, which is amortized into revenue over the life of the AD contract, generally 10 years.

Accounts and notes receivable include royalties billed that relate to territories operated by franchisees located in AD territories. The Company has recorded amounts payable to ADs for their share of these receivables of $15,390,000, $14,955,000, and $18,248,000 at January 31, 2014, January 31, 2013, and April 30, 2013, respectively.

At January 31, 2014, the Company had unfunded lending commitments for working capital loans to franchisees and area developers of $10,392,000.

Allowance for Doubtful Accounts
Management believes that the recorded allowance is adequate based upon its consideration of the estimated value of the franchises and AD areas supporting the receivables. Any adverse change in the tax preparation industry or the individual franchisees' or ADs' areas could affect the Company's estimate of the allowance. Activity in the allowance for doubtful accounts for the three and nine months ended January 31, 2014 and 2013 was as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$6,048	$5,844	$6,684	$5,290
Provision for doubtful accounts	2,456	1,317	5,886	4,581
Write-offs	(3,039)	(1,665)	(7,067)	(4,345)
Foreign currency adjustment	(55)	(1)	(93)	(31)
Balance at end of period	$5,410	$5,495	$5,410	$5,495

The allocation of the allowance for doubtful accounts between long-term and short-term as of January 31, 2014, January 31, 2013, and April 30, 2013 was as follows:

	January 31, 2014	January 31, 2013	April 30, 2013
	(In thousands)
Short-term	$4,636	$4,649	$5,583
Long-term	774	846	1,101
Total	$5,410	$5,495	$6,684

Management considers accounts and notes receivable to be impaired if the amounts due exceed the fair value of the underlying franchise and estimates an allowance for doubtful accounts based on that excess. Amounts due include contractually obligated accounts and notes receivable plus accrued interest less unrecognized revenue, reduced by the allowance for uncollected interest, amounts due ADs, related deferred revenue, and amounts owed to the franchisee by the Company. In establishing the fair value of the underlying franchise, management considers net fees of open offices earned during the most recently completed tax season and the number of unopened offices.

The allowance for doubtful accounts at January 31, 2014, January 31, 2013, and April 30, 2013 was allocated as follows:

	January 31, 2014	January 31, 2013	April 30, 2013
	(In thousands)
Impaired:
Notes receivable, including interest, and less unrecognized revenue	$7,633	$6,351	$9,399
Accounts receivable	3,481	3,023	5,907
Less allowance for uncollected interest, amounts due ADs, related deferred revenue and amounts due franchisees	(1,636)	(1,678)	(2,336)
Net amount due	$9,478	$7,696	$12,970

Allowance for doubtful accounts for impaired notes and accounts receivable	$4,366	$3,994	$6,120

Nonimpaired:
Notes receivable, including interest, and less unrecognized revenue	$112,233	$119,787	$42,459
Accounts receivable	42,776	30,659	37,650
Less allowance for uncollected interest, amounts due ADs, related deferred revenue and amounts due franchisees	(17,994)	(17,537)	(19,992)
Net amount due	$137,015	$132,909	$60,117

Allowance for doubtful accounts for non-impaired notes and accounts receivable	$1,044	$1,501	$564

Total allowance for doubtful accounts	$5,410	$5,495	$6,684

The Company’s average investment in impaired notes receivable during the nine months ended January 31, 2014 and 2013 was $8,515,000 and $6,539,000, respectively.  Interest income recognized related to performing impaired notes was $124,000 and $486,000 for the three and nine months ended January 31, 2014, respectively, and $107,000 and $352,000 for the three and nine months ended January 31, 2013, respectively.  The Company’s investment in notes receivable on nonaccrual status at January 31, 2014, January 31, 2013, and April 30, 2013 was $6,472,000, $4,286,000, and $8,375,000, respectively.

Age Analysis of Past Due Receivables

The aging of accounts and notes receivable at January 31, 2014 was as follows:

	Total Past Due	Allowance for Uncollected Interest	Current	Total Receivables
	(In thousands)
Accounts receivable	$18,976	$(2,508)	$27,281	$43,749
Notes receivable	7,466	(994)	112,400	118,872
Total	$26,442	$(3,502)	$139,681	$162,621

Accounts receivable are considered to be past due if unpaid after 30 days and notes receivable are considered past due if unpaid after 90 days, at which time the notes are put on nonaccrual status.

(3) Investments

During fiscal 2013, the Company purchased corporate equity securities, as a strategic investment in a business partner, for $2,980,000.  These securities were sold during the nine months ended January 31, 2014. A gross gain on the sale of $2,183,000 was recognized and reclassified out of accumulated other comprehensive income and recorded as other income.

(4) Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended January 31, 2014 and January 31, 2013 are as follows:

	January 31, 2014			January 31, 2013
	Goodwill	Accumulated impairment loss	Net	Goodwill	Accumulated impairment loss	Net
	(In thousands)
Balance at beginning of period	$6,457	$(772)	$5,685	$6,157	$(757)	$5,400
Acquisitions of assets from franchisees	4,071	—	4,071	2,840	—	2,840
Disposals and foreign currency changes, net	(3,530)	188	(3,342)	(3,086)	567	(2,519)
Impairments	—	(135)	(135)	—	—	—
Balance at end of period	$6,998	$(719)	$6,279	$5,911	$(190)	$5,721

Components of intangible assets are as follows as of January 31, 2014, January 31, 2013, and April 30, 2013:

	January 31, 2014			January 31, 2013			April 30, 2013
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Amortizable other intangible assets:
Acquired customer lists	$4,816	$(634)	$4,182	$1,587	$(42)	$1,545	$1,603	$(171)	$1,432
Assets acquired from franchisees:
Customer lists and reacquired rights	4,163	(1,961)	2,202	3,178	(1,287)	1,891	3,474	(1,487)	1,987
Area developer rights	14,443	(3,182)	11,261	10,702	(2,518)	8,184	9,842	(2,340)	7,502
	$23,422	$(5,777)	$17,645	$15,467	$(3,847)	$11,620	$14,919	$(3,998)	$10,921

Intangible assets are amortized over six years for acquired customer lists, four years for customer lists acquired from franchisees, two years for reacquired rights acquired from franchisees, and ten years for area developer rights.

In January 2014, the Company purchased certain assets of an online tax preparation software provider for $3,200,000, of which $1,600,000 was payable at the closing date with the remainder payable on April 30, 2014. The entire purchase price has been preliminarily allocated to the identifiable intangible assets.

During the nine months ended January 31, 2014, the Company acquired the assets of various franchisees for $7,517,000.  These acquisitions were accounted for as business combinations, with all value allocated to intangible assets.  The acquired businesses are operated as Company-owned offices until a buyer is located and a new franchise agreement is entered into. The purchase price of assets acquired from franchisees was allocated as follows:

	Nine Months Ended January 31,
	2014	2013
	(In thousands)
Customer lists and reacquired rights	$3,446	$2,424
Goodwill	4,071	2,840
Total	$7,517	$5,264

(5) Debt

The Company has a credit facility that consists of a $25,000,000 term loan and a revolving credit facility that currently allows borrowing of up to $143,350,000.  Outstanding borrowings accrue interest at one-month London Inter-Bank Offered Rate (LIBOR) plus a margin ranging from 1.50% to 2.25% depending on the Company’s leverage ratio. At January 31, 2014, the interest rate was 1.92%, and the average interest rate paid was 1.90% during the nine months ended January 31, 2014. The indebtedness is collateralized by substantially all the assets of the Company and both loans mature on April 30, 2017.  The credit facility contains certain financial covenants that the Company must meet, including leverage and fixed-charge coverage ratios as well as minimum net worth requirements.  The Company was in compliance with the financial covenants at January 31, 2014.

Debt at January 31, 2014, January 31, 2013, and April 30, 2013 consisted of the following:

	January 31, 2014	January 31, 2013	April 30, 2013
	(In thousands)
Credit Facility:
Revolver	$104,592	$108,105	$—
Term loan	22,344	24,063	23,750
	126,936	132,168	23,750
Amounts due to former ADs and mortgages	6,642	4,200	3,933
	133,578	136,368	27,683
Less: current portion	(6,649)	(3,488)	(3,400)
Long-term debt	$126,929	$132,880	$24,283

(6)    Forward Contracts Related to Foreign Currency Exchange Rates

In connection with short-term advances made to its Canadian subsidiary related to personal income tax refund discounting, the Company periodically enters into forward contracts to eliminate the exposure related to foreign currency fluctuations. Under the terms of the forward currency contracts, the exchange rate for repayments is fixed at the time an advance is made and the advances are repaid prior to April 30 of the fiscal year of the advance. These forward contracts are designated as cash flow hedges. At January 31, 2014 and 2013, the fair value of foreign currency contracts was an asset of $220,000, included in other assets, and a liability of $46,000, included accounts payable and accrued expenses, respectively. The Company had no outstanding forward contracts at April 30, 2013. During the nine months ended January 31, 2014 and 2013, these foreign currency hedges were effective and, therefore, no amounts were recognized in the consolidated statements of operations.

(7) Income Taxes

The Company computes its provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.

In January 2013 the American Taxpayer Relief Act of 2012 was signed into law. The Act includes a reinstatement of the federal research and experimentation credit through December 31, 2013 that was retroactive to January 1, 2012. We recorded a discrete tax benefit of approximately $395,000 for the retroactive effect during the three months ended January 31, 2013. Due to the expiration of the credit on December 31, 2013, we have reduced the projected tax benefit of our fiscal 2014 credit by $140,000, which represents a third of our fiscal year projected credit. Should the credit again be extended retroactively, we will reallocate the benefit in the quarter of enactment.

(8) Stockholders’ Equity

During the nine months ended January 31, 2014 and 2013, activity in stockholders’ equity was as follows:

	2014	2013
	(In thousands)
Class A common shares issued from the exercise of stock options	409	151
Class A common shares issued from the vesting of restricted stock	15	—
Proceeds from exercise of stock options	$6,122	$1,592
Class A common shares repurchased	246	119
Payments for repurchased shares	$5,174	$1,634
Tax benefit of stock option exercises	$554	$269
Class A common shares issued upon conversion of Class A preferred shares	—	1,703

The components of accumulated other comprehensive income at January 31, 2014 are a foreign currency translation adjustment of $(349,000) and a foreign currency forward contract of $220,000. The components of accumulated other comprehensive income at January 31, 2013 are a foreign currency translation adjustment of $723,000, an interest rate swap of $(69,000), a foreign currency forward contract of $46,000, and the unrealized gain on available-for-sale securities of $110,000. The components of accumulated other comprehensive income at April 30, 2013 are a foreign currency translation adjustment of $807,000 and the unrealized gain on available-for-sale securities of $387,000.

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

Diluted net income (loss) per share is computed using the weighted-average number of common shares and, if dilutive, the potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options. The dilutive effect of outstanding stock options is reflected in diluted earnings per share by application of the treasury stock method. Additionally, the computation of the diluted net loss per share of Class A common stock assumes the conversion of Class B common stock, Class A preferred stock and exchangeable shares, while the diluted net income (loss) per share of Class B common stock does not assume conversion of those shares.

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

The computation of basic and diluted net income (loss) per share for the three and nine months ended January 31, 2014 and 2013 was as follows:

	Three Months Ended January 31, 2014
	Class A	Class B
	Common Stock	Common Stock
	(in thousands, except for share and per share amounts)
Basic net income per share:
Numerator
Allocation of undistributed earnings	$3,775	$281
Amounts allocated to participating securities:
Exchangeable shares	(270)	(20)
Net income attributable to common stockholders	$3,505	$261
Denominator
Weighted-average common shares outstanding	12,091,857	900,000

Basic net income per share	$0.29	$0.29

Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$3,505	$261
Reallocation of undistributed earnings as a result of assumed conversion of:
Class B common stock to Class A common stock	261
Exchangeable shares to Class A common stock	290
	$4,056	$261
Denominator
Number of shares used in basic computation	12,091,857	900,000
Weighted-average effect of dilutive securities
Class B common stock to Class A common stock	900,000
Exchangeable shares to Class A common stock	1,000,000
Employee stock options	662,809	42,634
	14,654,666	942,634

Diluted net income per share	$0.28	$0.28

	Nine Months Ended January 31, 2014
	Class A	Class B
	Common Stock	Common Stock
	(in thousands, except for share and per share amounts)
Basic and diluted net loss per share:
Numerator
Allocation of undistributed losses	$(9,629)	$(720)
Denominator
Weighted-average common shares outstanding	12,037,734	900,000

Basic and diluted net loss per share	$(0.80)	$(0.80)

Diluted net income (loss) per share excludes the impact of shares of potential common stock from the exercise of options to purchase 225,000 and 2,190,000 shares for the three and nine months ended January 31, 2014, respectively, because the effect would be antidilutive.

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

Diluted net income (loss) per share excludes the impact of shares of potential common stock from the exercise of options to purchase 2,546,000 and 2,745,000 shares for the three and nine months ended January 31, 2013, respectively, because the effect would be antidilutive.

(9) Stock Compensation Plans

Stock Options

At January 31, 2014, 1,818,936 shares of Class A common stock are available for grant under the 2011 Equity and Cash Incentive Plan.

The following table summarizes the information for options granted during the nine months ended January 31, 2014:

2014
Weighted average fair value of options granted	$6.19
Dividend yield	0.0%
Expected volatility	34.15% - 36.99%
Expected terms (in years)	3.7 - 5.3
Risk-free interest rates	0.79% - 1.49%

The Company does not have enough public trading history to calculate volatility for the term of the granted options, therefore, it used a 50/50 weighted average volatility, equally weighing our public trading history and that of other public companies in the tax preparation industry.
Stock option activity during the nine months ended January 31, 2014 was as follows:

	Number of options	Weighted average exercise price
Balance at beginning of period	2,534,683	$14.81
Granted	452,374	18.20
Exercised	(408,798)	14.98
Canceled	(264,461)	15.02
Balance at end of period	2,313,798	15.42

The Company granted 452,374 stock options to certain directors and employees in the nine months ended January 31, 2014. The total intrinsic value of options exercised during the nine months ended January 31, 2014 was approximately $2,458,000. Stock options vest from six months to five years from the date of grant and expire five years after the vesting date.

Nonvested stock option (options that did not vest in the period in which granted) activity during the nine months ended January 31, 2014 was as follows:

	Nonvested options	Weighted average exercise price
Balance at beginning of period	132,500	$15.00
Granted	452,374	18.20
Vested	(39,490)	15.33
Canceled	—	—
Balance at end of period	545,384	17.63

At January 31, 2014, unrecognized compensation costs related to nonvested stock options were $2,372,000. These costs are expected to be recognized between fiscal 2014 and fiscal 2016.

The following table summarizes information about stock options outstanding and exercisable at January 31, 2014:

Number of options outstanding at	Range of exercise prices	Weighted average exercise price	Weighted average remaining contractual life (in years)	Number of options exercisable at	Weighted average exercise price
January 31, 2014				January 31, 2014
117,500	$10.50	$10.50	1.0	117,500	$10.50
1,543,416	14.00-16.50	15.03	2.5	1,440,916	15.03
200,508	15.00	15.00	3.3	200,508	15.00
407,374	16.38 - 19.75	17.98	4.6	9,490	16.38
45,000	20.19	20.19	6.2	—	—
2,313,798		15.42		1,768,414	14.73

During the fiscal year ended April 30, 2013, the settlement of certain stock option transactions caused a change in the classification of the related outstanding stock options to liability instruments from equity instruments, which resulted in an increase in stock compensation expense of $2,625,000. At April 30, 2013, the value of the liability for the 997,824 options that changed classifications from equity to liability instruments was $5,111,000. On June 11, 2013, the Company's board of directors voted to prohibit those types of transactions, therefore, the Company reclassified the stock options back to equity instruments, resulting in a reduction to stock compensation expense of $872,000. The liability was removed and the remainder was reclassified to additional paid-in capital.

Restricted Stock Units

During the nine months ended January 31, 2014, the Company awarded restricted stock units (RSUs) to its non-employee directors and certain employees. The weighted average fair value at grant date was $16.86 and the weighted average service period is 19 months. Compensation costs associated with these restricted shares are amortized over the service period and recognized as an increase in additional paid-in capital.

Restricted stock activity during the nine months ended January 31, 2014 was as follows:

	Number of RSUs	Weighted average fair value at grant date
Balance at beginning of period	15,971	$13.50
Granted	23,565	16.86
Vested	(14,598)	13.36
Canceled	(2,975)	15.74
Balance at end of period	21,963	16.90

At January 31, 2014, unrecognized compensation costs related to restricted stock units were $252,000. These costs are expected to be recognized during fiscal 2014 and fiscal 2015.

(10) Fair Value of Financial Instruments

The Company uses the following methods and assumptions to estimate the fair value of financial instruments.

Cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses, and due to area developers: The carrying amounts approximate fair value because of the short maturity of these instruments. Cash equivalent financial instruments consist of money market accounts.

     Notes receivable: The carrying amount of the Company’s notes receivable approximates fair value based upon the present value of expected future cash flows discounted at the interest rate currently offered by the Company, which approximates rates currently offered by local lending institutions for loans of similar terms to individuals/entities with comparable credit risk.

Available-for-sale securities: Fair values for equity securities available for sale are based on published market prices. Equity securities available for sale are carried at their aggregate fair value.

Nonfinancial assets and liabilities: The fair value of customer lists and reacquired rights is measured on a nonrecurring basis in the period that the Company deemed the assets impaired. Fair value is determined based on historical transactions involving sales of company-owned offices.

Long-term debt: Because the Company's long-term debt has a variable interest component, the carrying amount approximates fair value.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities subject to fair value measurements on a recurring basis are classified according to a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Valuation methodologies for the fair value hierarchy are as follows:

•	Level 1 — quoted prices for identical assets and liabilities in active markets.

•
Level 2 — quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-based valuations in which all significant inputs are observable in the market.

•	Level 3 — unobservable inputs in which little or no market data exists, therefore, requiring an entity to develop its own assumptions.

At January 31, 2014, January 31, 2013, and April 30, 2013, the following tables present, for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis (in thousands):

	January 31, 2014
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Recurring:
Forward contract related to foreign currency exchange rates	$220	$—	$220	$—
Nonrecurring:
Impaired accounts and notes receivable	5,647	—	—	5,647
Total recurring and nonrecurring assets	$5,867	$—	$220	$5,647

	January 31, 2013
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Recurring:
Equity securities, available for sale	$3,162	$3,162	$—	$—
Nonrecurring:
Impaired accounts and notes receivable	4,399	—	—	4,399
Total recurring and nonrecurring assets	$7,561	$3,162	$—	$4,399
Liabilities:
Recurring:
Interest rate swap agreements	$115	$—	$115	$—
Forward contract related to foreign currency exchange rates	46	—	46	—
Total recurring liabilities	$161	$—	$161	$—

	April 30, 2013
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Recurring:
Cash equivalents	$16,798	$16,798	$—	$—
Equity securities, available for sale	3,619	3,619	—	—
Total recurring assets	20,417	20,417	—	—
Nonrecurring:
Impaired accounts and notes receivable	7,973	—	—	7,973
Impaired goodwill	1,254	—	—	1,254
Impaired reacquired rights	286	—	—	286
Impaired customer lists	453	—	—	453
Total nonrecurring assets	9,966	—	—	9,966
Total recurring and nonrecurring assets	$30,383	$20,417	$—	$9,966

Liabilities:
Recurring:
Liability classified share-based instrument	$5,111	$—	$5,111	$—

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of level 1 or 2 requiring fair value measurements for the nine months ended January 31, 2014.

Management considers accounts and notes receivable to be impaired if the amount due exceeds the fair value of the underlying franchise. In establishing the estimated fair value of the underlying franchise, consideration is given to the net fees of open offices earned during the most recently completed tax season and the number of unopened offices.

Management considers goodwill, reacquired rights, and customer lists, associated with a company-owned office, to be impaired if the net carrying amount exceeds the fair value of the underlying franchise. In establishing the fair value of the underlying franchise, consideration is given to historical transactions involving sales of company-owned offices and the net fees of the underlying franchise.

Concentrations of credit risks: Financial instruments that could potentially subject the Company to concentrations of credit risks consist of accounts and notes receivable with its franchisees.

The Company manages such risk by evaluating the financial position of the franchisee, value of the franchises, as well as the personal guarantee of the individual franchisees. At January 31, 2014, January 31, 2013, and April 30, 2013, there were no significant concentrations of credit risk associated with any individual franchisee or group of franchisees. The Company maintains an allowance for potential losses based on its expected collectability of the receivables, which the Company believes is adequate for its credit loss exposure.

The Company maintains its cash and cash equivalents in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on its cash and cash equivalents balances.

(11) Related Party Transactions

The Company considers directors and their affiliated companies, executive officers of the Company, and members of their immediate family to be related parties. For the nine months ended January 31, 2014 and 2013, the Company repurchased common stock from related parties as follows (all repurchases were in conjunction with the exercise of stock options):

	2014	2013
Common stock repurchases:
Shares repurchased	147,618	20,077
Amount	$2,878,585	$301,155

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

TCPA class action litigation. The Company was sued in September 2013 in federal court in Illinois in connection with alleged violations of the Telephone Consumer Protection Act. Plaintiff alleges that the Company inappropriately made autodialed telephone calls to cellular telephones, seeks the certification of a nationwide class action, and claims statutory damages of $500-$1,500 per violation. The Company tendered the defense of this litigation to a third party entity that had contracted with the Company to solicit potential franchisees, and that third party entity has acknowledged its defense and indemnification obligations to the Company. However, because the third party contractor may not have the financial resources to satisfy its defense and indemnity obligations, the Company recently concluded that it may not be able to rely fully upon the fulfillment of those obligations. The Company has not concluded that a loss related to this matter is probable, nor has the Company accrued a loss contingency related to this matter. The Company intends to defend the case vigorously, but there can be no assurances as to the outcome or the impact on the Company's consolidated financial position, results of operations and cash flows. The case is at an early procedural stage.

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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. Factors that may cause such differences include, but are not limited to, the risks described under “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2013 and risks described in all other filings with the Securities and Exchange Commission, including:

•	our possible inability to sustain growth at our historical pace;

•	the seasonality of our business;

•	our inability to secure reliable sources of the tax settlement products we make available to our customers;

•	the continued service of our senior management team and our ability to attract additional talent;

•	government regulation and oversight, including the regulation of our tax settlement products such as refund transfers and loan settlement products;

•
government initiatives that simplify tax return preparation, improve the timing and efficiency of processing tax returns,  limit payments to tax preparers or decrease the number of tax returns filed or the size of the refunds;

•	government initiatives to pre-populate income tax returns;

•	increased regulation of the products and services that we offer;

•	the possible characterization of refund transfers as a form of loan or extension of credit;

•	changes in the tax settlement products offered to our customers that make our services less attractive to customers or more costly to us;

•	our ability to maintain relationships with our tax settlement product service providers;

•	our ability and the ability of our franchisees to comply with regulatory requirements;

•	changes in our franchise sale model that may reduce our revenue;

•	the ability of our franchisees to open new territories and operate them successfully;

•	the ability of our franchisees to generate sufficient revenue to repay their indebtedness to us;

•	our ability to manage an increasing number of company-owned offices and tax kiosks;

•	our exposure to litigation;

•	our ability and our franchisees’ ability to protect customers’ personal information, including from a cyber-security incident;

•	an ability to access the credit markets and satisfy our covenants to lenders;

•	challenges in deploying accurate tax software in a timely way each tax season;

•	competition in the tax preparation market;

•	our reliance on technology systems, including the deployment of our NextGen project and electronic communications;

•	our ability to deploy our NextGen software in a timely manner and with all the features our customers require;

•	the impact of any acquisitions or dispositions, including our ability to integrate acquisitions and capitalize on their anticipated synergies;

•	potential shareholder litigation as a result of the restatement of our previously issued consolidated financial statements;

•
risks relating to our management's determination that there was a material weakness in our internal control over financial reporting, and as a result that our disclosure controls and procedures were not effective during periods at and prior to January 31, 2014; and

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

Overview

We are one of the leading providers of tax preparation services in the United States and Canada. As measured by both the number of returns prepared and the number of retail offices, we are the third largest and fastest growing national retail preparer of individual tax returns in the United States and the second largest retail preparer of individual tax returns in Canada. From 2001 through 2013, we grew the number of U.S. tax returns prepared in our offices from approximately 137,000 to 1.8 million. Our tax preparation services and related tax settlement products are offered primarily through franchised locations, although we operate a limited number of company-owned offices each tax season. All of the offices are operated under the Liberty Tax Service brand.

From 2001 through 2013, we grew our number of tax offices from 508 to more than 4,500. During fiscal 2014, we experienced a reduction in offices to just over 4,400 due primarily to our inability to sell franchises during part of our second quarter. We and our franchisees operated 4,175 offices in the United States during the 2014 tax season through February, a 2.0% decrease from the 2013 tax season, when we operated 4,262 offices, which was a 8.7% increase over the number of offices operated in the 2012 tax season. Approximately 59% of our revenue during the first nine months of fiscal 2014 was derived from franchise fees, area developer fees, royalties and advertising fees, and for this reason, continued growth in and seasoning of our franchise locations is viewed by management as the key to our future performance.

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
We restated our financial statements for certain prior periods during the second quarter of this fiscal year, and that restatement prevented us from filing our Annual Report on Form 10-K for the fiscal year ended April 30, 2013 on a timely basis. For this reason, we were unable to sell franchises for several weeks during August and September 2013, a key part of our sales season. This inability to sell franchises affected our franchise fee revenue for the fiscal second and third quarters of fiscal 2014.

•
Area Developer Fees: Our area developer fees per area vary based on our assessment of the revenue potential of each area developer area, and also depend on the performance of any existing franchisees within the area developer area being sold. Area developer fees received are recognized as revenue on a straight-line basis over the initial contract term of each area developer agreement with the cumulative amount of revenue recognized not to exceed the amount of cash received. The length of our area developer agreements is ten years.

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
As described below, we experienced a decrease in area developer fees received during our fiscal 2014 year-to-date because of our inability to sell franchises (including area developer territories) during portions of the second quarter.
We expect new area developer sales to become a less significant source of new revenue in the future as we continue to build out our franchise network and have less need to utilize ADs to support that effort.

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

•
Financial Products: We offer two types of tax settlement financial products: refund transfer products, including a product previously referred to by us as an "electronic refund check" or "ERC", which involve providing a means by which a customer may receive his or her refund more quickly and conveniently, and other tax settlement products, such as ICA refund-based loans. We earn fees from the use of these financial products.

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

•	Tax Preparation Fees: We also earn tax preparation revenue directly from both the operation of company-owned offices and the provision of tax preparation services through our online tax products.

The Company restated prior financial statements earlier in fiscal 2014. We currently estimate that the direct costs associated with the restatement will be approximately $850,000. We incurred and recognized the majority of these costs during the nine months ended January 31, 2014. As noted above, the restatement also resulted in an inability to sell franchises and area developer territories for several weeks during August and September 2013.

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

Results of Operations

The table below shows results of operations for the three and nine months ended January 31, 2014 and 2013.

	Three Months Ended January 31,				Nine Months Ended January 31,
			Change				Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)

Total revenues	$40,740	$37,620	$3,120	8%	$56,122	$54,202	$1,920	4%
Income (loss) from operations	5,265	3,553	1,712	48%	(17,695)	(16,026)	(1,669)	10%
Net income (loss)	4,056	1,673	2,383	142%	(10,349)	(10,801)	452	(4)%

Revenues. The table below sets forth the components and changes in our revenues for the three and nine months ended January 31, 2014 and 2013.

	Three Months Ended January 31,				Nine Months Ended January 31,
			Change				Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)
Franchise fees	$1,247	$1,698	$(451)	(27)%	$3,172	$4,503	$(1,331)	(30)%
Area developer fees	1,311	1,741	(430)	(25)%	4,994	5,742	(748)	(13)%
Royalties	16,844	15,660	1,184	8%	18,847	17,457	1,390	8%
Advertising fees	5,237	4,528	709	16%	5,863	5,104	759	15%
Financial products	9,864	8,039	1,825	23%	10,482	8,510	1,972	23%
Interest income	3,001	3,140	(139)	(4)%	7,435	8,339	(904)	(11)%
Tax preparation fees, net of discounts	2,054	1,445	609	42%	2,682	1,886	796	42%
Other revenue	1,182	1,369	(187)	(14)%	2,647	2,661	(14)	(1)%
Total revenues	$40,740	$37,620	$3,120	8%	$56,122	$54,202	$1,920	4%

Total revenues increased by $3.1 million and $1.9 million in the three and nine months ended January 31, 2014, representing an 8% and 4% increase, respectively, over the prior year periods. The largest components of the increase were:

•
A $1.2 million and $1.4 million increase, respectively, in royalties because the number of tax returns filed by our offices increased during fiscal year 2014 over fiscal year 2013. This may have occurred because the IRS had more forms available at the beginning of the fiscal 2014 tax season. Also, there was an increase in the average net fee per tax return filed.

•
A $709,000 and $759,000 increase, respectively, in advertising fees because the number of tax returns filed by our offices increased during fiscal year 2014 over fiscal year 2013, and because there was an increase in the average net fee per tax return filed.

•
A $1.8 million and $2.0 million increase, respectively, in financial products revenue primarily due to an increase in the volume of returns accepted by the IRS during fiscal 2014 over fiscal 2013. Financial products require the return to be accepted by the IRS before we can originate the product and record the associated revenue and a higher percentage were accepted before January 31, 2014 compared to the same date in 2013.

•
A $609,000 and $796,000 increase, respectively, in tax preparation fees, net of discounts, primarily due to an increase in the number of online tax returns filed during fiscal 2014 over fiscal 2013 as well as an increase in average net fee. The acquisition of certain assets of an online tax preparation software provider in the third quarter of fiscal 2014 favorably impacted the number of returns filed.

These increases in revenue were partially offset by the following decreases:

•
A $451,000 and $1.3 million decrease, respectively, in franchise fees due to a decrease in the number of franchise sales because we were unable to sell franchises for a portion of the second quarter of fiscal 2014. This is typically a peak franchise sales period.

•	A $139,000 and $904,000 decrease, respectively, in interest income primarily due to our decision to cease the practice of refinancing accounts receivable into notes receivable.

•
A $430,000 and $748,000 decrease, respectively, in area developer fees due primarily to the repurchase of several areas from ADs during fiscal 2014, which caused a decrease in area developer fees because some of the AD fees have not been fully recognized.

Operating expenses.    The table below details the amounts and changes in our operating expenses for the three and nine months ended January 31, 2014 and 2013.

	Three Months Ended January 31,				Nine Months Ended January 31,
			Change				Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)
Employee compensation and benefits	$10,318	$10,285	$33	—%	$24,603	$24,566	$37	—%
General and administrative expenses	9,121	7,857	1,264	16%	23,131	19,783	3,348	17%
Area developer expense	7,909	6,814	1,095	16%	9,442	8,646	796	9%
Advertising expense	5,860	7,687	(1,827)	(24)%	11,051	12,786	(1,735)	(14)%
Depreciation, amortization and impairment charges	2,267	1,424	843	59%	5,590	4,447	1,143	26%
Total operating expenses	$35,475	$34,067	$1,408	4%	$73,817	$70,228	$3,589	5%

Our total operating expenses increased by $1.4 million and $3.6 million in the three and nine months ended January 31, 2014, compared to the same period in fiscal 2013, representing a 4% and 5% increase, respectively. The largest components of these increases were:

•	A $1.3 million and $3.3 million increase, respectively, in general and administrative expenses caused primarily by the following:

◦	A $1.1 million and $1.3 million increase, respectively, in bad debt expense based on our assessment of the appropriate level of allowance for doubtful accounts.

◦	Non-recurring expenses of $63,000 and $850,000, respectively, related to the restatement of our prior financial statements.

•	A $1.1 million and $796,000 increase, respectively, in area developer expense, related to the corresponding increase in royalties revenue noted above.

•
A $843,000 and $1.1 million increase, respectively, in depreciation, amortization and impairment charges due to the additional amortization expense related to the purchase of certain assets of online tax preparation software providers and because we put our NextGen software program into service during the third quarter of fiscal 2014. Also, we incurred more amortization related to area developer rights and customer lists acquired from franchisees during the fiscal 2014 periods than we did during the same periods of fiscal 2013.

These increases in operating expenses were partially offset by a $1.8 million and $1.7 million decrease, respectively, in advertising expense caused by a reallocation of advertising resources from the third quarter into the fourth quarter in anticipation of the delay in the beginning of the IRS acceptance of electronic filings.

Other income (expense). Available-for-sale securities with a cost basis of $3.0 million were sold during the nine months ended January 31, 2014. A gain on the sale of $2.2 million was recognized and recorded as a component of other income. Interest expense decreased $557,000 during the nine months ended January 31, 2014 as compared to the same period during fiscal 2013 because we no longer have an interest rate swap. There were no other material changes in other income between the three and nine months ended January 31, 2014 and the same periods of fiscal 2013.

We recorded income tax benefits with effective rates of 37.6% and 38.8%, respectively, in the nine months ended January 31, 2014 and 2013, respectively. For the third quarters of fiscal 2014 and 2013, we recorded income tax expense with effective rates of 40.3% and 38.8%, respectively. Due to the seasonal nature of our business, we expect the losses we incur through the first three quarters of a fiscal year will be more than offset by the results of our fiscal fourth quarter.

Liquidity and Capital Resources

Overview of factors affecting our liquidity

Seasonality of cash flow. Our tax return preparation business is seasonal, and most of our revenues and cash flow are generated during the period from January through April 30. Following each tax season, from May 1 through early February of the following year, we rely significantly on excess operating cash flow from the previous season, on cash payments made by franchisees and ADs who purchase new territories and areas prior to the next tax season and make cash payments in connection with those purchases, and on the use of our credit facility to fund our operating expenses and invest in the future growth of our business. Our business has historically generated a strong cash flow from operations on an annual basis. We devote a significant portion of our cash resources during the off season to finance the working capital needs of our franchisees. We have also incurred significant expenditures in the development of our NextGen project, the first stage of which was put into service during the 2014 tax season.

Credit facility. Our credit facility consists of a $25 million term loan and a revolving credit facility that presently allows maximum borrowing of $143.4 million. The term loan amortizes on a quarterly basis and matures on April 30, 2017; the revolving loan also expires on that date.  The outstanding borrowings on both loans accrue interest at an adjusted one month LIBOR rate plus a margin that varies from 1.50% to 2.25%, depending on our leverage ratio. The interest rate was 1.92% and 1.95% at January 31, 2014 and April 30, 2013, respectively. This indebtedness is collateralized by substantially all of our assets, including the assets of our subsidiaries.

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

We were in compliance with our financial covenants as of January 31, 2014. At January 31, 2014, our leverage ratio was 3.07:1 and our fixed charge coverage ratio was 5.27:1.

Franchisee lending and potential exposure to credit loss.    A substantial portion of our cash flow during the year is utilized to provide funding to our franchisees and ADs.  At January 31, 2014, our total balance of loans to franchises and ADs for working capital and equipment loans, representing cash amounts we had advanced to the franchisees and ADs, was $68.3 million. In addition, at that date, our franchisees and ADs together owed us an additional $94.3 million, net of unrecognized revenue of $41.7 million for unpaid amounts owed to us, typically representing the unpaid purchase price of areas comprising clusters of territories, and other amounts owed to us for royalties and other unpaid amounts for which our franchisees and ADs had outstanding payment obligations.

Our actual exposure to potential credit loss associated with franchisee loans is less than the aggregate amount of those loans because a significant portion of those loans are to franchisees located within area developer areas, where our AD is ultimately entitled to a substantial portion of the franchise fee and royalty revenues represented by some of these loans. For this reason, the amount of indebtedness of franchisees to us is effectively offset in part by our related payable obligation to ADs with respect to franchise fees and royalties. As of January 31, 2014, the total indebtedness of franchisees to us where the franchisee is located in an area developer area was $96.3 million, but $15.4 million of that indebtedness represents amounts ultimately payable to ADs as their share of franchise fees and royalties.

Our franchisees make electronic return filings for their customers utilizing our proprietary technology. Our franchise agreements allow us to obtain repayment of amounts due to us from our franchisees through an electronic fee intercept program before our franchisees receive net proceeds of the tax preparation and other fees they have charged to their customers on tax returns associated with financial products. Therefore, we are able to minimize the nonpayment risk associated with amounts outstanding from franchisees by obtaining direct electronic payment in the ordinary course throughout the tax season. Our credit risk associated with amounts outstanding from ADs is also mitigated by our electronic fee intercept program, which enables us to obtain repayments of amounts that would otherwise flow through to ADs as their share of franchisee fee and royalty payments, to the extent of an AD’s indebtedness to us.

The unpaid amounts owed to us from our franchisees and ADs are collateralized by the underlying franchise or area and are guaranteed by the respective franchisee or AD and the related owner(s). Accordingly, to the extent a franchisee or AD does not satisfy its payment obligations to us, we may repossess the underlying franchise or area in order to resell it in the future. At January 31, 2014, we had an investment in impaired accounts and notes receivable and related interest receivable of approximately $9.5 million. We consider accounts and notes receivable to be impaired if the amounts due exceed the fair value of the underlying franchise and estimate an allowance for doubtful accounts based on that excess. Amounts due include the recorded value of the accounts and notes receivable reduced by the allowance for uncollected interest, amounts due to ADs for their portion of franchisee receivables, any related deferred revenue and amounts owed to the franchisee or AD by us. In establishing the fair value of the underlying franchise, we consider net fees of open territories and the number of unopened territories. At January 31, 2014, we have recorded an allowance for doubtful accounts for impaired accounts and notes receivable of $4.4 million. There were no significant concentrations of credit risk with any individual franchisee or AD as of January 31, 2014. We believe our allowance for doubtful accounts as of January 31, 2014 is adequate for our existing loss exposure. We closely monitor the performance of our franchisees and ADs and will adjust our allowances as appropriate if we determine the existing allowances are inadequate to cover estimated losses.

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

Sources and uses of cash

Operating activities. In the first nine months of fiscal 2014, we used $965,000 less cash for our operating activities compared to the first nine months of fiscal 2013 primarily due to more royalties and advertising fees collections related to fiscal 2013 shifting into the first fiscal quarter of 2014 than in the first quarter of the prior fiscal year, which was a consequence of the late start of IRS filings during the 2013 tax season.

Investing activities. In the first nine months of fiscal 2014, we utilized $5.6 million less in cash for investing activities compared to the same period in fiscal 2013. Some of the items that contributed to the decrease in our investing cash usage for the first nine months of fiscal 2014 compared to the prior year include:

•	The sale of securities in fiscal 2014 generating proceeds of $5.2 million compared to the purchase of those securities in 2013 for $3.0 million.

•	A $1.5 million reduction in the purchase of property and equipment primarily due to the purchase of a building in fiscal 2013.

The decrease in investing cash utilization was partially offset by:

•
An increase of $2.8 million in purchases of area developer rights, company-owned offices, and acquired customer lists, due to area developer purchases that occurred in the first nine months of fiscal 2014 exceeding those that occurred in the same period of fiscal 2013 as well as the purchase of certain assets of an online tax preparation software provider in fiscal 2014.

Financing activities. In the first nine months of fiscal 2014, we generated $2.6 million less cash from financing activities compared to the same period of fiscal 2013, predominantly because our net borrowings under our revolving credit facility decreased $3.5 million because we required less cash for investing and operating activities. This decrease in cash from financing activities was partially offset by $1.0 million in proceeds from the exercise of stock options net of repurchases of common stock in conjunction with these exercises.

Future cash needs and capital requirements

Operating cash flow needs. We believe our cash from operations and our current credit facility will be sufficient to support our cash flow needs for the foreseeable future.

At January 31, 2014, using the leverage ratio applicable under our loan covenants at the end of that quarter, we had available borrowing capacity of $32.1 million. Under our credit facility, our leverage ratio requirement at the end of each fiscal quarter is 3:1, except at January 31, when it increases to 4:1.

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

•
The extent and timing of our expenditures related to our NextGen project. Our NextGen project is an integral part of our determination to deliver an improved level of service to our franchisees. In addition to integrating our online and retail-based tax preparation software, we expect the NextGen project, when fully deployed, to improve the ability of our franchisees to comply with financial information protection requirements by moving most tax preparation information to a secure centralized platform, and to provide web-based support services in a way that will be both more accessible to our franchisees and their employees and less expensive for us to provide. The first stage of our NextGen project was put into service during the 2014 tax season, with additional stages still in development.

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

Effect of our credit facility covenants on our future performance.    Our credit facility, which matures on April 30, 2017, imposes several restrictive covenants, including a covenant that requires us to maintain a “leverage ratio” of not more than 4:1 at the end of the fiscal quarter ending January 31, and a ratio of not more than 3:1 at the end of each other fiscal quarter. The higher permitted leverage ratio at the end of the January 31 quarter reflects the fact that as of that date, we have typically extended significant credit to our franchisees for working capital and other needs that is not reflected in revenue that we receive from our franchisees until the period beginning in February each year.

At January 31, 2014, our leverage ratio was 3.07:1.  Using the 4:1 test, our available borrowing capacity under the revolving credit facility at January 31, 2014 was $32.1 million.  The leverage ratio is measured only at the end of each fiscal quarter, and so there may be times at which we exceed the quarter-end leverage ratio during the quarter, which we are permitted to do provided that our leverage ratio is within the allowable ratio at quarter-end.

We are additionally obligated to satisfy a fixed charge coverage ratio test which requires that ratio to be not less than 1.50:1 at the end of every fiscal quarter. At January 31, 2014, our fixed charge coverage ratio was 5.27:1.

We were in compliance with our financial covenants as of January 31, 2014; however, the accounting policy changes that resulted in the restatements of our financial statements resulted in our inability to satisfy several credit facility covenants for which we obtained a waiver in August 2013. We expect to be able to manage our cash flow and our operating activities in such a manner that we will be able to satisfy our obligations under the revolving credit facility for the remainder of the term of that facility.

As noted above, although we are subject under our credit facility to a requirement that we reduce the balance of our revolving loan to zero for a period of at least 45 consecutive days each fiscal year, because of the addition of a term loan into our credit facility, we do not believe that this requirement will affect our cash flow or future performance.

Seasonality of Operations

Given the seasonal nature of the tax return preparation business, we have historically generated and expect to continue to generate most of our revenues during the period from January 1 through April 30. In fiscal 2013 we earned 26% of our revenue during our fiscal third quarter ending January 31, and earned 89% of our revenue during the combined fiscal third and fourth quarters. We historically operate at a loss through the first eight months of each fiscal year, during which we incur costs associated with preparing for the upcoming tax season.

Off Balance Sheet Arrangements

 From time to time, we have been party to interest rate swap agreements that allow us to manage fluctuations in cash flow resulting from changes in the interest rate on our credit facility. These swaps effectively change the variable-rate of our credit facility into a fixed rate credit facility. Our interest rate swap agreements expired in March 2013 and we were not a party to an interest rate swap agreement at January 31, 2014. We may enter into interest rate swap agreements in the future if we determine that it is appropriate to hedge our interest rate risk.

We also enter into forward contracts to eliminate exposure related to foreign currency fluctuations in connection with the short-term advances we make to our Canadian subsidiary in order to fund personal income tax refund discounting for our Canadian operations. At January 31, 2014, the fair value of forward contracts outstanding was an asset of $220,000 and was included in other assets.

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

PART II

ITEM 1
LEGAL PROCEEDINGS

There have been no material developments with respect to the legal proceedings reported in our Annual Report on Form 10-K for the year ended April 30, 2013 since the date of that report. However, the Company was sued in September 2013 in federal court in Illinois in connection with alleged violations of the Telephone Consumer Protection Act. Plaintiff alleges that the Company inappropriately made autodialed telephone calls to cellular telephones, seeks the certification of a nationwide class action, and claims statutory damages of $500-$1,500 per violation. The Company tendered the defense of this litigation to a third party entity that had contracted with the Company to solicit potential franchisees, and that third party entity has acknowledged its defense and indemnification obligations to the Company. However, because the third party contractor may not have the financial resources to satisfy its defense and indemnity obligations, the Company recently concluded that it may not be able to rely fully upon the fulfillment of those obligations. The Company has not concluded that a loss related to this matter is probable, nor has the Company accrued a loss contingency related to this matter. The Company intends to defend the case vigorously, but there can be no assurances as to the outcome or the impact on the Company's consolidated financial position, results of operations and cash flows. The case is at an early procedural stage.

ITEM 1A
RISK FACTORS

There have been no material changes in our risk factors from those reported in our Annual Report on Form 10-K for the year ended April 30, 2013.

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuances of unregistered shares of our Class A Common Stock during the quarter ended January 31, 2014.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Stock repurchase activity during the three months ended January 31, 2014 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares that may Be Purchased Under the Plan(2)
November 1 through November 30, 2013	1,816	$20.95	1,816	$2,968,655
December 1 through December 31, 2013	20,455	23.78	20,455	2,792,330
January 1 through January 31, 2014	87,700	24.56	87,700	3,019,838
Total	109,971	24.36	109,971

_______________________________________________________________________________

(1) During the three months ended January 31, 2014, 55,657 shares repurchased were associated with the exercise of stock options.
(2) On August 29, 2012 we announced that our Board of Directors approved a $5 million authorization for share repurchases, and did not specify an expiration date for that share repurchase program. The repurchases include deemed repurchases from shareholders exercising options on a net basis. Share repurchases associated with stock option exercises do not reduce the maximum value of shares that may be purchased under the repurchase program, and cash proceeds received from stock option exercises increase the amount of the authorization. In March 2014, our Board of Directors increased the authorization by an additional $5 million, plus cash proceeds received from stock option exercises.

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

JTH HOLDING INC. (Registrant)

Dated: March 13, 2014	By:	/s/ John T. Hewitt
John T. Hewitt Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Dated: March 13, 2014	By:	/s/ Kathleen E. Donovan
Kathleen E. Donovan Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

31.1	Certification of Chief Executive Officer	X

31.2	Certification of Chief Financial Officer	X

32.1(1)	Section 1350 Certification (Chief Executive Officer)	X

32.2(1)	Section 1350 Certification (Chief Financial Officer)	X

101.INS(2)	XBRL Instance Document	X

101.SCH(2)	XBRL Taxonomy Extension Schema	X

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase	X

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase	X

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