Form 10-K
period 2014-04-30
JTH Holding, Inc.
filed 2014-06-26
CIK 1528930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 001-35588
JTH Holding, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-3561876 (I.R.S. Employer Identification No.)
1716 Corporate Landing Parkway, Virginia Beach, Virginia (Address of principal executive offices)	23454 (Zip Code)
Registrant's telephone number, including area code: (757) 493-8855
Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock, par value $0.01 per share (Title of Class)	The NASDAQ Stock Market LLC (Name of Exchange on which registered)
Securities to be registered pursuant to Section 12(g) of the Act:
None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐    NO ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. YES ☐    NO ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒    NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒
The aggregate market value of the shares of Class A common stock held by non-affiliates of the registrant computed based on the last reported sale price of $19.75 on October 31, 2013 was $94,605,337.
The number of shares of the registrant's Class A common stock outstanding as of June 19, 2014 was 11,643,767.
The number of shares of the registrant's Class B common stock outstanding as of June 19, 2014 was 900,000.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report contains forward-looking statements concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for our business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as "aim," "anticipate," "assume," "believe," "could," "due," "estimate," "expect," "goal," "intend," "may," "objective," "plan," "predict," "potential," "positioned," "should," "target," "will," "would," and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and our management's beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this annual report may turn out to be inaccurate. Factors that may cause such differences include, but are not limited to, the risks described under "Item 1A—Risk Factors," including:

•	our possible inability to sustain growth at our historical pace;

•	the seasonality of our business;

•	our inability to secure reliable sources of the tax settlement products we make available to our customers;

•	the continued service of our senior management team and our ability to attract additional talent;

•	government regulation and oversight, including the regulation of tax settlement products such as refund transfers and loan settlement products;

•
government initiatives that simplify tax return preparation, improve the timing and efficiency of processing tax returns, limit payments to tax preparers or decrease the number of tax returns filed or the size of the refunds;

•	government initiatives to pre-populate income tax returns;

•	increased regulation of the products and services that we offer;

•	the possible characterization of refund transfers as a form of loan or extension of credit;

•	changes in the tax settlement products offered to our customers that make our services less attractive to customers or more costly to us;

•	our ability to maintain relationships with our tax settlement product service providers;

•	our ability and the ability of our franchisees to comply with regulatory requirements;

•	the ability of our franchisees to open new territories and operate them successfully;

•	the ability of our franchisees to generate sufficient revenue to repay their indebtedness to us;

•	our ability to manage Company-owned offices and tax kiosks;

•	our exposure to litigation;

•	our ability and our franchisees' ability to protect customers' personal information, including from a cyber-security incident;

•	our ability to access the credit markets and satisfy our covenants to lenders;

•	challenges in deploying accurate tax software in a timely way each tax season;

•	competition in the tax preparation market;

•	the effect of federal and state legislation that affects the demand for paid tax preparation, such as the Affordable Care Act and potential immigration reform;

•	our reliance on technology systems, including the deployment of our NextGen project, and electronic communications;

•	our ability to deploy our NextGen software in a timely manner and with all the features our customers require;

•	the impact of any acquisitions or dispositions, including our ability to integrate acquisitions and capitalize on their anticipated synergies;

•
risks relating to our management's determination that there was a material weakness in our internal control over financial reporting and, as a result that, our disclosure controls and procedures were not effective for periods ending at and prior to January 31, 2014; and

•	other factors, including the risk factors discussed in this annual report.
Potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. These forward-looking statements speak only as of the date of this annual report. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. A potential investor or other vendor should, however, review the factors and risks we describe in the reports we will file from time to time with the U.S. Securities and Exchange Commission ("SEC") after the date of this annual report.

PART I
Item 1.    Business.
Company Information
We were incorporated in Delaware in September 2010 as JTH Holding, Inc. and are the holding company for JTH Tax, Inc. d/b/a Liberty Tax Service, which was incorporated in Delaware in October 1996. As an "emerging growth company" under applicable federal securities laws, we are subject to reduced public company reporting requirements.
References in this report to "years" are to our fiscal years, which end on April 30 unless otherwise noted, and all references to "tax season" refer to the period between January 1 and April 30 of the referenced year. Unless the context requires otherwise, the terms "Liberty Tax," "Liberty Tax Service," "we," "the Company," "us," and "our" refer to JTH Holding, Inc. and its consolidated subsidiaries. A complete list of our subsidiaries can be found in Exhibit 21.1.
In July 2014, we expect to change our corporate name to Liberty Tax, Inc., in order to better reflect our primary business and to eliminate confusion among stockholders and potential investors seeking information about us.
Financial Information about Segments
The majority of our revenue is earned through our United States operations; however, during our fiscal years 2014, 2013, and 2012, we earned $6.4 million, $5.9 million, and $5.4 million, respectively, from our Canadian operations. Due to the similarity in the nature of products and services, production process, type of customer, distribution methods, future prospects, and regulatory environment, we combine our United States operations and our Canadian operations into one reportable segment.
Our Business
We are one of the leading providers of tax preparation services in the United States and Canada. As measured by both the number of returns prepared and the number of retail offices, we are the third largest national retail preparer of individual tax returns in the United States and the second largest retail preparer of individual tax returns in Canada. Although we operate a limited number of Company-owned offices each tax season, our tax preparation services and related tax settlement products are offered primarily through franchised locations. All of the offices are presently operated under the Liberty Tax Service brand.
Our business involves providing retail federal and state income tax preparation services and related tax settlement products in the United States and Canada. Our focus since inception has been on growing the number of Liberty Tax offices, increasing the number of tax returns prepared by those offices, and enhancing profitability by offering services and products that continue to build the Liberty Tax brand.
The tax return preparation market is divided into two primary distinct sectors: paid tax preparation and Do It Yourself ("DIY") preparation, which includes traditional "pen and paper" preparation as well as DIY preparation through online and software-based tax products. Although recent years have seen growth in the relative portion of the DIY sector that has been captured by online and software-based tax products, the separate paid tax preparation sector, in which we and our franchisees primarily compete, has also continued to grow. Approximately 60% of e-filed returns during the 2014 tax season were prepared by paid preparers.
The percentage of returns filed through paid tax preparers has remained relatively stable over the past decade, with material year-to-year variations generally in years where government tax rebate programs cause a spike in filings by taxpayers who might otherwise not have filed, or where recessionary conditions, as in 2009, temporarily depress filings. The requirements and complexity of the Affordable Care Act ("ACA") may cause an increase in paid tax preparation in 2015 and future years.
Through our franchisees, we offer tax preparation services and related financial products to our tax customers. The services and products that our franchisees implement are designed to provide streamlined tax preparation services for taxpayers who for reasons of complexity, convenience, or the need for prompt tax refunds, seek assisted tax preparation services.
In the 2014 tax season, we and our franchisees accounted for 1.9 million tax returns filed through our U.S. retail offices, 311 thousand through our Canadian retail offices, and 208 thousand through our online tax programs.
A typical tax season consists of two primary filing periods: a "first peak" involving filers who file relatively quickly after receiving their Forms W-2, and late-season filers who file during the weeks leading to the usual April 15 federal tax filing deadline. In the 2014 tax season, 63% of returns filed in our retail offices were filed between January 1 and February 28, and an additional 18% were filed between April 1 and April 15. During the 2014 tax season, the IRS did not open its electronic filing system until January 31, 2014.

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
We believe the ACA presents an opportunity for potential growth in revenue and in number of returns. Because of the complexity of the ACA, we expect that taxpayers will seek assistance and we could see an increase in the number of filers in general and an increase in the number of filers who shift to a paid preparer from DIY. The ACA will also require additional forms and worksheets to be completed which may produce more revenue. We have provided extensive training and educational materials to our offices and franchisees so that they will be able to guide the taxpayer through all aspects of the ACA. We have also piloted several projects related to the ACA and are on track for implementation of these projects during fiscal 2015.
Our Franchise Model
We rely on a franchise model for our growth. Although our larger primary competitors maintain a mix of franchise locations and Company-owned offices or primarily operate Company-owned offices, we have determined that we can best grow our Company by increasing our franchisee base, and the number of offices operated by our existing franchisees. We have also included in our franchisee model the sale of area developer ("AD") areas. Under this AD model, we make large clusters of territories available to an AD who is responsible for marketing the available franchise territories within the larger AD area in order to help us fill gaps in our franchise system. As described below, when we utilize an AD to assist us in franchise sales, we receive revenue from the sale of the AD area but sacrifice a portion of the franchise fees and the royalty stream from the franchises within the AD area.
We believe that our franchise system is the core of our highly scalable business model. Most of the Liberty Tax offices are operated by franchisees. Because we do not own or operate a significant number of tax offices, we are able to focus on marketing, franchisee coaching and support, financial product development and other initiatives that drive our overall success. In addition, our franchise model allows us to grow our tax system with minimal capital expenditures or fixed cost investments.
Franchise territories.    We have divided the United States into approximately 10,000 potential franchise territories. We attempt to draw territory boundaries such that each territory has a target population of approximately 30,000 people. Franchisees are permitted to open more than one office in a territory, and they may also have the opportunity to open a tax preparation kiosk in a retail operation within the territory. We presently have kiosk arrangements primarily with Walmart stores.
As of April 30, 2014, our largest franchisee operated 30 tax locations, but a majority of our franchisees operated one or two tax locations. As part of our growth strategy, we anticipate increasing substantially the average number of offices per franchisee by encouraging more of our franchisees to acquire and open additional franchise territories. We anticipate that a significant number of our franchisees may elect to remain single-office owners, but that others will be attracted to the opportunity to grow their revenue base and overall profitability by enjoying the economies of scale associated with multi-unit operations. Because we continue to have measurably fewer offices than our two largest competitors, we believe that we have a significant number of additional territories available that will allow us to implement this business model, and we are devoting a substantial amount of our sales efforts to providing opportunities to existing franchisees to acquire additional territories.
Franchise sales process.    We engage in an active marketing process, both directly and through our ADs, in order to sell additional franchise territories. Our sales process includes sales to new franchisees, as well as the sale of additional territories to existing franchisees willing to expand into additional territories. For new franchisees, the process includes multiple steps that culminate in a week-long training session that we call Effective Operations Training. A new franchisee may pay the entire franchise fee for the franchisee's first territory at the time of acquisition, but as described below, we often provide financing for territory purchases by both new and existing franchisees. We also utilize advertising in national publications, appearances at conventions and trade shows at which we believe potential franchisees may be present, and various direct marketing techniques, in order to obtain and pursue franchisee leads.
We offer two special franchise purchase programs, a "rent to own" program and a "try before you buy" program, both of which were designed to allow existing franchisees to acquire additional territories with minimal risk. In both of these programs, which are designed for the purchase of unsold territories, we allow an existing franchisee that is willing to pursue expansion to operate a territory without an obligation to pay a franchisee fee during the first tax season. If the franchisee operates the territory and elects to retain ownership of the territory, the territory becomes subject to a standard franchise agreement and the payment of the standard franchise fee.

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
Each year, as part of our active management of our franchise base, we terminate a number of franchisees, and other franchisees voluntarily relinquish their territories, often in exchange for our forbearance on the remaining indebtedness owed to us in connection with the franchise territory. In fiscal 2014 and fiscal 2013, respectively, approximately 566 and 409 retail tax locations that had been open were subject to voluntary and involuntary franchise terminations. We generally intend to resell these territories to new or existing franchisees. However, we closed some office locations, and maintained a limited number of office locations that we were not able to resell before the subsequent tax season as Company-owned offices. In order to protect our competitive position, we regularly take actions to enforce the non-competition obligations and restrictions regarding customer lists and our trademarks and service marks contained in our franchise agreements.
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
AD areas.    We initiated our AD program in 2001 in order to accelerate the growth of our franchise system. We continue utilizing the AD program to focus on areas with large underdeveloped groups of territories we believe would benefit from the dedicated sales attention that an AD offers. Our fees for AD areas vary based on our assessment of the revenue potential of each AD area, and also depend on the performance of any existing franchisees within the AD area being sold. Our ADs generally receive 50% of both the franchise fee and royalties derived from franchises located in their AD areas and are required to provide marketing and operational support.
Company-owned offices.    We intentionally operate relatively few Company-owned offices. During the 2014 tax season we operated 216 Company-owned offices in the U.S. and Canada, 56 of which were kiosks located in Walmart stores. We focus primarily on growing through the opening of new franchise locations, and most of the Company-owned offices we operate in a given tax season are offices that have been previously owned by former franchisees who have ceased operations or failed to meet our performance standards. Rather than close offices that we believe have the potential to be successful, we attempt to resell these offices, and when we fail to do so before the beginning of a tax season, we may operate them as Company-owned offices through a tax season and until we can resell them at a later time. For this reason, the number of offices we operate as Company-owned offices changes substantially from season to season. During the fourth quarter of fiscal 2014, we reclassified assets associated with our U.S. Company-owned offices from goodwill and other intangible assets to assets held for sale because it is our intent to sell these offices within one year.
Franchise fees and royalties.    New franchisees (and existing franchisees acquiring additional territories) presently have several options for acquiring a new undeveloped territory:

•	For new franchisees purchasing their first territory, payment of a franchise fee of $40,000, all or a portion of which might be financed (subject to credit approval) by us.

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
Our franchisees generally pay royalties and advertising fees to us during the month following the month in which they accrue. We have the ability to collect from our franchisees through a "fee intercept" mechanism. Our franchisees file returns electronically for their customers utilizing our facilities. Our franchise agreement allows us to obtain repayment of amounts due to us from our franchisees through an electronic fee intercept program before our franchisees receive the net proceeds from tax preparation and other fees they have charged to their customers who have received a tax settlement product. Therefore, we are able to minimize the nonpayment risk associated with amounts outstanding from franchisees by obtaining direct electronic payment in the ordinary course throughout the tax season. Our credit risk associated with amounts outstanding to ADs is also mitigated by our electronic fee intercept program, which enables us to obtain repayments of amounts that would otherwise flow through to ADs as their share of franchise fee and royalty payments, to the extent of an AD's indebtedness to us.
Franchisee loans.    We provide a substantial amount of lending to our franchisees and ADs. In addition to allowing franchisees to defer a portion of their franchise fees, which they pay over time, our franchisees utilize working capital loans to fund their operations between tax seasons and expenditures they need to make in order to prepare for the following tax season.
This indebtedness generally takes one of the following forms:

•
The unpaid portion of franchise and AD fees, which does not represent a cash advance by us to the franchisee or AD, but a loan of the franchise or AD fee, generally payable over four years for territory franchise fees and eight years for AD fees.

•	Amounts due to us in connection with the purchase of a Company-owned office. The notes for these amounts are generally payable over five years following the acquisition.

•	Annual working capital loans made available to qualified franchisees between May 1 and January 31 each year, which are repayable to us generally by the end of February.

•	Amounts payable in connection with promissory notes payable to us for royalty and advertising fee amounts due to us for prior periods but not paid by a franchisee on a timely basis.
We utilize our fee intercept mechanism in order to facilitate repayment of these amounts by our franchisees, ensuring that repayment occurs from the stream of revenues our franchisees receive from tax preparation and other services. In addition, when a franchise is held by an entity, rather than an individual principal, we generally require an individual guaranty of the franchisee indebtedness.
LibTax software.    Our current proprietary tax software program, "LibTax," was first deployed for the 2007 tax season and offers an interactive question-and-answer format that is easy for our retail office tax preparers to use, facilitating tax preparer training. A substantial number of changes are made each year to tax laws, regulations, and forms that require us to expend substantial resources every year to develop and maintain tax preparation software, at both the federal level and for every state with income tax filing requirements, that will be ready to be deployed in every Liberty Tax office before the beginning of the tax season.
Electronic filing.    The LibTax software also allows tax customers to have their federal and state income tax returns filed electronically. Electronic filing permits taxpayers to receive tax refunds substantially sooner than when a tax return is filed on paper through the mail. Based on information made available by the IRS, we believe that an electronically-filed return for which a refund is direct deposited into a bank account takes fewer than 21 days after the IRS accepts the return for the refund to be made available to a taxpayer, while a refund associated with a mailed return will take 21 to 28 days after the IRS accepts the return if the refund is to be direct deposited and 6-8 weeks after IRS acceptance if the refund is to be mailed to the taxpayer using a government check. Although our software will permit a customer's return to be printed and filed as a paper return, substantially all of our customers utilize the electronic filing option available through our software.
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
Our NextGen tax software project, which we plan to pilot in our offices during the 2015 tax season, will integrate our existing LibTax and online tax offerings so customers will be able to move between the two offerings and access all of our tax products and services through both offerings. Additionally, this product will move us from managing software at individual office PC locations to a browser-based system. During fiscal 2014, we placed into service $21.9 million in expenditures in connection with the launch of the online portion of this project and incurred $1.3 million in depreciation expense. An additional $6.4 million has been spent on the office portion of the project which has not yet been placed into service. We anticipate spending approximately $6.0 million related to this project during fiscal 2015.
Our Financial Products
We expend considerable effort to ensure that our franchisees are able to offer a complete range of tax settlement products to our customers, and to provide our customers choices in these products. We offer these products because we believe that a substantial portion of our prospective customer base places significant value on the ability to monetize their expected income tax refund more quickly than they would be able to do if they were to file their tax return without utilizing the services of a paid tax preparer. We offer two types of tax settlement products: refund transfer products and refund-based loans.
Refund transfer products.    Many of our tax customers seek products that will enable them to obtain access to their tax refunds more quickly than they might otherwise be able to receive those funds. We believe that many of our customers are unbanked, in that they do not have access to a traditional banking account, and therefore, cannot make such an account available to the IRS and other tax authorities for the direct deposit of their tax refunds. Additional customers may have access to a traditional banking account, but for personal reasons, may prefer not to utilize that account for the deposit of their tax refunds. A refund transfer product involves:

•
a direct deposit of the customer's tax refund into a newly established temporary bank account in the customer's name that we establish with one of our banking partners or other banks that have contracted with one of our subsidiaries, JTH Financial, LLC ("JTH Financial"), or

•	delivery to the customer of a paper check or a prepaid card containing the balance of the customer's refund after the payment of tax preparation and other fees.
When the prepaid card option is elected, the card is issued through one of our financial product partners, NetSpend, and is branded with the Liberty Tax logo. When we deliver a physical refund check to a customer, we are generally able to print the check in one of our retail tax offices on check stock paper provided by the bank within a matter of hours after the electronic deposit of the customer's refund has been made to the customer's temporary account. We also enter into check-cashing arrangements with a number of retail establishments, including Walmart, which facilitates the ability of our customers to monetize their check even when they do not have traditional banking relationships.
We believe the continued availability of refund transfers will enable us to continue to offer an adequate mix of tax settlement products to our customers. Although the number of refund-based loans, described below, obtained by our customers has declined significantly since the 2010 tax season, the number of customers receiving our refund transfer products has remained relatively stable at 51.5% for the 2014 tax season compared to 48.1% for the 2013 tax season and 46.3% in the 2012 tax season. This stability reflects the fact that as our customers have obtained fewer refund-based loans (whether voluntarily or as a result of their reduced availability), they have generally shifted their tax settlement product choice to refund transfers.
Refund-based loans.    We partner with a non-bank counter-party to provide a refund-based loan product that is marketed as an Instant Cash Advance ("ICA"). For the last two years we have not earned any revenue on this product; however, we feel that the availability of this product is appreciated by a segment of our customer base.
Online Tax Preparation
Although online tax preparation, through our online tax services, represents a small portion of tax returns prepared and associated revenue, we believe there is a substantial market for customers who wish to prepare their own tax returns using moderately priced online tax preparation products, and the continued availability of these products will be an important part of our long-term growth, particularly if we are able to successfully integrate our online and retail tax services. At present, because our online tax customers often reside in territories where we have franchisees, the revenue associated with online customers in franchise territories is split with our franchisees on the same basis as our franchisees split with the Company the tax preparation services purchased in the retail offices.
Intellectual Property
We regard our intellectual property as critical to our success and we rely on trademark, copyright, and trade secret laws in the United States to protect our proprietary rights. We pursue the protection of our service mark and trademarks by applying to register key trademarks in the United States. The initial duration of federal trademark registrations is 10 years. Most registrations can be renewed perpetually at 10-year intervals. In addition, we seek to protect our proprietary rights through the use of confidentiality agreements with employees, consultants, vendors, advisors, and others. The primary marks we believe to be of material importance to our business include our Lady Liberty logo and the brands "Liberty Tax," "Liberty Tax Service," "Liberty Income Tax," and "Liberty Canada."
Seasonality
The tax return preparation business is highly seasonal, and we historically generate most of our revenues during the period from January 1 through April 30. For example, in both fiscal 2014 and fiscal 2013, we earned 26% of our revenues during our fiscal third quarter ending January 31 and 90% and 89% of our revenues during the combined fiscal third and fourth quarters of 2014 and 2013, respectively. We generally operate at a loss during the period from May 1 through December 31, during which we incur costs associated with preparing for the upcoming tax season.
Available Financing
By building on steady growth since our founding and using our available financing to fund operations between tax seasons, we have avoided excess leverage while ensuring minimal outstanding indebtedness at the end of each tax season. At April 30, 2014 and 2013, for example, we had no outstanding balance under our revolving credit facility. Our term loan had outstanding balances of $21.9 million and $23.8 million at April 30, 2014 and 2013, respectively.
Competition
The paid tax preparation market is highly competitive. We compete with tens of thousands of paid tax return preparers, including H&R Block, Jackson Hewitt, regional and local tax return preparation companies, most of which are independent and some of which are franchised, regional and national accounting firms, and financial service institutions that prepare tax returns as part of their businesses. We consider the major factors that will affect our ability to successfully compete in our industry to include the following:

•	Our ability to continue to grow our franchise base in order to broaden our national reach and brand recognition.

•	Our ability to offer best of class customer and franchisee service and support.

•	Consolidation in our industry and our ability to capitalize on such consolidation.

•	Our ability to continue to offer a competitive range of tax settlement financial products.

•
The successful deployment of the next stage of our NextGen tax software, which will enable us to continue to improve our office interface, customer targeting, and the ability to move customers between our online and retail tax offerings.

We also face increased competitive challenges from the online and software self preparer market, including the Free File Alliance ("FFA"), a consortium of the IRS and online preparation services that provides free online tax return preparation, and from volunteer and certain state organizations that prepare tax returns at no cost for low-income taxpayers. Our ability to compete in the tax return preparation business depends on our product mix, price for services, customer service, the specific site locations of our offices, local economic conditions, quality of on-site office management, the ability to file tax returns electronically with the IRS, and the availability of tax settlement products to offer to our customers.
We also compete for the sale of tax return preparation franchises with H&R Block, Jackson Hewitt, and other regional franchisors. In addition, we compete with franchisors of other high-margin services outside of the tax preparation industry that attract entrepreneurs seeking to become franchisees. Our ability to continue to sell franchises is dependent on our brand image, the products and services to be provided through the network, the relative costs of financing and start-up costs, our reputation for quality, and our marketing and advertising support. However, we believe that there is no existing smaller competitor in the retail tax preparation market that could challenge our market position on a national scale due to the expense and length of time required to develop the infrastructure, systems and software necessary to create and support a nationwide network of tax preparation offices. As a result, we believe that it would be difficult for an additional national competitor to emerge in our market for the foreseeable future.
Our online tax business also competes with a number of companies. Intuit, Inc., the maker of Turbo Tax, is the largest supplier of tax preparation software for online tax preparation services, and H&R Block and TaxAct also have substantial online and software-based products.
Regulation
We and our franchisees must comply with laws and regulations relating to our businesses. Regulations and related regulatory matters specific to our businesses are described below.
Tax return preparation regulation. Federal law requires tax preparers to, among other things, set forth their signatures and identification numbers on all tax returns prepared by them and retain for three years all tax returns prepared. Federal laws also subject tax preparers to accuracy-related penalties in connection with the preparation of tax returns. Preparers may be enjoined from further acting as tax preparers if they continually or repeatedly engage in specified misconduct. Additionally, all authorized IRS e-file providers must adhere to IRS e-file rules and requirements to continue participation in IRS e-file. Adherence to all rules and regulations is expected of all providers regardless of where published and includes, but is not limited to, those described in IRS Publication 1345, Handbook for Authorized IRS e-file Providers. Various IRS regulations also require tax return preparers to comply with certain due diligence requirements to investigate factual matters in connection with the preparation of tax returns. The IRS conducts audit examinations of authorized IRS e-file providers and tax return preparers, reviewing samples of prepared tax returns to ensure compliance with regulations in connection with tax return preparation activities. From time to time, certain of our franchisees and Company-owned offices are the subject of IRS audits to review their tax return preparation activities.
The IRS published final regulations in September 2010 that would have imposed mandatory tax return preparer regulations, but federal courts have ruled that the IRS did not have authority to implement those regulations. The IRS is considering a voluntary tax preparer certification regime, and in the meantime, a number of states have begun to fill the void created by the absence of IRS regulation by imposing state-level preparer regulatory requirements. We believe our in-house certification program exceeds these regulatory requirements.
Financial privacy regulation. The Gramm-Leach-Bliley Act and related FTC regulations require income tax return preparers to adopt and disclose customer privacy policies and provide customers a reasonable opportunity to opt-out of having personal information disclosed to unaffiliated third parties for marketing purposes. Some states have adopted or proposed stricter opt-in requirements in connection with use or disclosure of consumer information. Federal and state law also requires us and our franchisees to safeguard the privacy and security of our customers' data, including financial information, to prevent the compromise or breach of our security that would result in the unauthorized release of customer data. Moreover, with certain exceptions, the IRS prohibits the use or disclosure by tax preparers of income tax return information without the prior written consent of the taxpayer. The IRS may continue to consider further regulations concerning disclosures or uses of tax return information.
Financial product regulation. Federal and state statutes and regulations govern the facilitation of refund-based loans and other tax settlement financial products. These laws require us, among other things, to provide specific loan disclosures and advertise loans in a certain manner. In addition, we are subject to federal and state laws that prohibit deceptive claims and require that our marketing practices are fair and not misleading. Federal law also limits the annual percentage rate on loans for active duty service members and their dependents. There are also many states that have statutes regulating, through licensing and other requirements, the activities of brokering loans and offering credit repair services to consumers, as well as local usury laws which could be applicable to our business in certain circumstances. From time to time, we receive inquiries from various state regulators regarding our and our franchisees' facilitation of refund-based loans and other tax settlement products. We have in certain states paid fines, penalties, and other payments as well as agreed to injunctive relief, in connection with resolving these types of inquiries.
Potential regulation of refund transfer products or treatment of refund transfer products as loans or extensions of credit.    Our refund transfer products may be subject to additional regulation because of potential regulatory changes as well as recent litigation asserting that refund transfer products constitute a loan or extension of credit because many customers who receive refund transfer products elect to defer paying their tax preparation fees until their tax refund is received. With respect to possible new regulation, the broad authority of the Consumer Financial Protection Bureau may enable that agency to pursue initiatives that negatively impact our ability to offer tax settlement products by imposing disclosure requirements or other limitations that make the products more difficult to offer or reduce their acceptance by potential customers. See "Item 1A—Risk Factors—Risk Related to Regulation of Our Industry—Legislative and regulatory reforms may have a significant impact on our business, results of operations and financial condition" and "—Federal and state regulators may impose new regulations on non-loan tax settlement products that would make those products more expensive for us to offer or more difficult for our customers to obtain."
We are also subject to pending litigation that asserts that the refund transfer product is a loan or extension of credit, and should therefore be subject to loan-related federal and state disclosure requirements. See "Item 3—Legal Proceedings—ERC class action litigation." We are also subject to an injunction in California that treats our refund transfer product as an extension of credit. If we are subject to an adverse decision in pending class action litigation that affects our offering of refund transfer products in other states, our refund transfer products would be subject to additional regulatory requirements in those states, including federal truth-in-lending disclosure obligations, and possible compliance with statutes and regulations governing refund anticipation loans that have been adopted in numerous states. This additional regulation would not prohibit us from offering refund transfer products but might require us to make interest rate and other disclosures to customers because of the characterization of the refund transfer product as a loan or extension of credit that would make it more difficult to market the refund transfer product to potential customers or reduce their acceptance by potential customers, and might adversely affect fees charged related to refund transfer products because of limitations on fees imposed by state refund anticipation loans statutes and regulations. See "Item 1A—Risk Factors—Risks Related to Regulation of Our Industry—Federal and state regulators may impose new regulations on non-loan tax settlement products that would make those products more expensive for us to offer or more difficult for our customers to obtain" and "—We may be unsuccessful in litigation that characterizes refund transfer products as loans, which could subject us to damages and additional regulation, and which could adversely affect our ability to offer tax settlement products and have a material adverse effect on our operations and financial results."
Franchise regulations.    Our franchising activities are subject to the rules and regulations of the FTC and various state agencies regulating the offer and sale of franchises. These laws require that we furnish to prospective franchisees a franchise disclosure document describing the requirements for purchasing and operating a Liberty Tax franchise. In a number of states in which we are currently franchising, we are required to be registered to sell franchises. Several states also regulate the franchisor/franchisee relationship particularly with respect to the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise, and the ability of a franchisor to designate sources of supply. Bills have been introduced in Congress from time to time that would provide for federal regulation of the franchisor/franchisee relationship in certain respects.
Tax course regulations.    Our tax courses are subject to regulation under proprietary school laws and regulations in many states. Under these regulations, our tax courses may need to be registered and may be subject to other requirements relating to facilities, instructor qualifications, contributions to tuition guaranty funds, bonding, and advertising.
Foreign regulations. We are subject to a variety of other regulations in the Canadian markets, including anti-corruption laws and regulations. Foreign regulations and laws potentially affecting our business are evolving rapidly. We rely on external counsel in Canada to advise us regarding compliance with applicable laws and regulations.
Employees
As of April 30, 2014, we employed 645 full-time employees, consisting of 530 employees in our corporate operations, primarily located in Virginia Beach, Virginia and 115 employees at our Company-owned offices. Many of our employees are seasonal and, by contrast, we had 607 corporate employees and 897 Company-owned office employees as of February 28, 2014. We consider our relationships with our employees to be good.
Available Information
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed with or furnished to the SEC are available, free of charge, through our website at www.libertytax.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549.

The public may obtain information on the operation of the Public Reference room by calling the SEC at 1-800-SEC-0030. The SEC maintains a website at www.sec.gov containing reports, proxy and information statements and other information regarding issuers who file electronically with the SEC.
Item 1A.    Risk Factors.
In addition to the other information contained in this annual report, the following risk factors should be considered carefully in evaluating our business. If any of the risks or uncertainties described below were to occur, our business, financial condition, and results of operations may be materially and adversely affected. Additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations.
Risks Related to Our Business
Because much of our growth has been achieved through rapidly establishing new offices, we may not achieve the same level of growth in revenues and profits in future years.
Historically our growth has been driven by selling franchises and entering into agreements with ADs who have assisted us in expanding our geographic reach. Our future viability, profitability, and growth will depend upon our ability to successfully operate and continue to expand our operations in the United States and Canada. Furthermore, our business has experienced rapid growth in the number of franchisees and office locations in large geographic markets, and our continued growth in those markets may not continue at the same pace. Our ability to continue to grow our business will be subject to a number of risks and uncertainties and will depend in large part on:

•	adding new customers and retaining existing customers;

•	innovating new products and services to meet the needs of our customers;

•	finding new opportunities in our existing and new markets;

•	remaining competitive in the tax return preparation industry;

•	our ability to offer directly and to facilitate through others the sale of tax settlement products;

•	attracting and retaining capable franchisees and ADs;

•	our success in replacing independent preparers with franchisees;

•	hiring, training, and retaining skilled managers and seasonal employees; and

•	expanding and improving the efficiency of our operations and systems.
In addition, our inability to provide current financial statements while we were in the process of restating our quarterly and annual financial statements impacted our ability to market and sell new franchises and affected our growth for the 2014 tax season.
There can be no assurance that any of our efforts will prove successful or that we will continue to achieve growth in revenues and profits.
The highly seasonal nature of our business presents a number of financial risks and operational challenges which, if we fail to meet, could materially affect our business.
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

•
accurate forecasting of revenues and expenses because we may have little or no time to respond to changes in competitive conditions, markets, pricing, and new product offerings by competitors, which could affect our position during the tax season;

•	disruptions in one tax season, including any customer dissatisfaction issues, may not be discovered until the following tax season; and

•	ensuring optimal uninterrupted operations during peak season.
If we experience significant business disruptions during the tax season or if we or our franchisees are unable to meet the challenges described above, we could experience a loss of business, which could have a material adverse effect on our business, financial condition, and results of operations.
Our future success will depend in part upon the continued services of our senior management, including our CEO, as well as our ability to attract and retain capable middle management.
Failure to maintain the continued services of senior management personnel or to attract and maintain capable middle management could have a material adverse effect on us. If our Chairman and CEO, John Hewitt, or other senior management were to leave the Company, it could be difficult to replace him or her, and our operations and ability to manage day-to-day aspects of our business as well as our ability to continue to grow our business may be materially adversely affected. Our future success will also depend in part upon our ability to attract and retain capable middle management, such as regional directors, consultants for franchised offices, training directors, tax advisors, and computer personnel, having the specific executive skills necessary to assist us and our franchisees. We face competition for personnel from numerous other entities, including competing tax return preparation firms, some of which have significantly greater resources than us.
Because we are not a financial institution, we can only facilitate the sale of financial products through our arrangements with financial institutions and other financial partners and, if these arrangements are terminated for any reason, we may not be able to replace them on acceptable terms or at all.
In the United States, 22% of our revenue during our 2014 fiscal year was directly derived from our facilitation of the sale of financial products provided to our customers by financial institutions and other lenders or providers, and we believe that percentage may grow in future tax seasons. Our tax return preparation business is also, to some extent, dependent on our ability to facilitate the sale of these products, because our customers are often attracted to our business by the expectation that these products will be available. Financial products that monetize future tax refunds are specialized financial products, and if our arrangements with the financial institutions and other partners that provide our tax settlement products were to terminate and we were unable to enter into an alternative relationship on acceptable terms, or at all, our financial results could be materially adversely affected. In addition, any changes in our contractual terms with these financial institutions and other partners that result in a reduction in our fee income, if not offset by customer growth associated with lower fees, could adversely affect our profitability. See "—Risks Related to Regulation of Our Industry—We may be unsuccessful in litigation that characterizes refund transfer products as loans, which could subject us to damages and additional regulation, and which could adversely affect our ability to offer tax settlement products and have a material adverse effect on our operations and financial results."
The loan products made available through non-bank lenders may be limited in scope, are dependent on the availability of financing, may be more expensive, and could subject us to greater risk of loss.
During recent tax seasons, we entered into a relationship with a non-bank lender to offer an ICA product to customers in a limited number of our offices. Because some tax settlement products such as ICAs are offered by third-party lenders that are not subject to federal banking law regulations, the products offered through these lenders may subject us to additional laws and regulation at the state level. These laws and regulations may make the offering of the products more expensive and may increase the cost of these products to our customers. Moreover, we do not expect ICAs to be available in all states due to certain regulatory restrictions. The ability to maintain and expand the program will depend on the availability of financing the lender must secure each year. The impact of this additional layer of regulation and the availability of funding may, therefore, limit our product offerings and adversely affect our profitability. Moreover, because we are continuing to work with the lenders to develop loan underwriting criteria for ICAs, these third parties may experience a higher rate of loss on these loans. We have agreed to repurchase delinquent loans in the ICA program in the past, and if we incur losses as a result of similar obligations in the future, they could adversely affect our results of operations. To the extent ICAs become a more significant product in our portfolio of tax settlement products, our risk of incurring losses due to these or similar repurchase obligations will also increase.

We face significant competition in the tax return preparation business and face a competitive threat from software providers and internet businesses that enable and encourage taxpayers to prepare their own tax returns.
The tax return preparation industry is characterized by intense competition. We compete with H&R Block and Jackson Hewitt, which are larger and more widely recognized than us, and with smaller independent tax return preparation services, small franchisors, regional tax return preparation businesses, accounting firms, and financial service institutions that prepare tax returns as part of their business. Additionally, many taxpayers in our target market prepare their own returns. The availability of these alternative options may reduce demand for our products and limit the fees our franchisees can charge, and competitors may develop or offer more attractive or lower cost products and services than ours, which could erode, our consumer base.
We also face increased competitive challenges from the online and software self-preparer market, including the FFA, a consortium of the IRS, online preparation services that provides free online tax return preparation, and assistance from volunteer organizations that prepare tax returns at no cost for low-income taxpayers. In addition, many of our direct competitors offer certain free online tax preparation and electronic filing options, and limited in-office promotions of free tax preparation services. Government tax authorities, volunteer organizations, and direct competitors may elect to expand free offerings in the future. Intense price competition, including offers of free service, could result in a loss of market share, lower revenues, or lower margins. Our ability to compete in the tax return preparation business depends on our product offerings, price for services, customer service, the specific site locations of our offices, local economic conditions, quality of on-site office management, the ability to file tax returns electronically with the IRS, and the availability of tax settlement products to our customers.
We rely on our own proprietary tax preparation software, and any difficulties in deploying or utilizing our software each tax season could adversely affect our business.
We have utilized our own tax preparation software, beginning with the 2007 tax season. However, tax changes made by the federal and state governments each year and changes in tax forms require us to make substantial changes to our software before the beginning of each tax season. Although we engage in extensive testing of our software before deploying it in our franchisees' tax preparation offices, any problems with the rollout of the new software each season could delay our franchisees' ability to file tax returns at the beginning of the tax season and could adversely affect our business.
Our online tax business will depend in the future on our ability to deploy our own software, and any further delays in deploying fully functional software could adversely affect our business.
Until 2004, we utilized software provided by a third party in order to offer online tax preparation. Our agreement with the third party expired in 2013, and they no longer support that product. We replaced the third-party online software with our NextGen software for the 2014 tax season, but the version we utilized for the 2014 tax season did not include all available IRS forms or permit state tax filing in all states. We expect to add additional functionality for the 2015 and subsequent tax seasons, but any limitations on functionality could adversely affect both customer retention and our ability to attract new customers.
Our Company-owned offices may not be as successful as our franchised offices.
Historically, almost all Liberty Tax offices have been owned by franchisees, and most of the Company-owned offices we have operated during a tax season have been offices previously operated by former franchisees. For the 2014 tax season, we operated a total of 216 Company-owned offices, including 56 kiosks in Walmart stores. Our Company-owned offices other than the Walmart kiosks tend to be less successful than our typical franchisee-owned offices because they often represent offices transitioned from a less successful franchisee. For this reason, we are not able to obtain the continuity of staffing in Company-owned offices that we expect to experience in our franchisee-owned offices. With respect to kiosks in retail stores such as Walmart, we sometimes view the opportunity to operate in retail stores as strategic with the understanding that a typical store-based kiosk does not generate the volume of tax returns or profitability that is experienced in a storefront location.
Our participation in ventures designed to take advantage of the Affordable Care Act may subject us to additional economic and regulatory risks.
During the 2014 tax season, we participated in limited programs designed to make information about health insurance options and access to health insurance enrollment opportunities available to our tax office customers. We intend to develop additional opportunities to make health insurance information and enrollment available to our customers during the 2015 and subsequent tax seasons. Some of these ventures have included and will include participation as the owner of new entities offering health insurance and receiving health insurance-related income. We cannot be certain that our participation in these ventures in order to provide additional services to our customers will be profitable, and any losses we incur as a consequence of these opportunities may have an adverse effect on our operating results. Moreover, the health insurance business is a complex regulatory environment, involving state-by-state laws and regulations in addition to federal legal requirements. Any failure by us or by any counterparties in our various health insurance related business arrangements to comply with applicable law and regulations could have an adverse effect on our business, and subject us and our franchisees to legal penalties.
Our failure to protect our intellectual property rights may harm our competitive position, and litigation to protect our intellectual property rights or defend against third-party allegations of infringement may be costly.
We regard our intellectual property as critical to the success of our business. Third parties may infringe or misappropriate our trademarks or other intellectual property rights, which could have a material adverse effect on our business, financial condition, or operating results. The actions we take to protect our trademarks and other proprietary rights may not be adequate. Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets, or determine the validity and scope of the proprietary rights of others. There are no assurances that we will be able to prevent infringement of our intellectual property rights or misappropriation of our proprietary information. Any infringement or misappropriation could harm any competitive advantage we currently derive or may derive from our proprietary rights. In addition, third parties may assert infringement claims against us. Any claims and any resulting litigation could subject us to significant liability for damages. An adverse determination in any litigation of this type could require us to design around a third party's patent or to license alternative technology from another party. Litigation is time-consuming and expensive to defend and could result in the diversion of our time and resources. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims.
Our business relies on technology systems and electronic communications, which, if disrupted, could significantly affect our business.
Our ability to file tax returns electronically and to facilitate tax settlement products depends on our ability to electronically communicate with all of our offices, the IRS, state tax agencies, and the financial institutions that provide the tax settlement products. Our electronic communications network is subject to disruptions of various magnitudes and durations. Any severe disruption of our network or electronic communications, especially during the tax season, could impair our ability to complete our customers' tax filings, to provide tax settlement products from financial institutions, or to maintain our operations, which, in turn, could have a material adverse effect on our business, financial condition, and results of operations.
We are dependent on our financing sources and any loss of financing could materially and adversely affect our operating results and our ability to expand our business.
We are dependent upon the continued availability of our credit facility, which consists of a term loan and a revolving loan, in order to fund our seasonal needs and for the further expansion of our business. Were we to default on our financing or otherwise lose access to our sources of credit, our ability to provide financing to our franchisees would be significantly impaired and may result in certain offices closing if our franchisees are not able to secure alternative financing for their working capital needs. In addition, our ability to expand our business would be impaired. We may need to obtain new credit arrangements and other sources of financing to continue to provide financing to our franchisees, to meet future obligations, and to fund our future growth. Our ability to maintain or refinance our debt and fund other obligations depends on our successful financial and operating performance and the availability of funds from credit markets. There is no assurance that when our new credit facility matures in 2017, we will be able to renew or refinance our debt or enter into new credit arrangements on terms similar to those of our existing loans.
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
Our credit facility also contains customary affirmative and negative covenants, including limitations on indebtedness; limitations on liens and negative pledges; delivery of financial statements and other information requirements; limitations on investments, loans, and acquisitions; limitations on mergers, consolidations, liquidations, and dissolutions; limitations on sales of assets; limitations on certain restricted payments; and limitations on transactions with affiliates; among others. Our credit facility also includes change of control provisions that may result in our obligations under that facility accelerating if certain change of control events were to occur, including if John Hewitt, our Chairman and CEO, ceases to control our Company.
A breach of any of these covenants, tests, or mandatory payments could limit our ability to borrow funds under the revolving loan or result in a default under our loans. In addition, these covenants may prevent us from incurring additional indebtedness to expand our operations and execute our business strategy, including making acquisitions. We may also from time to time seek to refinance all or a portion of our debt or incur additional debt in the future. Any such future debt or other contracts could contain covenants more restrictive than those in our existing credit facility. Our ability to comply with the covenants, tests, or mandatory payments in our credit facility may be affected by events beyond our control, including prevailing economic, financial, and industry conditions or our ability to make tax settlement products available to our customers. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Overview of factors affecting our liquidity—Credit facility."
We are dependent on the timing of the tax filing season, and disruptions in the opening of the tax season may have a material adverse affect on our results of operations and liquidity.
Historically, the federal tax filing season has begun in mid-January, and both we and our franchisees have begun to prepare tax returns in early January with the ability to electronically file those returns beginning in mid-January. For both the 2013 and 2014 tax seasons, the IRS postponed the first date on which it generally accepts electronic filings until the end of January, and in 2013, also delayed the availability of a significant number of tax forms. These delays at the beginning of the tax season were also replicated at the state level in 2013, because of the reliance of states on tax forms that are dependent upon or subject to changes in federal tax forms. The change in the start of the 2013 and 2014 tax filing seasons materially affected our revenue during the fiscal quarter ending January 31 of both years, and also required us to engage in additional borrowing to support both our operations and those of our franchisees because of the delay in receipt of revenue associated with tax filings. Substantial delays in the opening of the tax filing season in future years would be likely to have an adverse affect on our revenue and liquidity,
Our floating rate debt financing exposes us to interest rate risk.
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
We have been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation arising in connection with our various business activities. Adverse outcomes related to litigation could result in substantial damages and could cause our net income to decline or may require us to alter our business operations. Negative public opinion can also result from our actual or alleged conduct in such claims, possibly damaging our reputation, which could negatively impact our financial performance and could cause the value of our stock to decline. See "Item 3—Legal Proceedings."
If we fail to protect or fail to comply with laws and regulations related to our customers' personal information, we may face significant fines, penalties, or damages and our brand and reputation may be harmed.
Privacy concerns relating to the disclosure of consumer financial information have drawn increased attention from federal and state governments in the United States. The IRS generally prohibits the use or disclosure by tax return preparers of taxpayers' information without the prior written consent of the taxpayer. In addition, the Gramm-Leach-Bliley Act and other Federal Trade Commission ("FTC") regulations require financial service providers, including tax return preparers, to adopt and disclose consumer privacy policies and provide consumers with a reasonable opportunity to opt out of having personal information disclosed to unaffiliated third parties for advertising purposes. We and our franchisees manage highly sensitive client information in our operations, and although we have established security procedures to protect against identity theft and require our franchisees to do the same, a cyber security incident resulting in breaches of our customers' privacy may occur. If the measures we have taken prove to be insufficient or inadequate or if our franchisees fail to meet their obligations in this area, we and our franchisees may become subject to litigation or administrative sanctions, which could result in significant fines, penalties, or damages and harm to our brand and reputation, which in turn could negatively impact our ability to retain our customers. Moreover, although we have some insurance that may defray the cost, the cost of remediating any breach resulting from a cybersecurity incident or otherwise would likely be substantial. Furthermore, we may be required to invest additional resources to protect us against damages caused by these actual or perceived disruptions or security breaches in the future. We could also suffer harm to our reputation from a security breach or inappropriate disclosure of customer information. Changes in these federal and state regulatory requirements could result in more stringent requirements and could result in a need to change business practices, including how information is disclosed. These changes could have a material adverse effect on our business, financial condition, and results of operations.
If we and our franchisees are unable to attract and retain qualified employees, our financial performance could be materially adversely affected.
Both we and our franchisees depend on the ability to hire a substantial number of seasonal employees for each tax season. We require seasonal employees in order to staff our franchises and customer call centers and Company-owned offices, and our franchisees require employees to implement marketing programs, to act as tax preparers, and to otherwise staff their offices. The ability of our franchisees and us to meet our labor needs is subject to many external factors, including competition for qualified personnel, unemployment levels in each of the markets in which we have offices, prevailing wage rates, minimum wage laws, and workplace regulation. Our franchisees require a substantial number of employees who are willing to become trained as tax preparers, and who have the ability to engage in temporary, seasonal employment. Moreover, in addition to our seasonal employees, we hire a substantial number of full-time employees who are required to have the technical skills necessary to participate in software development, database management, and other highly technical tasks. If we and our franchisees are not able to hire a sufficient supply of qualified seasonal employees, or if we are not able to secure employees with the technical skills we require for other purposes, our ability to serve our customers in our offices, to deploy our marketing programs, and to maintain the services that our franchisees require may be compromised and have a material adverse effect on our business.
An increase in the minimum wage may adversely affect the operations of our franchisees.
Many of the seasonal employees hired by our franchisees for each tax season receive compensation at or near the minimum wage. If our franchisees experience increases in payroll expenses as a result of government-mandated increases in the minimum wage, such as some of the state and local minimum wage increases recently adopted, their costs of operation may increase at a rate greater than their ability to raise the prices of the services they offer. If this occurs, our franchisees may not be able to maintain seasonal employment at levels that will provide an optimal level of customer service and marketing support, their marketing and advertising programs may be less effective, and their results of operations may be adversely affected, which could, in turn, adversely affect our results of operations.
If credit market volatility affects our financial partners or franchisees, our business and financial performance could be adversely affected.
In recent years, the credit markets experienced unprecedented volatility and disruption, causing many lenders and institutional investors to cease providing funding to even the most creditworthy borrowers or to other financial institutions. If additional credit market volatility prevents our financial partners from providing tax settlement products to our customers, limits the products offered, or results in us having to incur further financial obligations to support our financial partners, our revenues or profitability could decline. The cost and availability of funds has also adversely impacted our franchisees' ability to grow and operate their businesses, which could cause our revenues or profitability to decline. In addition, future disruptions in the credit markets could adversely affect our ability to sell territories to new or existing franchisees, causing our revenues or profitability to decline.
Because the tax season is relatively short and straddles two quarters, our quarterly results may not be indicative of our performance.
We experience quarterly variations in revenues and operating income as a result of many factors, including the highly seasonal nature of the tax return preparation business, the timing of off-season activities, and the hiring of personnel. Due to the foregoing factors, our quarter-to-quarter results vary significantly. In addition, because our peak period straddles the third and fourth quarters, any delay or acceleration in the number of tax returns processed in January may make our year-to-year quarterly comparisons not as meaningful as year-to-year tax season comparisons. To the extent our quarterly results vary significantly from year to year, our stock value may be subject to significant volatility.
Risks Related to Our Franchise Business
Our success is tied to the growth and operations of our franchises, and their operations could adversely affect our business.
Our financial success depends on our franchisees and the manner in which they operate and develop their offices. We do not exercise direct control over the day-to-day operations of our franchises, and our franchisees may not operate their offices in a manner consistent with our philosophy and standards and may not increase the level of revenues generated compared to prior tax seasons. Our growth and revenues may, therefore, be adversely affected. There can be no assurance that the training programs and quality control procedures we have established will be effective in enabling franchisees to run profitable tax preparation businesses or that we will be able to identify problems or take corrective action quickly enough. In addition, failure by a franchisee to provide service at acceptable levels may result in adverse publicity that can materially adversely affect our reputation and ability to compete in the market in which the franchisee is located.
If our franchisees fail to open offices in new territories or if they are not successful in operating their new offices, our franchise-related revenue and results of operation will be adversely affected.
Each year, we anticipate adding offices to our franchise system but the opening of these offices depends on the purchase of additional territories by our franchisees and on the opening of offices in territories previously purchased and newly purchased. Many factors go into opening a new office, including obtaining a suitable office location, the availability of sufficient start-up capital, and the ability to recruit tax preparers and other personnel to work in new offices. If a significant number of offices that we expect to be open in a tax season fail to open, are delayed, or open in unsuitable locations or with insufficient personnel, the revenue we expect to receive from royalty payments and the repayment of indebtedness to us by our franchisees will be adversely affected. Because we utilize an almost exclusive franchise business model, we do not have the same flexibility to open new offices as our competitors who make greater use of Company-owned offices.
Our operating results may be adversely affected by the default of our franchisees and ADs on loans made by us or third parties.
We extend financing to certain franchisees for initial franchise fees as cash advances for their working capital needs and for other purposes. The financing is in the form of promissory notes payable to us. There can be no assurance that any franchisee will generate revenue sufficient to repay any amounts due nor is there any assurance that any franchisee will be able to repay any amounts due through other means. We also extend financing to ADs from time-to-time for a portion of their area development fees. At April 30, 2014, the aggregate amount due to us, including accrued interest, from franchisees and ADs for financing was $88.3 million, net of unrecognized revenue of $39.7 million, of which we considered $12.7 million to be impaired because the amounts due exceeded the fair value of the underlying franchise. Any failure by the franchisees and ADs to pay these amounts, if the amounts are not recoverable by us through other means, could have a material adverse effect on our financial performance.
Moreover, in some cases, we may be liable for office leases or other contractual obligations that have been assumed by purchasers of Company-owned offices and acquired tax practices. If the franchisees default on third-party obligations for which we continue to have liability, our operating results will be adversely affected.
We may be held responsible by third parties, regulators, or courts for the action of, or failure to act, by our franchisees and be exposed to possible fines, other liabilities, and bad publicity.
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
The support of our franchisees is critical for the success of our marketing programs and any new strategic initiatives we seek to undertake. While we can mandate certain strategic initiatives through enforcement of our franchise agreements, we need the active support of our franchisees if the implementation of our marketing programs and strategic initiatives is to be successful. Although certain actions are required of our franchisees under the franchise agreements, there can be no assurance that our franchisees will continue to support our marketing programs and strategic initiatives. The failure of our franchisees to support our marketing programs and strategic initiatives would adversely affect our ability to implement our business strategy and could have a material adverse effect on our business, financial condition, and results of operations.
Risks Related to Regulation of Our Industry
Federal and state regulators may impose new regulations on non-loan tax settlement products that would make those products more expensive for us to offer or more difficult for our customers to obtain.
Consumer advocacy organizations and some government officials have asserted that non-loan tax settlement products, such as the refund transfer products we offer, should be treated as loan products or otherwise be more heavily regulated. These groups assert that refund transfer products and similar products are loans because most customers complete the payment for their tax preparation and related fees at the time their refund is disbursed, and therefore, the customer has received an extension of credit because of a purported deferral of the tax preparation fees until the refund is received. We are subject to a judgment in the State of California that treats refund transfer product products that we provide in that state as if they were extensions of credit. In addition, certain litigation discussed below involving us and others in the tax industry include claims that refund transfer products and similar products constitute loans or extensions of credit. If other state or federal courts or agencies successfully require us to treat refund transfer products as if they are loans or extensions of credit, we may be subject to the cost of additional regulation, including disclosure requirements that could reduce the demand for these products by potential customers and may be subject to limitations on our ability to offer these products, which could materially adversely affect our operations. See "Item 3—Legal Proceedings" and "Item 1—Business—Regulation—Potential regulation of refund transfer products or treatment of refund transfer products as loans or extensions of credit."
We may be unsuccessful in litigation that characterizes refund transfer products as loans, which could subject us to damages and additional regulation, and which could adversely affect our ability to offer tax settlement products and have a material adverse effect on our operations and financial results.
We were sued in November 2011 in four states, and additional lawsuits have been filed in five other states since the initial filings. These cases have now been consolidated before a single judge in federal court in the Northern District of Illinois. The consolidated complaint alleges violations of state-specific refund anticipation loan and other consumer statutes alleging that a refund transfer product represents a form of refund anticipation loan because the taxpayer is "loaned" the tax preparation fee, and that a refund transfer product is, therefore, subject to federal truth-in-lending disclosure and state law requirements regulating refund anticipation loans. We are aware that virtually identical lawsuits have been filed against three of our competitors.
Although this litigation is at an early stage, and no resolution is expected in the near term, we may be subject to damages in the case, which purports to be a class action lawsuit. These damages could be based on fees charged to prior customers, and could be substantial if we are not able to recover those damages from our financial product partners who designed the refund transfer product programs and related disclosures. Moreover, if we are unsuccessful in this case, we may also become subject to existing state regulations governing refund anticipation loans (in the states that have such regulations) and the costs of additional regulation, including disclosure requirements, and we may be subject to limitations on our ability to offer these products. These additional disclosure requirements could reduce the demand for these products by potential customers, and the possible application of state lending and other refund anticipation loan-related statutes and regulations might adversely affect our fee income to the extent those statutes or regulations impose limitations on fees that we now charge in connection with refund transfer products. If it becomes more difficult for us and our franchisees to offer these products to taxpayers, or if we are subject to damages in this litigation, it could materially and adversely affect our operations and financial results. See "Item 1—Business—Regulation—Potential regulation of refund transfer products or treatment of refund transfer products as loans or extensions of credit."
The failure by us, our franchisees, the financial institutions, and other lenders that provide tax settlement products to our customers through us and our franchisees, to comply with legal and regulatory requirements, including with respect to tax return preparation or tax settlement products, could result in substantial sanctions against us or require changes to our business practices that could harm our profitability and reputation.
Our tax return preparation business, including our franchise operations and facilitation of tax settlement products, are subject to extensive regulation and oversight in the United States by the IRS, the FTC, and by federal and state regulatory and law enforcement agencies and similar entities in Canada. The profitability of our future operations will, therefore, depend in large part on our continued ability to comply with federal and state franchise regulations, and in Canada, on our continued ability to comply with Canadian and provincial franchise regulations. If governmental agencies with jurisdiction over our operations were to conclude that our business practices, the practices of our franchisees, or those of financial institutions and other lenders with which we conduct our business violate applicable laws, we could become subject to sanctions that could have a material adverse effect on our business, financial condition, and results of operations. These sanctions may include, without limitation:

•	civil monetary damages and penalties,

•	criminal penalties, and

•	injunctions or other restrictions on the manner in which we conduct our business.
In addition, the financial institutions and other providers of tax settlement products to our customers are also subject to significant regulation and oversight by federal and state regulators, including banking regulators. The failure of these providers to comply with the regulatory requirements of federal and state government regulatory bodies, including banking and consumer protection laws, could affect their ability to continue to provide tax settlement products to our customers, which could have a material adverse effect on our business, financial condition, and results of operations.
Our customers' inability to obtain tax settlement products through our tax return preparation offices could cause our revenues or profitability to decline. We also may be required to change business practices, which could alter the way tax settlement products are facilitated and could cause our revenues or profitability to decline.
Federal and state legislators and regulators have increasingly taken an active role in regulating tax settlement products and, because our ability to offer these products in future tax seasons may be limited, demand for our services may be reduced, we may be exposed to additional credit risk, and our business may be harmed.
From time to time, government officials at the federal and state levels introduce and enact legislation and regulations proposing to regulate or prevent the facilitation of refund-based loans and other tax settlement products and take other actions that have the effect of restricting the availability of these products. Certain of the proposed legislation, regulations, and activities could increase costs to us, our franchisees, the financial institutions, and other parties that provide our tax settlement products or could negatively impact or eliminate the ability of financial institutions to provide or facilitate tax settlement products through tax return preparation offices.
The financial institutions that provide or otherwise facilitate tax settlement products are subject to significant regulation and oversight by federal and state regulators, including banking regulators. In December 2011, Republic Bank, the last bank continuing to offer refund anticipation loans in any significant number, reached a settlement with the FDIC that required Republic Bank to cease to offer refund anticipation loans after the 2012 tax season. For this reason, any refund-related loans (such as the ICA) made available to our customers are offered by non-bank lenders.
In August 2010, the IRS announced that, starting in 2011, it would no longer provide tax preparers or refund anticipation loan providers with the Debt Indicator ("DI"), which was used by financial institutions to determine whether to extend credit to a taxpayer in connection with the facilitation of a refund anticipation loan. In eliminating the DI, the IRS no longer discloses to financial institutions or tax preparers if a taxpayer owes the federal government any money that will be deducted from the taxpayer's expected income tax refund. The unavailability of the DI subjects a lender that originates refund-related loans to additional risks because those loans are more difficult for a lender to underwrite.
Even if we continue to develop relationships that allow our customers to obtain refund-related loans through non-bank lenders, the laws and regulations that apply to those lenders and us may make these products more expensive to offer or limit their availability to our customers. The loss of the DI has caused approval rates and loan amounts to be lower than in prior tax seasons, and lenders may issue ICAs and similar products that have a greater probability of not being repaid. We may experience a loss of customers because of this change, and to the extent our arrangements with financial institutions impose any of the risk of customer defaults upon us, our profitability may be reduced. In addition, many states have statutes regulating through licensing and other requirements the activities of brokering loans and providing credit services to consumers as well as payday loan laws and local usury laws. Some state regulators are interpreting these laws in a manner that could adversely affect the manner in which tax settlement products are facilitated, or permitted, or result in fines or penalties to us or our franchisees. Some states are introducing and enacting legislation that would seek to directly apply such laws to the facilitators of refund-based loans. Additional states may interpret these laws in a manner that is adverse to how we currently conduct our business or how we have conducted our business in the past, and we may be required to change business practices or otherwise comply with these statutes and could be subject to fines, penalties, or other payments related to past conduct.
If our financial product service providers become unable or unwilling to enable us to offer refund transfer products, we may be unable to offer tax settlement products to our customers.
Our ability to offer refund transfer products (as well as other tax settlement products that require the creation of a customer bank account) is dependent on the ability and willingness of our financial product service providers to make available to our customers the bank accounts into which their tax refunds are deposited. If any of the federal or state regulatory authorities with the power to regulate these service providers prevents or makes it more difficult for our service providers to make these bank accounts available to our customers or if the service providers determine that they no longer wish to participate in these transactions, we may be unable to find alternative service providers that will be willing to provide the required number of bank accounts to our customers. In 2012, we terminated our relationship with Republic Bank, which provided 78% of our refund transfer product products during the 2012 tax season. We were able to replace that capacity in 2013 with our service providers but if we are unable to make bank accounts available for refund transfer products, we will not be able to enable our customers to utilize these accounts for the direct deposit of their federal and state tax returns, which would materially affect our ability to offer tax settlement products to those customers.
Legislative and regulatory reforms may have a significant impact on our business, results of operations, and financial condition.
In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Reform Act"), which contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets, was signed into law. The full impact of the Reform Act is difficult to assess because many provisions require federal agencies to adopt regulations implementing provisions of the Reform Act. In addition, the Reform Act mandates multiple studies, which could result in additional legislative or regulatory action. The Reform Act as well as other legislative and regulatory changes could adversely affect our businesses. There is particular risk associated with the establishment of the Consumer Financial Protection Bureau ("CFPB") with broad authority to implement new consumer protection regulations. For example, the CFPB may pursue initiatives that negatively impact our ability and the ability of others we contract with to offer tax settlement products.
The effect of the Reform Act on our business and operations could be significant, depending upon final implementation of regulations, the initiatives pursued by the CFPB, the actions of our competitors, and the behavior of other marketplace participants. Moreover, the Reform Act expanded the authority of state regulators to enforce and promulgate consumer protection laws and regulations, and this expansion of state authority may result in new and broader consumer protection requirements that might be more comprehensive than those at the federal level. In addition, we may be required to invest significant management time and resources to address the various provisions of the Reform Act and the numerous regulations that are required to be issued under it. The Reform Act and any related federal or state legislation or regulations could have a material adverse effect on our business, results of operations, and financial condition.
Increased regulation of tax return preparers could make it more difficult to find qualified tax preparers and could harm our business.
From time to time, the federal government and various states consider regulations regarding the education, testing, licensing, certification, and registration of tax return preparers. Although the IRS’ effort to implement a new model for tax return preparer regulation has been declared invalid by a federal appeals court, Congressional action authorizing mandatory regulation may be adopted in the future, and various states have begun to fill the void created by the absence of federal tax return preparer regulation by proposing new or enhanced regulatory requirements at the state level. Although we believe that our training for preparers already exceeds the requirements the IRS had proposed and that states have adopted or have proposed, regulation of tax return preparers could impact our ability to find an adequate number of tax return preparers to meet the demands of our customers and impose additional costs on us and our franchisees to train tax return preparers, which could cause our revenues and profitability to decline.

Risks Related to Changes in Tax Laws and Regulations
Because demand for our products is related to the complexity of tax return preparation and the frequency of tax law changes, government initiatives that simplify tax return preparation, reduce the need for a third-party tax return preparer, or lower the number of returns required to be filed may decrease demand for our services and financial products.
Many taxpayers seek assistance from paid tax return preparers such as Liberty Tax Service because of the level of complexity involved in tax return preparation and filing and frequent changes in the tax laws. From time to time politicians and government officials propose measures seeking to simplify the preparation and filing of tax returns. The passage of any measures that significantly simplify tax return preparation or reduce the need for third-party tax return preparers may be highly detrimental to our business. In addition, any changes or other initiatives that result in a decrease in the number of tax returns filed or reduce the size of tax refunds could reduce demand for our products and services causing our revenues or profitability to decline.
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
The enactment of tax legislation occurring late in the calendar year could result in the beginning of tax filing season being delayed or make it difficult for us to make necessary changes on a timely basis to the software used by our franchisees to prepare tax returns. Any such delays could impact our revenues and profitability in any given year.
Proposals to make fundamental changes in the way tax refunds are processed or to impose price limitations on tax preparation, if enacted, could result in substantial losses of customers and other risks.
Some regulators have suggested that it would be appropriate to allow taxpayers to "split" their tax refunds, in a manner that would separate the payment of tax preparation fees from the balance of a customer's refund. In describing these proposals, some advocates have called for a cap on tax preparation fees that would adversely affect the ability of tax preparers to charge market prices for tax services and could reduce income to our franchisees, and therefore, to us.
There can be no assurance that these proposals will be enacted at all or in their present form but if enacted, our growth and revenues could be adversely affected.
Our participation in government programs designed to speed access to tax refunds may result in customer loss when the IRS fails to perform.
The IRS has responded to the increase in electronic filing by developing programs designed to reduce a taxpayer's wait to receive a tax refund. In the past, we participated in some programs offered by the IRS that did not perform as expected, resulting in significant delays in processing refunds for some of our customers. Although we continue to seek to give our customers quicker access to their refunds, doing so involves the risk of customer dissatisfaction and injury to our reputation in the market if the IRS fails to perform, which is outside our control.
Risks Related to Our Class A Common Stock
We are controlled by our Chairman and Chief Executive Officer, whose interests in our business may be different from those of our stockholders.
John Hewitt, our Chairman and Chief Executive Officer, currently owns all outstanding shares of our Class B common stock. Our Class B common stock has the power to elect, voting as a separate class, the minimum number of directors that constitute a majority of the Board of Directors. As a result, Mr. Hewitt will, for the foreseeable future, have significant influence over our management and affairs, given the Board's authority to appoint or replace our senior management, cause us to issue additional shares of our Class A common stock or repurchase Class A common stock, declare dividends, or take other actions. Mr. Hewitt may make decisions regarding our Company and business that are opposed to other stockholders' interests or with which they disagree. Mr. Hewitt's ability to elect a majority of the Board of Directors may also delay or prevent a change of control of us, even if that change of control would benefit our stockholders, which could deprive an investor of the opportunity to receive a premium for your Class A common stock. The power to elect a majority of the directors may adversely affect the value of our Class A common stock due to investors' perception that conflicts of interest may exist or arise. To the extent that the interests of our other stockholders are harmed by the actions of Mr. Hewitt, the price of our Class A common stock may be harmed. For information regarding the ownership of our outstanding stock, please see the section titled "Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."
Because we are not required to comply with certain NASDAQ corporate governance requirements, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NASDAQ.
Because Mr. Hewitt owns all of the outstanding shares of our Class B common stock, and therefore, has the ability to elect a majority of our directors, we have elected to be a "controlled company" for the purposes of the NASDAQ listing requirements. As such, we are exempt from certain corporate governance requirements, including the requirements that our Board of Directors be comprised of a majority of directors who are independent under NASDAQ rules and that we have nominating and compensation committees with members meeting the NASDAQ independence requirements. We currently are voluntarily complying with the NASDAQ's corporate governance standards but may choose not to in the future. If we choose not to comply with certain of the requirements, our Board of Directors may have more directors who do not meet the NASDAQ independence standards than they would if those standards were to apply. We may also elect not to maintain formal nominating/corporate governance and compensation committees or, if we maintain those committees, they may not be comprised of independent directors. In such circumstances, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NASDAQ, and circumstances may occur in which the interests of Mr. Hewitt could conflict with the interests of our other stockholders.
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
Furthermore, the capital markets experience extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political, and market conditions such as recessions, interest rate changes, or international currency fluctuations may negatively impact our stock price. Trading price fluctuations may also make it more difficult for us to use our Class A common stock as a means to make acquisitions or to use options to purchase our Class A common stock to attract and retain employees. If our stock price does not exceed the price at which stockholders acquired their shares, investors may not realize any return on their investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could materially adversely affect our business, results of operations, and financial position.
A significant portion of our outstanding shares of Class A common stock may be sold into the market, which could adversely affect our stock price.
Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time, subject to certain securities law restrictions. Sales of shares of our Class A common stock or the perception in the market that the holders of a large number of shares of Class A common stock intend to sell shares could reduce our stock price. As of June 19, 2014, we have outstanding 11,643,767 shares of Class A common stock and 900,000 shares of Class B common stock, which are convertible into shares of Class A common stock on a one-for-one basis, assuming no exercise of our outstanding options.
At June 19, 2014, we also have approximately 1.6 million shares of our Class A common stock reserved for issuance in connection with options and restricted stock units granted under our 1998 Stock Option Plan and the 2011 Equity and Cash Incentive Plan. These shares may also be freely sold in the public market upon issuance and once vested.
The trading in our Class A Common Stock is limited.
Because of the number of shares of our Class A common stock held by affiliates, the volume of typical trading in our stock on the NASDAQ Stock Market has been limited. This limitation on the liquidity of our stock may impede the ability of our stockholders to sell shares at the time they wish to sell them at a price that they consider reasonable or at all, and could reduce our stock price and impede our ability to acquire other companies using our shares as consideration.
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
As a company with public equity, we incur significant legal, accounting, and other expenses. In addition, the Sarbanes-Oxley Act as well as related rules implemented by the SEC and NASDAQ impose various requirements on companies with public equity. As a public company, we are required to:

•	prepare and distribute periodic public reports and other stockholder communications in compliance with our obligations under the federal securities laws and NASDAQ rules,

•	create or expand the roles and duties of our Board of Directors and committees of the Board of Directors,

•	institute more comprehensive financial reporting and disclosure compliance functions,

•	supplement our internal accounting and auditing function,

•	enhance and formalize closing procedures at the end of our accounting periods,

•	enhance our investor relations function,

•	establish new or enhanced internal policies, including those relating to disclosure controls and procedures, and

•	involve and retain to a greater degree outside counsel and accountants in the activities listed above.
Our management and other personnel have devoted a substantial amount of time to these compliance matters. Also, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly than would be the case for a private company. For example, these rules and regulations have made it more expensive for us to maintain director and officer liability insurance. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as our executive officers.
In addition, as a result of becoming a public company in 2012, we are now subject to financial reporting and other requirements including NASDAQ continued listing requirements that are burdensome and costly. Our failure to timely complete our analysis of these reporting requirements could adversely affect investor confidence in our Company and, as a result, the value of our common stock. Further, if we fail to implement these reporting requirements, our ability to report our results of operations on a timely and accurate basis could be impaired. In fact, in connection with restating our previously issued annual and quarterly consolidated financial statements, we recently were delinquent in filing our annual and quarterly reports. Consequently, we received two notices from NASDAQ in connection with the delinquent filings, and we may be subject to NASDAQ delisting procedures if we fail to gain compliance with the NASDAQ continued listing requirements.
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
We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act") enacted in April 2012, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"); the same reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements that smaller reporting companies are permitted to provide; and exemptions from the requirements of holding a nonbinding advisory stockholder vote on executive compensation, frequency of approval of executive compensation, and of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an emerging growth company may take advantage of the extended transition period provided in the Securities Act of 1933 (the "Securities Act") and the Securities Exchange Act of 1934 (the "Exchange Act") for complying with new or revised accounting standards. In other words, an emerging growth company may delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are electing to delay such adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result of this election, our financial statements may not be comparable to the financial statements of other public companies. We cannot predict whether investors will find our common stock less attractive because we will rely on these exemptions. We will remain an "emerging growth company" until the earliest of (i) the last day of the fiscal year during which we have total annual gross revenue of $1 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the sale by us of common equity securities pursuant to an effective registration statement under the Securities Act; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (iv) the date on which we are deemed to be a "large accelerated filer," as defined under the Exchange Act.
Although we may desire to pay dividends in the future, our financial condition, debt covenants, or Delaware law may prohibit us from doing so.
Although we may desire to pay cash dividends in the future, we have no obligation to do so and the payment of dividends will be at the discretion of our Board of Directors and will depend, among other things, on our earnings, capital requirements, and financial condition as well as our ability to dividend funds from our principal subsidiary under the terms of our credit facility. Our ability to pay dividends will be subject to compliance with financial covenants that are contained in our credit facility and may be restricted by any future indebtedness that we incur or issuances of preferred stock. In addition, applicable law requires that our Board of Directors determine that we have adequate surplus prior to the declaration of dividends. We cannot assure investors that we will pay dividends at any specific level or at all.

Anti-takeover provisions in our charter documents, Delaware law, and our credit facility could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management, and adversely affect the value of our Class A common stock.
Provisions in our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. We have two classes of common stock, one of which is entitled to elect a majority of our Board of Directors and is controlled by our Chairman and CEO as described above. Our second amended and restated certificate of incorporation and bylaws will also include provisions that:

•	authorize our Board of Directors to issue, without further action by the stockholders, up to approximately 3.0 million shares of undesignated preferred stock;

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
In addition, our credit facility contains covenants that may impede, discourage, or prevent a takeover of us. For instance, upon a change of control, we would default on our credit facility. As a result, a potential takeover may not occur unless sufficient funds are available to repay our outstanding debt.
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
Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
We own our corporate headquarters, located in three buildings, totaling approximately 70,000 square feet. Our principal executive office is located at 1716 Corporate Landing Parkway, Virginia Beach, Virginia 23454. We also own additional properties in Ohio, New York, Tennessee, and Virginia which are used as Company-owned offices or leased to franchisees. The remainder of our Company-owned offices are operated under leases. We believe that our offices are in good repair and sufficient to meet our present and anticipated future needs.
Item 3.    Legal Proceedings.
In the ordinary course of operations, the Company may become a party to legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on our business, financial condition, cash flows, or results of operations except as provided below.
ERC class action litigation.    The Company was sued in November 2011 in federal courts in Arkansas, California, Florida, and Illinois, and additional lawsuits were filed in federal courts in January 2012 in Maryland and North Carolina, in February 2012 in Wisconsin, and in May 2012 in New York and Minnesota. In April 2012, a motion to consolidate all of the then-pending cases before a single judge in federal court in the Northern District of Illinois was granted, and in June 2012, the plaintiffs filed a new complaint in the consolidated action. The consolidated complaint alleges that our refund transfer products formerly called electronic refund checks ("ERC") represent a form of refund anticipation loan ("RAL") because the taxpayer is "loaned" the tax preparation fee, and that the refund transfer product is, therefore, subject to federal truth-in-lending disclosure and state law requirements regulating RALs. The plaintiffs, therefore, allege violations of state-specific RAL and other consumer statutes. The lawsuit purports to be a class action, and the plaintiffs allege potential damages in excess of $5.0 million, but we may be able to recover any damages from the providers of the financial products that designed the programs and related disclosures. The Company is aware that virtually identical lawsuits have been filed against several of its competitors. The Company has not concluded that a loss related to this matter is probable, nor has the Company accrued a loss contingency related to this matter. The Company believes it has meritorious defenses to the claims in this case, and intends to defend the case vigorously, but there can be no assurances as to the outcome or the impact on the Company's consolidated financial position, results of operations, and cash flows. The case is at an early procedural stage.
TCPA class action litigation. The Company was sued in September 2013 in federal court in Illinois in connection with alleged violations of the Telephone Consumer Protection Act. Plaintiff alleges that the Company inappropriately made autodialed telephone calls to cellular telephones, seeks the certification of a nationwide class action, and claims statutory damages of $500-$1,500 per violation. The Company tendered the defense of this litigation to a third party entity that had contracted with the Company to solicit potential franchisees, and that third party entity has acknowledged its defense and indemnification obligations to the Company. However, because the third party contractor does not have the financial resources to satisfy its defense and indemnity obligations, the Company recently concluded that it cannot rely fully upon the fulfillment of those obligations. The Company has not concluded that a loss related to this matter is probable nor has the Company accrued a loss contingency related to this matter. The Company intends to defend the case vigorously, but there can be no assurances as to the outcome or the impact on the Company's consolidated financial position, results of operations, and cash flows. The case is at an early procedural stage.
The Company is also party to claims and lawsuits that are considered to be ordinary, routine litigation incidental to the business, including claims and lawsuits concerning the preparation of customers' income tax returns, the fees charged to customers for various products and services, relationships with franchisees, intellectual property disputes, employment matters, and contract disputes. Although the Company cannot provide assurance that it will ultimately prevail in each instance, the Company believes the amount, if any, it will be required to pay in the discharge of liabilities or settlements in these claims will not have a material adverse impact on its consolidated results of operations or financial position.
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Market and Stock Information
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

	2014		2013
	Sales Price		Sales Price
	High	Low	High		Low
First Quarter	$19.42	$15.90	$14.99	(1)	$10.00	(1)
Second Quarter	20.99	16.28	15.50		8.85
Third Quarter	26.78	18.93	16.35		12.99
Fourth Quarter	28.00	23.88	17.50		14.48
_______________________________________________________________________________
(1) Represents the period from June 14, 2012, the date on which we began to be traded on the over-the-counter bulletin board, through the end of the quarter on July 31, 2012.
As of April 30, 2014, our stockholders' equity consisted of the following: 12.4 million shares of Class A common stock, 900,000 shares of Class B common stock, and 10 shares of special voting preferred stock. We treat as common stock equivalents exchangeable shares that may be exchanged for 1,000,000 shares of Class A common stock. As of April 30, 2014, options to acquire 1.9 million shares of Class A common stock were outstanding, 1.5 million of which were immediately exercisable.
Holders of Record
As of June 19, 2014, we had approximately 206 registered record holders of our Class A common stock and one holder of our Class B common stock. The reported closing price of our Class A common stock on June 19, 2014 was $29.73. Wells Fargo Shareowner Services is the transfer agent and registrar for our Class A common stock. We have no established public trading market for our Class B common stock.
Dividends
We have never declared or paid a cash dividend on our common stock. Although we may pay cash dividends in the future, the payment of dividends will be at the discretion of our Board of Directors and will depend, among other things, on our earnings, capital requirements, and financial condition. Our ability to pay dividends will also be subject to compliance with financial covenants that are contained in our credit facility and may be restricted by any future indebtedness that we incur or issuances of preferred stock. In addition, applicable law requires our Board of Directors to determine that we have adequate surplus prior to the declaration of dividends. We cannot provide an assurance that we will pay dividends at any specific level or at all.

Share Repurchases
Our Board of Directors has approved $10 million of authorizations for share repurchases, a $5 million authorization was approved on August 29, 2012 and another $5 million authorization was approved on March 7, 2014. These authorizations have no specific expiration date and cash proceeds from stock option exercises increase the amount of the authorizations. Shares repurchased from option exercises that are net-share settled by us are not considered share repurchases under these authorizations. During the three months ended April 30, 2014, we repurchased shares through both open market purchases and through private transactions as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Remaining Maximum Value of Shares that may be Purchased Under the Plan
February 1 through February 28, 2014	—	$—	—	$3,055,088
March 1 through March 31, 2014	128,991	27.11	109,711	8,418,637
April 1 through April 30, 2014	161,873	27.24	80,213	8,414,849
Total	290,864	27.18	189,924
_______________________________________________________________________________

(1) During the three months ended April 30, 2014, 100,940 of the shares repurchased were associated with the exercise of stock options.

During fiscal 2014, we repurchased 538,110 shares of our Class A common stock as shown in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share
First quarter	51,327	$16.81
Second quarter	85,948	18.99
Third quarter	109,971	24.36
Fourth quarter	290,864	27.18
Total	538,110	24.31

On June 3, 2014, we repurchased 800,000 shares of our Class A common stock at $25.00 per share in a privately negotiated transaction with an affiliate.

Stock Performance Graph

The graph below compares the cumulative total return provided stockholders on the Company's Class A common stock relative to the cumulative total returns of the Russell 2000 index and the S&P Diversified Commercial & Professional Services index. Returns assume an initial investment of $100 at the market close on June 14, 2012, which was the first day our stock was traded on the over-the-counter bulletin board, and then for the periods ending April 30, 2013 and April 30, 2014. Dividends, if any, are assumed to have been reinvested.

Item 6.    Selected Financial Data.
The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 below and our Consolidated Financial Statements and related notes included in Item 15. We derived the consolidated statements of income data for the years ended April 30, 2014, 2013, and 2012 and the consolidated balance sheet data as of April 30, 2014 and 2013 from our audited consolidated financial statements included in Item 8. The consolidated statements of income data for the years ended April 30, 2011 and 2010 and the consolidated balance sheet data as of April 30, 2011 and 2010 are derived from our restated unaudited consolidated financial statements not included in this annual report. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Fiscal Years Ended and as of April 30,
	2014	2013	2012	2011	2010
	(amounts in thousands, except per share, franchisees, offices, per franchisee amounts, fee per tax return, and per office amounts)
Consolidated Statements of Income Data:
Revenue:
Franchise fees	$7,844	$8,721	$7,996	$8,780	$13,366
AD fees	6,680	7,699	6,702	6,335	6,476
Royalties and advertising fees	78,426	73,129	70,016	66,182	58,361
Financial Products	34,512	30,345	22,903	16,507	14,175
Tax preparation fees, net of discounts	14,295	10,148	7,026	4,789	5,982
Other revenue	17,939	17,571	16,582	15,343	14,225
Total revenue	159,696	147,613	131,225	117,936	112,585
Total operating expenses	(124,875)	(116,777)	(103,245)	(91,245)	(91,060)
Income from operations	34,821	30,836	27,980	26,691	21,525
Other income	(13)	—	4	75	3,468
Gain on sale of available-for-sale securities	2,183	—	—	—	—
Interest expense	(1,355)	(2,039)	(1,854)	(1,954)	(1,947)
Income before income taxes	35,636	28,797	26,130	24,812	23,046
Income tax expense	(13,654)	(11,170)	(9,747)	(10,142)	(8,657)
Net income	$21,982	$17,627	$16,383	$14,670	$14,389
Earnings per share of Class A common stock and Class B common stock
Basic	$1.57	$1.26	$1.17	$0.85	$0.99
Diluted	$1.51	$1.25	$1.16	$0.83	$0.95

Consolidated Balance Sheet Data:
Amounts due from franchisees and ADs less unrecognized revenue, net of allowances	$81,480	$85,658	$76,493	$68,196	$57,591
Property, equipment, and software, net	38,343	33,037	23,948	18,228	13,127
Total assets	198,763	169,530	152,196	116,093	102,081
Revolving credit facility	—	—	—	—	—
Long-term debt, including current installments	28,488	27,683	28,985	4,458	4,734
Total stockholders' equity	110,185	81,836	67,065	52,018	44,179

	Fiscal Years Ended and as of April 30,
	2014	2013	2012	2011	2010
	(amounts in thousands, except per share, franchisees, offices, per franchisee amounts, fee per tax return, and per office amounts)
Other Financial and Operational Data:
Adjusted EBITDA(1)	$46,697	$42,107	$36,517	$33,568	$34,928
Franchisees	2,104	2,211	2,098	1,941	1,901
Offices(2)	4,438	4,520	4,183	3,845	3,531
Average number of offices per franchisee	2.11	2.04	1.99	1.98	1.86
Tax returns processed in U.S. and Canadian offices	2,201	2,116	2,075	1,946	1,795
Net average fee per tax return processed(3)	$191	$180	$173	$174	$170
Systemwide revenue(4)	$421,200	$381,200	$359,100	$338,600	$304,300
Systemwide revenue per office(3)(4)	$94,908	$84,336	$85,847	$88,062	$86,180
Tax returns filed online	208	159	113	98	117

______________________________________________________________________________

(1) We define Adjusted EBITDA as net income plus provision for income taxes, interest expense, non-recurring (income) expense, depreciation and amortization, foreign currency transaction (gain) loss, and stock-based compensation. Please see "Adjusted EBITDA" below for more information and for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.
(2) We measure our number of offices per fiscal year based on franchised and Company-owned offices open at any point during the tax season.
(3) Systemwide revenue per office and the net average fee per tax return prepared reflect amounts for our franchised and Company-owned offices.
(4) Our systemwide revenue represents the total tax preparation revenue generated by our franchised and Company-owned offices. It does not represent our revenue because our franchise royalties are derived from the operations of our franchisees. Because we maintain an infrastructure to support systemwide operations, we consider growth in systemwide revenue to be an important measurement.

Adjusted EBITDA
To provide additional information regarding our financial results, we have disclosed in the table above and within this annual report Adjusted EBITDA. Adjusted EBITDA represents net income, before income taxes, interest expense, depreciation and amortization, and certain other items specified below. We have provided a reconciliation below of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure.
We have included Adjusted EBITDA in this annual report because we seek to manage our business to achieve higher levels of Adjusted EBITDA and to improve the level of Adjusted EBITDA as a percentage of revenue. In addition, it is a key basis upon which we assess the performance of our operations and management. We also use Adjusted EBITDA for business planning and the evaluation of acquisition opportunities. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons. We believe the presentation of Adjusted EBITDA enhances an overall understanding of the financial performance of and prospects for our business. Adjusted EBITDA is not a recognized financial measure under GAAP and may not be comparable to similarly titled measures used by other companies in our industry. Adjusted EBITDA should not be considered in isolation from or as an alternative to net income, operating income (loss), or any other performance measures derived in accordance with GAAP.

The following table presents a reconciliation of Adjusted EBITDA for each of the periods indicated.

	Fiscal Years Ended April 30,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Reconciliation of Adjusted EBITDA to Net Income:
Net income	$21,982	$17,627	$16,383	$14,670	$14,389
Interest expense	1,355	2,039	1,854	1,954	1,947
Income tax expense	13,654	11,170	9,747	10,142	8,657
Depreciation, amortization, and impairment charges	9,277	6,538	5,999	5,439	6,790
Loss on discontinued use of software	—	—	—	—	5,570
Foreign currency transaction (gain) loss	13	—	(4)	(75)	(1,014)
Net gain on available-for-sale securities	(2,183)	—	—	—	(2,454)
Executive severance, excluding stock-based compensation expense	514	—	—	—	—
Costs associated with postponed IPO	—	—	1,348	—	—
Restatement costs	907	—	—	—	—
Restructuring charge	—	425	—	—	—
Litigation settlements	(24)	187	(239)	(56)	43
Stock-based compensation expense (income) related to liability classified awards	(872)	2,625	—	—	—
Stock-based compensation expense	2,074	1,496	1,429	1,494	1,000
Adjusted EBITDA	$46,697	$42,107	$36,517	$33,568	$34,928

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We are one of the leading providers of tax preparation services in the United States and Canada. As measured by both the number of returns prepared and the number of retail offices, we are the third largest retail preparer of individual tax returns in the United States and the second largest retail preparer of individual tax returns in Canada. Our tax preparation services and related tax settlement products are offered primarily through franchised locations, although we operate a limited number of Company-owned offices each tax season. All of the offices are operated under the Liberty Tax Service brand.
From 2001 through 2014, we grew our number of tax offices from 508 to 4,438. See "Notes to Consolidated Financial Statements (1) Organization and Significant Accounting Policies" for a detail of the U.S. office activity and the number of Canadian and Company-owned offices for the years ended April 30, 2014, 2013, and 2012.
Approximately 58.2% of our revenue for fiscal year 2014 was derived from franchise fees, AD fees, royalties, and advertising fees, and for this reason, continued growth in and seasoning of our franchise locations is viewed by management as the key to our future performance.
Our revenue primarily consists of the following components:

•
Franchise Fees:    Our standard franchise fee per territory is $40,000, and we offer our franchisees flexible structures and financing options for franchise fees. Franchise fee revenue is recognized when our obligations to prepare the franchisee for operation are substantially complete and as cash is received.

•
AD Fees: Our fees for AD areas vary based on our assessment of the revenue potential of each AD area, and also depend on the performance of any existing franchisees within the AD area being sold. Our ADs generally receive 50% of franchise fees, royalties, and a portion of the interest income derived from territories located in their area. AD fees received are recognized as revenue on a straight-line basis over the initial contract term of each AD agreement, which has historically been ten years, with the cumulative amount of revenue recognized not to exceed the amount of cash received.

•	Royalties: Our franchise agreement requires franchisees to pay us a base royalty typically equal to 14% of the franchisee's tax preparation revenue, subject to certain specified minimums.

•
Advertising Fees:    Our franchise agreement requires all franchisees to pay us an advertising fee of 5% of the franchisee's tax preparation revenue, which we use primarily to fund collective advertising efforts.

•
Financial Products:    We offer two types of tax settlement financial products: refund transfer products, which involve providing a means by which a customer may receive his or her refund more quickly and conveniently, and refund-based loans. We earn fees from the sale of these financial products.

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

•	Tax Preparation Fees: We earn tax preparation fees directly from both the operation of Company-owned offices and providing tax preparation services through our online tax return products.
For purposes of this section and throughout this annual report, all references to "fiscal 2014," "fiscal 2013," and "fiscal 2012" refer to our fiscal years ended April 30, 2014, 2013, and 2012, respectively. For purposes of this section and throughout this annual report, all references to "year" or "years" are the respective fiscal year or years ended April 30 unless otherwise noted in this annual report, and all references to "tax season" refer to the period between January 1 and April 30 of the referenced year.

	Fiscal Years Ended and as of April 30,
	2014	2013	2012
	(amounts in thousands, except franchisees, per office amounts, and net average fees)
Results of Operations:
Total revenue	$159,696	$147,613	$131,225
Income from operations	$34,821	$30,836	$27,980
Net income	$21,982	$17,627	$16,383
Other Financial and Operational Data:
Number of U.S. franchisees	1,959	2,073	1,959
Number of Canadian franchisees	145	138	139
Number of franchisees	2,104	2,211	2,098

Number of tax returns processed in U.S. offices	1,890	1,805	1,790
Number of tax returns processed in Canadian offices	311	311	285
Number of tax returns filed online	208	159	113
Number of tax returns processed	2,409	2,275	2,188

Systemwide revenue from U.S. offices	$397,300	$358,000	$337,000
Systemwide revenue from Canadian offices	23,900	23,200	22,100
Systemwide revenue	$421,200	$381,200	$359,100

Number of refund transfer products funded	973	868	829
Average systemwide revenue per office (1)(2)	$94,908	$84,336	$85,847
Net average fee per tax return filed in U.S. and Canadian offices (1)	$191	$180	$173
Net average fee per tax return filed in U.S. offices (1)	$210	$198	$188
______________________________________________________________________________

(1) Systemwide revenue per office and the net average fee per tax return prepared reflect amounts for our franchised and Company-owned offices.
(2) Our systemwide revenue represents the total tax preparation revenue generated by our franchised and Company-owned offices. It does not represent our revenue because our franchise royalties are derived from the operations of our franchisees. Because we maintain an infrastructure to support systemwide operations, we consider growth in systemwide revenue to be an important measurement.

In evaluating our performance, management focuses on several metrics that we believe are key to our continued success:

•
Net growth in office locations.   The change in office locations from year to year is a function of the opening of new offices, offset by locations that our franchisees or we close. Opening new offices can be accomplished by the sale of new territories or the opening of offices in previously sold territories. In fiscal 2014, our franchisees opened 558 new offices in the U.S. compared to 596 such offices in fiscal 2013. For the 2014 tax season, we added fewer new franchisees than in prior seasons because the need to restate our consolidated financial statements prevented us from engaging in franchise sales activity for more than a month during our peak franchise sales season. We operated 45 fewer Company-owned offices in fiscal 2014 than in fiscal 2013, which was largely a consequence of a larger number of our Walmart kiosks being run by franchisees instead of as Company-owned offices. We operated 56 such kiosks in Walmart stores during the 2014 tax season as Company-owned offices as compared to 155 during the 2013 tax season. The net decrease in total offices of 82 reflects the fact that because of franchise terminations and other reasons, 566 offices that operated as U.S. franchises in the 2013 tax season were closed before the 2014 season.

We utilize our AD program to focus on areas with large underdeveloped groups of territories we believe would benefit from the dedicated sales attention that an AD brings to our franchise sales process. Although we intend to grow our franchise network through the sale of new AD areas, opportunities often arise to acquire underperforming AD areas or AD areas in mature markets at favorable terms, offering us better future profitability from the associated franchise locations.

•
Growth in the number of returns prepared.   We strive to provide our franchisees with the resources and training needed to grow their own revenue. One of the principal factors in that growth is growth in the number of returns prepared. We and our franchisees prepared a total of approximately 1.9 million returns in our U.S. offices in the 2014 tax season, which was an increase of (100)% from the 2013 tax season. Our new retail offices typically experience their most rapid growth during the first five years as they develop customer loyalty, operational experience and a referral base within their community. The seasoning of our U.S. offices shown in the following table highlights the relatively young age of our offices, with 2,222 offices of 4,438 operated during tax season 2014 having been operated for five or fewer years, including the 2014 tax season.

	Tax Season 2014 Office Age in Years
	1	2	3	4	5	6+	Total
United States
Franchised storefronts	290	319	407	295	380	1,898	3,589
Franchised kiosks	297	75	11	6	4	13	406
Total franchised offices	587	394	418	301	384	1,911	3,995

Company-owned storefronts	4	1	4	6	15	94	124
Company-owned kiosks	37	19	—	—	—	—	56
Total Company-owned offices	41	20	4	6	15	94	180
Total U.S. offices	628	414	422	307	399	2,005	4,175

Canada	2	13	13	14	10	211	263
Total Offices	630	427	435	321	409	2,216	4,438

•
Growth in systemwide revenue.   Systemwide revenue, a non-GAAP financial measure, includes sales by both Company-owned and franchised offices. We believe systemwide revenue data is useful in assessing consumer demand for our services and products, the overall success of the Liberty Tax brand and, ultimately, the performance of the Company. Our royalty revenue is computed as a percentage of sales made by our franchised offices, less certain deductions. Accordingly, sales by our franchisees have a direct effect on the Company's royalty revenue and profitability. In addition, our systemwide revenue reflects the size of the Liberty Tax system, and because the size of our franchise system drives our management and infrastructure needs, systemwide revenue data helps us assess those needs in comparison to other companies in our industry and other franchise operators.

Our systemwide revenue grew by 10.5% from fiscal 2013 to 2014 and 6.2% from fiscal 2012 to fiscal 2013. This increase in both years was the result of the continued seasoning of our offices. We experienced a 6.2% increase in average net fee per return from $180 in fiscal 2013 to $191 in fiscal 2014 as well as a 5.9% increase in number of tax returns processed from 2,275,000 in fiscal 2013 to 2,409,000 in fiscal 2014.

•
Number of Company-owned offices. For the 2014 and 2013 tax seasons, respectively, we operated a total of 216 and 261 Company-owned offices. Our Company-owned offices, including Walmart kiosks, tend to be less successful than franchised offices. For this reason, we continue to seek to minimize the number of Company-owned offices we operate each tax season. To the extent we succeed in this effort, we would expect tax preparation fees to decrease, but royalties and advertising fees to be favorably affected.

•
Growth in the number of tax settlement products obtained by U.S. customers.   The total percentage of our U.S. customers obtaining a refund transfer product increased to 51.5% during fiscal 2014 compared to 48.1% during fiscal 2013. During fiscal 2014, the share of refund transfer products funded through JTH Financial was 48.0% of the total refund transfer products utilized by our customers, compared to 51.2% in fiscal 2013. As we have demonstrated our ability to offer products through JTH Financial, we have been successful in obtaining more favorable terms from outside vendors. Each year we analyze available tax settlement product solutions to balance risk and maximize profit per product.

Results of Operations
Fiscal year 2014 compared to fiscal year 2013
Revenues.    The table below sets forth the components and changes in our revenue for the years ended April 30, 2014 and 2013.

	Fiscal Years Ended April 30,
			Change
	2014	2013	$	%
	(dollars in thousands)
Franchise fees	$7,844	$8,721	$(877)	(10)%
AD fees	6,680	7,699	(1,019)	(13)%
Royalties and advertising fees	78,426	73,129	5,297	7%
Financial products	34,512	30,345	4,167	14%
Interest income	14,231	13,848	383	3%
Tax preparation fees, net of discounts	14,295	10,148	4,147	41%
Other	3,708	3,723	(15)	—%
Total revenue	$159,696	$147,613	$12,083	8%
Our total revenues increased by $12.1 million, or 8%, in fiscal 2014 over fiscal 2013. This increase was primarily due to the following:

•	A $5.3 million increase in royalties and advertising fees driven by both an increase in the average net fee per tax return filed and the number of returns filed by our franchised offices.

•
A $4.2 million increase in financial products, reflecting the favorable terms we were able to negotiate with third party financial product vendors. An increase in the percentage of customers who obtained a financial product and an increase in the number of returns filed during fiscal 2014 as compared to fiscal 2013 also had an impact on the increase.

•
A $4.1 million increase in tax preparation fees, net of discounts during fiscal 2014 over fiscal 2013 due to an increase in the number of returns filed though our Company-owned offices as well as an increase in the number of online returns filed. The acquisition of certain assets of an online tax preparation software provider in the third quarter of fiscal 2014 favorably impacted the number of online returns filed.

These increases in revenue were partially offset by:

•
A $1.0 million decrease from fiscal 2013 to fiscal 2014 in AD fees. This decrease resulted primarily from the repurchase of several areas during fiscal 2014 and a decrease in cash received from the remaining ADs.

•
An $877 thousand decrease in franchise fees primarily attributable to a decrease in the number of franchise sales because we were unable to sell franchises for a portion of the second quarter of fiscal 2014. However, our fourth quarter franchise sales were up for fiscal 2014 over fourth quarter fiscal 2013 due to a large number of existing franchisee expansions during our spring selling season.

Operating expenses.    The following table details the amounts and changes in our operating expenses in and from fiscal 2014 and fiscal 2013.

	Fiscal Years Ended April 30,
			Change
	2014	2013	$	%
	(dollars in thousands)
Employee compensation and benefits	$38,399	$37,998	$401	1%
Selling, general, and administrative	34,756	31,212	3,544	11%
AD expense	27,319	25,736	1,583	6%
Advertising	15,124	15,293	(169)	(1)%
Depreciation, amortization, and impairment charges	9,277	6,538	2,739	42%
Total operating expenses	$124,875	$116,777	$8,098	7%
Our total operating expenses increased by $8.1 million, or 7%, in fiscal 2014 compared to fiscal 2013. The largest components of this increase were as follows:

•	A $3.5 million increase in selling, general, and administrative expenses during fiscal 2014 over fiscal 2013 caused primarily by the following:

◦	Non-recurring expenses of $907 thousand related to the restatement of our prior period financial statements incurred during fiscal 2014.

◦	An $867 thousand increase in professional fees during fiscal 2014 over fiscal 2013 caused predominantly by increases in costs related to our marketing initiatives in fiscal 2014.

◦	A $1.6 million increase in bad debt expense during fiscal 2014 over fiscal 2013 due to the increase in terminations during fiscal 2014.

•
A $2.7 million increase in depreciation, amortization, and impairment charges because we put a portion of our NextGen tax software into service during the third quarter of fiscal 2014 and incurred $1.3 million in depreciation expense. Also, we expensed $653 thousand more amortization during fiscal 2014 over fiscal 2013 related to the purchase of certain assets of online tax preparation software providers. Impairment charges increased by $644 thousand predominantly due to the reclassification of Company-owned offices to assets held for sale in the fourth quarter of fiscal 2014.

•	A $1.6 million increase in AD expense during fiscal 2014 over fiscal 2013 primarily related to an increase in royalty revenue generated by franchisees in AD areas.

Although total employee compensation and benefits only increased by $401 thousand during fiscal 2014 compared to fiscal 2013, stock-based compensation, a component of employee compensation and benefits, included $2.6 million in expense related to the classification of certain stock options as liability instruments in fiscal 2013 and the subsequent reclassification of those awards as equity instruments in fiscal 2014, resulting in a credit of $872 thousand. The remaining increase in employee compensation and benefits was primarily caused by the $3.3 million increase in salaries because of the increase in corporate employees required to run a growing and publicly traded company.
Income Taxes.    The following table sets forth certain information regarding our income taxes for the fiscal years ended April 30, 2014 and 2013.

	Fiscal Years Ended April 30,
			Change
	2014	2013	$	%
	(dollars in thousands)
Income before income taxes	$35,636	$28,797	$6,839	24%
Income tax expense	13,654	11,170	2,484	22%
Effective tax rate	38.3%	38.8%
The increase in our income tax expense from fiscal 2014 to fiscal 2013 relates primarily to the increase in taxable income partially offset by a decrease in our effective tax rate.

Net income.   Our net income increased by 25% in fiscal 2014 over fiscal 2013, reflecting an increase in operating income of 13%. Also, during fiscal 2014 we sold available-for-sale securities for a realized gain of $2.2 million, which is recorded in other income.
Fiscal year 2013 compared to fiscal year 2012
Revenues.    The table below sets forth the components and changes in our revenue for the years ended April 30, 2013 and 2012.

	Fiscal Years Ended April 30,
			Change
	2013	2012	$	%
	(dollars in thousands)
Franchise fees	$8,721	$7,996	$725	9%
AD fees	7,699	6,702	997	15%
Royalties and advertising fees	73,129	70,016	3,113	4%
Financial products	30,345	22,903	7,442	32%
Interest income	13,848	12,406	1,442	12%
Tax preparation fees, net of discounts	10,148	7,026	3,122	44%
Other	3,723	4,176	(453)	(11)%
Total revenue	$147,613	$131,225	$16,388	12%
Our total revenues increased by $16.4 million, or 12%, in fiscal 2013 over fiscal 2012 as explained further below:

•
The $7.4 million increase in financial products revenue was driven by the continuing growth of our subsidiary, JTH Financial, and the fact that we originated 56% of our customers' tax settlement products through this subsidiary in fiscal 2013 as compared to 21% in fiscal 2012.

•
The $3.1 million increase in tax preparation fees was due to the operation of 167 additional Company-owned offices in 2013 as compared to 2012 primarily in order to fulfill our obligations under our new Walmart relationship. We also experienced a 41% increase in the number of online returns prepared due in part to our acquisition of certain assets from an online provider. The incremental tax preparation fees attributable to that acquisition represented $1.4 million of the $3.1 million increase in tax preparation fees from fiscal 2012 to fiscal 2013.

•
The $3.1 million increase in royalties and advertising fees reflected the 6.2% increase in our systemwide revenue in fiscal 2013, which was attributable both to growth in the number of offices and increased productivity in the offices.

•
We also experienced a $1.4 million increase in our interest income in fiscal 2013, reflecting additional lending we made to our franchisees and ADs for the acquisition of territories and areas and to our franchisees for working capital purposes.

Operating expenses.    The following table details the amounts and changes in our operating expenses in and from fiscal 2013 and fiscal 2012.

	Fiscal Years Ended April 30,
			Change
	2013	2012	$	%
	(dollars in thousands)
Employee compensation and benefits	$37,998	$29,802	$8,196	28%
Selling, general, and administrative expenses	31,212	26,878	4,334	16%
AD expense	25,736	23,872	1,864	8%
Advertising expense	15,293	15,346	(53)	—%
Depreciation, amortization, and impairment charges	6,538	5,999	539	9%
Costs associated with postponed IPO	—	1,348	(1,348)	(100)%
Total operating expenses	$116,777	$103,245	$13,532	13%
Our total operating expenses increased by $13.5 million, or 13%, in fiscal 2013 compared to fiscal 2012. The largest components of this increase were as follows:

•
An $8.2 million increase in employee compensation and benefits attributable to the addition of corporate personnel to support the anticipated growth in the number of offices and our becoming a public company, the personnel hired to run 167 additional Company-owned offices. Also, we incurred a one-time $2.6 million charge to stock-based compensation expense as a result of the settlement of certain stock option transactions that triggered a change in the classification of the related outstanding stock options from an equity instrument to a liability instrument.

•	A $4.3 million increase in selling, general, and administrative expenses as a result of the following:

◦	A $1.7 million increase in rent and utility costs to support the increase in Company-owned offices.

◦
A $1.4 million increase in computer supply and software expense largely due to the increase in our online tax return volume causing our licensing fee for our online software to be $0.6 million higher and our expenses for subscriptions to software as a service related to the use of electronic signatures for customer documents increased because we implemented an electronic signature initiative.

◦	A $1.3 million increase in bad debt expense based on our assessment of the appropriate level of the allowance for doubtful accounts.

◦
A $0.6 million increase in travel expense for costs primarily related to attracting new franchisees, training existing and new franchisees, and travel to support the increased number of Company-owned offices.

◦
A $1.3 million increase in the cost of our refund transfer product programs as a result of the increase in the number of tax settlement products originated through JTH Financial in 2013 as compared to 2012.

These increases were partially offset by a decrease of $3.5 million because we restructured our financial products program for the 2013 tax season to eliminate a franchisee rebate on refund transfer products and because of a difference in our contract with the non-bank lender for the ICA program. For 2013, ICA program expenses are shown as a reduction in the related revenue instead of as an expense as in fiscal 2012.

•	A $1.9 million increase in AD expense primarily related to increases in franchise fee and royalty revenues generated in territories in AD areas.

•	The non-recurrence in fiscal 2013 of the $1.3 million in one-time costs associated with the postponed IPO that occurred in fiscal 2012 offset some of the increase in operating expenses.

Income Taxes. The following table sets forth certain information regarding our income taxes for the fiscal years ended April 30, 2013 and 2012.

	Fiscal Years Ended April 30,
			Change
	2013	2012	$	%
	(dollars in thousands)
Income before income taxes	$28,797	$26,130	$2,667	10%
Income tax expense	11,170	9,747	1,423	15%
Effective tax rate	38.8%	37.3%
The increase in our income tax expense from fiscal 2012 to fiscal 2013 relates not only to an increase in income, but also to an increase in our effective tax rate due to a decrease in allowable tax credits and an increase in our state tax rate.
Net income.    Our net income increased by 8% in fiscal 2013, reflecting an increase in operating income of 10% and a less favorable effective tax rate.
Liquidity and Capital Resources
Overview of factors affecting our liquidity
Seasonality of cash flow.    Our tax return preparation business is seasonal, and most of our revenues and cash flow are generated during the period from early February through April 30. Following each tax season, from May 1 through early February of the following year, we rely significantly on excess operating cash flow from the previous season, from cash payments made by franchisees and ADs who purchase new territories and areas prior to the next tax season, and on the use of our credit facility to fund our operating expenses and invest in the future growth of our business. Our business has historically generated a strong operating cash flow from operations on an annual basis. We devote a significant portion of our cash resources during the off season to finance the working capital needs of our franchisees. We have also incurred significant expenditures in the development of our NextGen tax software and anticipate spending approximately $6.0 million related to this project during fiscal 2015.
Credit facility.    On April 30, 2012, JTH Tax, Inc. entered into a credit facility that consists of a $25.0 million term loan and a $105.0 million revolving credit facility with an accordian feature permitting the Company to request an increase in availability of up to $70.0 million. The term loan amortizes on a quarterly basis and matures on April 30, 2017, and the revolving loan also expires on that date. On December 28, 2012, the Company utilized the accordion feature of the revolving loan, increasing the maximum borrowings under that portion of our credit facility by $38.4 million to $143.4 million. The outstanding borrowings on both loans accrue interest at an adjusted one month LIBOR rate plus a margin that varies from 1.50% to 2.25% depending on our leverage ratio. The interest rate at April 30, 2014 was 1.78%. This indebtedness is collateralized by substantially all of our assets, including the assets of our subsidiaries.
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

Franchisee lending and potential exposure to credit loss.    A substantial portion of our cash flow during the year is utilized to provide funding to our franchisees and ADs. At April 30, 2014, our total balance of loans to franchisees and ADs for working capital and equipment loans, representing cash we had advanced to the franchisees and ADs, was $13.7 million. In addition, at that date, our franchisees and ADs together owed us an additional $74.6 million, less unrecognized revenue of $39.7 million, for amounts representing the unpaid purchase price for franchise territories, or areas comprising clusters of territories, and other amounts owed to us for royalties and other amounts for which our franchisees and ADs had outstanding payment obligations.
Our actual exposure to potential credit loss associated with franchisee loans is less than the aggregate amount of those loans because a significant portion of those loans are to franchisees located within AD areas, where our AD is ultimately entitled to a substantial portion of the franchise fee and royalty revenues represented by some of these loans. For this reason, the amount of indebtedness of franchisees to us is effectively offset in part by our related payable obligation to ADs in respect of franchise fees and royalties. As of April 30, 2014, the total indebtedness of franchisees to us where the franchisee is located in an AD area was $58.1 million but $18.2 million of that total indebtedness represents amounts ultimately payable to ADs as their share of franchise fees and royalties.
Our franchisees make electronic return filings for their customers utilizing our facilities. Our franchise agreement allows us to obtain repayment of amounts due to us from our franchisees through an electronic fee intercept program before our franchisees receive the net proceeds from tax preparation and other fees they have charged to their customers on tax returns associated with tax settlement products. Therefore, we are able to minimize the nonpayment risk associated with amounts outstanding from franchisees by obtaining direct electronic payment in the ordinary course throughout the tax season. Our credit risk associated with amounts outstanding to ADs is also mitigated by our electronic fee intercept program, which enables us to obtain repayments of amounts that would otherwise flow through to ADs as their share of franchise fee and royalty payments, to the extent of an AD's indebtedness to us.
The unpaid amounts owed to us from our franchisees and ADs are collateralized by the underlying franchise or area and, when the franchise or area owner is an entity, are generally guaranteed by the owners of the respective entity. Accordingly, to the extent a franchisee or AD does not satisfy its payment obligations to us, we may repossess the underlying franchise or area in order to resell it in the future. At April 30, 2014, we had an investment in impaired accounts and notes receivable and related interest receivable of approximately $12.7 million. We consider accounts and notes receivable to be impaired if the amounts due exceed the fair value of the underlying franchise and estimate an allowance for doubtful accounts based on that excess. Amounts due include the recorded value of the accounts and notes receivable reduced by the allowance for uncollected interest, amounts due to ADs for their portion of franchisee receivables, any related unrecognized revenue and amounts owed to the franchisee or AD by us. In establishing the fair value of the underlying franchise, we consider net fees of open territories and the number of unopened territories. At April 30, 2014, our allowance for doubtful accounts for impaired accounts and notes receivable was $6.1 million. There were no significant concentrations of credit risk with any individual franchisee or AD as of April 30, 2014, and we believe that our allowance for doubtful accounts as of April 30, 2014 is adequate for our existing loss exposure. We closely monitor the performance of our franchisees and ADs, and will adjust our allowances as appropriate if we determine that the existing allowances are inadequate to cover estimated losses.
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
Sources and uses of cash
Operating activities
In fiscal 2014, we generated $15.0 million more cash from operating activities than in fiscal 2013. This increase was largely due to higher net income as well as increased cash payments from our franchisees driven by earlier IRS funding.
In fiscal 2013, we generated $8.0 million more cash from operating activities compared to fiscal 2012. This increase was largely attributable to higher financial product fee receipts because we originated more tax settlement products through JTH Financial in 2013 compared to 2012.

Investing activities
In fiscal 2014, we utilized $9.6 million less cash for investing activities compared to fiscal 2013. Some of the items that contributed to the decrease in cash usage were the sale of securities in fiscal 2014 generating proceeds of $5.2 million compared to the purchase of securities in 2013 for $3.0 million; a net decrease of $2.5 million in the amount of operating loans issued to franchisees, net of payments received from franchisees, in fiscal 2014 compared to fiscal 2013; and a $2.8 million reduction in the purchase of property and equipment in fiscal 2014 compared to fiscal 2013 primarily due to the purchase of a building in fiscal 2013. These decreases in cash usage for investing activities were partially offset by a $2.7 million increase in cash paid to purchase AD rights, Company-owned offices, and acquired customer lists and a decrease of $1.2 million in cash received from the sale of Company-owned offices and AD rights in fiscal 2014 compared to fiscal 2013.
In fiscal 2013, we utilized $2.7 million more in cash for investing activities compared to fiscal 2012. This increase was largely attributable to an increase of $3.0 million for the purchase of equity securities in a strategic business partner; an increase in purchases of property and equipment of $1.6 million, primarily attributable to an increase in software development costs related to our NextGen tax software and the purchase of a new corporate building; and an increase of $1.2 million in the acquisition of assets from franchisees and ADs. These uses of cash were offset partially by an increase of $1.9 million in the proceeds from the sale of customer lists and other assets, which was due to AD sales that occurred in 2013, but did not occur in 2012. Additionally, there was a $1.0 million equity investment in a software company that occurred in 2012 that did not recur in 2013.
Financing activities
In fiscal 2014, we utilized $3.4 million less cash for financing activities compared to fiscal 2013. This decrease in usage was predominantly caused by a $10.2 million increase in the proceeds received from the exercise of stock options net of repurchases of common stock of $6.6 million in fiscal 2014 over fiscal 2013.
In fiscal 2013, we generated $24.3 million less cash from financing activities compared to fiscal 2012 due to fiscal 2012 borrowings of $25.0 million of term debt on our credit facility that did not recur in 2013 and repurchasing $2.2 million more stock from our common stockholders in 2013 as compared to 2012. These factors were offset in part by receiving $3.1 million more in proceeds in 2013 related to the exercise of stock options driven by stock option expirations and a higher stock price.
Future cash needs and capital requirements
Operating cash flow needs.    We believe that our credit facility entered into on April 30, 2012 will be sufficient to support our cash flow needs for the foreseeable future.
The maximum balance of our revolving credit facility during fiscal 2014 was $117.9 million on February 10, 2014. By March 7, 2014, we were able to repay the entire balance of our revolving credit facility. At April 30, 2014, using the leverage ratio applicable under our loan covenants at the end of each fiscal year, our maximum unused borrowing capacity was $118.2 million.
Our credit facility also contains a requirement that we reduce the balance of our revolving loan to zero for a period of at least 45 consecutive days each fiscal year. However, because our term loan will remain outstanding during that 45 day period, and given our historic cash flow experience at the beginning and end of each fiscal year, we do not anticipate that the unavailability of our revolving loan during that 45 day period each fiscal year will adversely affect our cash flow. As of June 14, 2014, we had maintained a zero balance on our revolver for the required 45 days and thus have already met the requirement for fiscal 2015.
Several factors could affect our cash flow in future periods, including the following:

•	The extent to which we extend additional operating financing to our franchisees and ADs, beyond the levels of prior periods.

•	The extent and timing of remaining expenditures related to our NextGen tax software.

•	The cash flow effect of exercises of expiring stock options if the underlying stock continues to have a market price significantly in excess of the exercise price of those options.

•	The extent to which we engage in stock repurchases.

•	Our ability to generate fee and other income related to tax settlement products in light of regulatory pressures on us and our business partners.

•
The extent to which we repurchase AD areas, which will involve the use of cash in the short-term, but improve cash receipts in future periods from what would have been the AD's share of royalties and franchise fees.

•	The extent, if any, to which our Board of Directors elects to declare dividends on our common stock.
Effect of our credit facility covenants on our future performance.    Our credit facility, which matures on April 30, 2017, imposes several restrictive covenants, including a covenant that requires us to maintain a "leverage ratio" of not more than 4:1 at the end of each fiscal quarter ending January 31 and a ratio of not more than 3:1 at the end of each other fiscal quarter. The higher permitted leverage ratio at the end of the January 31 quarter reflects the fact that as of that date, we have typically extended significant credit to our franchisees for working capital and other needs that is not reflected in revenue that we receive from our franchisees until the period beginning in February each year. At January 31, 2014 and April 30, 2014, we had a leverage ratio of 3.07:1 and 0.58:1, respectively.
Our leverage ratio at April 30, 2014 reflected the fact that we had no balance outstanding on our revolving credit facility at that date and a $21.9 million balance under our term loan. The leverage ratio is measured only at the end of each fiscal quarter, and so there may be times at which we exceed the quarter-end leverage ratio during the quarter, which we are permitted to do provided that our leverage ratio is within the allowable ratio at quarter-end.
We continue to be obligated under our credit facility to satisfy a fixed charge coverage ratio test which requires that ratio to be not less than 1.50:1 at the end of every fiscal quarter. At January 31, 2014 and April 30, 2014, our fixed charge coverage ratios were 5.27:1 and 6.88:1, respectively.
We were in compliance with the ratio tests described in this section as of April 30, 2014. We expect to be able to manage our cash flow and our operating activities in such a manner that we will continue to be able to satisfy our obligations under the credit facility for the remainder of the term of that facility.
As noted above, although we are subject under our credit facility to a requirement that we reduce the balance of our revolving loan to zero for a period of at least 45 consecutive days each fiscal year, we do not believe that requirement will affect our cash flow or future performance.
Seasonality of Operations
Given the seasonal nature of the tax return preparation business, we have historically generated and expect to continue to generate most of our revenues during the period from January 1 through April 30. For example, in both fiscal 2014 and fiscal 2013, we earned 26% of our revenue during our fiscal third quarter ending January 31, respectively, and earned 90% and 89% of our revenues during the combined fiscal third and fourth quarters of 2014 and 2013, respectively. We historically operate at a loss through the first eight months of each fiscal year, during which we incur costs associated with preparing for the upcoming tax season.
Off Balance Sheet Arrangements
From time to time, we have been party to interest rate swap agreements. These swaps effectively changed the variable-rate of our credit facility into a fixed rate credit facility. Under the swaps, we received a variable interest rate based on the one month LIBOR and paid a fixed interest rate. Our most current interest rate swap agreements expired in March 2013, and none were outstanding at April 30, 2014 or 2013. We may enter into interest rate swap agreements in the future if we determine that it is appropriate to hedge our interest rate risk.
We also enter into forward contracts to eliminate exposure related to foreign currency fluctuations in connection with the short-term advances we make to our Canadian subsidiary in order to fund personal income tax refund discounting for our Canadian operations. At April 30, 2014 and 2013, there were no forward contracts outstanding, but we expect to enter into forward contracts in the future during the Canadian tax season.

Commitments and Contingencies
The following table sets forth certain of our contractual obligations as of April 30, 2014.

	Contractual Obligations
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(dollars in thousands)
Long-term debt obligations(1)	$29,733	$7,273	$22,460	$—	$—
Capital lease obligations	76	40	36	—	—
Operating lease obligations(2)	6,988	3,334	2,820	720	114
Purchase obligations(3)	6,929	5,670	1,259	—	—
Total contractual obligations	$43,726	$16,317	$26,575	$720	$114

_______________________________________________________________________________

(1) Amounts include mandatory principal payments on long-term debt as well as estimated interest of $516, $805, $0, and $0 for less than 1 year, 1-3 years, 3-5 years, and more than 5 years, respectively. Interest calculated for future periods was based on the interest rate at April 30, 2014. The actual interest rate will vary based on LIBOR and our leverage ratio.
(2) We sublease most of the office spaces represented by this line item and anticipate sublease receipts from franchisees of $2,052, $1,622, $375, and $112 for less than 1 year, 1-3 years, 3-5 years, and more than 5 years, respectively.
(3) Amounts are primarily for advertising expense and for software licenses, maintenance, and development.
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
AD rights have historically been granted for a term of 10 years. AD fees are recognized as revenue on a straight-line basis over the initial contract term of each AD agreement with the cumulative amount of revenue recognized not to exceed the amount of cash received. Amounts due to ADs for their services under an area development agreement are expensed as the related franchise fees and royalty revenues are recognized.
Royalties and advertising fees are recognized as franchise territories generate sales.
Tax return preparation fees and financial products revenue are recognized as revenue in the period the related tax return is filed for the customer. Discounts for promotional programs are recorded at the time the return is filed and are recorded as reductions to revenues.
Interest income is recognized when cash is received for notes associated with franchise fees, AD fees, and customer lists. For all other notes, interest income is recognized when earned, and is recorded net of an allowance.
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
Allowance for Doubtful Accounts.    Our allowance for doubtful accounts represents our best estimate of the amount of probable credit losses in our existing accounts receivable and notes receivable. Because the repayment of accounts receivable and notes receivable are dependent on the performance of the underlying franchises, at the end of each reporting period we estimate the amount of the allowance for uncollectible accounts based on a comparison of amounts due to the estimated fair value of the underlying franchise.
Stock Compensation Expense.   For equity classified employee stock-based compensation, we record costs of our employee stock-based compensation based on the grant-date fair value of awards using the Black-Scholes-Merton option pricing model. For liability classified awards we record costs based on the fair value at the reporting date. We recognize compensation costs for an award that has a graded vesting schedule on a straight-line basis over the service period for the entire length of the stock option award.
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
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.
Our significant accounting policies are discussed in Note 1, Organization and Significant Accounting Policies, of the Notes to our Consolidated Financial Statements. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective, or complex judgments resulting from the need to make estimates about the effect of matters that are inherently uncertain. We have reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

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
	Our calculation of the allowance requires management to make assumptions regarding the fair value of the franchise to which the account relates.	A 10% decrease in our valuation of franchise territories at April 30, 2014 would have increased our allowance for doubtful accounts by approximately $722 thousand at that date.
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
Our calculation of impairment, if any, requires management to make assumptions regarding the fair value of the long-lived asset.
We have not made any material changes in the accounting methodology we use to assess impairment loss during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material. For AD rights, a 10% decrease in the estimated future cash flows would not result in any incremental loss. For assets acquired from franchisees, a 10% decrease in the fair value would not result in any incremental impairment loss. For assets held for sale, a 10% decrease in the fair value would increase our impairment by approximately $200 thousand.

Recently Issued Accounting Standards
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360). This update changes the criteria for reporting discontinued operations for all public and nonpublic entities as well as requiring new disclosures about discontinued operations and disposals of components of an entity that do not qualify for discontinued operations reporting. Public business entities should apply the amendments in this update prospectively to all disposals of components of an entity and all business or nonprofit activities that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on May 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Foreign exchange risk
We are subject to inherent risks attributed to operating in more than one country. Most of our revenues, expenses, and borrowings are denominated in U.S. dollars. Our operations in Canada, including the advances we make to our Canadian subsidiary, are denominated in Canadian dollars, and are, therefore, subject to foreign currency fluctuations. For fiscal 2014, a 5% change in the exchange rate of the Canadian dollar relative to the U.S. dollar would have had a $50 thousand impact on our net income and a $641 thousand impact on our total assets at April 30, 2014. We use, and may continue to use in the future, derivative financial instruments, such as forward contracts, to manage foreign currency exchange rate risks. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Off Balance Sheet Arrangements."
Interest rate risk
We are subject to interest rate risk in connection with our credit facility, which provides for borrowings of up to a total of $168.4 million and bears interest at variable rates. Assuming our revolving loan is fully drawn and including the full balance of our term loan, each eighth of a percentage point change in interest rates would result in a $211 thousand change in annual interest expense on our credit facility. From time to time, we have entered into hedging instruments involving the exchange of floating for fixed rate interest payments to reduce interest rate volatility. See " Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Off Balance Sheet Arrangements."
Item 8.    Financial Statements and Supplementary Data.
Our financial statements are annexed to this report beginning on page F-1.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, including, without limitation, that such information is accumulated and communicated to Company management, including the Company’s principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2014, the Company’s disclosure controls and procedures were effective in providing reasonable assurance that material information is recorded, processed, summarized, and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.
Management’s Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with GAAP.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (1992). Based on this assessment, management believes that, as of April 30, 2014, the Company’s internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting
During the year ended April 30, 2014, we implemented changes to our internal controls over financial reporting to fully remediate the material weakness identified in our evaluation of the effectiveness of our internal controls based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (1992) over our April 30, 2013 financial reporting.
The plan to remediate the material weakness was presented to our Audit Committee and we executed our plan during fiscal 2014. The remediation plan consisted of modifications and improvements to our internal controls in the areas of staffing, policies and procedures, and training.
Our efforts to remediate the material weakness identified in our 2013 Annual Report on Form 10-K and to enhance our overall control environment have been regularly reviewed with, and monitored by, our Audit Committee. We believe the remediation measures described above have been successful in correcting and remediating the material weakness previously identified and have strengthened and enhanced our internal control over financial reporting.
Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Executive Officers, and Corporate Governance.
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders.

Item 11.    Executive Compensation.
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters.
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders.

Item 14.    Principal Accounting Fees and Services.
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.

(a)	Financial Statements.
The following financial statements of the Company are included in Item 8 of this Annual Report on Form 10-K:
Audited Financial Statements for the Years Ended April 30, 2014, 2013, and 2012

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

10.5
Form of Restricted Stock Unit Agreement for Employees via JTH Holding, Inc. 2011 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.5 to Form 10-K, File No. 001-35588 filed on October 1, 2013).

10.6	Employment Agreement for John T. Hewitt dated June 1, 2012 (incorporated by reference to Exhibit 10.1, of Form 8-K, File No. 000-54660 filed on June 14, 2012).
10.7	Employment Agreement for Mark F. Baumgartner dated June 1, 2012 (incorporated by reference to Exhibit 10.2 of Form 8-K, File No. 000-54660 filed on June 14, 2012).
10.8	Amended and Restated Employment Agreement for James J. Wheaton dated June 1, 2012 (incorporated by reference to Exhibit 10.4 of Form 8-K, File No. 000-54660 filed on June 14, 2012).
10.9	Employment Agreement for Christopher Carroll dated October 16, 2013 (incorporated by reference to Exhibit 10.1 to Form 10-Q, File No. 001-35588 filed on December 13, 2013).
10.10	Employment Agreement for Kathleen Donovan dated February 1, 2014 (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on January 24, 2014).
10.11	Employment Agreement for Richard G. Artese dated May 1, 2014 (filed herewith).
10.12
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
10.14
Pledge Agreement among JTH Holding, Inc. and certain of its subsidiaries and SunTrust Bank dated as of April 30, 2012 (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Form 10, File No. 000-54660 filed on May 18, 2012).

10.15
Subsidiary Guaranty Agreement among certain subsidiaries of JTH Holding, Inc. and SunTrust Bank dated April 30, 2012 (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to Form 10, File No. 000-54660 filed on May 18, 2012).

10.16
Waiver and Amendment to Revolving Credit and Term Loan Agreement dated as of December 19, 2012 among JTH Holding, Inc. and SunTrust Bank (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 000-1104659 filed on December 26, 2012).

10.17
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
10.19
Standstill Agreement between JTH Holding, Inc., SunTrust Bank and certain of JTH Holding, Inc.'s subsidiaries dated as of August 5, 2013 (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on August 6, 2013).

10.20
Waiver to Revolving Credit and Term Loan Agreement with SunTrust Bank as Administrative Agent dated as of August 29, 2013 (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on August 29, 2013).

10.21	Form of Franchise Agreement for United States Franchisees (filed herewith).
10.22	Form of Area Developer Agreement for United States Area Developers (filed herewith).
21.1	Subsidiaries of JTH Holding, Inc. (filed herewith).
23.1	Consent of KPMG LLP (filed herewith).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

_______________________________________________________________________________

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JTH HOLDING, INC. (Registrant)
Dated: June 26, 2014	By:	/s/ JOHN T. HEWITT
John T. Hewitt Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Dated: June 26, 2014	By:	/s/ KATHLEEN E. DONOVAN
Kathleen E. Donovan Chief Financial Officer (Principal Financial Officer)
Dated: June 26, 2014	By:	/s/ THOMAS S. DANIELS
Thomas S. Daniels Chief Accounting Officer (Principal Accounting Officer)
        KNOW ALL MEN BY THESE PRESENTS that each of the undersigned whose signature appears below constitutes and appoints John T. Hewitt and Kathleen E. Donovan, his true and lawful attorneys-in-fact, with full power of substitution and resubstitution for him and on his behalf, and in his name, place, and stead, in any and all capacities to execute and sign any and all amendments or post-effective amendments to this Annual Report on Form 10-K and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof and the registrant hereby confers like authority on its behalf.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 26, 2014	By:	/s/ JOHN T. HEWITT
John T. Hewitt Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Dated: June 26, 2014	By:	/s/ KATHLEEN E. DONOVAN
Kathleen E. Donovan Chief Financial Officer (Principal Financial Officer)
Dated: June 26, 2014	By:	/s/ THOMAS S. DANIELS
Thomas S. Daniels Chief Accounting Officer (Principal Accounting Officer)
Dated: June 26, 2014	By:	/s/ GORDON D'ANGELO
Gordon D'Angelo Director
Dated: June 26, 2014	By:	/s/ JOHN R. GAREL
John R. Garel Director
Dated: June 26, 2014	By:	/s/ STEVEN IBBOTSON
Steven Ibbotson Director

Dated: June 26, 2014	By:	/s/ ROSS LONGFIELD
Ross Longfield Director
Dated: June 26, 2014	By:	/s/ ELLEN MCDOWELL
Ellen McDowell Director
Dated: June 26, 2014	By:	/s/ GEORGE T. ROBSON
George T. Robson Director

JTH HOLDING, INC. AND SUBSIDIARIES
Consolidated Financial Statements
As of April 30, 2014 and 2013 and for the years ended April 30, 2014, 2013, and 2012
(With Report of Independent Registered Public Accounting Firm Thereon)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
JTH Holding, Inc.:
We have audited the accompanying consolidated balance sheets of JTH Holding, Inc. and subsidiaries (the Company) as of April 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three‑year period ended April 30, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JTH Holding, Inc. and subsidiaries as of April 30, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended April 30, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Norfolk, Virginia
June 26, 2014

JTH HOLDING, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
April 30, 2014 and 2013
(In thousands, except share data)

	2014	2013
Assets
Current assets:
Cash and cash equivalents	$46,080	$19,013
Receivables (note 2):
Trade accounts	43,122	41,856
Notes	27,715	34,156
Interest, net	415	877
Allowance for doubtful accounts	(5,596)	(5,583)
Total receivables, net	65,656	71,306
Available-for-sale securities (note 3)	—	3,619
Assets held for sale (note 5)	4,413	—
Deferred income taxes (note 13)	4,058	4,232
Other current assets	5,325	4,963
Total current assets	125,532	103,133
Property, equipment, and software, net (note 4)	38,343	33,037
Notes receivable, excluding current portion, net (note 2)	15,824	14,352
Goodwill (note 5)	2,997	5,685
Other intangible assets, net (note 5)	14,295	10,921
Other assets, net	1,772	2,402
Total assets	$198,763	$169,530
Liabilities and Stockholders' Equity
Current liabilities:
Current installments of long-term debt (note 6)	$6,797	$3,400
Accounts payable and accrued expenses	15,023	11,954
Due to ADs (note 2)	18,236	18,248
Income taxes payable (note 13)	9,676	5,897
Deferred revenue - short-term portion	6,051	7,555
Total current liabilities	55,783	47,054
Long-term debt, excluding current installments (note 6)	21,691	24,283
Revolving credit facility (note 7)	—	—
Deferred revenue - long-term portion	8,059	10,381
Liability classified stock-based compensation awards (note 10)	—	5,111
Deferred income taxes (note 13)	3,045	865
Total liabilities	88,578	87,694
Commitments and contingencies (notes 4, 6, 7, 15, and 17)
Stockholders' equity (notes 9, 10, and 14):
Class A preferred stock, $0.01 par value per share, 190,000 shares authorized, 0 shares issued and outstanding	—	—
Special voting preferred stock, $0.01 par value per share, 10 shares authorized, issued, and outstanding	—	—
Class A common stock, $0.01 par value per share, 21,200,000 shares authorized, 12,409,208 and 11,975,128 shares issued and outstanding at April 30, 2014 and 2013, respectively	124	120
Class B common stock, $0.01 par value per share, 1,000,000 shares authorized, 900,000 shares issued and outstanding	9	9
Exchangeable shares, $0.01 par value, 100,000 shares issued and outstanding	1	1
Additional paid-in capital	9,411	1,920
Accumulated other comprehensive income, net of taxes	66	1,194
Retained earnings	100,574	78,592
Total stockholders' equity	110,185	81,836
Total liabilities and stockholders' equity	$198,763	$169,530

See accompanying notes to consolidated financial statements.

JTH HOLDING, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years ended April 30, 2014, 2013, and 2012
(In thousands, except per share data)

	2014	2013	2012
Revenue:
Franchise fees	$7,844	$8,721	$7,996
AD fees	6,680	7,699	6,702
Royalties and advertising fees	78,426	73,129	70,016
Financial products	34,512	30,345	22,903
Interest income (note 2)	14,231	13,848	12,406
Tax preparation fees, net of discounts	14,295	10,148	7,026
Other revenue	3,708	3,723	4,176
Total revenue	159,696	147,613	131,225
Operating expenses:
Employee compensation and benefits	38,399	37,998	29,802
Selling, general, and administrative expenses	34,756	31,212	26,878
AD expense	27,319	25,736	23,872
Advertising expense	15,124	15,293	15,346
Depreciation, amortization, and impairment charges (notes 4 and 5)	9,277	6,538	5,999
Costs associated with postponed IPO	—	—	1,348
Total operating expenses	124,875	116,777	103,245
Income from operations	34,821	30,836	27,980
Other income (expense):
Foreign currency transaction gain (loss)	(13)	—	4
Gain on sale of available-for-sale securities (note 3)	2,183	—	—
Interest expense	(1,355)	(2,039)	(1,854)
Income before income taxes	35,636	28,797	26,130
Income tax expense (note 13)	13,654	11,170	9,747
Net income	$21,982	$17,627	$16,383
Net income per share of Class A and Class B common stock:
Basic	$1.57	$1.26	$1.17
Diluted	1.51	1.25	1.16
See accompanying notes to consolidated financial statements.

JTH HOLDING, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended April 30, 2014, 2013, and 2012
(In thousands)

	2014	2013	2012
Net income	$21,982	$17,627	$16,383
Interest rate swap agreements, net of taxes of $-, $268, and $123, respectively (note 8)	—	438	196
Unrealized gain on available-for-sale securities, net of taxes of $608, $237, and $-, respectively (note 3)	975	387	—
Reclassified gain on sale of available-for-sale securities included in income, net of taxes of $821, $-, and $-, respectively (note 3)	(1,362)	—	—
Foreign currency translation adjustment	(741)	(307)	99
Comprehensive income	$20,854	$18,145	$16,678
See accompanying notes to consolidated financial statements.

JTH HOLDING, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
Year ended April 30, 2014
(In thousands)

	Class A		Class B		Class A		Special voting preferred stock
	Common stock		Common stock		Preferred stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at May 1, 2013	11,975	$120	900	$9	—	$—	—	$—
Exercise of stock options (note 10)	956	9	—	—	—	—	—	—
Shares issued	1	—	—	—	—	—	—	—
Repurchase of common stock	(538)	(5)	—	—	—	—	—	—
Vesting of restricted stock	15	—	—	—	—	—	—	—
Balance at April 30, 2014	12,409	$124	900	$9	—	$—	—	$—

	Exchangeable shares		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings
	Shares	Amount				Total
Balance at May 1, 2013	100	$1	$1,920	$1,194	$78,592	$81,836
Exercise of stock options (note 10)	—	—	13,970	—	—	13,979
Repurchase of common stock	—	—	(13,074)	—	—	(13,079)
Stock-based compensation expense (note 10)	—	—	2,074	—	—	2,074
Conversion of stock-based compensation awards from liability to equity classification (note 10)	—	—	4,238	—	—	4,238
Tax benefit of stock option exercises (note 13)	—	—	283	—	—	283
Net income	—	—	—	—	21,982	21,982
Foreign currency translation adjustment	—	—	—	(741)	—	(741)
Unrealized gain on equity securities available-for-sale, net of taxes (note 3)	—	—	—	(387)	—	(387)
Balance at April 30, 2014	100	$1	$9,411	$66	$100,574	$110,185
   See accompanying notes to consolidated financial statements.

JTH HOLDING, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
Year ended April 30, 2013
(In thousands)

	Class A		Class B		Class A		Special voting preferred stock
	Common stock		Common stock		Preferred stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at May 1, 2012	10,344	$103	900	$9	170	$2,129	—	$—
Exercise of stock options (note 10)	350	4	—	—	—	—	—	—
Repurchase of common stock	(422)	(4)	—	—	—	—	—	—
Conversion of preferred stock to common stock (note 9)	1,703	17	—	—	(170)	(2,129)	—	—
Balance at April 30, 2013	11,975	$120	900	$9	—	$—	—	$—

	Exchangeable shares		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings
	Shares	Amount				Total
Balance at May 1, 2012	100	$1	$3,182	$676	$60,965	$67,065
Exercise of stock options (note 10)	—	—	3,797	—	—	3,801
Repurchase of common stock	—	—	(6,452)	—	—	(6,456)
Conversion of preferred stock to common stock (note 9)	—	—	2,112	—	—	—
Stock-based compensation expense (note 10)	—	—	1,496	—	—	1,496
Conversion of stock-based compensation awards from equity to liability classification (note 10)	—	—	(2,486)	—	—	(2,486)
Tax benefit of stock option exercises (note 13)	—	—	271	—	—	271
Net income	—	—	—	—	17,627	17,627
Interest rate swap agreements, net of taxes (note 8)	—	—	—	438	—	438
Foreign currency translation adjustment	—	—	—	(307)	—	(307)
Unrealized gain on equity securities available-for-sale, net of taxes (note 3)	—	—	—	387	—	387
Balance at April 30, 2013	100	$1	$1,920	$1,194	$78,592	$81,836
 See accompanying notes to consolidated financial statements.

JTH HOLDING, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
Year ended April 30, 2012
(In thousands)

	Class A		Class B		Class A		Special voting preferred stock
	Common stock		Common stock		Preferred stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at May 1, 2011	10,519	$105	900	$9	170	$2,129	—	$—
Exercise of stock options (note 10)	110	1	—	—	—	—	—	—
Repurchase of common stock	(285)	(3)	—	—	—	—	—	—
Balance at April 30, 2012	10,344	$103	900	$9	170	$2,129	—	$—

	Exchangeable shares		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings
	Shares	Amount				Total
Balance at May 1, 2011	100	$1	$4,811	$381	$44,582	$52,018
Exercise of stock options (note 10)	—	—	741	—	—	742
Repurchase of common stock	—	—	(4,257)	—	—	(4,260)
Stock-based compensation expense (note 10)	—	—	1,429	—	—	1,429
Tax benefit of stock option exercises (note 13)	—	—	458	—	—	458
Net income	—	—	—	—	16,383	16,383
Interest rate swap agreements, net of taxes (note 8)	—	—	—	196	—	196
Foreign currency translation adjustment	—	—	—	99	—	99
Balance at April 30, 2012	100	$1	$3,182	$676	$60,965	$67,065
See accompanying notes to consolidated financial statements.

JTH HOLDING, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended April 30, 2014, 2013, and 2012
(In thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income	$21,982	$17,627	$16,383
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	8,692	7,098	5,788
Depreciation and amortization	7,836	5,750	5,511
Amortization of deferred financing costs	334	301	418
Impairment of goodwill and other intangible assets	1,441	788	488
Loss on sale of property, equipment, and software	75	—	—
Stock-based compensation expense related to equity classified awards	2,074	1,496	1,429
Stock-based compensation expense (income) related to liability classified awards	(872)	2,625	—
Gain on bargain purchases and sales of Company-owned offices	(1,143)	(777)	(973)
Gain on sale of available-for-sale securities	(2,183)	—	—
Equity in loss of affiliate	214	193	138
Deferred tax expense	2,605	4,119	2,304
Changes in:
Trade, notes, and interest receivable and deferred revenue	(7,708)	(13,857)	(11,599)
Prepaid expenses and other assets	(573)	210	(95)
Accounts payable and accrued expenses	2,643	(1,837)	(3,559)
Due to ADs	4,284	5,213	3,989
Income taxes	3,781	(508)	221
Net cash provided by operating activities	43,482	28,441	20,443
Cash flows from investing activities:
Issuance of operating loans to franchisees	(76,013)	(75,605)	(67,969)
Payments received on operating loans to franchisees	71,722	68,782	60,918
Purchases of AD rights, Company-owned offices, and acquired customer lists	(8,706)	(5,980)	(4,741)
Proceeds from sale of Company-owned offices and AD rights	2,879	4,072	2,146
Purchase of available-for-sale securities	—	(2,980)	—
Proceeds from sale of available-for-sale securities	5,163	—	—
Purchase of equity method investment	—	—	(1,009)
Purchases of property, equipment, and software	(9,149)	(11,928)	(10,288)
Proceeds from sale of property, equipment, and software	59	—	—
Net cash used in investing activities	(14,045)	(23,639)	(20,943)
Cash flows from financing activities:
Proceeds from the exercise of stock options	13,979	3,801	742
Repurchase of common stock	(13,079)	(6,456)	(4,260)
Term debt borrowings	—	—	25,000
Repayment of long-term debt	(3,398)	(2,953)	(2,118)
Borrowings under revolving credit facility	137,391	121,216	124,270
Repayments under revolving credit facility	(137,391)	(121,216)	(124,270)
Payment for debt issue costs	—	(289)	(1,123)
Tax benefit of stock option exercises	283	271	458
Net cash provided by (used in) financing activities	(2,215)	(5,626)	18,699
Effect of exchange rate changes on cash, net	(155)	(11)	(13)
Net increase (decrease) in cash and cash equivalents	27,067	(835)	18,186
Cash and cash equivalents at beginning of year	19,013	19,848	1,662
Cash and cash equivalents at end of year	$46,080	$19,013	$19,848

See accompanying notes to consolidated financial statements.

JTH HOLDING, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
Years ended April 30, 2014, 2013, and 2012
(In thousands)

	2014	2013	2012
Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest of $378	$1,179	$1,872	$1,640
Cash paid for taxes, net of refunds	7,022	7,328	7,222
Accrued capitalized software costs included in accounts payable	149	733	345
Transfer from goodwill and other intangible assets to assets held for sale	4,413	—	—
Conversion of stock-based compensation awards from equity to liability classification	—	2,486	—
Conversion of stock-based compensation awards from liability to equity classification	4,238	—	—
During the years ended April 30, 2014, 2013, and 2012, the Company acquired certain assets from franchisees, ADs, and third parties as follows:
Fair value of assets purchased	$18,253	$10,714	$12,050
Receivables applied, net of amounts due ADs and related deferred revenue	(5,336)	(3,079)	(5,769)
Notes and accounts payable issued	(4,211)	(1,655)	(1,540)
Cash paid to franchisees, ADs, and third parties	$8,706	$5,980	$4,741
During the years ended April 30, 2014, 2013, and 2012, the Company sold certain assets to franchisees and ADs as follows:
Book value of assets sold	$8,135	$6,517	$5,929
Loss on sale	(160)	(417)	(191)
Deferred gain on sale	1,872	2,846	1,370
Notes received	(6,968)	(4,874)	(4,962)
Cash received from franchisees and ADs	$2,879	$4,072	$2,146

See accompanying notes to consolidated financial statements.

JTH HOLDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

April 30, 2014 and 2013

(1) Description of Business and Summary of Significant Accounting Policies
Description of Business
JTH Holding, Inc. (the "Company"), a Delaware corporation, is a holding company engaged through its subsidiaries as a franchisor and operator of a system of income tax preparation offices located in the United States and Canada. The Company's principal operations are conducted through JTH Tax, Inc. (d/b/a Liberty Tax Service), the Company's largest subsidiary. Through this system of income tax preparation offices, the Company also facilitates refund-based tax settlement financial products, such as instant cash advances, refund transfer products, and personal income tax refund discounting. Additionally, the Company offers online tax preparation services.
Basis of Presentation
The consolidated financial statements include the accounts of JTH Holding, Inc. and its wholly-owned subsidiaries. Assets and liabilities of the Company's Canadian operations have been translated into U.S. dollars using the exchange rate in effect at the end of the year. Revenues and expenses have been translated using the average exchange rates in effect each month of the year. Transaction gains and losses are recognized when incurred. The Company consolidates entities in which it has a controlling interest, the usual condition of which is ownership of a majority voting interest. The Company also considers for consolidation an entity, in which the Company has certain interest where a controlling financial interest may be achieved through arrangements that do not involve voting interests. Such an entity, known as a variable interest entity ("VIE"), is required to be consolidated by its primary beneficiary. The Company does not possess any ownership interests in franchisee entities; however, the Company may provide financial support to franchisee entities. Because the Company's franchise arrangements provide franchisee entities the power to direct the activities that most significantly impact their economic performance, the Company does not consider itself the primary beneficiary of any such entity that might be a VIE. Based on the results of management's analysis of potential VIEs, the Company has not consolidated any franchisee entities. The Company's maximum exposure to loss resulting from involvement with potential VIEs is attributable to accounts and notes receivables and future lease payments due from franchisees. When the Company does not have a controlling interest in an entity but exerts significant influence over the entity, the Company applies the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation.
The audited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). In the opinion of management, all adjustments necessary for a fair presentation of such financial statements in accordance with GAAP have been recorded.

JTH HOLDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2014 and 2013

Office Count
The following table shows the U.S. office activity and the number of Canadian and Company-owned offices for the 2014, 2013, and 2012 tax seasons.

	Tax Season
	2014	2013	2012

Franchised U.S. offices, operated during the prior tax season	4,028	3,845	3,549
U.S. offices opened	558	596	676
U.S. offices purchased from the Company	66	60	37
U.S. offices acquired by the Company	(91)	(64)	(76)
U.S. offices closed	(566)	(409)	(341)
Franchised U.S. offices, operated during the tax season	3,995	4,028	3,845

Franchised Canadian offices, operated during the tax season	227	231	244

Total franchised offices, operated during the tax season	4,222	4,259	4,089

Company-owned offices, operated during the tax season
U.S.	180	234	75
Canadian	36	27	19
Total	216	261	94

Total offices operated during the tax season	4,438	4,520	4,183
Significant Accounting Policies
Cash and Cash Equivalents - For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash and cash equivalents balances.
Trade Accounts Receivable - Trade accounts receivable are recorded at the invoiced amount less an allowance for doubtful accounts and accrue finance charges at 12% annually if unpaid after 30 days. Account balances are charged off against the allowance after all possible means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its accounts receivable.
Notes Receivable - Notes receivable are recorded less unrecognized revenue, net of an allowance for doubtful accounts. Unrecognized revenue relates to the financed portion of franchise fees and area developer ("AD") fees and, in the case of sales of Company-owned offices, the financed portion of gains related to such sales in each case where revenue has not yet been recognized. The Company provides an allowance against accrued interest on a delinquent note when a scheduled payment becomes 90 days past due. Notes are written off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote.
Concentrations of credit risks - Financial instruments that could potentially subject the Company to concentrations of credit risks consist of accounts and notes receivable with its franchisees. The Company manages such risk by evaluating the financial position of the franchisees, value of the franchises, as well as the personal guarantee of the individual franchisees. At April 30, 2014 and 2013, there were no significant concentrations of credit risk associated with any individual franchisee or group of franchisees. The Company maintains an allowance for potential losses based on its expected collectability of the receivables, which the Company believes is adequate for its credit loss exposure.

JTH HOLDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2014 and 2013

Allowance for Doubtful Accounts - The allowance for doubtful accounts includes the Company's best estimate of the amount of probable credit losses in the Company's existing accounts and notes receivable. Because the repayment of accounts and notes receivable is dependent on the performance of the underlying franchises, management estimates the amount of the allowance for doubtful accounts based on a comparison of amounts due to the estimated fair value of the underlying franchises.
Available-for-sale Securities - During 2013, the Company purchased corporate equity securities that were subsequently sold during 2014. The Company classified this investment as available-for-sale and recognized the unrealized gain on the available-for-sale securities, net of tax, in accumulated other comprehensive income in the stockholders' equity section of the balance sheets. Cash flows for the purchase and sale of this investment were classified as investing activities.
Assets Held for Sale - Assets held for sale consist of Company-owned offices that the Company intends to sell to a new or existing franchisee within one year. Assets held for sale are recorded at the lower of the carrying value or the estimated sales price, less costs to sell, and are evaluated for impairment at least annually.
Property, Equipment, and Software - Property, equipment, and software are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, generally three to five years for computer equipment, three to seven years for software, seven years for furniture and fixtures, and twenty to thirty-five years for buildings. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the assets. Certain allowable costs of software developed or obtained for internal use are capitalized and typically amortized over the estimated useful life of the software.
Goodwill - Goodwill represents the excess of costs over fair value of assets of businesses acquired. The reporting unit for the acquisition of assets from various franchisees is considered to be the franchise territory, and these assets are operated as Company-owned offices. Goodwill is not amortized, but instead tested for impairment at least annually. Goodwill is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it with its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. Fair value of the reporting unit for Company-owned offices is determined using the net fees of the offices in the franchise territory. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.
Deferred Revenue - Deferred revenue represents the amount of cash received for AD fees in excess of the revenue recognized.
Revenue Recognition - The Company earns revenue from the sales of franchises and granting of AD rights. Additionally, the Company earns revenue from royalties and advertising fees and other products. Typically, franchise rights are granted to franchisees for a term of 5 years with an option to renew at no additional cost. In exchange for franchise fees and royalties and advertising fees, the Company is obligated by its franchise agreements to provide training, an operations manual, site selection guidance, tax preparation software, operational assistance, tax and technical support, the ability to perform electronic filing, and marketing and advertising. Franchise fee revenue for the sales of individual territories is recognized when the obligations of the Company to prepare the franchisee for operation are substantially complete and cash has been received.
AD rights have historically been granted for a term of 10 years. AD fees are recognized as revenue on a straight-line basis over the initial contract term of each AD agreement with the cumulative amount of revenue recognized not to exceed the amount of cash received. Amounts due to ADs for their services under an area development agreement are expensed as the related franchise fees and royalty revenues are recognized.
Royalties and advertising fees are recognized as franchise territories generate sales. Tax return preparation fees and financial products revenue are recognized as revenue in the period the related tax return is filed for the customer. Discounts for promotional programs are recorded at the time the return is filed and are recorded as reductions to revenues.
Interest income is recognized when cash is received for notes associated with franchise fees or AD fees. For all other notes, interest income is recognized when earned, and is recorded net of an allowance.

JTH HOLDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2014 and 2013

Gains on sales of Company-owned offices are recognized when the purchase price is paid. Losses on sales of Company-owned offices are recognized immediately.
Derivative Instruments and Hedging Activities - The Company recognizes all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values. For derivatives designated in hedging relationships, changes in fair value are either offset through earnings against the change in fair value of the hedged item attributable to the risk being hedged or recognized in accumulated other comprehensive income to the extent the derivative is effective at offsetting the changes in cash flows being hedged until the hedged item affects earnings.
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
The Company discontinues hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting cash flows attributable to the hedged risk; the derivative expires or is sold, terminated, or exercised; the cash flow hedge is de-designated because a forecasted transaction is not probable of occurring; or management determines to remove the designation of the cash flow hedge.
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
At April 30, 2014 and 2013, the Company did not have any outstanding derivative instruments or hedging activities; however, at April 30, 2012, the Company had interest rate swaps.
Deferred Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities, which are shown on our consolidated balance sheets, are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has elected to classify interest charged on a tax settlement in interest expense, and accrued penalties, if any, in selling, general, and administrative expenses.
Intangible Assets and Other Long-Lived Assets - The Company's long-lived assets, such as property, plant, and equipment, and other purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. Recognition and measurement of a potential impairment is performed for these assets at the lowest level where cash flows are individually identifiable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. Assets to be disposed of are no longer depreciated. These assets are classified as held-for-sale and are presented separately in the appropriate section of the consolidated balance sheets at the lower of their carrying amount or fair value less estimated cost to sell.

JTH HOLDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2014 and 2013

Comprehensive Income - Comprehensive income consists of net income, foreign currency translation adjustments, interest rate swap agreements, net of taxes, and the unrealized gain on equity securities available for sale, net of taxes, and is presented in the accompanying consolidated statements of stockholders' equity and comprehensive income.
Advertising Expenses - Advertising costs are expensed in the period incurred.
Stock-Based Compensation - The Company records the cost of its employee stock-based compensation as compensation expense in its consolidated statements of income based on the grant-date fair value of awards using the Black-Scholes-Merton option pricing model. For liability classified awards the Company records costs based on the fair value at the reporting date. The Company recognizes compensation costs for an award that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. The Company reflects the excess tax benefits related to stock option exercises as additional paid-in capital on its consolidated balance sheets and as financing cash flows on its consolidated statements of cash flows.
Compensation costs related to restricted stock units are based on the grant-date fair value and are amortized to compensation expense over the vesting period.
Costs Associated with Postponed IPO - During April 2012, the Company determined it would postpone its planned initial public offering and, accordingly, expensed the direct, incremental fees charged by attorneys, accountants, and printers that had been incurred and capitalized up to that date.
Use of Estimates
Management has made a number of estimates and assumptions related to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements and accompanying notes in conformity with GAAP. Actual results could differ from those estimates.
Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360). This update changes the criteria for reporting discontinued operations for all public and nonpublic entities as well as requiring new disclosures about discontinued operations and disposals of components of an entity that do not qualify for discontinued operations reporting. Public business entities should apply the amendments in this update prospectively to all disposals of components of an entity and all business or nonprofit activities that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on May 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
Segment Reporting
Management has identified two operating segments, U.S. operations and Canadian operations. Although there are two operating segments, each segment is engaged in providing tax return preparation and related services and products. These two operating segments, which have similar gross margin and sales trends, have been aggregated into a single reporting segment because both segments are similar in the nature of services offered, production process, type of customer, the distribution methods, and the regulatory environment that they operate in. Canadian operations contributed $6.4 million, $5.9 million, and $5.4 million in revenues for the years ended April 30, 2014, 2013, and 2012, respectively.

JTH HOLDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2014 and 2013

(2) Accounts and Notes Receivable
The Company provides financing to franchisees for the purchase of franchises, clusters of territories, Company-owned offices, and for working capital and equipment needs. The franchise-related notes generally are payable over five years and the working capital and equipment notes generally are due within one year. Most notes bear interest at 12%. Activity related to notes receivable for the years ended April 30, 2014 and 2013 is as follows:

	2014	2013
	(In thousands)
Balance at beginning of year	$89,340	$79,838
Notes received for:
Sales of franchises and clusters of territories	8,032	6,770
Sales of certain assets to franchisees and ADs	11,714	15,130
Franchisee to franchisee note assumptions	9,421	11,259
Working capital and equipment loans to franchisees	76,012	75,642
Refinancing of accounts receivable	7,176	18,527
	112,355	127,328
Repayment of notes	(95,469)	(95,664)
Notes canceled	(21,325)	(21,981)
Foreign currency adjustment	(407)	(181)
Balance at end of year	84,494	89,340
Unrecognized revenue portion of notes receivable	(39,701)	(39,731)
Notes receivable less unrecognized revenue	$44,793	$49,609
Most of the notes receivable are due from the Company's franchisees and ADs and are collateralized by the underlying franchise and, when the franchise or AD is an entity, are guaranteed by the owners of the respective entity. The debtors' ability to repay the notes is dependent upon both the performance of the tax preparation industry as a whole and the individual franchisees' or ADs' areas.
The refinancing of accounts receivable resulted from a franchisee electing to deliver to the Company a promissory note for past-due royalties and advertising fees that had been previously recorded as accounts receivable in the consolidated financial statements. Effective October 1, 2013, the Company reduced the interest rate on its past due accounts receivable from 18% to 12% and ceased its practice of refinancing accounts receivable into notes receivable.
Notes canceled are comprised of the cancellation of existing unpaid notes of selling franchisees in franchisee to franchisee sales that include the assumption of debt by the acquiring franchisee and any unpaid notes receivable from a franchisee or AD related to specific territories or clusters of territories that the Company reacquires or terminates. In the latter transactions, the cancellation of notes is part of the consideration paid by the Company, and any excess of the consideration paid over the fair value of assets acquired is written off to the allowance for doubtful accounts. The adequacy of the allowance for doubtful accounts is assessed and adjusted as deemed necessary on a quarterly basis.

JTH HOLDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2014 and 2013

Unrecognized revenue relates to the financed portion of franchise fees and AD fees and, in the case of sales of Company-owned offices, the financed portion of gains related to these sales in each case where revenue has not yet been recognized. For franchise fees and gains related to the sale of Company-owned offices, revenue is recorded as note payments are received by the Company. Payments on AD fee notes receivable generate a corresponding increase in deferred revenue, which is amortized into revenue over the life of the AD contract, generally 10 years. Although the timing of actual payments will determine revenues recognized in future periods, the scheduled contractual note payments on the unrecognized portion of these notes for the next five years and thereafter are as follows.

	2015	2016	2017	2018	2019	Thereafter	Total
	(In thousands)
Franchise fees and Company-owned offices	$7,024	$3,215	$2,893	$3,037	$200	$—	$16,369
AD fees	5,952	3,563	3,861	3,508	2,531	3,917	23,332
Total unrecognized revenue	$12,976	$6,778	$6,754	$6,545	$2,731	$3,917	$39,701
Notes and accounts receivable include royalties billed that relate to territories operated by franchisees located in AD territories. The Company has recorded amounts payable to ADs for their share of these receivables of $18.2 million at both April 30, 2014 and 2013.
Allowance for Doubtful Accounts
Management believes that the recorded allowance is adequate based upon its consideration of the estimated value of the franchises and ADs supporting the receivables. Any adverse change in the tax preparation industry or the individual franchisees' or ADs' areas could affect the Company's estimate of the allowance. Activity in the allowance for doubtful accounts for the years ended April 30, 2014, 2013, and 2012 was as follows.

	2014	2013	2012
	(In thousands)
Beginning balance	$6,684	$5,290	$4,827
Additions charged to expense	8,692	7,098	5,788
Write-offs	(8,460)	(5,655)	(5,595)
Foreign currency adjustment	(66)	(49)	270
Ending balance	$6,850	$6,684	$5,290
The allocation of the allowance for doubtful accounts between short-term and long-term as of April 30, 2014, 2013, and 2012 was as follows.

	2014	2013	2012
	(In thousands)
Short-term	$5,596	$5,583	$4,496
Long-term	1,254	1,101	794
Total allowance for doubtful accounts	$6,850	$6,684	$5,290
Management considers accounts and notes receivable to be impaired if the amounts due exceed the fair value of the underlying franchise and estimates an allowance for doubtful accounts based on that excess. Amounts due include contractually obligated accounts and notes receivable plus accrued interest less unrecognized revenue reduced by the allowance for uncollected interest, amounts due ADs, the related deferred revenue, and amounts owed to the franchisee by the Company. In establishing the fair value of the underlying franchise, management considers net fees of open offices earned during the most recently completed tax season and the number of unopened offices.

JTH HOLDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2014 and 2013

The allowance for doubtful accounts at April 30, 2014 and 2013 is allocated as follows.

	2014	2013
	(In thousands)
Impaired:
Accounts receivable	$6,083	$5,907
Notes receivable including interest less unrecognized revenue	9,221	9,399
Less allowance for uncollected interest, amounts due ADs, related deferred revenue, and amounts due franchisees	(2,592)	(2,336)
Net amount due	$12,712	$12,970
Allowance for doubtful accounts for impaired accounts and notes receivable	$6,131	$6,120
Nonimpaired:
Accounts receivable	$38,965	$37,650
Notes receivable including interest less unrecognized revenue	37,050	42,459
Less allowance for uncollected interest, amounts due ADs, related deferred revenue, and amounts due franchisees	(19,381)	(19,992)
Net amount due	$56,634	$60,117
Allowance for doubtful accounts for nonimpaired accounts and notes receivable	$719	$564
Total allowance for doubtful accounts	$6,850	$6,684
The Company's average investment in impaired notes receivable during the fiscal years ended April 30, 2014, 2013, and 2012 was $8.7 million, $8.1 million, and $6.4 million, respectively. Interest income recognized related to performing impaired notes was $874 thousand, $794 thousand, and $423 thousand for the fiscal years ended April 30, 2014, 2013, and 2012, respectively.
Age Analysis of Past Due Receivables
The aging analysis of accounts and notes receivable at April 30, 2014 and 2013 was as follows.

	2014
	Total past due	Allowance for uncollected interest	Current	Total receivables
	(In thousands)
Accounts receivable	$19,672	$(1,926)	$25,376	$43,122
Notes receivable including interest less unrecognized revenue	11,880	(1,063)	34,391	45,208
Total accounts and notes receivable	$31,552	$(2,989)	$59,767	$88,330

	2013
	Total past due	Allowance for uncollected interest	Current	Total receivables
	(In thousands)
Accounts receivable	$16,821	$(1,701)	$26,736	$41,856
Notes receivable including interest less unrecognized revenue	9,747	(1,372)	42,111	50,486
Total accounts and notes receivable	$26,568	$(3,073)	$68,847	$92,342
Accounts receivable are considered to be past due if unpaid after 30 days, and notes receivable are considered past due if unpaid after 90 days, at which time the notes are put on nonaccrual status. The Company's investment in notes receivable on nonaccrual status at April 30, 2014 and 2013 was $10.8 million and $8.4 million, respectively. Payments received on notes in nonaccrual status are applied to interest first until the note is current and then to the principal balance of the note. Nonaccrual notes that are paid current are moved back into accrual status during an annual review.

JTH HOLDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2014 and 2013

(3) Investments
During the year ended April 30, 2013, the Company purchased corporate equity securities for $3.0 million as a strategic investment in a business partner. The Company classified this investment as available for sale. These securities were sold during the fiscal year ended April 30, 2014. The sale resulted in a realized gain of $2.2 million, which was reclassified out of accumulated other comprehensive income and recorded as other income in our consolidated statements of income. No sales of available-for-sale securities occurred and, therefore, no gross realized gains or losses were recorded for the fiscal years ended April 30, 2013 and 2012. The unrealized gain, net of tax, on the available-for-sale securities at April 30, 2013 was $387 thousand. We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We did not record any other-than-temporary impairments of available-for-sale securities during fiscal years 2014, 2013, or 2012.

(4) Property, Equipment, and Software, Net
Property, equipment, and software at April 30, 2014 and 2013 was as follows:

	2014	2013
	(In thousands)
Land and land improvements	$2,253	$1,328
Buildings and building improvements	7,419	7,602
Leasehold improvements	200	225
Furniture, fixtures, and equipment	6,746	6,388
Software	44,036	36,500
Property, equipment, and software, gross	60,654	52,043
Less accumulated depreciation and amortization	22,311	19,006
Property, equipment, and software, net	$38,343	$33,037
Total depreciation and amortization expense on property, equipment, and software was $3.8 million, $3.1 million, and $3.6 million for the years ended April 30, 2014, 2013, and 2012, respectively.
The software included above includes both internally developed software and purchased software. Included in software are $6.7 million and $21.7 million of assets that had not been placed into service at April 30, 2014 and 2013, respectively.
The Company is obligated under various operating leases for office space that expire at various dates. At April 30, 2014, future minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year, together with amounts due from franchisees under subleases, are as follows.

	Lease payments	Sublease receipts
	(In thousands)
Year ending April 30:
2015	$3,334	$2,052
2016	1,775	1,009
2017	1,045	613
2018	484	234
2019	236	141
Thereafter	114	121
Total minimum lease payments	$6,988	$4,170
Total rent expense for operating leases, net of subleases, was $3.4 million, $3.2 million, and $2.4 million for the years ended April 30, 2014, 2013, and 2012, respectively.

JTH HOLDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2014 and 2013

(5) Goodwill and Intangible Assets
Changes in the carrying amount of goodwill for the years ended April 30, 2014 and 2013 are as follows.

	Goodwill	Accumulated impairment loss	Net
	(In thousands)
Balance at April 30, 2012	$6,157	$(757)	$5,400
Acquisitions of assets from franchisees	3,449	—	3,449
Disposals and foreign currency changes, net	(3,149)	610	(2,539)
Impairments and write-downs	—	(625)	(625)
Balance at April 30, 2013	6,457	(772)	5,685
Acquisitions of assets from franchisees	4,855	—	4,855
Disposals and foreign currency changes, net	(3,805)	188	(3,617)
Impairments and write-downs	—	(1,026)	(1,026)
Reclassified to assets held for sale	(4,425)	1,525	(2,900)
Balance at April 30, 2014	$3,082	$(85)	$2,997

The Company performed its annual impairment review of goodwill and recorded impairment of $606 thousand and $625 thousand for the years ended April 30, 2014 and 2013, respectively.

Components of our amortizable intangible assets are as follows.

	April 30, 2014
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Amortizable intangible assets:
Acquired customer lists	6 years	$4,816	$(995)	$3,821
Assets acquired from franchisees:
Customer lists	4 years	551	(387)	164
Reacquired rights	2 years	481	(338)	143
AD rights	10 years	13,641	(3,474)	10,167
Total intangible assets		$19,489	$(5,194)	$14,295

	April 30, 2013
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Amortizable intangible assets:
Acquired customer lists	7 years	$1,603	$(171)	$1,432
Assets acquired from franchisees:
Customer lists	4 years	1,834	(582)	1,252
Reacquired rights	2 years	1,640	(905)	735
AD rights	10 years	9,842	(2,340)	7,502
Total intangible assets		$14,919	$(3,998)	$10,921

JTH HOLDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2014 and 2013

In January 2014, the Company purchased certain assets of an online tax preparation software provider for $3.2 million. In December 2012, the Company purchased certain assets of an online tax preparation software provider for $1.6 million. The entire purchase price of both acquisitions has been allocated to identifiable intangible assets.
For the years ended April 30, 2014, 2013, and 2012 the Company acquired assets from various franchisees for $9.0 million, $6.3 million, and $8.4 million respectively. These acquisitions were accounted for as business combinations, with all value allocated to intangible assets. Acquired businesses are operated as Company-owned offices until a buyer is located and a new franchise agreement is entered into. The purchase price of assets acquired from franchisees was allocated as follows.

	2014	2013	2012
	(In thousands)
Customer lists	$2,372	$1,631	$1,913
Reacquired rights	1,806	1,216	1,674
Goodwill	4,855	3,449	4,859
Total purchase price of assets acquired from franchisees	$9,033	$6,296	$8,446
For the years ended April 30, 2014, 2013, and 2012, amortization expense was $4.1 million, $2.7 million, and $1.9 million, respectively.
The Company expects that assets associated with Company-owned offices will be sold before the end of their estimated useful life. Therefore, during the years ended April 30, 2014, 2013, and 2012, impairment analyses were performed for amortizable intangible assets. Write-downs of assets acquired from franchisees relate to purchases of offices that the Company decided not to operate. As a result, the carrying values of assets acquired from franchisees were reduced by $941 thousand for the fiscal year ended April 30, 2014, $788 thousand for 2013, and $488 thousand for 2012. These amounts were expensed to depreciation, amortization, and impairment charges on the consolidated statements of income. The Company estimated the fair value of the assets acquired from franchisees based on a third-party valuation.
The Company reclassified assets associated with its U.S. Company-owned offices from goodwill, other intangible assets, and property, equipment and software to assets held for sale. It is the Company's intent to sell these offices within one year and they are being actively marketed. An impairment charge of $500 thousand was recorded upon classification of these assets as held for sale and expensed to depreciation, amortization, and impairment charges on the consolidated statements of income. The amounts reclassified from each category were as follows:

Assets Held for Sale
(In thousands)
Customer lists	$1,259
Reacquired rights	624
Goodwill	2,900
Property, equipment, and software	130
Total assets transferred to assets held for sale	4,913
Impairment charge on assets held for sale	(500)
Total assets held for sale at April 30, 2014	$4,413

JTH HOLDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2014 and 2013

Estimated aggregate annual amortization expense for the next five years is as follows.

Amortization expense
(In thousands)
Year ending April 30:
2015	$2,730
2016	2,313
2017	2,060
2018	1,877
2019	1,636
Total amortization expense	$10,616
(6) Long-Term Debt
Long-term debt at April 30, 2014 and 2013 is as follows.

	2014	2013
	(In thousands)
Term loan payable in quarterly principal installments of 2.5%, 2.5%, and 3.125% of the original amount borrowed for the years ending April 30, 2015, 2016, and 2017, respectively; at that time a balloon payment of $14,531 is payable.	$21,875	$23,750
Mortgage note payable to a bank in monthly installments of $16 including interest at 6.06% through September 2016; at that time a balloon payment of $2,213 is payable; subject to a prepayment penalty; collateralized by land and building.	2,326	2,370
Notes payable for acquired assets from former ADs at zero percent interest; due May 2014 through August 2014.	4,211	1,439
Other debt	76	124
Total long-term debt	28,488	27,683
Less current installments	6,797	3,400
Total long-term debt, less current installments	$21,691	$24,283

Aggregate maturities of long-term debt at April 30, 2014 are as follows (in thousands).

Year ending April 30:
2015	$6,797
2016	2,580
2017	19,111
Total long-term debt	$28,488
(7) Credit Facility
In April 2012, JTH Tax, Inc. entered into a revolving credit facility which consists of a $25.0 million term loan and a $105.0 million revolving credit facility with an accordion feature permitting the Company to request an increase in availability of up to an additional $70.0 million. On December 28, 2012, the Company utilized the accordion feature to increase the borrowing limit under the revolving credit facility by $38.4 million increasing the maximum borrowings under that portion of its credit facility to $143.4 million.
The outstanding borrowings on both loans accrue interest, which is paid monthly, at an adjusted one-month London Inter-Bank Offered Rate ("LIBOR") rate plus a margin that varies from 1.50% to 2.25%, depending on the Company's leverage ratio. At April 30, 2014, the interest rate was 1.78%, and the average interest rate paid was 1.88% during the fiscal year ended

JTH HOLDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2014 and 2013

April 30, 2014. A commitment fee that varies from 0.25% to 0.50% depending on the Company's leverage ratio on the unused portion of the credit facility is paid monthly. The indebtedness is collateralized by substantially all the assets of the Company and both loans mature on April 30, 2017.
The credit facility contains certain financial covenants that the Company must meet, including leverage and fixed-charge coverage ratios as well as minimum net worth requirements. In addition, the Company must reduce the outstanding balance under its revolving loan to zero for a period of at least 45 consecutive days each fiscal year. The Company's borrowing availability on the credit facility at April 30, 2014 was $118.2 million. At April 30, 2014 and 2013, the Company had no outstanding borrowings under its revolving credit facility, and at April 30, 2014, the balance of the term loan was $21.9 million. The Company was in compliance with the financial covenants of its credit facility at April 30, 2014.
The credit facility also contains certain events of default that if they occur may cause the bank syndicate to terminate the credit facility and declare amounts owed to become immediately payable. At April 30, 2014, the Company has not incurred an event of default.
(8) Derivative Instruments and Hedging Activities
From time to time, the Company uses interest-rate-related derivative financial instruments to manage its exposure related to changes in interest rates on its variable-rate line of credit and forward contracts to manage its exposure to foreign currency fluctuation related to short-term advances made to its Canadian subsidiary. The Company does not speculate using derivative instruments nor does it enter into derivative instruments for any purpose other than cash flow hedging.
By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company money, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty money, and therefore, the Company is not exposed to the counterparty's credit risk in those circumstances. The Company minimizes counterparty credit risk in derivative instruments by entering into transactions with high-quality counterparties. The derivative instruments entered into by the Company do not contain credit-risk-related contingent features.
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
Interest rate swap agreements.    On July 1, 2009, the Company entered into interest rate swap agreements with a financial institution to manage fluctuations in cash flows resulting from changes in the one-month LIBOR interest rate on its line of credit. These swaps effectively changed the variable-rate line of credit into a fixed-rate line of credit. For the notional amounts, the Company received a variable interest rate based on the one-month LIBOR and paid a fixed interest rate of 2.49% to 2.52%, depending on the agreement. The notional amounts of the interest rate swaps varied from $10.0 million to $70.0 million per month, in relation to the Company's forecasted seasonal borrowings. These interest rate swaps were designated as cash flow hedges. During the year ended April 30, 2012, $92 thousand of income was recognized in the consolidated statements of income due to the ineffectiveness of these interest rate swaps. No income was recognized in connection with the interest rate swaps during the year ended April 30, 2013 and they expired in March 2013.
Forward contracts related to foreign currency exchange rates.    In connection with short-term advances made to its Canadian subsidiary related to personal income tax refund discounting, the Company enters into forward contracts to eliminate the exposure related to foreign currency fluctuations. Under the terms of the forward currency contracts, the exchange rate for repayments is fixed at the time advance is made and the advances are repaid prior to April 30 of each year. These forward contracts are designated as cash flow hedges. At April 30, 2014 and 2013, there were no remaining forward contracts

JTH HOLDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2014 and 2013

outstanding. During the years ended April 30, 2014, 2013, and 2012, these foreign currency hedges were effective and, therefore, no amounts were recognized in the consolidated statements of income.
At April 30, 2014, there were no deferred gains on derivative instruments accumulated in other comprehensive income.
(9) Stockholders' Equity
Preferred Stock and Exchangeable Shares
The Company has 190,000 shares of authorized Class A preferred stock with a par value of $0.01, of which none were issued and outstanding at April 30, 2014 and 2013.
The Company also has 10 shares of special voting preferred stock authorized, issued and outstanding with a par value of $0.01 and no liquidation value. Each share of special voting preferred stock entitles the holder to vote as if it represents 100,000 shares of Class A common stock. In conjunction with the special voting preferred stock, there are 100,000 exchangeable shares that are exchangeable at any time at a 10:1 ratio into Class A common stock of the Company. The special voting preferred stock will be canceled at the time the holder exchanges the exchangeable shares.
Common Stock
The Company is authorized to issue 21,200,000 shares of Class A common stock, par value $0.01 per share, and 1,000,000 shares of Class B common stock, par value $0.01 per share. Class A common stock and Class B common stock entitle the holders to the same rights and privileges and are identical in all respects as to all matters, except the holders of Class B common stock are entitled to elect one more director than the number of directors elected by holders of all other classes of stock combined. Additionally, a holder of Class B common stock may, at the holder's option, elect to convert the Class B common stock into an equal number of fully paid and non-assessable shares of Class A common stock.
Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income at April 30, 2014 and 2013 are as follows.

	2014	2013
	(In thousands)
Foreign currency adjustment	$66	$807
Unrealized gain on equity securities available for sale, net of taxes	—	387
Total accumulated other comprehensive income	$66	$1,194

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
Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, the potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and non-vested restricted shares as computed by application of the treasury stock method. Additionally, computation of the diluted net income per share of Class A common stock assumes the conversion of Class B common stock and exchangeable shares, while the diluted net income per share of Class B common stock does not assume conversion of those shares.
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

JTH HOLDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2014 and 2013

The computation of basic and diluted net income per share for the years ended April 30, 2014, 2013, and 2012 is as follows.

	2014
	Class A common stock	Class B common stock
	(In thousands, except for share and per share amounts)
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$20,459	$1,523
Amounts allocated to participating securities:
Exchangeable shares	(1,462)	(109)
Net income attributable to common stockholders	$18,997	$1,414
Denominator:
Weighted-average basic shares outstanding	12,090,522	900,000
Basic net income per share	$1.57	$1.57
Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$18,997	$1,414
Reallocation of undistributed earnings as a result of assumed conversion of:
Class B common stock to Class A common stock	1,414	—
Exchangeable shares to Class A common stock	1,571	—
Net income attributable to stockholders	$21,982	$1,414
Denominator:
Number of shares used in basic computation	12,090,522	900,000
Weighted-average effect of dilutive securities and the conversion or exercise of:
Class B common stock to Class A common stock	900,000	—
Exchangeable shares to Class A common stock	1,000,000	—
Employee stock options	546,449	35,153
Weighted-average diluted shares outstanding	14,536,971	935,153
Diluted net income per share	$1.51	$1.51

JTH HOLDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2014 and 2013

	2013
	Class A common stock	Class B common stock
	(In thousands, except for share and per share amounts)
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$16,386	$1,241
Amounts allocated to participating securities:
Class A preferred stock	(247)	(18)
Exchangeable shares	(1,171)	(89)
Net income attributable to common stockholders	$14,968	$1,134
Denominator:
Weighted-average basic shares outstanding	11,883,214	900,000
Basic net income per share	$1.26	$1.26
Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$14,968	$1,134
Reallocation of undistributed earnings as a result of assumed conversion of:
Class B common stock to Class A common stock	1,134	—
Class A preferred stock to Class A common stock	265	—
Exchangeable shares to Class A common stock	1,260	—
Net income attributable to stockholders	$17,627	$1,134
Denominator:
Number of shares used in basic computation	11,883,214	900,000
Weighted-average effect of dilutive securities add the conversion or exercise of:
Class B common stock to Class A common stock	900,000	—
Class A preferred stock to Class A common stock	210,560	—
Exchangeable shares to Class A common stock	1,000,000	—
Employee stock options	78,584	5,054
Weighted-average diluted shares outstanding	14,072,358	905,054
Diluted net income per share	$1.25	$1.25

JTH HOLDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2014 and 2013

	2012
	Class A common stock	Class B common stock
	(In thousands, except for share and per share amounts)
Basic net income per share:
Numerator:
Allocation of undistributed earnings, based on net income	$15,076	$1,307
Amounts allocated to participating securities:
Class A preferred stock	(1,836)	(159)
Exchangeable shares	(1,078)	(94)
Net income attributable to common stockholders	$12,162	$1,054
Denominator:
Weighted-average basic shares outstanding	10,383,780	900,000
Basic net income per share	$1.17	$1.17
Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$12,162	$1,054
Reallocation of undistributed earnings as a result conversion of:
Class B common stock to Class A common stock	1,054	—
Class A preferred stock to Class A common stock	1,995	—
Exchangeable shares to Class A common stock	1,172	—
Net income attributable to stockholders	$16,383	$1,054
Denominator:
Number of shares used in basic computation	10,383,780	900,000
Weighted-average effect of dilutive securities add the conversion or exercise of:
Class B common stock to Class A common stock	900,000	—
Class A preferred stock to Class A common stock	1,703,200	—
Exchangeable shares to Class A common stock	1,000,000	—
Employee stock options	180,956	11,644
Weighted-average diluted shares outstanding	14,167,936	911,644
Diluted net income per share	$1.16	$1.16
Diluted net income per share excludes the impact of shares of common stock from the exercise of options to purchase 483,397, 2,402,183 and 2,278,225 shares for the years ended April 30, 2014, 2013, and 2012, respectively, because the effect would be anti-dilutive.
(10) Stock Compensation Plan
Stock Options
In August 2011, the board of directors approved the JTH Holding, Inc. 2011 Equity and Cash Incentive Plan. Employees and outside directors are eligible to receive awards and a total of 2,500,000 shares of Class A common stock are authorized for grant under the plan. At April 30, 2014, 1,646,052 shares of Class A common stock remain available for grant. Stock options generally vest from six months to five years from the date of grant and generally expire five years from the vesting date.

JTH HOLDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2014 and 2013

The following table summarizes the information for options granted in the years ended April 30, 2014, 2013, and 2012.

	2014	2013	2012
Weighted average fair value of options granted	$6.87	$1.80	$2.30
Dividend yield	—%	—%	—%
Expected volatility	34.1% - 37.0%	13.0% - 14.9%	14.9% - 15.0%
Expected terms	4 - 5 years	4 - 6 years	4 - 6 years
Risk-free interest rates	0.8% - 1.6%	0.6% - 1.0%	0.8% - 1.9%
The Company does not have enough public trading history to calculate volatility for the term of the granted options, therefore, it used a 50/50 weighted average volatility, equally weighing our public trading history and that of other public companies in the tax preparation industry.
The grants made prior to June 2012 were made prior to our becoming a public company; therefore, we considered appropriate accounting literature regarding the valuation of privately-held company equity securities and determined that the values established in private transactions provided a reasonable basis for establishing the fair value for stock compensation expense purposes. On this basis, we did not obtain any third party valuation or utilize other valuation methods. Any grants made after we became a public company were valued using the closing market price of the preceding business day.
Stock option activity during the years ended April 30, 2014, 2013, and 2012 is as follows.

	Number of options	Weighted average exercise price
Outstanding at April 30, 2011	2,461,338	$13.77
Granted	433,670	15.00
Exercised	(110,125)	6.74
Canceled	(55,870)	14.88
Outstanding at April 30, 2012	2,729,013	14.21
Granted	332,035	15.00
Exercised	(349,500)	10.88
Canceled	(176,865)	13.65
Outstanding at April 30, 2013	2,534,683	14.81
Granted	628,374	20.42
Exercised	(955,592)	14.63
Canceled	(267,059)	15.03
Outstanding at April 30, 2014	1,940,406	16.68
The total intrinsic value of options exercised was approximately $9.4 million, $1.7 million, and $900 thousand during the years ended April 30, 2014, 2013, and 2012, respectively. The total intrinsic value of stock options outstanding at April 30, 2014 was $20.4 million.

JTH HOLDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2014 and 2013

Nonvested stock options (options that did not vest in the period in which granted) activity during the years ended April 30, 2014, 2013, and 2012 was as follows.

	Nonvested options	Weighted average exercise price
Outstanding at April 30, 2011	605,000	$15.00
Granted	433,670	15.00
Vested	(577,450)	15.00
Canceled	(8,720)	15.00
Outstanding at April 30, 2012	452,500	15.00
Granted	332,035	15.00
Vested	(596,935)	15.00
Canceled	(55,100)	15.00
Outstanding at April 30, 2013	132,500	15.00
Granted	628,374	20.42
Vested	(275,874)	16.93
Outstanding at April 30, 2014	485,000	20.92
At April 30, 2014, unrecognized compensation cost related to nonvested stock options was $3.3 million. These costs are expected to be recognized in fiscal years 2015 through 2019.
The following table summarizes information about stock options outstanding and exercisable at April 30, 2014.

Range of Exercise Prices	Number of shares outstanding at April 30, 2014	Weighted average exercise price	Weighted average remaining contractual life (in years)	Number of shares exercisable at April 30, 2014	Weighted average exercise price
$10.50	35,000	$10.50	2.5	35,000	$10.50
14.00 - 16.50	1,149,244	15.04	2.8	1,109,244	15.04
15.00	139,753	15.00	3.5	139,753	15.00
16.38 - 19.75	396,409	17.99	4.4	171,409	17.21
20.19	45,000	20.19	6.0	—	—
26.18	175,000	26.18	7.7	—	—
	1,940,406	16.68		1,455,406	15.27

During the fiscal year ended April 30, 2013, the settlement of certain stock option transactions caused a change in the classification of related outstanding stock options to a liability instrument from an equity instrument, which resulted in an increase in stock compensation expense of $2.6 million. At April 30, 2013, the value of the liability for the 997,824 options that changed classifications from an equity to a liability instrument was $5.1 million. On June 11, 2013, the Company's board of directors voted to prohibit those types of transactions; therefore, the Company reclassified the stock options back to equity instruments, resulting in a reduction to stock compensation expense of $872 thousand. The liability was removed and the remainder was reclassified to additional paid-in-capital.
Restricted Stock Units
During the years ended April 30, 2014 and 2013, the Company awarded restricted stock units to its non-employee directors and certain employees. Restricted stock units are valued at the closing stock price the day preceding the grant date. Compensation costs associated with these restricted shares are amortized on a straight-line basis over the vesting period and recognized as an increase in additional paid-in capital. At April 30, 2014, unrecognized compensation cost related to restricted stock units was $183 thousand. These costs are expected to be recognized during fiscal year 2015.

JTH HOLDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2014 and 2013

Restricted stock activity during the years ended April 30, 2014 and 2013 was as follows. The Company did not issue restricted stock units prior to fiscal year 2013.

	Number of RSUs	Weighted Average Fair Value at Grant Date
Balance at April 30, 2012	—	$—
Granted	15,971	13.50
Balance at April 30, 2013	15,971	13.50
Granted	23,565	16.86
Vested	(14,598)	13.36
Canceled	(3,493)	16.07
Balance at April 30, 2014	21,445	16.87

(11) Fair Value of Financial Instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities subject to fair value measurements are classified according to a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Valuation methodologies for the fair value hierarchy are as follows.

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
At April 30, 2014 and 2013, the following tables present, for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis.

		April 30, 2014 Fair value measurements using
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Recurring:
Cash equivalents	$42,918	$42,918	$—	$—
Nonrecurring:
Impaired accounts and notes receivable	$7,747	$—	$—	$7,747
Impaired goodwill	86	—	—	86
Impaired reacquired rights	42	—	—	42
Impaired customer lists	52	—	—	52
Assets held for sale	4,413	—	—	4,413
Total nonrecurring assets	12,340	—	—	12,340
Total recurring and nonrecurring assets	$55,258	$42,918	$—	$12,340

JTH HOLDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2014 and 2013

		April 30, 2013 Fair value measurements using
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Recurring:
Cash equivalents	$16,798	$16,798	$—	$—
Available-for-sale securities	3,619	3,619	—	—
Total recurring assets	20,417	20,417	—	—
Nonrecurring:
Impaired accounts and notes receivable	7,973	—	—	7,973
Impaired goodwill	1,254	—	—	1,254
Impaired reacquired rights	286	—	—	286
Impaired customer lists	453	—	—	453
Total nonrecurring assets	9,966	—	—	9,966
Total recurring and nonrecurring assets	$30,383	$20,417	$—	$9,966

Liabilities:
Recurring:
Liability classified share-based instrument	$5,111	$—	$5,111	$—
The Company's policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1 or 2 recurring fair value measurements for the years ended April 30, 2014 and 2013.
Management considers accounts and notes receivable to be impaired if the amount due exceeds the fair value of the underlying franchise. In establishing the estimated fair value of the underlying franchise, consideration is given to the net fees of open offices earned during the most recently completed tax season and the number of unopened offices.
Management considers goodwill, reacquired rights, and customer lists associated with a Company-owned office to be impaired if the net carrying amount exceeds the fair value of the underlying franchise. In establishing the fair value of the underlying franchise at April 30, 2013, consideration was given to historical transactions involving sales of Company-owned offices and the net fees of the underlying franchise. At April 30, 2014, U.S. Company-owned offices were reclassified as assets held for sale and recorded at the lower of the carrying value or the sales price, less costs to sell.
The following describes the valuation techniques used to measure fair value for our assets and liabilities that are measured on a recurring or nonrecurring basis.
Cash equivalents:    The carrying amounts approximate fair value because of the short maturity of these instruments. Cash equivalent financial instruments consist of money market accounts.
Available-for-sale securities: Fair values for equity securities available for sale are based on published market prices. Equity securities available for sale are carried at their aggregate fair value.
Impaired accounts and notes receivable: Management considers accounts and notes receivable to be impaired if the amounts due exceed the fair value of the underlying franchise. In establishing the estimated fair value of the underlying franchise, consideration is given to the net fees of open offices and the number of unopened offices.
Impaired goodwill, reacquired rights, and customer lists: Management considers intangible assets, reacquired rights, customer lists, and goodwill associated with a Company-owned office, to be impaired if the net carrying amount exceeds the fair value of the underlying office. In establishing the fair value of a Company-owned office, consideration is given to the net fees of the underlying office.

JTH HOLDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2014 and 2013

Assets held for sale: Assets held for sale are recorded at the lower of the carrying value or the sales price, less costs to sell, which approximates fair value. The sales price is calculated as a percentage of net fees.
Other Fair Value Measurements
Additionally, accounting standards require the disclosure of the estimated fair value of financial instruments that are not recorded at fair value. For the financial instruments that the Company does not record at fair value, estimates of fair value are made at a point in time based on relevant market data and information about the financial instrument. No readily available market exists for a significant portion of the Company's financial instruments. Fair value estimates for these instruments are based on current economic conditions, interest rate risk characteristics, and other factors. Many of these estimates involve uncertainties and matters of significant judgment and cannot be determined with precision. Therefore, the calculated fair value estimates in many instances cannot be substantiated by comparison to independent markets and, in many cases, may not be realizable in a current sale of the instrument. In addition, changes in assumptions could significantly affect these fair value estimates. The following methods and assumptions were used by the Company in estimating fair value of these financial instruments.
Receivables other than notes, other current assets, accounts payable and accrued expenses, and due to ADs:    The carrying amounts approximate fair value because of the short maturity of these instruments. (Level 3)
Notes receivable:    The carrying amount of the Company's notes receivable approximates fair value based upon the present value of expected future cash flows discounted at the interest rate currently offered by the Company, which approximates rates currently offered by local lending institutions for loans of similar terms to individuals/entities with comparable credit risk. (Level 3)
Long-term debt:    The carrying amount of the Company's long-term debt approximates fair value based on the present value of expected future cash flows discounted at the interest rates offered by the lenders, which approximates rates currently offered by local lending institutions for loans of similar terms to companies with comparable credit risk. (Level 2)
(12) Employee 401(k) Plan
The Company sponsors a defined-contribution 401(k) profit sharing plan. Under the plan, employees who are 18 years of age and have completed 90 days of service are eligible to make voluntary contributions to the plan. The Company matches 50% of each employee's contribution up to 3% of the employee's salary. Total compensation expense related to these contributions was $452 thousand, $412 thousand, and $375 thousand for the years ended April 30, 2014, 2013, and 2012, respectively.
(13) Income Taxes
The Company computes its expense or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
In January 2013, the American Taxpayer Relief Act of 2012 was signed into law. The Act includes a reinstatement of the federal research and experimentation credit through December 31, 2013 that was retroactive to January 1, 2012. During the three months ended January 31, 2013, we recorded a discrete tax benefit of approximately $395 thousand for the retroactive effect. Due to the expiration of the credit on December 31, 2013, we reduced the projected tax benefit of fiscal 2014 credit by $140 thousand, which represents a third of our fiscal year projected credit. Should the credit again be extended retroactively, we will record the benefit in the quarter of enactment.
Interest incurred from income taxes is recognized as incurred and recorded as income tax expense on the financial statement. Penalties are recognized as incurred and recorded as nondeductible penalties expense and included in general and administrative expense on the income statement.

JTH HOLDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2014 and 2013

Total income taxes were calculated for the years ended April 30, 2014, 2013, and 2012 as follows.

	2014	2013	2012
	(In thousands)
Income taxes	$13,654	$11,170	$9,747
Tax expense (benefit) related to stock option exercises	(283)	(271)	(458)
Interest rate swap agreements	—	257	152
Unrealized appreciation on available-for-sale securities	(252)	252	—
Foreign currency translation adjustment	—	—	(550)
Total income taxes	$13,119	$11,408	$8,891
Components of income tax expense for the years ended April 30, 2014, 2013, and 2012 are as follows.

	2014	2013	2012
	(In thousands)
Current:
Federal	$8,632	$5,368	$5,961
State	2,036	1,254	1,160
Foreign	381	429	322
Current tax expense	11,049	7,051	7,443
Deferred:
Federal	2,192	3,365	1,963
State	517	787	382
Foreign	(104)	(33)	(41)
Deferred tax expense	2,605	4,119	2,304
Total income tax expense	$13,654	$11,170	$9,747
For the years ended April 30, 2014, 2013, and 2012, income before taxes consists of the following.

	2014	2013	2012
	(In thousands)
U.S. operations	$34,746	$27,434	$24,859
Foreign operations	890	1,363	1,271
Income before income taxes	$35,636	$28,797	$26,130
Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations as a result of the following for the years ended April 30, 2014, 2013, and 2012.

	2014	2013	2012
	(In thousands)
Computed "expected" income tax expense	$12,473	$10,079	$9,145
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	1,819	1,455	1,033
Nondeductible items, net	121	421	297
Tax credits	(555)	(545)	(445)
Other	(204)	(240)	(283)
Total income tax expense	$13,654	$11,170	$9,747

JTH HOLDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2014 and 2013

The tax effect of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant portions of deferred tax assets and liabilities at April 30, 2014 and 2013 are as follows:

	2014	2013
	(In thousands)
Deferred tax assets:
Unexercised nonqualified stock options	$2,259	$2,425
Allowance for doubtful accounts	3,733	3,501
Deferred revenue	3,914	4,948
Other	80	441
Total deferred tax assets	9,986	11,315
Deferred tax liabilities:
Property, equipment, software, and other intangible assets	8,426	7,258
Prepaid expenses	547	438
Unrealized appreciation on available-for-sale securities	—	252
Total deferred tax liabilities	8,973	7,948
Net deferred tax asset	$1,013	$3,367
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
The Company has adopted the accounting and disclosure requirements for uncertain tax positions, which require a two-step approach to evaluate tax positions. This approach involves recognizing any tax positions that are more likely than not to occur and then measuring those positions to determine the amounts to be recognized in the financial statements. The Company has determined no reserves for uncertain tax positions were required at April 30, 2014 or 2013.
Foreign subsidiary net earnings that were considered permanently reinvested were $890 thousand, $1.4 million, and $1.3 million for the fiscal years ended April 30, 2014, 2013, and 2012, respectively. Because these foreign subsidiary net earnings are considered permanently reinvested, the amount of deferred tax liability that would need to be provided if these earnings were not reinvested is not reasonably determinable.
At April 30, 2014, the tax years that remain subject to examination by the Internal Revenue Service and other major taxing jurisdictions are the years ended April 30, 2013, 2012, and 2011.
(14) Related-Party Transactions
The Company considers directors and their affiliated companies as well as executive officers and their immediate family members to be related parties. For the years ended April 30, 2014, 2013, and 2012, the Company repurchased common stock from related parties as follows.

	2014	2013	2012
	(In thousands)
Common stock:
Shares repurchased	316	191	52
Amount	$7,449	$3,010	$787

JTH HOLDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2014 and 2013

(15) Commitments and Contingencies
In the ordinary course of operations, the Company may become a party to legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on our business, financial condition, cash flows, or results of operations except as provided below.
ERC class action litigation.    The Company was sued in November 2011 in federal courts in Arkansas, California, Florida, and Illinois, and additional lawsuits since the initial filings were filed in federal courts in January 2012 in Maryland and North Carolina, in February 2012 in Wisconsin, and in May 2012 in New York and Minnesota. In April 2012, a motion to consolidate all of the then-pending cases before a single judge in federal court in the Northern District of Illinois was granted, and in June 2012, the plaintiffs filed a new complaint in the consolidated action. The consolidated complaint alleges that our refund transfer products formerly called electronic refund checks ("ERC") represent a form of refund anticipation loan ("RAL") because the taxpayer is "loaned" the tax preparation fee, and that the refund transfer product is, therefore, subject to federal truth-in-lending disclosure and state law requirements regulating RALs. The plaintiffs, therefore, allege violations of state-specific RAL and other consumer statutes. The lawsuit purports to be a class action, and the plaintiffs allege potential damages in excess of $5.0 million, but we may be able to recover any damages from the providers of the financial products that designed the programs and related disclosures. The Company is aware that virtually identical lawsuits have been filed against several of its competitors. The Company has not concluded that a loss related to this matter is probable, nor has the Company accrued a loss contingency related to this matter. The Company believes it has meritorious defenses to the claims in this case, and intends to defend the case vigorously, but there can be no assurances as to the outcome or the impact on the Company's consolidated financial position, results of operations, and cash flows. The case is at an early procedural stage.
TCPA class action litigation. The Company was sued in September 2013 in federal court in Illinois in connection with alleged violations of the Telephone Consumer Protection Act. Plaintiff alleges that the Company inappropriately made autodialed telephone calls to cellular telephones, seeks the certification of a nationwide class action, and claims statutory damages of $500 - $1,500 per violation. The Company tendered the defense of this litigation to a third party entity that had contracted with the Company to solicit potential franchisees, and that third party entity has acknowledged its defense and indemnification obligations to the Company. However, because the third party contractor does not have the financial resources to satisfy its defense and indemnity obligations, the Company recently concluded that it cannot rely fully upon the fulfillment of those obligations. The Company has not concluded that a loss related to this matter is probable nor has the Company accrued a loss contingency related to this matter. The Company intends to defend the case vigorously, but there can be no assurances as to the outcome or the impact on the Company's consolidated financial position, results of operations, and cash flows. The case is at an early procedural stage.
The Company is also party to claims and lawsuits that are considered to be ordinary, routine litigation incidental to the business, including claims and lawsuits concerning the preparation of customers' income tax returns, the fees charged to customers for various products and services, relationships with franchisees, intellectual property disputes, employment matters, and contract disputes. Although the Company cannot provide assurance that it will ultimately prevail in each instance, the Company believes the amount, if any, it will be required to pay in the discharge of liabilities or settlements in these claims will not have a material adverse impact on its consolidated results of operations or cash flows.
(16) Quarterly Financial Data (Unaudited)

	Three Months Ended
	April 30, 2014	January 31, 2014	October 31, 2013	July 31, 2013
	(In thousands, except per share amounts)
Revenue	$103,574	$40,740	$7,317	$8,065
Gain on sale of available-for-sale securities	—	1,995	188	—
Net income (loss)	$32,331	$4,056	$(8,478)	$(5,927)
Weighted-average basic shares outstanding	13,154,238	12,991,857	12,926,060	12,895,286
Weighted-average diluted shares outstanding	14,853,416	14,654,666	12,926,060	12,895,286
Net income (loss) per share of Class A and Class B common stock:
Basic	$2.28	$0.29	$(0.66)	$(0.46)
Diluted	$2.18	$0.28	$(0.66)	$(0.46)

JTH HOLDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2014 and 2013

	Three Months Ended
	April 30, 2013	January 31, 2013	October 31, 2012	July 31, 2012
	(In thousands, except per share amounts)
Revenue	$92,966	$37,921	$9,482	$7,244
Net income (loss)	$28,428	$1,673	$(6,111)	$(6,363)
Weighted-average basic shares outstanding	12,943,020	12,990,238	13,027,179	12,170,977
Weighted-average diluted shares outstanding	14,189,209	14,069,939	12,027,179	12,170,977
Net income (loss) per share of Class A and Class B common stock:
Basic	$2.04	$0.12	$(0.47)	$(0.52)
Diluted	$2.01	$0.12	$(0.47)	$(0.52)
Because most of the Company's customers file their tax returns during the period from January through April of each year, most of the Company's revenues are earned during this period. As a result, the Company generally operates at a loss through the first eight months of the fiscal year.
(17) Subsequent Events
On June 3, 2014, the Company repurchased 800,000 shares of its Class A common stock at $25.00 per share in a privately negotiated transaction with an affiliate.
The stockholders of the Company recently approved a change of the Company's corporate name to Liberty Tax. Inc. This change is expected to become effective in July 2014.