Form 10-Q
period 2014-07-31
Liberty Tax, Inc.
filed 2014-09-03
CIK 1528930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2014

OR

☐         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to             .

Commission File Number 001-35588

Liberty Tax, Inc.
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, at the close of business on August 27, 2014 was 11,813,565 shares.

LIBERTY TAX, INC.

Form 10-Q for the Period Ended July 31, 2014

PART I

ITEM 1
FINANCIAL STATEMENTS

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
July 31, 2014 (unaudited), July 31, 2013 (unaudited), and April 30, 2014
(In thousands, except share data)

	July 31, 2014	July 31, 2013	April 30, 2014
Assets
Current assets:
Cash and cash equivalents	$8,649	$8,573	$46,080
Receivables:
Trade accounts	30,737	24,116	43,122
Notes	32,861	32,470	27,715
Interest, net	1,394	1,706	415
Allowance for doubtful accounts	(5,684)	(4,481)	(5,596)
Total receivables, net	59,308	53,811	65,656
Available-for-sale securities	—	4,001	—
Assets held for sale	5,425	—	4,413
Income taxes receivable	10,946	4,017	—
Deferred income taxes	3,636	3,375	4,058
Other current assets	3,058	2,469	5,325
Total current assets	91,022	76,246	125,532
Property, equipment, and software, net of accumulated depreciation of $23,763, $19,695, and $22,311, respectively	38,866	34,805	38,343
Notes receivable, excluding current portion, net of allowance for doubtful accounts	15,575	25,106	15,824
Goodwill	3,009	6,992	2,997
Other intangible assets, net of accumulated amortization	12,786	13,277	14,295
Other assets	2,207	2,228	1,772
Total assets	$163,465	$158,654	$198,763
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$3,042	$3,918	$6,797
Accounts payable and accrued expenses	8,963	6,866	15,023
Due to ADs	9,207	9,900	18,236
Income taxes payable	—	—	9,676
Deferred revenue - short-term portion	6,796	6,822	6,051
Total current liabilities	28,008	27,506	55,783
Long-term debt, excluding current installments	21,103	23,635	21,691
Revolving credit facility	13,822	16,505	—
Deferred revenue - long-term portion	8,097	9,108	8,059
Deferred income taxes	4,657	600	3,045
Total liabilities	75,687	77,354	88,578
Commitments and contingencies
Stockholders’ equity:
Class A preferred stock, $0.01 par value per share, 190,000 shares authorized, 0 shares issued and outstanding	—	—	—
Special voting preferred stock, $0.01 par value per share, 10 shares authorized, issued and outstanding	—	—	—
Class A common stock, $0.01 par value per share, 21,200,000 shares authorized, 11,812,069, 12,023,265, and 12,409,208 shares issued and outstanding, respectively	118	120	124
Class B common stock, $0.01 par value per share, 1,000,000 shares authorized, 900,000 shares issued and outstanding	9	9	9
Exchangeable shares, $0.01 par value, 100,000 shares issued and outstanding	1	1	1
Additional paid-in capital	6,599	7,220	9,411
Accumulated other comprehensive income, net of taxes	184	1,285	66
Retained earnings	80,867	72,665	100,574
Total stockholders’ equity	87,778	81,300	110,185
Total liabilities and stockholders’ equity	$163,465	$158,654	$198,763

See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Three Months Ended July 31, 2014 and 2013 (unaudited)
(In thousands, except per share data)

	Three Months Ended July 31,
	2014	2013
Revenues:
Franchise fees	$704	$1,039
AD fees	1,825	1,803
Royalties and advertising fees	1,694	1,449
Financial products	457	449
Interest income	2,194	2,234
Tax preparation fees, net of discounts	515	386
Other revenue	450	705
Total revenue	7,839	8,065
Operating expenses:
Employee compensation and benefits	8,415	6,089
Selling, general, and administrative expenses	7,525	6,266
AD expense	741	828
Advertising expense	2,882	2,684
Depreciation, amortization, and impairment charges	2,299	1,578
Total operating expenses	21,862	17,445
Loss from operations	(14,023)	(9,380)
Other expense:
Foreign currency transaction loss	(1)	(7)
Interest expense	(301)	(245)
Loss before income taxes	(14,325)	(9,632)
Income tax benefit	(5,681)	(3,705)
Net loss	$(8,644)	$(5,927)
Net loss per share of Class A and Class B common stock:
Basic and diluted	$(0.67)	$(0.46)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
Three Months Ended July 31, 2014 and 2013 (unaudited)
(In thousands)

	Three Months Ended July 31,
	2014	2013
Net loss	$(8,644)	$(5,927)
Unrealized gain on available-for-sale securities, net of taxes of $0 and $143, respectively	—	232
Foreign currency translation adjustment	118	(140)
Comprehensive loss	$(8,526)	$(5,835)

 See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three months ended July 31, 2014 and 2013 (unaudited)
(In thousands)

	2014	2013
Cash flows from operating activities:
Net loss	$(8,644)	$(5,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	1,456	1,562
Depreciation, amortization, and impairment charges	2,299	1,578
Stock-based compensation expense related to equity classified awards	687	175
Stock-based compensation income related to liability classified awards	—	(872)
Gain on bargain purchases and sales of Company-owned offices	(95)	(351)
Deferred tax expense	2,034	592
Changes in accrued income taxes	(20,622)	(9,912)
Changes in other assets and liabilities	142	(1,390)
Net cash used in operating activities	(22,743)	(14,545)
Cash flows from investing activities:
Issuance of operating loans to franchisees	(8,505)	(7,296)
Payments received on operating loans to franchisees	1,325	999
Purchases of AD rights and Company-owned offices	(128)	(2,145)
Proceeds from sale of Company-owned offices and AD rights	643	3
Purchases of property, equipment and software	(2,814)	(2,904)
Net cash used in investing activities	(9,479)	(11,343)
Cash flows from financing activities:
Proceeds from the exercise of stock options	4,543	1,492
Repurchase of common stock	(22,620)	(863)
Repayment of amounts due to former ADs	(3,840)	(1,439)
Repayment of other long-term debt	(641)	(490)
Borrowings under revolving credit facility	13,849	17,210
Repayments under revolving credit facility	(27)	(705)
Tax benefit of stock option exercises	3,509	258
Net cash provided by (used in) financing activities	(5,227)	15,463
Effect of exchange rate changes on cash, net	18	(15)
Net decrease in cash and cash equivalents	(37,431)	(10,440)
Cash and cash equivalents at beginning of period	46,080	19,013
Cash and cash equivalents at end of period	$8,649	$8,573

  See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three months ended July 31, 2014 and 2013 (unaudited)
(In thousands)

	2014	2013
Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest of $40 and $132, respectively	$231	$172
Cash paid for taxes, net of refunds	9,398	5,492
Accrued capitalized software costs included in accounts payable	267	346
During the three months ended July 31, 2014 and 2013, the Company acquired certain assets from franchisees and ADs as follows:
Fair value of assets purchased	$1,968	$5,211
Receivables applied, net of amounts due ADs and related deferred revenue	(1,714)	(70)
Bargain purchase gains	(9)	(320)
Notes and accounts payable issued	(117)	(2,676)
Cash paid to franchisees and ADs	$128	$2,145
During the three months ended July 31, 2014 and 2013, the Company sold certain assets to franchisees and ADs as follows:
Book value of assets sold	$1,773	$698
Gain on sale	4	—
Unrecognized revenue on sale	310	—
Notes received	(1,444)	(695)
Cash received from franchisees and ADs	$643	$3

See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 31, 2014 and 2013 (Unaudited)

(1) Organization and Significant Accounting Policies

Description of Business

Liberty Tax, Inc. (the "Company") was incorporated in Delaware in September 2010 as a holding company engaged through its subsidiaries as a franchisor and operator of a system of income tax preparation offices located in the United States and Canada. In July 2014, the corporate name was changed to Liberty Tax, Inc. from JTH Holding, Inc. The Company’s principal operations are conducted through JTH Tax, Inc. (d/b/a Liberty Tax Service), the Company’s largest subsidiary. Through this system of income tax preparation offices, the Company also facilitates refund-based tax settlement financial products, such as instant cash advances, refunds transfer products, and personal income tax refund discounting. The Company also offers online tax preparation services.

The Company’s operating revenues are seasonal in nature with peak revenues occurring in the months of January through April.  Therefore, results for interim periods are not indicative of results to be expected for the full year.

Unless specifically noted otherwise, as used throughout these consolidated financial statements, the term “Company” or “Liberty” refers to the consolidated entities of Liberty Tax, Inc.

Basis of Presentation

The consolidated financial statements include the accounts of Liberty Tax, Inc. and its wholly-owned subsidiaries. Assets and liabilities of the Company’s Canadian operations have been translated into U.S. dollars using the exchange rate in effect at the end of the period. Revenues and expenses have been translated using the average exchange rates in effect each month of the period. Transaction gains and losses are recognized when incurred. The Company consolidates any variable interest entities of which it is the primary beneficiary. When the Company does not have a controlling interest in an entity, but exerts significant influence over the entity, the Company applies the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information.  The consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures only required in annual financial statements.  Consolidated balance sheet data as of April 30, 2014 was derived from the Company’s April 30, 2014 Annual Report on Form 10-K.

In the opinion of management, all adjustments necessary for a fair presentation of such financial statements in accordance with GAAP have been recorded.  These adjustments consisted only of normal recurring items.  The accompanying consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in its April 30, 2014 Annual Report on Form 10-K.

Office Count

The Company and its franchisees operated 4,438 offices in the U.S. and Canada during the 2014 tax season. The Company will report this information for the 2015 tax season in the quarterly report on Form 10-Q for the quarter ended January 31, 2015, once all offices have been opened for the 2015 tax season.

Use of Estimates

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period, to prepare these condensed consolidated financial statements and accompanying notes in conformity with GAAP. Actual results could differ from those estimates.

Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360). This update changes the criteria for reporting discontinued operations for all public and nonpublic entities as well as requiring new disclosures about discontinued operations and disposals of components of an entity that do not qualify for discontinued operations reporting. Public business entities should apply the amendments in this update prospectively to all disposals of components of an entity and all business or nonprofit activities that, on acquisition, are classified as held-for-sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.
In May, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on May 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Foreign Operations

Canadian operations contributed $788 thousand and $520 thousand in revenues for the three months ended July 31, 2014 and 2013, respectively.

(2) Accounts and Notes Receivable

The Company provides financing to franchisees for the purchase of franchises, clusters of territories, Company-owned offices, and for working capital and equipment needs. The franchise-related notes generally are payable over five years and the working capital and equipment notes generally are due within one year. Most notes bear interest at 12%.  Activity related to notes receivable for the three months ended July 31, 2014 and 2013 and for the fiscal year ended April 30, 2014 was as follows:

	July 31, 2014	July 31, 2013	April 30, 2014
	(In thousands)
Balance at beginning of period	$84,494	$89,340	$89,340
Notes received for:
Sales of franchises and clusters of territories	1,035	825	8,032
Sales of certain assets to franchisees and ADs	2,535	695	11,714
Franchisee to franchisee note assumptions	1,236	1,821	9,421
Working capital and equipment loans to franchisees	8,505	7,296	76,012
Refinancing of accounts receivable	—	4,897	7,176
	13,311	15,534	112,355
Repayment of notes	(4,896)	(2,631)	(95,469)
Notes canceled	(3,965)	(4,677)	(21,325)
Foreign currency adjustment	47	(68)	(407)
Balance at end of period	88,991	97,498	84,494
Unrecognized revenue portion of notes receivable	(39,134)	(37,983)	(39,701)
Notes receivable, net of unrecognized revenue	$49,857	$59,515	$44,793

Notes receivable, net of unrecognized revenue are presented in the consolidated balance sheets as follows:

	July 31, 2014	July 31, 2013	April 30, 2014
	(In thousands)
Notes receivable, current portion	$32,861	$32,470	$27,715
Notes receivable, excluding current portion, net of allowance for doubtful accounts	15,575	25,106	15,824
Long-term allowance for doubtful accounts	1,421	1,939	1,254
Notes receivable, net of unrecognized revenue	$49,857	$59,515	$44,793

Most of the notes receivable are due from the Company's franchisees and area developers ("ADs") and are collateralized by the underlying franchise and, when the franchise or AD is an entity, are guaranteed by the owners of the respective entity. The debtors' ability to repay the notes is dependent upon both the performance of the tax preparation industry as a whole and the individual franchisees' or ADs' areas.
The refinancing of accounts receivable resulted from a franchisee electing to deliver to the Company a promissory note for past-due royalties and advertising fees that had previously been recorded as accounts receivable in the consolidated financial statements. Effective October 1, 2013, the Company reduced the interest rate on its past due accounts receivable from 18% to 12% and ceased its practice of refinancing accounts receivable into notes receivable.
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
Unrecognized revenue relates to the financed portion of franchise fees and AD fees and, in the case of sales of Company-owned offices, the financed portion of gains related to these sales in each case where revenue has not yet been recognized. For franchise fees and gains related to the sale of Company-owned offices, revenue is recorded as note payments are received by the Company. Payments on AD fee notes receivable generate a corresponding increase in deferred revenue, which is amortized into revenue over the life of the AD contract, historically 10 years. The Company recently changed the term of new and renewal AD contracts to 6 years and the revenue for these contracts will be recognized over that period, subject to the receipt of cash.
Accounts and notes receivable include royalties billed that relate to territories operated by franchisees located in AD territories and a portion of those accounts and notes are payable to the AD. The Company has recorded amounts payable to ADs for their share of these receivables of $9.2 million, $9.9 million, and $18.2 million at July 31, 2014, July 31, 2013, and April 30, 2014, respectively.
At July 31, 2014, the Company had unfunded lending commitments for working capital loans to franchisees and area developers of $17.9 million.

Allowance for Doubtful Accounts
Management believes that the recorded allowance is adequate based upon its consideration of the estimated value of the franchises and AD areas supporting the receivables. Any adverse change in the tax preparation industry or the individual franchisees' or ADs' areas could affect the Company's estimate of the allowance.

Activity in the allowance for doubtful accounts for the three months ended July 31, 2014 and 2013 was as follows:

	Three Months Ended July 31,
	2014	2013
	(In thousands)
Balance at beginning of period	$6,850	$6,684
Provision for doubtful accounts	1,456	1,562
Write-offs	(1,212)	(1,812)
Foreign currency adjustment	11	(14)
Balance at end of period	$7,105	$6,420
The allocation of the allowance for doubtful accounts between long-term and short-term as of July 31, 2014, July 31, 2013, and April 30, 2014 was as follows:

	July 31, 2014	July 31, 2013	April 30, 2014
	(In thousands)
Short-term	$5,684	$4,481	$5,596
Long-term	1,421	1,939	1,254
Total allowance for doubtful accounts	$7,105	$6,420	$6,850

Management considers accounts and notes receivable to be impaired if the net amounts due exceed the fair value of the underlying franchise and estimates an allowance for doubtful accounts based on that excess. Net amounts due include contractually obligated accounts and notes receivable plus accrued interest, net of unrecognized revenue, reduced by the allowance for uncollected interest, amounts due ADs, related deferred revenue, and amounts owed to the franchisee by the Company. In establishing the fair value of the underlying franchise, management considers net fees of open offices earned during the most recently completed tax season and the number of unopened offices.
The allowance for doubtful accounts at July 31, 2014, July 31, 2013, and April 30, 2014 was allocated as follows:

	July 31, 2014	July 31, 2013	April 30, 2014
	(In thousands)
Impaired:
Notes receivable, including interest, net of unrecognized revenue	$7,760	$8,596	$9,221
Accounts receivable	5,247	5,112	6,083
Less allowance for uncollected interest, amounts due ADs, related deferred revenue, and amounts due franchisees	(2,184)	(2,119)	(2,592)
Net amount due	$10,823	$11,589	$12,712

Allowance for doubtful accounts for impaired notes and accounts receivable	$5,425	$5,537	$6,131

Non-impaired:
Notes receivable, including interest, net of unrecognized revenue	$44,306	$54,089	$38,965
Accounts receivable	27,813	21,082	37,050
Less allowance for uncollected interest, amounts due ADs, related deferred revenue, and amounts due franchisees	(11,017)	(12,259)	(19,381)
Net amount due	$61,102	$62,912	$56,634

Allowance for doubtful accounts for non-impaired notes and accounts receivable	$1,680	$883	$719

Total allowance for doubtful accounts	$7,105	$6,420	$6,850

The Company’s average investment in impaired notes receivable during the three months ended July 31, 2014 and 2013 was $8.5 million and $9.0 million, respectively.

Analysis of Past Due Receivables
The breakdown of accounts and notes receivable past due at July 31, 2014 was as follows:

	Total Past Due	Allowance for Uncollected Interest	Current	Total Receivables
	(In thousands)
Accounts receivable	$30,681	$(2,323)	$2,379	$30,737
Notes and interest receivable, plus long-term allowance for doubtful accounts	15,496	(815)	36,570	51,251
Total accounts, notes and interest receivable	$46,177	$(3,138)	$38,949	$81,988

Accounts receivable are considered to be past due if unpaid after 30 days and notes receivable are considered past due if unpaid after 90 days, at which time the notes are put on nonaccrual status. The Company’s investment in notes receivable on nonaccrual status at July 31, 2014, July 31, 2013, and April 30, 2014 was $14.7 million, $7.7 million, and $10.8 million, respectively. Payments received on notes in nonaccrual status are applied to interest income first until the note is current and then to the principal note balance. Nonaccrual notes that are paid current are moved back into accrual status during the next annual review.

(3) Investments

During fiscal 2013, the Company purchased corporate equity securities, as a strategic investment in a business partner, for $3.0 million and classified them as available for sale.  At July 31, 2013, the fair value of this investment was $4.0 million and the unrealized gain, net of tax, was $619 thousand. These securities were sold at a gain during fiscal 2014.

(4) Goodwill and Intangible Assets
Changes in the carrying amount of goodwill for the three months ended July 31, 2014 and 2013 were as follows:

	July 31, 2014	July 31, 2013
	(In thousands)
Balance at beginning of period	$2,997	$5,685
Acquisitions of assets from franchisees	—	1,721
Disposals and foreign currency changes, net	12	(414)
Impairments	—	—
Balance at end of period	$3,009	$6,992
Components of intangible assets were as follows as of July 31, 2014, July 31, 2013, and April 30, 2014:

	July 31, 2014
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Amortizable intangible assets:
Acquired customer lists	6 years	$4,816	$(1,356)	$3,460
Assets acquired from franchisees:
Customer lists	4 years	677	(442)	235
Reacquired rights	2 years	601	(392)	209
AD rights	10 years	12,419	(3,537)	8,882
Total intangible assets		$18,513	$(5,727)	$12,786

	July 31, 2013
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Amortizable intangible assets:
Acquired customer lists	7 years	1,603	(299)	$1,304
Assets acquired from franchisees:
Customer lists	4 years	2,419	(644)	1,775
Reacquired rights	2 years	2,098	(1,169)	929
AD rights	10 years	11,883	(2,614)	9,269
Total intangible assets		$18,003	$(4,726)	$13,277

	April 30, 2014
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Amortizable intangible assets:
Acquired customer lists	6 years	$4,816	$(995)	$3,821
Assets acquired from franchisees:
Customer lists	4 years	551	(387)	164
Reacquired rights	2 years	481	(338)	143
AD rights	10 years	13,641	(3,474)	10,167
Total intangible assets		$19,489	$(5,194)	$14,295
During the three months ended July 31, 2014, the Company acquired the assets of various Canadian franchisees for $235 thousand.  During the three months ended July 31, 2013, the Company acquired the assets of U.S. and Canadian franchisees for $3.2 million and recorded a bargain purchase gain of $320 thousand. These acquisitions were accounted for as business combinations, with all value allocated to intangible assets. The purchase price of assets acquired from franchisees during the three months ended July 31, 2014 and 2013 was allocated as follows:

	Three Months Ended July 31,
	2014	2013
	(In thousands)
Customer lists and reacquired rights	$235	$1,434
Goodwill	—	1,721
Total	$235	$3,155

(5) Assets Held For Sale
At the end of the fourth quarter of fiscal 2014, assets acquired from U.S. franchisees were classified as assets held for sale. During the three months ended July 31, 2014, the Company acquired $1.7 million in assets from U.S. franchisees. These acquisitions were accounted for as business combinations, with the value allocated to customer lists and reacquired rights of $888 thousand and goodwill of $794 thousand.  The acquired businesses are operated as Company-owned offices until a buyer is located and a new franchise agreement is entered into.

Changes in the carrying amount of assets held for sale for the three months ended July 31, 2014 were as follows:

2014
(In thousands)
Balance at beginning of period	$4,413
Acquisitions of assets from franchisees	1,682
Dispositions	(670)
Balance at end of period	$5,425

(6) Debt

The Company has a credit facility that consists of a $25.0 million term loan and a revolving credit facility that currently allows borrowing of up to $143.4 million.  Outstanding borrowings accrue interest at one-month London Interbank Offered Rate (LIBOR) plus a margin ranging from 1.50% to 2.25% depending on the Company’s leverage ratio. At July 31, 2014, the interest rate was 1.78%, and the average interest rate paid during the three months ended July 31, 2014 was also 1.78%. The indebtedness is collateralized by substantially all the assets of the Company and both loans mature on April 30, 2017.  The credit facility contains certain financial covenants that the Company must meet, including leverage and fixed-charge coverage ratios as well as minimum net worth requirements.  The Company was in compliance with the financial covenants at July 31, 2014.
Debt at July 31, 2014, July 31, 2013, and April 30, 2014 consisted of the following:

	July 31, 2014	July 31, 2013	April 30, 2014
	(In thousands)
Credit Facility:
Revolver	$13,822	$16,505	$—
Term loan	21,250	23,281	21,875
	35,072	39,786	21,875
Amounts due to former ADs and mortgages	2,895	4,272	6,613
	37,967	44,058	28,488
Less: current portion	(3,042)	(3,918)	(6,797)
Long-term debt	$34,925	$40,140	$21,691

(7) Income Taxes

The Company computes its provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.

(8) Stockholders’ Equity

Stockholders' Equity Activity
During the three months ended July 31, 2014 and 2013, activity in stockholders’ equity was as follows:

	2014	2013
	(In thousands)
Class A common shares issued from the exercise of stock options	283	99
Proceeds from exercise of stock options	$4,543	$1,492
Class A common shares repurchased	881	51
Payments for repurchased shares	$22,620	$863
Tax benefit of stock option exercises	$3,509	$258

Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income at July 31, 2014, July 31, 2013, and April 30, 2014 were as follows.

	July 31, 2014	July 31, 2013	April 30, 2014
	(In thousands)
Foreign currency adjustment	$184	$666	$66
Unrealized gain on available-for-sale securities, net of taxes of $0, $381 and $0, respectively	—	619	—
Total accumulated other comprehensive income	$184	$1,285	$66

Net Income (Loss) per Share

Net income (loss) per share of Class A and Class B common stock is computed using the two-class method. Basic net income (loss) per share is computed by allocating undistributed earnings to common shares and participating securities (exchangeable shares) and using the weighted-average number of common shares outstanding during the period.  Undistributed losses are not allocated to participating securities because they do not meet the required criteria for such allocation.

Diluted net income (loss) per share is computed using the weighted-average number of common shares and, if dilutive, the potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options. The dilutive effect of outstanding stock options is reflected in diluted earnings per share by application of the treasury stock method. Additionally, the computation of the diluted net income (loss) per share of Class A common stock assumes the conversion of Class B common stock and exchangeable shares, if dilutive, while the diluted net loss per share of Class B common stock does not assume conversion of those shares.

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
The computation of basic and diluted net loss per share for the three months ended July 31, 2014 and 2013 were as follows:

	Three Months Ended July 31, 2014
	Class A	Class B
	Common Stock	Common Stock
	(in thousands, except for share and per share amounts)
Basic and diluted net loss per share:
Numerator
Allocation of undistributed losses	$(8,039)	$(605)
Denominator
Weighted-average common shares outstanding	11,967,273	900,000

Basic and diluted net loss per share	$(0.67)	$(0.67)

	Three Months Ended July 31, 2013
	Class A	Class B
	Common Stock	Common Stock
	(in thousands, except for share and per share amounts)
Basic and diluted net loss per share:
Numerator
Allocation of undistributed losses	$(5,513)	$(414)
Denominator
Weighted-average common shares outstanding	11,995,286	900,000

Basic and diluted net loss per share	$(0.46)	$(0.46)

As a result of the net losses for the periods, diluted net loss per share excludes the impact of shares of potential common stock from the exercise of options to purchase 1,238,655 and 2,256,567 shares for the three months ended July 31, 2014 and 2013, respectively, because the effect would be antidilutive.

(9) Stock Compensation Plans

Stock Options

In August 2011, the Board of Directors approved the JTH Holding, Inc. 2011 Equity and Cash Incentive Plan. Employees and outside directors are eligible to receive awards and a total of 2,500,000 shares of Class A common stock were authorized for grant under the plan. At July 31, 2014, 1,649,902 shares of Class A common stock remain available for grant. There were no options granted during the three months ended July 31, 2014.
Stock option activity during the three months ended July 31, 2014 was as follows:

	Number of options	Weighted average exercise price
Balance at beginning of period	1,940,406	$16.68
Granted	—	—
Exercised	(283,115)	16.05
Canceled	(3,850)	15.00
Balance at end of period	1,653,441	16.79

Intrinsic value is defined as the market value of the stock less the cost to exercise. The total intrinsic value of options exercised during the three months ended July 31, 2014 was approximately $4.6 million. The total intrinsic value of stock options outstanding at July 31, 2014 was $30.3 million. Stock options vest from six months to five years from the date of grant and expire five years after the vesting date.
Nonvested stock options (options that had not vested in the period reported) activity during the three months ended July 31, 2014 was as follows:

	Nonvested options	Weighted average exercise price
Balance at beginning of period	485,000	$20.92
Granted	—	—
Vested	(45,000)	20.19
Canceled	—	—
Balance at end of period	440,000	21.00

At July 31, 2014, unrecognized compensation costs related to nonvested stock options were $2.7 million. These costs are expected to be recognized from fiscal 2015 through fiscal 2019.
The following table summarizes information about stock options outstanding and exercisable at July 31, 2014:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of shares outstanding at	Weighted average exercise price	Weighted average remaining contractual life (in years)	Number of options exercisable at	Weighted average exercise price
	July 31, 2014			July 31, 2014
$10.50	$35,000	$10.50	1.5	35,000	$10.50
14.00-16.50	955,182	15.04	2.8	915,182	15.04
15.00	110,003	15.00	3.6	110,003	15.00
16.38-19.75	378,256	17.99	4.1	153,256	17.12
26.18	175,000	26.18	7.5	—	—
	1,653,441	16.79		1,213,441	15.27

During the fiscal year ended April 30, 2013, the settlement of certain stock option transactions caused a change in the classification of the related outstanding stock options to liability instruments from equity instruments, which resulted in an increase in stock compensation expense of $2.6 million. At April 30, 2013, the value of the liability for the 997,824 options that changed classifications from equity to liability instruments was $5.1 million. On June 11, 2013, the Company's board of directors voted to prohibit those types of transactions, therefore, the Company reclassified the stock options back to equity instruments, resulting in a reduction to stock compensation expense of $872 thousand. The liability was removed and the remainder was reclassified to additional paid-in capital.

Restricted Stock Units

There were no restricted stock units granted during the three months ended July 31, 2014. Restricted stock activity during the three months ended July 31, 2014 was as follows:

	Number of RSUs	Weighted average fair value at grant date
Balance at beginning of period	21,445	$16.87
Granted	—	—
Vested	—	—
Canceled	—	—
Balance at end of period	21,445	16.87

At July 31, 2014, unrecognized compensation costs related to restricted stock units were $114 thousand. These costs are expected to be recognized during fiscal 2015 and fiscal 2016.

(10) Fair Value of Financial Instruments

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

The Company measures or monitors certain of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for those assets and liabilities for which fair value is the primary basis of accounting. Other assets and liabilities are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. At July 31, 2014, July 31, 2013, and April 30, 2014, the following tables present, for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis (in thousands):

	July 31, 2014
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Nonrecurring:
Impaired accounts and notes receivable	$6,217	$—	$—	$6,217

	July 31, 2013
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Recurring:
Available-for-sale securities	$4,001	$4,001	$—	$—
Nonrecurring:
Impaired accounts and notes receivable	7,041	—	—	7,041
Total recurring and nonrecurring assets	$11,042	$4,001	$—	$7,041

	April 30, 2014
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Recurring:
Cash equivalents	$42,918	$42,918	$—	$—
Nonrecurring:
Impaired accounts and notes receivable	7,747	—	—	7,747
Impaired goodwill	86	—	—	86
Impaired reacquired rights	42	—	—	42
Impaired customer lists	52	—	—	52
Assets held for sale	4,413	—	—	4,413
Total nonrecurring assets	12,340	—	—	12,340
Total recurring and nonrecurring assets	$55,258	$42,918	$—	$12,340

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of level 1 or 2 requiring fair value measurements for the three months ended July 31, 2014.

The Company uses the following methods and assumptions to estimate the fair value of financial instruments.

Cash equivalents: The carrying amounts approximate fair value because of the short maturity of these instruments. Cash equivalent financial instruments consist of money market accounts.

Available-for-sale securities: Available-for-sale securities are carried at their aggregate fair value. Fair values for available-for-sale securities are based on published market prices.

Impaired accounts and notes receivable: Management considers notes receivable to be impaired if the net amounts due exceed the fair value of the underlying franchise. In establishing the estimated fair value of the underlying franchise, consideration is given to the net fees of open offices and the number of unopened offices.

Impaired goodwill, reacquired rights, and customer lists: Management considers goodwill, reacquired rights, and customer lists associated with a Company-owned office, to be impaired if the net carrying amount exceeds the fair value of the underlying office. In establishing the fair value of the underlying office, consideration is given to the net fees of the underlying office.

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

Receivables other than notes, other current assets, accounts payable, and accrued expenses, and due to ADs: The carrying amounts approximate fair value because of the short maturity of these instruments (Level 3).

Notes receivable: The carrying amount of the Company’s notes receivable approximates fair value because the interest rate charged by the Company on these notes approximates rates currently offered by local lending institutions for loans of similar terms to individuals/entities with comparable credit risk (Level 3).

Long-term debt: Because the Company's long-term debt has a variable interest component, the carrying amount approximates fair value (Level 2).

(11) Related Party Transactions
The Company considers directors and their affiliated companies as well as executive officers and members of their immediate family to be related parties. For the three months ended July 31, 2014 and 2013, the Company repurchased common stock from related parties as follows:

	2014	2013
Common stock repurchases:
Number of shares	880,248	36,301
Amount	$22,594,294	$600,030

(12) Commitments and Contingencies

ERC class action litigation. The Company was sued in November 2011 in federal courts in Arkansas, California, Florida and Illinois, and additional lawsuits were filed in federal courts in January 2012 in Maryland and North Carolina, in February 2012 in Wisconsin, and in May 2012 in New York and Minnesota, since the initial filings. In April 2012, a motion to consolidate all of the then-pending cases before a single judge in federal court in the Northern District of Illinois was granted, and in June 2012, the plaintiffs filed a new complaint in the consolidated action. The consolidated complaint alleges that an electronic refund check ("ERC") represents a form of refund anticipation loan ("RAL") because the taxpayer is "loaned" the tax preparation fee, and that an ERC is therefore subject to federal truth-in-lending disclosure and state law requirements regulating RALs. The plaintiffs therefore allege violations of state-specific RAL and other consumer statutes. The lawsuit purports to be a class action, and the plaintiffs allege potential damages in excess of $5.0 million, but the Company may be able to recover any damages from the providers of the financial products that designed the programs and related disclosures. The Company is aware that virtually identical lawsuits have been filed against several of its competitors. The Company has not concluded that a loss related to this matter is probable, nor has the Company accrued a loss contingency related to this matter. The Company believes it has meritorious defenses to the claims in this case, and intends to defend the case vigorously, but there can be no assurances as to the outcome or the impact on the Company's consolidated financial position, results of operations and cash flows. The case is at an early procedural stage, and the Company is presently appealing a ruling related to the ability to arbitrate certain of the claims.

TCPA class action litigation. The Company was sued in September 2013 in federal court in Illinois in connection with alleged violations of the Telephone Consumer Protection Act. Plaintiff alleges that the Company inappropriately made autodialed telephone calls to cellular telephones, seeks the certification of a nationwide class action, and claims statutory damages of $500-$1,500 per violation. The Company tendered the defense of this litigation to a third party entity that had contracted with the Company to solicit potential franchisees, and that third party entity has acknowledged its defense and indemnification obligations to the Company. However, because the third party contractor may not have the financial resources to satisfy its defense and indemnity obligations, the Company has concluded that it cannot rely fully upon the fulfillment of those obligations. The Company has not concluded that a loss related to this matter is probable, nor has the Company accrued a loss contingency related to this matter. The Company intends to defend the case vigorously, but there can be no assurances as to the outcome or the impact on the Company's consolidated financial position, results of operations and cash flows. The case is at an early procedural stage.

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

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements concerning our business, operations, financial performance, and condition as well as our plans, objectives, and expectations for our business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, projections about our business and the industry in which we operate, and our management’s beliefs and assumptions. They are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. Factors that may cause such differences include, but are not limited to, the risks described under “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2014 and risks described in all other filings with the Securities and Exchange Commission, including:

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

•	government initiatives to pre-populate income tax returns;

•	increased regulation of the products and services that we offer;

•	the possible characterization of refund transfers as a form of loan or extension of credit;

•	changes in the tax settlement products offered to our customers that make our services less attractive to customers or more costly to us;

•	our ability to maintain relationships with our tax settlement product service providers;

•	our ability and the ability of our franchisees to comply with regulatory requirements;

•	the ability of our franchisees to open new territories and operate them successfully;

•	the ability of our franchisees to generate sufficient revenue to repay their indebtedness to us;

•	our ability to manage Company-owned offices and tax kiosks;

•	our exposure to litigation;

•	our ability and our franchisees’ ability to protect customers’ personal information, including from a cyber-security incident;

•	our ability to access the credit markets and satisfy our covenants to lenders;

•	challenges in deploying accurate tax software in a timely way each tax season;

•	competition in the tax preparation market;

•	the effect of federal and state legislation that affects the demand for paid tax preparation, such as the Affordable Care Act and potential immigration reform;

•	our reliance on technology systems, including the deployment of our NextGen project and electronic communications;

•	our ability to deploy our NextGen software in a timely manner and with all the features our customers require;

•	the impact of any acquisitions or dispositions, including our ability to integrate acquisitions and capitalize on their anticipated synergies; and

•
risks relating to our management's determination that there was a material weakness in our internal control over financial reporting, and as a result that our disclosure controls and procedures were not effective during periods at and prior to January 31, 2014.

Potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. These forward-looking statements speak only as of the date of this quarterly report. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. A potential investor or other vendor should, however, review the factors and risks we describe in the reports we will file from time to time with the U.S. Securities and Exchange Commission ("SEC") after the date of this quarterly report.

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

Approximately 58% of our revenue for fiscal 2014 was derived from franchise fees, area developer fees, royalties and advertising fees. For this reason, continued growth in and seasoning of our franchise locations is viewed by management as the key to our future performance. During the 2014 tax season, we and our franchisees operated 4,438 tax offices.

Our revenue primarily consists of the following components:

•
Franchise Fees: Our standard franchise fee per territory is $40,000 and we offer our franchisees flexible structures and financing options for franchise fees. Franchise fee revenue is recognized when our obligations to prepare the franchisee for operation are substantially complete and as cash is received.

•
AD Fees: Our fees for AD areas vary based on our assessment of the revenue potential of each AD area and also depend on the performance of any existing franchisees within the AD area being sold. AD fees received are recognized as revenue on a straight-line basis over the initial contract term of each AD agreement with the cumulative amount of revenue recognized not to exceed the amount of cash received. The length of our AD agreements has historically been ten years. The Company recently changed the term of new and renewal AD contracts to 6 years and the revenue for these contracts will be recognized over that period, subject to the receipt of cash.

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

•
Financial Products: We offer tax settlement financial products to our customers. The refund transfer products provide a means by which a customer may receive his or her refund more quickly and conveniently. We earn fees from the use of these financial products.

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

•	Tax Preparation Fees: We also earn tax preparation revenue directly from both the operation of Company-owned offices and providing tax preparation services through our online tax return products.

For purposes of this section and throughout this quarterly report, all references to “fiscal 2015” and “fiscal 2014” refer to our fiscal years ended April 30, 2015 and 2014, respectively, and corresponding references to fiscal quarters are references to quarters within those fiscal years. For purposes of this section and throughout this quarterly report, all references to “year” or “years” are the respective fiscal year or years ended April 30 unless otherwise noted in this quarterly report, and all references to “tax season” refer to the period between January 1 and April 30 of the referenced year.

Results of Operations
The table below shows results of operations for the three months ended July 31, 2014 and 2013.

	Three Months Ended July 31,
			Change
	2014	2013	$	%
	(dollars in thousands)
Total revenue	$7,839	$8,065	$(226)	(3)%
Loss from operations	(14,023)	(9,380)	(4,643)	(49)%
Net loss	(8,644)	(5,927)	(2,717)	(46)%

Revenue. The table below sets forth the components and changes in our revenue for the three months ended July 31, 2014 and 2013.

	Three Months Ended July 31,
			Change
	2014	2013	$	%
	(dollars in thousands)
Franchise fees	$704	$1,039	$(335)	(32)%
AD fees	1,825	1,803	22	1%
Royalties and advertising fees	1,694	1,449	245	17%
Financial products	457	449	8	2%
Interest income	2,194	2,234	(40)	(2)%
Tax preparation fees, net of discounts	515	386	129	33%
Other revenue	450	705	(255)	(36)%
Total revenue	$7,839	$8,065	$(226)	(3)%

Total revenue decreased by $226 thousand for the three months ended July 31, 2014, representing a 3% decrease from the prior year period. The largest components of the decrease were:

•
A $335 thousand decrease in franchise fees primarily due to a decrease in franchise fee note payments from previous years' sales received during the first quarter of fiscal 2015 as compared to the same period in fiscal 2014 because Internal Revenue Service payments from the 2013 tax season carried over into the first quarter of fiscal 2014. Franchise fee revenue is recognized as cash is received, which is subject to volatility due to the timing of receipts. Cash received in a quarter includes payments for sales that were made in prior periods, but were financed with notes receivable.

•
A $255 thousand decrease in other revenue, consisting primarily of lower gains on bargain purchases of Company-owned offices during the first quarter of fiscal 2015 as compared to the same period in fiscal 2014, when we purchased eight Company-owned stores and recorded a bargain purchase gain of $320 thousand.

These decreases in revenue were partially offset by an increase of $245 thousand in royalties and advertising fees, which was driven primarily by both an increase in the average net fee per tax return filed and the number of returns filed by our franchised offices during the first quarter of fiscal 2015. Also, our royalties and advertising fees from Canadian franchisees increased due to a delay in the Canadian tax season during fiscal 2014 that pushed some of that revenue into our fiscal first quarter.

Operating expenses.    The table below details the amounts and changes in our operating expenses for the three months ended July 31, 2014 and 2013.

	Three Months Ended July 31,
			Change
	2014	2013	$	%
	(dollars in thousands)
Employee compensation and benefits	$8,415	$6,089	$2,326	38%
Selling, general, and administrative expenses	7,525	6,266	1,259	20%
AD expense	741	828	(87)	(11)%
Advertising expense	2,882	2,684	198	7%
Depreciation, amortization, and impairment charges	2,299	1,578	721	46%
Total operating expenses	$21,862	$17,445	$4,417	25%

Our total operating expenses increased by $4.4 million for the three months ended July 31, 2014, compared to the same period in fiscal 2013, representing a 25% increase. The largest components of the increase were:

•
A $2.3 million increase in employee compensation and benefits primarily attributed to a one-time $872 thousand reduction in stock compensation expense in the first quarter of fiscal 2014 related to the change from liability classified awards to equity classified awards, executive severance of $483 thousand recorded in the first quarter of fiscal 2015, along with salary increases related to both increases in number of employees and salary increases and additional stock compensation expenses of $681 thousand during the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014.

•
A $1.3 million increase in selling, general, and administrative expenses caused primarily by an increase in professional fees, computer supply and software, and travel expenses related to sales of franchises and our 2015 tax season programs and initiatives, as well as an increase in rent, largely related to lease buyouts due to our decision to close Company-owned offices in unprofitable locations.

•	A $721 thousand increase in depreciation, amortization, and impairment charges because we put a portion of our NextGen tax software into service during the third quarter of fiscal 2014.

Income tax benefit. We recorded income tax benefits with effective rates of 39.7% and 38.5% during the three months ended July 31, 2014 and 2013, respectively. The increased rate was primarily due to the expiration of the R&D credit, which has not yet been renewed for fiscal 2015. Due to the seasonal nature of our business, we expect the losses we incur through the first eight months of a fiscal year will be more than offset by the results of the last four months.

Growth in the number of returns prepared. In our April 30, 2014 Annual Report on Form 10-K the percentage growth in the number of returns prepared in our U.S. offices was not reported. We and our franchisees prepared a total of approximately 1.9 million returns in our U.S. offices in the 2014 tax season, which was an increase of 5% from the 2013 tax season.

Liquidity and Capital Resources

Overview of factors affecting our liquidity

Seasonality of cash flow. Our tax return preparation business is seasonal, and most of our revenue and cash flow is generated during tax season, the period from January 1 through April 30. Between tax seasons, we rely significantly on excess operating cash flow from the previous season, on cash payments made by franchisees and ADs who purchase new territories and areas prior to the next tax season, and on the use of our credit facility to fund our operating expenses and invest in the future growth of our business. Our business has historically generated a strong cash flow from operations on an annual basis. We devote a significant portion of our cash resources during the off season to finance the working capital needs of our franchisees. We have also incurred significant expenditures in the development of our NextGen tax software.

Credit facility. Our credit facility consists of a $25.0 million term loan and a revolving credit facility that presently allows maximum borrowing of $143.4 million. The term loan amortizes on a quarterly basis and matures on April 30, 2017; the revolving loan also expires on that date.  The outstanding borrowings on both loans accrue interest at an adjusted one month

LIBOR rate plus a margin that varies from 1.50% to 2.25%, depending on our leverage ratio. The interest rate was 1.78% at July 31, 2014. This indebtedness is collateralized by substantially all of our assets, including the assets of our subsidiaries.

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

We were in compliance with our financial covenants as of July 31, 2014.

Franchisee lending and potential exposure to credit loss. A substantial portion of our cash flow during the year is utilized to provide funding to our franchisees and ADs.  At July 31, 2014, our total balance of loans to franchises and ADs for working capital and equipment loans, representing cash amounts we had advanced to the franchisees and ADs, was $19.1 million. In addition, at that date, our franchisees and ADs together owed us $62.8 million, net of unrecognized revenue of $39.1 million, for amounts representing the unpaid purchase price for franchise territories or areas comprising clusters of territories and other amounts owed to us for royalties and other amounts for which our franchisees and ADs had outstanding payment obligations.

Our actual exposure to potential credit loss associated with franchisee indebtedness is less than the aggregate amount of those loans because a significant portion of those loans are to franchisees located within AD areas, where our AD is ultimately entitled to a substantial portion of the franchise fee and royalty revenues represented by some of these loans. For this reason, the amount of indebtedness of franchisees to us is effectively offset in part by our related payable obligation to ADs with respect to franchise fees and royalties. As of July 31, 2014, the total indebtedness of franchisees to us where the franchisee is located in an AD area was $52.0 million, but $9.2 million of that indebtedness represents amounts ultimately payable to ADs as their share of franchise fees and royalties.

Our franchisees make electronic return filings for their customers utilizing our proprietary technology. Our franchise agreement allows us to obtain repayment of amounts due to us from our franchisees through an electronic fee intercept program before our franchisees receive net proceeds from tax preparation and other fees they have charged to their customers on tax returns associated with tax settlement financial products. Therefore, we are able to minimize the nonpayment risk associated with amounts outstanding from franchisees by obtaining direct electronic payment in the ordinary course throughout the tax season. Our credit risk associated with amounts outstanding from ADs is also mitigated by our electronic fee intercept program, which enables us to obtain repayments of amounts that would otherwise flow through to ADs as their share of franchisee fee and royalty payments, to the extent of an AD’s indebtedness to us.

The unpaid amounts owed to us from our franchisees and ADs are collateralized by the underlying franchise or area and, when the franchise or area owner is an entity, are generally guaranteed by the related owners of the respective entity. Accordingly, to the extent a franchisee or AD does not satisfy its payment obligations to us, we may repossess the underlying franchise or area in order to resell it in the future. At July 31, 2014, we had an investment in impaired accounts and notes receivable and related interest receivable of approximately $10.8 million. We consider accounts and notes receivable to be impaired if the amounts due exceed the fair value of the underlying franchise and estimate an allowance for doubtful accounts based on that excess. Amounts due include the recorded value of the accounts and notes receivable reduced by the allowance for uncollected interest, amounts due to ADs for their portion of franchisee receivables, any related unrecognized revenue and amounts owed to the franchisee or AD by us. In establishing the fair value of the underlying franchise, we consider net fees of open territories and the number of unopened territories. At July 31, 2014, we have recorded an allowance for doubtful accounts for impaired accounts and notes receivable of $5.4 million. There were no significant concentrations of credit risk with any individual franchisee or AD as of July 31, 2014. We believe our allowance for doubtful accounts as of July 31, 2014 is adequate for our existing loss exposure. We closely monitor the performance of our franchisees and ADs and will adjust our allowances as appropriate if we determine the existing allowances are inadequate to cover estimated losses.

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

Sources and uses of cash

Operating activities. In the first three months of fiscal 2015, we used $8.2 million more cash in our operating activities compared to the first three months of fiscal 2014 primarily due to higher income tax payments because income taxes due for fiscal 2014 and paid in the first three months of fiscal 2015 were $3.9 million more than the amount due for fiscal 2013 and paid in the first three months of fiscal 2014. Also, income taxes receivable increased $3.3 million due to an increase in the tax benefit of stock option exercises. Furthermore, we made higher payments of $1.6 million to our ADs because we had more cash collections in April 2014 from our franchisees that were paid ADs in the first three months of fiscal 2015 than were collected in April 2013 and paid ADs in the first three months of fiscal 2014, resulting from improved improved performance.

Investing activities. In the first three months of fiscal 2015, we utilized $1.9 million less in cash for investing activities compared to the same period in fiscal 2014. The items that contributed to this decrease include a combined $2.7 million decrease in cash used to purchase AD rights and Company-owned offices and increase in cash received from sales of Company-owned offices and AD rights. This item was partially offset by a net increase of $883 thousand in the amount of operating loans issued to franchisees net of payments received from franchisees.

Financing activities. In the first three months of fiscal 2015, we generated $20.7 million less cash from financing activities compared to the same period of fiscal 2014, predominantly because we utilized $21.8 million more for common stock repurchases, of which $20.0 million occurred in a privately negotiated transaction with an affiliate.

Future cash needs and capital requirements

Operating cash flow needs. We believe our cash from operations and our current credit facility will be sufficient to support our cash flow needs for the foreseeable future. At July 31, 2014, using the leverage ratio applicable under our loan covenants at the end of the quarter, our maximum unused borrowing capacity was $100.1 million.

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

Several factors could affect our cash flow in future periods, including the following:

•	The extent to which we extend additional operating financing to our franchisees and ADs, beyond the levels of prior periods,

•	The extent and timing of remaining expenditures related to our NextGen tax software,

•	The cash flow effects of exercises of expiring stock options if the underlying stock continues to have a market price significantly in excess of the exercise price of those options,

•	The extent to which we engage in stock repurchases,

•	Our ability to generate fee and other income related to tax settlement products in light of regulatory pressures on us and our business partners,

•
The extent to which we repurchase AD areas, which will involve the use of cash in the short-term, but improve cash receipts in future periods from what would have been the AD's share of royalties and franchise fees,

•	The extent, if any, to which our Board of Directors elects to declare dividends on our common stock.

Effect of our credit facility covenants on our future performance. Our credit facility, which matures on April 30, 2017, imposes several restrictive covenants, including a covenant that requires us to maintain a “leverage ratio” of not more than 4:1 at the end of the fiscal quarter ending January 31, and a ratio of not more than 3:1 at the end of each other fiscal quarter. The higher permitted leverage ratio at the end of the January 31 quarter reflects the fact that as of that date, we have typically extended significant credit to our franchisees for working capital and other needs that is not reflected in revenue that we receive from our franchisees until the period beginning in February each year. At July 31, 2014, our leverage ratio was 0.82:1.

We are additionally obligated to satisfy a fixed charge coverage ratio test which requires that ratio to be not less than 1.50:1 at the end of every fiscal quarter. At July 31, 2014, our fixed charge coverage ratio was 3.54:1.

We were in compliance with our financial covenants as of July 31, 2014. We expect to be able to manage our cash flow and our operating activities in such a manner that we will be able to satisfy our obligations under the revolving credit facility for the remainder of the term of that facility.

Seasonality of Operations

Given the seasonal nature of the tax return preparation business, we have historically generated and expect to continue to generate most of our revenues during the period from January 1 through April 30. In fiscal 2014 we earned 26% of our revenue during our fiscal third quarter ending January 31, and earned 90% of our revenue during the combined fiscal third and fourth quarters. We historically operate at a loss through the first eight months of each fiscal year, during which we incur costs associated with preparing for the upcoming tax season.

Off Balance Sheet Arrangements

 From time to time, we have been party to interest rate swap agreements. These swaps effectively changed the variable-rate of our credit facility into a fixed rate credit facility. Our most current interest rate swap agreements expired in March 2013 and we were not a party to an interest rate swap agreement at July 31, 2014. We may enter into interest rate swap agreements in the future if we determine that it is appropriate to hedge our interest rate risk.

We also enter into forward contracts to eliminate exposure related to foreign currency fluctuations in connection with the short-term advances we make to our Canadian subsidiary in order to fund personal income tax refund discounting for our Canadian operations. At July 31, 2014, there were no forward contracts outstanding, but we expect to enter into forward contracts in the future during the Canadian tax season.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks from those reported at April 30, 2014 in our Annual Report on Form 10-K.

ITEM 4
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2014, the Company's disclosure controls and procedures were effective in providing reasonable assurance that information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.
Changes in Internal Control over Financial Reporting

During our most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1
LEGAL PROCEEDINGS

ERC class action litigation.    The Company was sued in November 2011 in federal courts in Arkansas, California, Florida, and Illinois, and additional lawsuits were filed in federal courts in January 2012 in Maryland and North Carolina, in February 2012 in Wisconsin, and in May 2012 in New York and Minnesota. In April 2012, a motion to consolidate all of the then-pending cases before a single judge in federal court in the Northern District of Illinois was granted, and in June 2012, the plaintiffs filed a new complaint in the consolidated action. The consolidated complaint alleges that our refund transfer products formerly called electronic refund checks ("ERC") represent a form of refund anticipation loan ("RAL") because the taxpayer is "loaned" the tax preparation fee, and that the refund transfer product is, therefore, subject to federal truth-in-lending disclosure and state law requirements regulating RALs. The plaintiffs, therefore, allege violations of state-specific RAL and other consumer statutes. The lawsuit purports to be a class action, and the plaintiffs allege potential damages in excess of $5.0 million, but we may be able to recover any damages from the providers of the financial products that designed the programs and related disclosures. The Company is aware that virtually identical lawsuits have been filed against several of its competitors. The Company has not concluded that a loss related to this matter is probable, nor has the Company accrued a loss contingency related to this matter. The Company believes it has meritorious defenses to the claims in this case, and intends to defend the case vigorously, but there can be no assurances as to the outcome or the impact on the Company's consolidated financial position, results of operations, and cash flows. The case is at an early procedural stage, and the Company is presently appealing a ruling related to the ability to arbitrate certain of the claims.
TCPA class action litigation. The Company was sued in September 2013 in federal court in Illinois in connection with alleged violations of the Telephone Consumer Protection Act. Plaintiff alleges that the Company inappropriately made autodialed telephone calls to cellular telephones, seeks the certification of a nationwide class action, and claims statutory damages of $500-$1,500 per violation. The Company tendered the defense of this litigation to a third party entity that had contracted with the Company to solicit potential franchisees, and that third party entity has acknowledged its defense and indemnification obligations to the Company. However, because the third party contractor does not have the financial resources to satisfy its defense and indemnity obligations, the Company has concluded that it cannot rely fully upon the fulfillment of those obligations. The Company has not concluded that a loss related to this matter is probable nor has the Company accrued a loss contingency related to this matter. The Company intends to defend the case vigorously, but there can be no assurances as to the outcome or the impact on the Company's consolidated financial position, results of operations, and cash flows. The case is at an early procedural stage.
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

ITEM 1A
RISK FACTORS

There have been no material changes in our risk factors from those reported in our Annual Report on Form 10-K for the year ended April 30, 2014.

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuances of unregistered shares of our Class A Common Stock during the quarter ended July 31, 2014.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Our Board of Directors has approved $10 million of authorizations for share repurchases. These authorizations have no specific expiration date and cash proceeds from stock option exercises increase the amount of the authorizations. Shares repurchased from option exercises that are net-share settled by us and shares repurchased in privately negotiated transactions are not considered share repurchases under these authorizations. During the three months ended July 31, 2014, we repurchased shares from option exercises that were net-share settled by us and shares repurchased in privately negotiated transactions as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares that may Be Purchased Under the Plan as of Month End (1)
May 1 through May 31, 2014	924	$27.62	—	$8,755,590
June 1 through June 30, 2014	880,248	25.67	—	9,250,465
July 1 through July 31, 2014	—	—	—	11,129,236
Total	881,172	25.67	—

_______________________________________________________________________________

(1) During the three months ended July 31, 2014, 81,172 shares repurchased were associated with the exercise of stock options. On June 3, 2014, we repurchased 800,000 shares of our Class A common stock at $25.00 per share in a privately negotiated transaction with an affiliate. This transaction was separately approved by the Board of Directors and does not reduce the maximum value of shares that may be purchased under the share repurchase authorization.

ITEM 6
EXHIBITS

We have filed the following exhibits as part of this report:

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

4.6	Specimen Common Stock Certificate of Liberty Tax, Inc.	X

31.1	Certification of Chief Executive Officer	X

31.2	Certification of Chief Financial Officer	X

32.1(1)	Section 1350 Certification (Chief Executive Officer)	X

32.2(1)	Section 1350 Certification (Chief Financial Officer)	X

101.INS(2)	XBRL Instance Document	X

101.SCH(2)	XBRL Taxonomy Extension Schema	X

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase	X

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase	X

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

JTH HOLDING INC. (Registrant)

Dated: September 3, 2014	By:	/s/ John T. Hewitt
John T. Hewitt Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Dated: September 3, 2014	By:	/s/ Kathleen E. Donovan
Kathleen E. Donovan Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

4.6	Specimen Common Stock Certificate of Liberty Tax, Inc.	X

31.1	Certification of Chief Executive Officer	X

31.2	Certification of Chief Financial Officer	X

32.1(1)	Section 1350 Certification (Chief Executive Officer)	X

32.2(1)	Section 1350 Certification (Chief Financial Officer)	X

101.INS(2)	XBRL Instance Document	X

101.SCH(2)	XBRL Taxonomy Extension Schema	X

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase	X

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase	X

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