Form 10-Q
period 2014-10-31
Liberty Tax, Inc.
filed 2014-12-08
CIK 1528930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2014

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

The number of shares outstanding of the registrant’s Class A common stock as of December 1, 2014 was 11,783,139.

The number of shares outstanding of the registrant's Class B common stock as of December 1, 2014 was 900,000.

LIBERTY TAX, INC.

Form 10-Q for the Period Ended October 31, 2014

PART I

ITEM 1
FINANCIAL STATEMENTS

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
October 31, 2014 (unaudited), October 31, 2013 (unaudited), and April 30, 2014
(In thousands, except share data)

	October 31, 2014	October 31, 2013	April 30, 2014
Assets
Current assets:
Cash and cash equivalents	$4,605	$2,607	$46,080
Receivables:
Trade accounts	28,407	20,749	43,122
Notes	41,114	52,074	27,715
Interest, net	2,493	3,180	415
Allowance for doubtful accounts	(5,437)	(4,948)	(5,596)
Total receivables, net	66,577	71,055	65,656
Available-for-sale securities	—	4,606	—
Assets held for sale	5,398	—	4,413
Income taxes receivable	20,647	11,759	—
Deferred income tax asset	4,013	2,875	4,058
Other current assets	3,789	2,926	5,325
Total current assets	105,029	95,828	125,532
Property, equipment, and software, net of accumulated depreciation of $24,936, $20,355, and $22,311, respectively	41,635	36,470	38,343
Notes receivable, excluding current portion, net of allowance for doubtful accounts	22,294	16,793	15,824
Goodwill	2,978	7,194	2,997
Other intangible assets, net of accumulated amortization	12,134	16,316	14,295
Other assets	2,553	2,160	1,772
Total assets	$186,623	$174,761	$198,763
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$1,965	$6,485	$6,797
Accounts payable and accrued expenses	11,798	7,851	15,023
Due to ADs	8,010	8,315	18,236
Income taxes payable	—	—	9,676
Deferred revenue - short-term portion	7,224	6,693	6,051
Total current liabilities	28,997	29,344	55,783
Long-term debt, excluding current installments	22,119	22,987	21,691
Revolving credit facility	51,711	38,459	—
Deferred revenue - long-term portion	8,368	8,092	8,059
Deferred income tax liability	5,158	2,106	3,045
Total liabilities	116,353	100,988	88,578
Commitments and contingencies
Stockholders’ equity:
Class A preferred stock, $0.01 par value per share, 190,000 shares authorized, 0 shares issued and outstanding	—	—	—
Special voting preferred stock, $0.01 par value per share, 10 shares authorized, issued and outstanding	—	—	—
Class A common stock, $0.01 par value per share, 21,200,000 shares authorized, 11,704,797, 12,037,721, and 12,409,208 shares issued and outstanding, respectively	117	120	124
Class B common stock, $0.01 par value per share, 1,000,000 shares authorized, 900,000 shares issued and outstanding	9	9	9
Exchangeable shares, $0.01 par value per share, 100,000 shares issued and outstanding	1	1	1
Additional paid-in capital	1,365	7,818	9,411
Accumulated other comprehensive income (loss), net of taxes	(103)	1,639	66
Retained earnings	68,881	64,186	100,574
Total stockholders’ equity	70,270	73,773	110,185
Total liabilities and stockholders’ equity	$186,623	$174,761	$198,763

See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Three and six months ended October 31, 2014 and 2013 (unaudited)
(In thousands, except per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013
Revenues:
Franchise fees	$1,324	$886	$2,028	$1,925
AD fees	1,649	1,880	3,474	3,683
Royalties and advertising fees	1,199	1,180	2,893	2,629
Financial products	200	169	657	618
Interest income	1,784	2,200	3,978	4,434
Tax preparation fees, net of discounts	391	242	906	628
Other revenue	1,187	760	1,637	1,465
Total revenues	7,734	7,317	15,573	15,382
Operating expenses:
Employee compensation and benefits	9,665	8,196	18,080	14,285
Selling, general, and administrative expenses	10,353	7,744	17,878	14,010
AD expense	924	705	1,665	1,533
Advertising expense	2,979	2,507	5,861	5,191
Depreciation, amortization, and impairment charges	2,029	1,745	4,328	3,323
Total operating expenses	25,950	20,897	47,812	38,342
Loss from operations	(18,216)	(13,580)	(32,239)	(22,960)
Other income (expense):
Foreign currency transaction loss	(9)	(5)	(10)	(12)
Gain on sale of available-for-sale securities	—	188	—	188
Interest expense	(566)	(357)	(867)	(602)
Loss before income taxes	(18,791)	(13,754)	(33,116)	(23,386)
Income tax benefit	(7,463)	(5,276)	(13,144)	(8,981)
Net loss	$(11,328)	$(8,478)	$(19,972)	$(14,405)
Net loss per share of Class A and Class B common stock:
Basic and diluted	$(0.89)	$(0.66)	$(1.56)	$(1.12)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
Three and six months ended October 31, 2014 and 2013 (unaudited)
(In thousands)

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013
Net loss	$(11,328)	$(8,478)	$(19,972)	$(14,405)
Unrealized gain on available-for-sale securities, net of taxes of $-, $397, $-, and $540, respectively	—	645	—	877
Reclassified gain on sale of available-for-sale securities included in income, net of taxes of $-, $72, $-, and $72, respectively	—	(116)	—	(116)
Foreign currency translation adjustment	(287)	(176)	(169)	(316)
Comprehensive loss	$(11,615)	$(8,125)	$(20,141)	$(13,960)

 See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six months ended October 31, 2014 and 2013 (unaudited)
(In thousands)

	2014	2013
Cash flows from operating activities:
Net loss	$(19,972)	$(14,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	3,208	3,430
Depreciation, amortization, and impairment charges	4,328	3,323
Stock-based compensation expense related to equity classified awards	1,508	741
Stock-based compensation income related to liability classified awards	—	(872)
Gain on bargain purchases and sales of Company-owned offices	(287)	(518)
Deferred tax expense	2,158	2,598
Gain on sale of available-for-sale securities	—	(188)
Changes in accrued income taxes	(30,322)	(17,654)
Changes in other assets and liabilities	(1,051)	(4,336)
Net cash used in operating activities	(40,430)	(27,881)
Cash flows from investing activities:
Issuance of operating loans to franchisees	(20,577)	(17,420)
Payments received on operating loans to franchisees	1,770	1,230
Purchases of Company-owned offices and AD rights	(2,701)	(4,436)
Proceeds from sale of Company-owned offices and AD rights	3,300	205
Proceeds from sale of available-for-sale securities	—	456
Purchases of property, equipment, and software	(7,129)	(5,463)
Net cash used in investing activities	(25,337)	(25,428)
Cash flows from financing activities:
Proceeds from the exercise of stock options	8,145	2,998
Repurchase of common stock	(33,699)	(2,495)
Repayment of amounts due to former ADs	(4,211)	(1,439)
Repayment of other long-term debt	(928)	(979)
Borrowings under revolving credit facility	52,874	43,104
Repayments under revolving credit facility	(1,163)	(4,645)
Payment for debt issue costs	(917)	—
Tax benefit of stock option exercises	4,273	416
Net cash provided by financing activities	24,374	36,960
Effect of exchange rate changes on cash, net	(82)	(57)
Net decrease in cash and cash equivalents	(41,475)	(16,406)
Cash and cash equivalents at beginning of period	46,080	19,013
Cash and cash equivalents at end of period	$4,605	$2,607

  See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six months ended October 31, 2014 and 2013 (unaudited)
(In thousands)

	2014	2013
Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest of $78 and $250, respectively	$578	$455
Cash paid for taxes, net of refunds	10,748	6,143
Accrued capitalized software costs included in accounts payable	237	224
During the six months ended October 31, 2014 and 2013, the Company acquired certain assets from franchisees and ADs as follows:
Fair value of assets purchased	$6,477	$10,770
Receivables applied, net of amounts due ADs and related deferred revenue	(2,877)	(1,184)
Bargain purchase gains	(163)	(434)
Notes and accounts payable issued	(736)	(4,716)
Cash paid to franchisees and ADs	$2,701	$4,436
During the six months ended October 31, 2014 and 2013, the Company sold certain assets to franchisees and ADs as follows:
Book value of assets sold	$6,430	$1,872
Loss on sale - loss recognized	(15)	(39)
Gain on sale - revenue deferred	1,945	—
Notes received	(5,060)	(1,628)
Cash received from franchisees and ADs	$3,300	$205

See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

October 31, 2014 and 2013 (Unaudited)

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on May 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Foreign Operations

Canadian operations contributed $371 thousand and $1.2 million in revenues for the three and six months ended October 31, 2014, respectively and $286 thousand and $806 thousand in revenues for the three and six months ended October 31, 2013, respectively.

(2) Accounts and Notes Receivable

The Company provides financing to franchisees and area developers ("ADs") for the purchase of franchises, areas, Company-owned offices, and for working capital and equipment needs. The franchise-related notes generally are payable over five years and the working capital and equipment notes generally are due within one year. Most notes bear interest at 12%.  Activity related to notes receivable for the six months ended October 31, 2014 and 2013 and for the fiscal year ended April 30, 2014 was as follows:

	Six Months Ended October 31, 2014	Six Months Ended October 31, 2013	Year Ended April 30, 2014
	(In thousands)
Balance at beginning of period	$84,494	$89,340	$89,340
Increases in notes:
Sales of franchises and areas	5,045	2,898	8,032
Sales of certain assets to franchisees and ADs	9,158	1,628	11,714
Franchisee to franchisee note assumptions and refinancing	5,198	3,889	9,421
Working capital and equipment loans to franchisees	20,577	17,420	76,012
Refinancing of accounts receivable	—	7,182	7,176
Decreases in notes:
Repayment of notes	(6,734)	(3,877)	(95,469)
Notes canceled	(9,330)	(10,052)	(21,325)
Foreign currency adjustment	(75)	(161)	(407)
Balance at end of period	108,333	108,267	84,494
Unrecognized revenue portion of notes receivable	(43,217)	(38,300)	(39,701)
Notes receivable, net of unrecognized revenue	$65,116	$69,967	$44,793

Notes receivable, net of unrecognized revenue, are presented in the consolidated balance sheets as follows:

	Six Months Ended October 31, 2014	Six Months Ended October 31, 2013	Year Ended April 30, 2014
	(In thousands)
Notes receivable, current portion	$41,114	$52,074	$27,715
Notes receivable, excluding current portion, net of allowance for doubtful accounts	22,294	16,793	15,824
Non-current allowance for doubtful accounts	1,708	1,100	1,254
Notes receivable, net of unrecognized revenue	$65,116	$69,967	$44,793

Most of the notes receivable are due from the Company's franchisees and ADs and are collateralized by the underlying franchise and, when the franchise or AD is an entity, are guaranteed by the owners of the respective entity. The debtors' ability to repay the notes is dependent upon both the performance of the tax preparation industry as a whole and the individual franchisees' or ADs' areas.
The previous practice of refinancing accounts receivable resulted from a franchisee electing to deliver to the Company a promissory note for past-due royalties and advertising fees that had previously been recorded as accounts receivable in the consolidated financial statements. Effective October 1, 2013, the Company reduced the interest rate on its past due accounts receivable from 18% to 12% and ceased its practice of refinancing accounts receivable into notes receivable.
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
Accounts and notes receivable include royalties billed that relate to territories operated by franchisees located in AD territories and a portion of those accounts and notes are payable to the AD. The Company has recorded amounts payable to ADs for their share of these receivables of $8.0 million, $8.3 million, and $18.2 million at October 31, 2014, October 31, 2013, and April 30, 2014, respectively.
At October 31, 2014, the Company had unfunded lending commitments for working capital loans to franchisees and area developers of $14.2 million.

Allowance for Doubtful Accounts
Management believes that the recorded allowance is adequate based upon its consideration of the estimated value of the franchises and AD areas supporting the receivables. Any adverse change in the tax preparation industry or the individual franchisees' or ADs' areas could affect the Company's estimate of the allowance.

Activity in the allowance for doubtful accounts for the three and six months ended October 31, 2014 and 2013 was as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$7,105	$6,420	$6,850	$6,684
Provision for doubtful accounts	1,752	1,868	3,208	3,430
Write-offs	(1,681)	(2,216)	(2,893)	(4,028)
Foreign currency adjustment	(31)	(24)	(20)	(38)
Balance at end of period	$7,145	$6,048	$7,145	$6,048
The allocation of the allowance for doubtful accounts between current and non-current as of October 31, 2014, October 31, 2013, and April 30, 2014 was as follows:

	October 31, 2014	October 31, 2013	April 30, 2014
	(In thousands)
Current	$5,437	$4,948	$5,596
Non-current	1,708	1,100	1,254
Total allowance for doubtful accounts	$7,145	$6,048	$6,850

Management considers specific accounts and notes receivable to be impaired if the net amounts due exceed the fair value of the underlying franchise and estimates an allowance for doubtful accounts based on that excess. While not specifically identifiable as of the balance sheet date, our experience also indicates that a portion of our other accounts and notes receivable are also impaired, as management does not expect to collect all principal and interest due under the current contractual terms. Net amounts due include contractually obligated accounts and notes receivable plus accrued interest, net of unrecognized revenue, reduced by the allowance for uncollected interest, amounts due ADs, related deferred revenue, and amounts owed to the franchisee by the Company. In establishing the fair value of the underlying franchise, management considers recent sales between franchisees, net fees of open offices earned during the most recently completed tax season, and the number of unopened offices.

The allowance for doubtful accounts at October 31, 2014, October 31, 2013, and April 30, 2014 was allocated as follows:

	October 31, 2014	October 31, 2013	April 30, 2014
	(In thousands)
Impaired:
Accounts receivable	$4,408	$4,588	$6,083
Notes receivable, including interest, net of unrecognized revenue	6,946	8,478	9,221
Less allowance for uncollected interest, amounts due ADs, related deferred revenue, and amounts due franchisees	(2,056)	(2,017)	(2,592)
Net accounts and notes receivable	$9,298	$11,049	$12,712

Allowance for doubtful accounts for impaired notes and accounts receivable	$4,342	$5,255	$6,131

Non-impaired:
Accounts receivable	$26,682	$18,577	$38,965
Notes receivable, including interest, net of unrecognized revenue	61,596	66,195	37,050
Less allowance for uncollected interest, amounts due ADs, related deferred revenue, and amounts due franchisees	(10,339)	(11,574)	(19,381)
Net accounts and notes receivable	$77,939	$73,198	$56,634

Allowance for doubtful accounts for non-impaired notes and accounts receivable	$2,803	$793	$719

Total:
Accounts receivable	$31,090	$23,165	$45,048
Notes receivable, including interest, net of unrecognized revenue	68,542	74,673	46,271
Total accounts and notes receivable	99,632	97,838	91,319
Less allowance for uncollected interest, amounts due ADs, related deferred revenue, and amounts due franchisees	(12,395)	(13,591)	(21,973)
Total net accounts and notes receivable	$87,237	$84,247	$69,346

Total allowance for doubtful accounts	$7,145	$6,048	$6,850

The Company’s average investment in impaired notes receivable during the six months ended October 31, 2014 and 2013 was $8.0 million and $8.9 million, respectively.

Analysis of Past Due Receivables
The breakdown of accounts and notes receivable past due at October 31, 2014 was as follows:

	Total Past Due	Current	Total Receivables	Allowance for Uncollected Interest	Net Receivables
	(In thousands)
Accounts receivable	$29,081	$2,009	$31,090	$(2,683)	$28,407
Notes and interest receivable, plus non-current allowance for doubtful accounts	8,742	59,800	68,542	(933)	67,609
Total accounts, notes and interest receivable	$37,823	$61,809	$99,632	$(3,616)	$96,016

Accounts receivable are considered to be past due if unpaid 30 days after billing and notes receivable are considered past due if unpaid 90 days after the due date, at which time the notes are put on nonaccrual status. The Company’s investment in notes receivable on nonaccrual status at October 31, 2014, October 31, 2013, and April 30, 2014 was $7.8 million, $6.6 million, and $10.8 million, respectively. Payments received on notes in nonaccrual status are applied to interest income first until the note is current and then to the principal note balance. Nonaccrual notes that are paid current are moved back into accrual status during the next annual review.

(3) Investments

During fiscal 2013, the Company purchased corporate equity securities, as a strategic investment in a business partner, for $3.0 million and classified them as available for sale.  At October 31, 2013, the fair value of this investment was $4.6 million and the unrealized gain, net of tax, was $1.1 million. Securities with a basis of $268 thousand were sold at a gain of $188 thousand during the second quarter of fiscal 2014. There were no such investments at October 31, 2014 or April 30, 2014.

(4) Goodwill and Intangible Assets
At the end of the fourth quarter of fiscal 2014, assets acquired from U.S. franchisees were transferred out of goodwill and intangible assets and classified as assets held for sale. Changes in the carrying amount of goodwill for the six months ended October 31, 2014 and 2013 were as follows:

	October 31, 2014	October 31, 2013
	(In thousands)
Balance at beginning of period	$2,997	$5,685
Acquisitions of assets from franchisees	—	2,763
Disposals and foreign currency changes, net	(19)	(1,164)
Impairments	—	(90)
Balance at end of period	$2,978	$7,194
Components of intangible assets were as follows as of October 31, 2014, October 31, 2013, and April 30, 2014:

	October 31, 2014
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Amortizable intangible assets:
Customer lists acquired from unrelated third parties	6 years	$4,816	$(1,717)	$3,099
Assets acquired from franchisees:
Customer lists	5 years	513	(461)	52
Reacquired rights	5 years	454	(408)	46
AD rights	10 years	12,266	(3,329)	8,937
Total intangible assets		$18,049	$(5,915)	$12,134

	October 31, 2013
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Amortizable intangible assets:
Customer lists acquired from unrelated third parties	7 years	$1,603	$(427)	$1,176
Assets acquired from franchisees:
Customer lists	4 years	2,576	(722)	1,854
Reacquired rights	2 years	2,203	(1,280)	923
AD rights	10 years	15,261	(2,898)	12,363
Total intangible assets		$21,643	$(5,327)	$16,316

	April 30, 2014
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Amortizable intangible assets:
Customer lists acquired from unrelated third parties	6 years	$4,816	$(995)	$3,821
Assets acquired from franchisees:
Customer lists	4 years	551	(387)	164
Reacquired rights	2 years	481	(338)	143
AD rights	10 years	13,641	(3,474)	10,167
Total intangible assets		$19,489	$(5,194)	$14,295
During the six months ended October 31, 2014 and 2013, the Company acquired the assets of various franchisees for $213 thousand and $5.2 million, respectively. During the first six months of fiscal 2014, both U.S. and Canadian franchise acquisitions were recorded as intangible assets, however, during the first six months of fiscal 2015, U.S. franchise acquisitions were recorded as assets held for sale, while Canadian franchise acquisitions continued to be recorded as intangible assets. These acquisitions were accounted for as business combinations, with all value allocated to intangible assets. The purchase price of assets acquired from franchisees and recorded as customer lists, reacquired rights, and goodwill during the six months ended October 31, 2014 and 2013 was allocated as follows:

	Six Months Ended October 31,
	2014	2013
	(In thousands)
Customer lists and reacquired rights	$213	$2,418
Goodwill	—	2,763
Purchase price of assets acquired from franchisees, not held for sale	$213	$5,181

(5) Assets Held For Sale
At the end of the fourth quarter of fiscal 2014, assets acquired from U.S. franchisees were classified as assets held for sale. During the six months ended October 31, 2014, the Company acquired $4.2 million in assets from U.S. franchisees. These acquisitions were accounted for as business combinations, with the value allocated to customer lists and reacquired rights of $2.1 million and goodwill of $2.1 million prior to being reclassified to assets held for sale.  The acquired businesses are operated as Company-owned offices until a buyer is located and a new franchise agreement is entered into.

Changes in the carrying amount of assets held for sale for the six months ended October 31, 2014 were as follows:

Six Months Ended October 31, 2014
(In thousands)
Balance at beginning of period	$4,413
Acquisitions of assets from franchisees	4,175
Dispositions	(3,190)
Balance at end of period	$5,398

(6) Debt

In October 2014, the Company amended its credit facility. The amended credit facility consists of a $21.2 million term loan and a revolving credit facility that currently allows borrowing of up to $203.8 million with an accordion feature that permits the Company to request an increase in availability of up to an additional $50.0 million. Outstanding borrowings accrue interest at one-month London Interbank Offered Rate (LIBOR) plus a margin ranging from 1.50% to 2.25% depending on the Company’s leverage ratio. At October 31, 2014, the interest rate was 1.78%, and the average interest rate paid during the six months ended October 31, 2014 was also 1.78%. The indebtedness is collateralized by substantially all the assets of the Company and both loans mature on April 30, 2019 (except as to the commitments of one lender under the revolving credit facility, which mature on September 30, 2017).  The credit facility contains certain financial covenants that the Company must meet, including leverage and fixed-charge coverage ratios as well as minimum net worth requirements.  The Company was in compliance with the financial covenants at October 31, 2014.
Debt at October 31, 2014, October 31, 2013, and April 30, 2014 consisted of the following:

	October 31, 2014	October 31, 2013	April 30, 2014
	(In thousands)
Credit Facility:
Revolver	$51,711	$38,459	$—
Term loan	20,984	22,813	21,875
	72,695	61,272	21,875
Amounts due to former ADs and mortgages	3,100	6,659	6,613
	75,795	67,931	28,488
Less: current portion	(1,965)	(6,485)	(6,797)
Long-term debt	$73,830	$61,446	$21,691

(7) Income Taxes

The Company computes its provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adjusting the effects of any discrete income tax items specific to the period, if applicable.

(8) Stockholders’ Equity

Stockholders' Equity Activity
During the six months ended October 31, 2014 and 2013, activity in stockholders’ equity was as follows:

	Six Months Ended October 31, 2014	Six Months Ended October 31, 2013
	(In thousands)
Class A common shares issued from the exercise of stock options	503	200
Proceeds from exercise of stock options	$8,145	$2,998
Class A common shares repurchased	1,210	137
Payments for repurchased shares	$33,699	$2,495
Tax benefit of stock option exercises	$4,273	$416

Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income at October 31, 2014, October 31, 2013, and April 30, 2014 were as follows:

	October 31, 2014	October 31, 2013	April 30, 2014
	(In thousands)
Foreign currency adjustment	$(103)	$491	$66
Unrealized gain on available-for-sale securities, net of taxes of $-, $707, and $-, respectively	—	1,148	—
Total accumulated other comprehensive income (loss)	$(103)	$1,639	$66

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
The computation of basic and diluted net loss per share for the three and six months ended October 31, 2014 and 2013 was as follows:

	Three Months Ended October 31, 2014
	Class A	Class B
	Common Stock	Common Stock
	(in thousands, except for share and per share amounts)
Basic and diluted net loss per share:
Numerator
Allocation of undistributed losses	$(10,524)	$(804)
Denominator
Weighted-average common shares outstanding	11,780,306	900,000

Basic and diluted net loss per share	$(0.89)	$(0.89)

	Six Months Ended October 31, 2014
	Class A	Class B
	Common Stock	Common Stock
	(in thousands, except for share and per share amounts)
Basic and diluted net loss per share:
Numerator
Allocation of undistributed losses	$(18,565)	$(1,407)
Denominator
Weighted-average common shares outstanding	11,873,789	900,000

Basic and diluted net loss per share	$(1.56)	$(1.56)

As a result of the net losses for the periods, diluted net loss per share excludes the impact of shares of potential common stock from the exercise of options to purchase 1,144,742 and 1,264,909 shares for the three and six months ended October 31, 2014, respectively, because the effect would be antidilutive.

	Three Months Ended October 31, 2013
	Class A	Class B
	Common Stock	Common Stock
	(in thousands, except for share and per share amounts)
Basic and diluted net loss per share:
Numerator
Allocation of undistributed earnings	$(7,888)	$(590)
Denominator
Weighted-average common shares outstanding	12,026,060	900,000

Basic and diluted net loss per share	$(0.66)	$(0.66)

	Six Months Ended October 31, 2013
	Class A	Class B
	Common Stock	Common Stock
	(in thousands, except for share and per share amounts)
Basic and diluted net loss per share:
Numerator
Allocation of undistributed losses	$(13,401)	$(1,004)
Denominator
Weighted-average common shares outstanding	12,010,673	900,000

Basic and diluted net loss per share	$(1.12)	$(1.12)

As a result of the net losses for the periods, diluted net loss per share excludes the impact of shares of potential common stock from the exercise of options to purchase 2,247,000 and 2,375,000 shares for the three and six months ended October 31, 2013, respectively, because the effect would be antidilutive.

(9) Stock Compensation Plans

Stock Options

In August 2011, the Board of Directors approved the JTH Holding, Inc. 2011 Equity and Cash Incentive Plan. Employees and outside directors are eligible to receive awards and a total of 2,500,000 shares of Class A common stock were authorized for grant under the plan. At October 31, 2014, 1,484,769 shares of Class A common stock remained available for grant.
The following table summarizes the information for options granted during the six months ended October 31, 2014:

Weighted average fair value of options granted	$10.13
Dividend yield	0.0%
Expected volatility	31.1% - 31.2%
Expected terms (in years)	5.0
Risk-free interest rates	1.6% - 1.9%

Stock option activity during the six months ended October 31, 2014 was as follows:

	Number of options	Weighted average exercise price
Balance at beginning of period	1,940,406	$16.68
Granted	140,416	33.60
Exercised	(503,436)	16.18
Canceled	(4,850)	15.00
Balance at end of period	1,572,536	18.36

Intrinsic value is defined as the fair value of the stock less the cost to exercise. The total intrinsic value of options exercised during the six months ended October 31, 2014 was approximately $8.6 million. The total intrinsic value of stock options outstanding at October 31, 2014 was $30.7 million. Stock options have vesting schedules that range from six months to six years from the date of grant and expire from four to five years after the vesting date.
Nonvested stock options (options that had not vested in the period reported) activity during the six months ended October 31, 2014 was as follows:

	Nonvested options	Weighted average exercise price
Balance at beginning of period	485,000	$20.92
Granted	140,416	33.60
Vested	(155,000)	20.46
Canceled	—	—
Balance at end of period	470,416	24.86

At October 31, 2014, unrecognized compensation costs related to nonvested stock options were $3.4 million. These costs are expected to be recognized from fiscal 2015 through fiscal 2020.
The following table summarizes information about stock options outstanding and exercisable at October 31, 2014:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of shares outstanding at	Weighted average exercise price	Weighted average remaining contractual life (in years)	Number of options exercisable at	Weighted average exercise price
	October 31, 2014			October 31, 2014
$10.50	$35,000	$10.50	0.8	35,000	$10.50
14.00-16.50	839,048	15.04	2.2	799,048	15.05
15.00	105,503	15.00	2.6	105,503	15.00
16.38-19.75	277,569	18.01	4.9	127,569	16.95
26.18	175,000	26.18	7.2	35,000	26.18
33.38-33.79	140,416	33.60	7.0	—	—
	1,572,536	18.36		1,102,120	15.58

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

Restricted Stock Units

Restricted stock activity during the six months ended October 31, 2014 was as follows:

	Number of RSUs	Weighted average fair value at grant date
Balance at beginning of period	21,445	$16.87
Granted	26,889	33.38
Vested	—	—
Canceled	(1,172)	22.68
Balance at end of period	47,162	26.14

At October 31, 2014, unrecognized compensation costs related to restricted stock units were $904 thousand. These costs are expected to be recognized through 2021.

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

The Company measures or monitors certain of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for those assets and liabilities for which fair value is the primary basis of accounting. Other assets and liabilities are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. At October 31, 2014, October 31, 2013, and April 30, 2014, the following tables present, for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis (in thousands):

	October 31, 2014
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Nonrecurring:
Impaired accounts and notes receivable	$5,601	$—	$—	$5,601
Total recurring and nonrecurring assets	$5,601	$—	$—	$5,601

	October 31, 2013
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Recurring:
Available-for-sale securities	$4,606	$4,606	$—	$—
Nonrecurring:
Impaired accounts and notes receivable	6,624	—	—	6,624
Total recurring and nonrecurring assets	$11,230	$4,606	$—	$6,624

	April 30, 2014
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Recurring:
Cash equivalents	$42,918	$42,918	$—	$—
Nonrecurring:
Impaired accounts and notes receivable	7,747	—	—	7,747
Impaired goodwill	86	—	—	86
Impaired reacquired rights	42	—	—	42
Impaired customer lists	52	—	—	52
Assets held for sale	4,413	—	—	4,413
Total nonrecurring assets	12,340	—	—	12,340
Total recurring and nonrecurring assets	$55,258	$42,918	$—	$12,340

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of level 1 or 2 requiring fair value measurements for the six months ended October 31, 2014.

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

Impaired accounts and notes receivable: Management considers accounts and notes receivable to be impaired if the net amounts due exceed the fair value of the underlying franchise or if management considers it probable we will not collect all principal and interest when contractually due. In establishing the estimated fair value of the underlying franchise, consideration is given to recent sales between franchisees, the net fees of open offices, and the number of unopened offices.

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

(11) Related Party Transactions
The Company considers directors and their affiliated companies as well as executive officers and members of their immediate family to be related parties. For the six months ended October 31, 2014 and 2013, the Company repurchased common stock from related parties as follows:

	Six Months Ended October 31, 2014	Six Months Ended October 31, 2013
Common stock repurchases:
Number of shares	982,065	122,249
Amount	$26,121,018	$2,232,183

The Company has entered into a multi-year contract to purchase a license for the use of Canadian tax software at a price of $657 thousand from a company in which it has an investment accounted for under the equity method. One of the members of the Company's Board of Directors is affiliated with the company providing this service.

The Company has entered into an agreement to purchase the right to distribute cloud and mobile accounting solutions to its franchisees. One of the members of the Company's Board of Directors is affiliated with the company providing this service.

(12) Commitments and Contingencies

ERC class action litigation. The Company was sued in November 2011 in federal courts in Arkansas, California, Florida and Illinois, and additional lawsuits were filed in federal courts in January 2012 in Maryland and North Carolina, in February 2012 in Wisconsin, and in May 2012 in New York and Minnesota, since the initial filings. In April 2012, a motion to consolidate all of the then-pending cases before a single judge in federal court in the Northern District of Illinois was granted, and in June 2012, the plaintiffs filed a new complaint in the consolidated action. The consolidated complaint alleges that an electronic refund check ("ERC") represents a form of refund anticipation loan ("RAL") because the taxpayer is "loaned" the tax preparation fee, and that an ERC is therefore subject to federal truth-in-lending disclosure and state law requirements regulating RALs. The plaintiffs therefore allege violations of state-specific RAL and other consumer statutes. The lawsuit purports to be a class action, and the plaintiffs allege potential damages in excess of $5.0 million, but the Company may be able to recover any damages from the providers of the financial products that designed the programs and related disclosures. The Company is aware that virtually identical lawsuits have been filed against several of its competitors. The Company has not concluded that a loss related to this matter is probable, nor has the Company accrued a loss contingency related to this matter. The Company believes it has meritorious defenses to the claims in this case, and intends to defend the case vigorously, but there can be no assurances as to the outcome or the impact on the Company's consolidated financial position, results of operations and cash flows. The case is at an early procedural stage, and the Company is presently appealing a ruling related to the ability to arbitrate certain of the claims. The parties are presently engaged in mediation as part of the process required by the appellate court.

TCPA class action litigation. The Company was sued in September 2013 in federal court in Illinois in connection with alleged violations of the Telephone Consumer Protection Act. Plaintiff alleges that the Company inappropriately made auto-dialed telephone calls to cellular telephones, seeks the certification of a nationwide class action, and claims statutory damages of $500-$1,500 per violation. The Company tendered the defense of this litigation to a third party entity that had contracted with the Company to solicit potential franchisees, and that third party entity has acknowledged its defense and indemnification obligations to the Company. However, because the third party contractor may not have the financial resources to satisfy its defense and indemnity obligations, the Company concluded that it could not rely fully upon the fulfillment of those obligations. In September 2014, the parties reached a tentative settlement of this litigation, but that settlement remains subject to the final negotiation of a settlement agreement, approval of the court, and other conditions typical in a class action. The Company believes that the net impact of the settlement will be reduced by payments expected to be made by principals of the third party contractor.

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

•
delays in the commencement of the tax season attributable to late Congressional action affecting tax matters and the resulting inability of federal and state tax agencies to accept tax returns on a timely basis;

•	competition in the tax preparation market;

•	the effect of federal and state legislation that affects the demand for paid tax preparation, such as the Affordable Care Act and potential immigration reform;

•	the effect of federal executive action affecting immigration;

•	our reliance on technology systems, including the deployment of our LibPRO (formerly NextGen) project and electronic communications;

•	our ability to deploy our LibPRO software in a timely manner and with all the features our customers require;

•	the impact of any acquisitions or dispositions, including our ability to integrate acquisitions and capitalize on their anticipated synergies; and

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

•
Other Revenue: Other revenue primarily includes the gain or loss on sale of territories, commission fees charged to our ADs when we assist in selling a franchise within an AD area, and transfer fees earned from franchisee to franchisee territory sales.

A significant portion of our period-to-period increase in expenses is attributable to the continuing expansion of our franchise network and other initiatives designed to support both the growth of that network and of the tax preparation businesses of our franchisees. Although the Company has experienced substantial growth in the past, we have a significant number of undeveloped territories remaining, and continue to dedicate corporate resources to the expansion of our franchise system. In addition, we are at the early stages of two corporate initiatives that we believe will foster continued growth in both our franchise and customer bases, but that require us to incur expenses. The first of these initiatives relates to the close connection between the tax system and the Affordable Care Act ("ACA"). Many of the interactions by consumers with the ACA involve the tax system, through which exemptions, subsidies and penalties for failing to obtain coverage are handled. We believe the ACA provides a substantial opportunity for our tax offices to engage with consumers to explain the insurance alternatives available to them, to maximize the availability of exemptions and insurance subsidies, and to minimize the tax consequences of failing to obtain insurance. For this reason, we have devoted significant resources during the first six months of fiscal 2015 to providing our franchisees the ability to better educate both existing and new customers about the ACA and access to insurance alternatives. During the first six months of fiscal 2015, we also incurred significant start-up expenses in launching a new franchise tax brand, SiempreTax+, which we believe will fill the growing need to provide retail tax and related services to the Hispanic community. We expect to have a limited number of SiempreTax+ stores open during the 2015 tax season, and to continue to grow that brand in future periods.
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

Results of Operations

During the first half of fiscal 2015, we sold approximately 105 new territories, compared to approximately 65 during the prior year period and 190 during the same period of 2013. The 2013 number of new territories includes 81 territories purchased under the now discontinued "zero franchise fee" program. The 2013 number, net of these zero franchise fee purchases, was approximately 109. New territories include territories sold to new franchisees and additional territories sold to existing franchisees.

This information gives insight into a portion of our sales season; however, in order to predict total office count, other factors, including terminations and the opening of previously sold territories, must be considered as well. We expect the total office count to increase over last year, adding more year-round offices and decreasing the number of seasonal offices.

Our new brand, SiempreTax+, will open approximately 60 locations during the 2015 tax season. These locations consist primarily of expansions by current franchisees and conversions of Liberty Tax offices. In cases where a new Liberty Tax location and a SiempreTax+ location are sold in the same new territory, this territory is only counted once in our new territory count.
The table below shows results of operations for the three and six months ended October 31, 2014 and 2013.

	Three Months Ended October 31,				Six Months Ended October 31,
			Change				Change
	2014	2013	$	%	2014	2013	$	%
(dollars in thousands)
Total revenues	$7,734	$7,317	$417	6%	$15,573	$15,382	$191	1%
Loss from operations	(18,216)	(13,580)	(4,636)	(34)%	(32,239)	(22,960)	(9,279)	(40)%
Net loss	(11,328)	(8,478)	(2,850)	(34)%	(19,972)	(14,405)	(5,567)	(39)%

Revenue. The table below sets forth the components and changes in our revenue for the three and six months ended October 31, 2014 and 2013.

	Three Months Ended October 31,				Six Months Ended October 31,
			Change				Change
	2014	2013	$	%	2014	2013	$	%
(dollars in thousands)
Franchise fees	$1,324	$886	$438	49%	$2,028	$1,925	$103	5%
AD fees	1,649	1,880	(231)	(12)%	3,474	3,683	(209)	(6)%
Royalties and advertising fees	1,199	1,180	19	2%	2,893	2,629	264	10%
Financial products	200	169	31	18%	657	618	39	6%
Interest income	1,784	2,200	(416)	(19)%	3,978	4,434	(456)	(10)%
Tax preparation fees, net of discounts	391	242	149	62%	906	628	278	44%
Other revenue	1,187	760	427	56%	1,637	1,465	172	12%
Total revenues	$7,734	$7,317	$417	6%	$15,573	$15,382	$191	1%

Total revenues increased by $417 thousand and $191 thousand for the three and six months ended October 31, 2014, compared to the same period in fiscal 2014, representing 6% and 1% increases, respectively. The largest components of the increase were:

•
A $438 thousand increase in franchise fees for the quarter ended October 31, 2014 because we sold more franchises in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014, when we were precluded from selling franchises for a significant portion of the quarter. Franchise fee revenue is recognized as cash is received, which is subject to volatility due to the timing of receipts. Cash received in a period includes payments for sales made in prior periods that were financed with notes receivable. Although we sold more territories in fiscal 2015 than in fiscal 2014, franchise fee revenue increased only $103 thousand for the six months ended October 31, 2014 because we received fewer note payments in fiscal 2015 than in fiscal 2014, and the average down payment received per territory sold declined in fiscal 2015 compared to fiscal 2014.

•
A $427 thousand increase in other revenue for the three months ended October 31, 2014 primarily caused by increases in sales commissions charged to ADs and transfer fees because we had an increase in franchise sales and an increase in the transfers of territories among our franchisees.

These increases in revenue were partially offset by decreases of $416 thousand and $456 thousand for the three and six month periods, respectively, in interest income primarily related to a decision to cease the practice of refinancing accounts receivable into notes receivable.

Operating expenses.    The table below details the amounts and changes in our operating expenses for the three and six months ended October 31, 2014 and 2013.

	Three Months Ended October 31,				Six Months Ended October 31,
			Change				Change
	2014	2013	$	%	2014	2013	$	%
(dollars in thousands)
Employee compensation and benefits	$9,665	$8,196	$1,469	18%	$18,080	$14,285	$3,795	27%
Selling, general, and administrative expenses	10,353	7,744	2,609	34%	17,878	14,010	3,868	28%
AD expense	924	705	219	31%	1,665	1,533	132	9%
Advertising expense	2,979	2,507	472	19%	5,861	5,191	670	13%
Depreciation, amortization, and impairment charges	2,029	1,745	284	16%	4,328	3,323	1,005	30%
Total operating expenses	$25,950	$20,897	$5,053	24%	$47,812	$38,342	$9,470	25%

Our total operating expenses increased by $5.1 million and $9.5 million for the three and six months ended October 31, 2014, compared to the same periods in fiscal 2014, representing 24% and 25% increases, respectively. The largest components of the increase were:

•
A $2.6 million and $3.9 million increase, respectively, in selling, general, and administrative expenses because we accrued $2.1 million in the second quarter of fiscal 2015 as a result of reaching a tentative settlement in one of our pending class action cases. Also, we had increases of $619 thousand and $745 thousand, respectively, related to SiempreTax+ and our ACA initiatives. The remainder of the increase resulted from other initiatives to support continued growth. The increases in selling, general, and administrative expenses were partially offset by a reduction of $792 thousand for restatement costs incurred in the second quarter of fiscal 2014 that did not recur in fiscal 2015.

•
A $1.5 million and $3.8 million increase, respectively, in employee compensation and benefits primarily attributable to executive severance costs of $520 thousand and $1.0 million, respectively, annual raises and newly created positions to support our growth initiatives of $614 thousand and $1.1 million, respectively, increases in commissions of $399 thousand and $568 thousand, respectively, and a one-time $872 thousand reduction in stock compensation expense in the first quarter of fiscal 2014 related to the change from liability classified awards to equity classified awards that did not recur in fiscal 2015.

•
A $284 thousand and $1.0 million increase, respectively, in depreciation, amortization, and impairment charges, including a $800 thousand and $1.6 million increase, respectively, related to placing our LibPRO software program into service during the third quarter of fiscal 2014. This increase was partially offset by a decrease in amortization on Company-owned offices, which are now recorded as assets held for sale and no longer amortized.

•
A $472 thousand and $670 thousand increase, respectively, in advertising expense because we did more advertising for new franchisees in fiscal 2015 than in fiscal 2014 because we were precluded from selling franchises for a portion of the second quarter of fiscal 2014.

Income tax benefit. We recorded income tax benefits with effective rates of 39.7% during both the three and six months ended October 31, 2014. We recorded income tax benefits with effective rates of 38.4% during both the three and six months ended October 31, 2013. The increased rate was primarily due to the expiration of the R&D credit, which has not yet been renewed for fiscal 2015. Due to the seasonal nature of our business, we expect the losses we incur through the first eight months of a fiscal year will be more than offset by the results of the last four months.

Liquidity and Capital Resources

Overview of factors affecting our liquidity

Seasonality of cash flow. Our tax return preparation business is seasonal, and most of our revenues and cash flow is generated during tax season, the period from January 1 through April 30. Between tax seasons, we rely significantly on excess operating cash flow from the previous season, on cash payments made by franchisees and ADs who purchase new territories and areas prior to the next tax season, and on the use of our credit facility to fund our operating expenses and invest in the future growth of our business. Our business has historically generated a strong cash flow from operations on an annual basis. We devote a significant portion of our cash resources during the off season to finance the working capital needs of our franchisees. We have also incurred significant expenditures in the development of our LibPRO tax software.

Credit facility. In October 2014, the Company amended its credit facility. The amended credit facility consists of a $21.2 million term loan and a revolving credit facility that currently allows borrowing of up to 203.8 million with an accordion feature that permits the Company to request an increase in availability of up to an additional $50 million. The term loan amortizes on a quarterly basis and matures on April 30, 2019; the revolving loan also expires on that date (except as to the commitments of one lender under the revolving credit facility, which mature on September 30, 2017).  The outstanding borrowings on both loans accrue interest at an adjusted one month LIBOR rate plus a margin that varies from 1.50% to 2.25%, depending on our leverage ratio. The interest rate was 1.78% at October 31, 2014. This indebtedness is collateralized by substantially all of our assets, including the assets of our subsidiaries.

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

In addition, were we to experience certain types of changes in control affecting continuing control of us by our CEO or certain changes to the composition of our Board of Directors, we might become subject to an event of default under our credit facility, which could result in the acceleration of our obligations under that facility.

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

We were in compliance with our financial covenants as of October 31, 2014.

Franchisee lending and potential exposure to credit loss. A substantial portion of our cash flow during the year is utilized to provide funding to our franchisees and ADs.  At October 31, 2014, our total balance of loans to franchises and ADs for working capital and equipment loans, representing cash amounts we had advanced to the franchisees and ADs, was $30.1 million. In addition, at that date, our franchisees and ADs together owed us $65.9 million for a total amount owed to us of $96.0 million, net of unrecognized revenue of $43.2 million, for amounts representing the unpaid purchase price for franchise territories or areas comprising clusters of territories and other amounts owed to us for royalties and other payment obligations.

Our actual exposure to potential credit loss associated with franchisee indebtedness is less than the aggregate amount of those loans because a portion of those loans are to franchisees located within AD areas, where our AD is ultimately entitled to a substantial portion of the franchise fee and royalty revenues represented by some of these loans. For this reason, the amount of indebtedness of franchisees to us is effectively offset in part by our related payable obligation to ADs with respect to franchise fees and royalties. As of October 31, 2014, the total indebtedness of franchisees to us where the franchisee is located in an AD area was $60.3 million, but $8.0 million of that indebtedness represents amounts ultimately payable to ADs as their share of franchise fees and royalties.

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

The unpaid amounts owed to us from our franchisees and ADs are collateralized by the underlying franchise or area and, when the franchise or area owner is an entity, are generally guaranteed by the related owners of the respective entity. Accordingly, to the extent a franchisee or AD does not satisfy its payment obligations to us, we may repossess the underlying franchise or area in order to resell it in the future. At October 31, 2014, we had an investment in impaired accounts and notes receivable and related interest receivable of approximately $9.3 million. We consider specific accounts and notes receivable to be impaired if the net amounts due exceed the fair value of the underlying franchise and estimate an allowance for doubtful accounts based on that excess. In addition, our experience also indicates that a portion of our other accounts and notes receivable, while not specifically identifiable as of the balance sheet date, are also impaired, as management does not expect to collect all principal and interest due under the current contractual terms. An allowance for doubtful accounts has been established based on our historical experience. As of October 31, 2014, the allowance for doubtful accounts attributable to our impaired receivables was $4.3 million and the amount attributable to our remaining receivables was $2.8 million. Amounts due for purposes of determining impairment include the recorded value of the accounts and notes receivable reduced by the allowance for uncollected interest, amounts due to ADs for their portion of franchisee receivables, any related unrecognized revenue and amounts owed to the franchisee or AD by us. In establishing the fair value of the underlying franchise, we consider recent sales between franchisees, net fees of open territories, and the number of unopened territories. There were no significant concentrations of credit risk with any individual franchisee or AD as of October 31, 2014. We believe our allowance for doubtful accounts as of October 31, 2014 is adequate for our existing loss exposure. We closely monitor the performance of our franchisees and ADs and will adjust our allowances as appropriate if we determine the existing allowances are inadequate to cover estimated losses.

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

Sources and uses of cash

Operating activities. In the first six months of fiscal 2015, we used $12.5 million more cash in our operating activities compared to the first six months of fiscal 2014 primarily due to higher income tax payments because income taxes due for fiscal 2014 and paid in fiscal 2015 were $4.7 million more than the amount due for fiscal 2013 and paid in fiscal 2014. Also, income taxes receivable increased $3.9 million due to an increase in the tax benefit of stock option exercises. Furthermore, we made higher payments of $2.2 million to our ADs because we had more cash collections in April 2014 from our franchisees that were paid to ADs in the first three months of fiscal 2015 than were collected in April 2013 and paid to ADs in the first three months of fiscal 2014, as a result of a stronger 2014 tax season.

Investing activities. In the first six months of fiscal 2015, we utilized $91 thousand less in cash for investing activities compared to the same period in fiscal 2014. The items that contributed to this decrease include a decrease of $1.7 million in cash used to purchase AD rights and Company-owned offices and an increase of $3.1 million in cash received from sales of Company-owned offices and AD rights. These decreases were partially offset by a net increase of $2.6 million in the amount of operating loans issued to franchisees, as well as a $1.7 million increase in cash paid for purchases of property, equipment, and software, including the purchase of two new buildings in Virginia Beach, Virginia for $948 thousand.

Financing activities. In the first six months of fiscal 2015, we generated $12.6 million less cash from financing activities compared to the same period of fiscal 2014, because we utilized $31.2 million more for common stock repurchases, of which $20.0 million was expended in a privately negotiated transaction with an affiliate. This use of cash was partially offset by an increase in net borrowings under our revolving credit facility of $13.3 million and an increase in proceeds from the exercise of stock options of $5.1 million.

Future cash needs and capital requirements

Operating cash flow needs. We believe our cash from operations and our current credit facility will be sufficient to support our cash flow needs for the foreseeable future. At October 31, 2014, using the leverage ratio applicable under our loan covenants at the end of the quarter, our maximum unused borrowing capacity was $55.8 million.

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

Several factors could affect our cash flow in future periods, including the following:

•	The extent to which we extend additional operating financing to our franchisees and ADs, beyond the levels of prior periods,

•	The extent and timing of remaining expenditures related to our LibPRO tax software,

•	The cash flow effects of exercises of expiring stock options if the underlying stock continues to have a market price significantly in excess of the exercise price of those options,

•	The extent to which we engage in stock repurchases,

•	Our ability to generate fee and other income related to tax settlement products in light of regulatory pressures on us and our business partners,

•
The extent to which we repurchase AD areas, which will involve the use of cash in the short-term, but improve cash receipts in future periods from what would have been the AD's share of royalties and franchise fees,

•	The extent, if any, to which our Board of Directors elects to declare dividends on our common stock.

Effect of our credit facility covenants on our future performance. Our credit facility, which matures on April 30, 2019 (except as to the commitments of one lender under the revolving credit facility, which mature on September 30, 2017), imposes several restrictive covenants, including a covenant that requires us to maintain a “leverage ratio” of not more than 4.5:1 at the end of the fiscal quarter ending January 31, and a ratio of not more than 3:1 at the end of each other fiscal quarter. The higher permitted leverage ratio at the end of the January 31 quarter reflects the fact that as of that date, we have typically extended significant credit to our franchisees for working capital and other needs that is not reflected in revenue that we receive from our franchisees until the period beginning in February each year. The January 31 leverage ratio requirement was amended in October 2014, to make it less restrictive than the previous 4:1 requirement. At October 31, 2014, our leverage ratio was 1.73:1.

We are additionally obligated to satisfy a fixed charge coverage ratio test which requires that ratio to be not less than 1.50:1 at the end of every fiscal quarter. At October 31, 2014, our fixed charge coverage ratio was 2.77:1.

We were in compliance with our financial covenants as of October 31, 2014. We expect to be able to manage our cash flow and our operating activities in such a manner that we will be able to satisfy our obligations under the revolving credit facility for the remainder of the term of that facility.

Non-GAAP Financial Information. We report our financial results in accordance with GAAP, however, we believe certain non-GAAP performance measures and ratios used in managing the business may provide additional meaningful comparisons between current year results and prior periods. Reconciliations to GAAP financial measures for the three and six months ended October 31, 2014 and 2013 are provided below. These non-GAAP measures should be viewed in addition to, not as an alternative for, our reported GAAP results.

	Three Months Ended October 31, 2014
	Revenues	Expenses	Loss from Operations	EBITDA	Pretax Loss	Net Loss	EPS
	(dollars in thousands)
As Reported	$7,734	$25,950	$(18,216)	$(16,196)	$(18,791)	$(11,328)	$(0.89)

Adjustments:
Gain on available-for-sale securities	—	—	—	—	—	—	—
Executive severance (1)	—	(1,134)	1,134	1,134	1,134	684	0.05
Restatement costs	—	—	—	—	—	—	—
Litigation settlements	(37)	(2,130)	2,093	2,093	2,093	1,262	0.10
Subtotal of adjustments	(37)	(3,264)	3,227	3,227	3,227	1,946	0.15

As Adjusted	7,697	22,686	(14,989)	(12,969)	(15,564)	(9,382)	(0.74)

Stock-based compensation expense	—	(420)	420	420

As Adjusted	$7,697	$22,266	$(14,569)	$(12,549)

	Six Months Ended October 31, 2014
	Revenues	Expenses	Loss from Operations	EBITDA	Pretax Loss	Net Loss	EPS
	(dollars in thousands)
As Reported	$15,573	$47,812	$(32,239)	$(27,921)	$(33,116)	$(19,972)	$(1.56)

Adjustments:
Gain on available-for-sale securities	—	—	—	—	—	—	—
Executive severance (1)	—	(1,617)	1,617	1,617	1,617	975	0.08
Restatement costs	—	—	—	—	—	—	—
Litigation settlements	(41)	(2,130)	2,089	2,089	2,089	1,260	0.09
Subtotal of adjustments	(41)	(3,747)	3,706	3,706	3,706	2,235	0.17

As Adjusted	15,532	44,065	(28,533)	(24,215)	(29,410)	(17,737)	(1.39)

Stock-based compensation expense	—	(914)	914	914

As Adjusted	$15,532	$43,151	$(27,619)	$(23,301)

	Three Months Ended October 31, 2013
	Revenues	Expenses	Loss from Operations	EBITDA	Pretax Loss	Net Loss	EPS
	(dollars in thousands)
As Reported	$7,317	$20,897	$(13,580)	$(11,652)	$(13,754)	$(8,478)	$(0.66)

Adjustments:
Gain on available-for-sale securities	—	—	—	(188)	(188)	(116)	(0.01)
Executive severance (1)	—	(614)	614	614	614	378	0.03
Restatement costs	—	(693)	693	693	693	427	0.04
Litigation settlements	(44)	(60)	16	16	16	10	—
Subtotal of adjustments	(44)	(1,367)	1,323	1,135	1,135	699	0.06

As Adjusted	7,273	19,530	(12,257)	(10,517)	(12,619)	(7,779)	(0.60)

Stock-based compensation expense	—	(466)	466	466

As Adjusted	$7,273	$19,064	$(11,791)	$(10,051)

	Six Months Ended October 31, 2013
	Revenues	Expenses	Loss from Operations	EBITDA	Pretax Loss	Net Loss	EPS
	(dollars in thousands)
As Reported	$15,382	$38,342	$(22,960)	$(19,461)	$(23,386)	$(14,405)	$(1.12)

Adjustments:
Gain on available-for-sale securities	—	—	—	(188)	(188)	(116)	(0.01)
Executive severance (1)	—	(614)	614	614	614	378	0.03
Reclassification of stock-based compensation expense (2)	—	872	(872)	(872)	(872)	(537)	(0.04)
Restatement costs	—	(792)	792	792	792	488	0.04
Litigation settlements	(46)	(60)	14	14	14	9	—
Subtotal of adjustments	(46)	(594)	548	360	360	222	0.02

As Adjusted	15,336	37,748	(22,412)	(19,101)	(23,026)	(14,183)	(1.10)

Stock-based compensation expense	—	(641)	641	641

As Adjusted	$15,336	$37,107	$(21,771)	$(18,460)

(1) Includes stock based compensation expense
(2) Related to conversion from liability to equity instruments

Seasonality of Operations

Given the seasonal nature of the tax return preparation business, we have historically generated and expect to continue to generate most of our revenues during the period from January 1 through April 30. In fiscal 2014 we earned 26% of our revenues during our fiscal third quarter ending January 31, and earned 90% of our revenues during the combined fiscal third and fourth quarters. We historically operate at a loss through the first eight months of each fiscal year, during which we incur costs associated with preparing for the upcoming tax season.

Off Balance Sheet Arrangements

 From time to time, we have been party to interest rate swap agreements. These swaps effectively changed the variable-rate of our credit facility into a fixed rate credit facility. Our most current interest rate swap agreements expired in March 2013 and we were not a party to an interest rate swap agreement at October 31, 2014. We may enter into interest rate swap agreements in the future if we determine that it is appropriate to hedge our interest rate risk.

We also enter into forward contracts to eliminate exposure related to foreign currency fluctuations in connection with the short-term advances we make to our Canadian subsidiary in order to fund personal income tax refund discounting for our Canadian operations. At October 31, 2014, there were no forward contracts outstanding, but we expect to enter into forward contracts in the future during the Canadian tax season.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks from those reported at April 30, 2014 in our Annual Report on Form 10-K.

ITEM 4
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2014, the Company's disclosure controls and procedures were effective in providing reasonable assurance that information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.
Changes in Internal Control over Financial Reporting

During our most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1
LEGAL PROCEEDINGS

ERC class action litigation.    The Company was sued in November 2011 in federal courts in Arkansas, California, Florida, and Illinois, and additional lawsuits were filed in federal courts in January 2012 in Maryland and North Carolina, in February 2012 in Wisconsin, and in May 2012 in New York and Minnesota. In April 2012, a motion to consolidate all of the then-pending cases before a single judge in federal court in the Northern District of Illinois was granted, and in June 2012, the plaintiffs filed a new complaint in the consolidated action. The consolidated complaint alleges that our refund transfer products formerly called electronic refund checks ("ERC") represent a form of refund anticipation loan ("RAL") because the taxpayer is "loaned" the tax preparation fee, and that the refund transfer product is, therefore, subject to federal truth-in-lending disclosure and state law requirements regulating RALs. The plaintiffs, therefore, allege violations of state-specific RAL and other consumer statutes. The lawsuit purports to be a class action, and the plaintiffs allege potential damages in excess of $5.0 million, but we may be able to recover any damages from the providers of the financial products that designed the programs and related disclosures. The Company is aware that virtually identical lawsuits have been filed against several of its competitors. The Company has not concluded that a loss related to this matter is probable, nor has the Company accrued a loss contingency related to this matter. The Company believes it has meritorious defenses to the claims in this case, and intends to defend the case vigorously, but there can be no assurances as to the outcome or the impact on the Company's consolidated financial position, results of operations, and cash flows. The case is at an early procedural stage, and the Company is presently appealing a ruling related to the ability to arbitrate certain of the claims. The parties are presently engaged in mediation as part of the process required by the appellate court.
TCPA class action litigation. The Company was sued in September 2013 in federal court in Illinois in connection with alleged violations of the Telephone Consumer Protection Act. Plaintiff alleges that the Company inappropriately made auto-dialed telephone calls to cellular telephones, seeks the certification of a nationwide class action, and claims statutory damages of $500-$1,500 per violation. The Company tendered the defense of this litigation to a third party entity that had contracted with the Company to solicit potential franchisees, and that third party entity has acknowledged its defense and indemnification obligations to the Company. However, because the third party contractor does not have the financial resources to satisfy its defense and indemnity obligations, the Company concluded that it could not rely fully upon the fulfillment of those obligations. In September 2014, the parties reached a tentative settlement of this litigation, but that settlement remains subject to the final negotiation of a settlement agreement, approval of the court, and other conditions typical in a class action. The Company believes that the net impact of the settlement will be reduced by payments expected to be made by principals of the third party contractor.
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

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuances of unregistered shares of our Class A Common Stock during the quarter ended October 31, 2014.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Our Board of Directors has approved $10 million of authorizations for share repurchases. These authorizations have no specific expiration date and cash proceeds from stock option exercises increase the amount of the authorizations. Shares repurchased from option exercises that are net-share settled by us and shares repurchased in privately negotiated transactions are not considered share repurchases under these authorizations. During the three months ended October 31, 2014, we repurchased shares from option exercises that were net-share settled by us and shares repurchased in privately negotiated transactions as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares that may Be Purchased Under the Plan as of Month End (1)
August 1 through August 31, 2014	2,150	$34.89	—	$11,139,736
September 1 through September 30, 2014	120,195	33.16	115,540	8,245,743
October 1 through October 31, 2014	206,244	34.03	111,232	4,734,312
Total	328,589	33.72	226,772

_______________________________________________________________________________

(1) During the three months ended October 31, 2014, 101,817 shares repurchased were associated with the exercise of stock options.

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

JTH HOLDING INC. (Registrant)

Dated: December 8, 2014	By:	/s/ John T. Hewitt
John T. Hewitt Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Dated: December 8, 2014	By:	/s/ Kathleen E. Donovan
Kathleen E. Donovan Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

31.1	Certification of Chief Executive Officer	X

31.2	Certification of Chief Financial Officer	X

32.1(1)	Section 1350 Certification (Chief Executive Officer)	X

32.2(1)	Section 1350 Certification (Chief Financial Officer)	X

101.INS(2)	XBRL Instance Document	X

101.SCH(2)	XBRL Taxonomy Extension Schema	X

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase	X

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase	X

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