Form 10-Q
period 2015-01-31
Liberty Tax, Inc.
filed 2015-03-06
CIK 1528930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2015

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

The number of shares outstanding of the registrant’s Class A common stock as of February 27, 2015 was 11,786,491.

The number of shares outstanding of the registrant's Class B common stock as of February 27, 2015 was 900,000.

LIBERTY TAX, INC.

Form 10-Q for the Period Ended January 31, 2015

PART I

ITEM 1
FINANCIAL STATEMENTS

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
January 31, 2015 (unaudited), January 31, 2014 (unaudited), and April 30, 2014
(In thousands, except share data)

	January 31, 2015	January 31, 2014	April 30, 2014
Assets
Current assets:
Cash and cash equivalents	$3,150	$3,742	$46,080
Receivables:
Accounts receivable	50,020	43,749	43,122
Notes receivable	76,233	89,566	27,715
Interest receivable, net	3,989	4,887	415
Allowance for doubtful accounts - current	(5,760)	(4,636)	(5,596)
Total current receivables, net	124,482	133,566	65,656
Assets held for sale	5,613	—	4,413
Income taxes receivable	17,434	8,449	—
Deferred income tax asset	7,574	4,442	4,058
Other current assets	18,371	18,527	5,325
Total current assets	176,624	168,726	125,532
Property, equipment, and software, net of accumulated depreciation of $12,467, $21,229, and $22,311, respectively	42,615	37,553	38,343
Notes receivable - non-current	29,389	24,419	17,078
Allowance for doubtful accounts - non-current	(1,339)	(774)	(1,254)
Total non-current notes receivable, net	28,050	23,645	15,824
Goodwill	3,185	6,279	2,997
Other intangible assets, net of accumulated amortization	17,358	17,645	14,295
Other assets	3,973	2,124	1,772
Total assets	$271,805	$255,972	$198,763
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$4,107	$6,649	$6,797
Accounts payable and accrued expenses	27,787	12,804	15,023
Due to ADs	14,980	15,390	18,236
Income taxes payable	—	—	9,676
Deferred revenue - current	6,094	6,362	6,051
Total current liabilities	52,968	41,205	55,783
Long-term debt, excluding current installments	21,778	22,337	21,691
Revolving credit facility	110,762	104,592	—
Deferred revenue - non-current	7,777	8,510	8,059
Deferred income tax liability	6,705	2,030	3,045
Total liabilities	199,990	178,674	88,578
Commitments and contingencies
Stockholders’ equity:
Class A preferred stock, $0.01 par value per share, 190,000 shares authorized, 0 shares issued and outstanding	—	—	—
Special voting preferred stock, $0.01 par value per share, 10 shares authorized, issued and outstanding	—	—	—
Class A common stock, $0.01 par value per share, 21,200,000 shares authorized, 11,785,705, 12,153,278, and 12,409,208 shares issued and outstanding, respectively	118	122	124
Class B common stock, $0.01 par value per share, 1,000,000 shares authorized, 900,000 shares issued and outstanding	9	9	9
Exchangeable shares, $0.01 par value per share, 1,000,000 shares issued and outstanding	10	10	10
Additional paid-in capital	2,049	9,044	9,402
Accumulated other comprehensive income (loss), net of taxes	(1,171)	(129)	66
Retained earnings	70,800	68,242	100,574
Total stockholders’ equity	71,815	77,298	110,185
Total liabilities and stockholders’ equity	$271,805	$255,972	$198,763

See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Three and nine months ended January 31, 2015 and 2014 (unaudited)
(In thousands, except for share and per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2015	2014	2015	2014
Revenues:
Franchise fees	$968	$1,247	$2,996	$3,172
AD fees	1,592	1,311	5,066	4,994
Royalties and advertising fees	25,457	22,081	28,350	24,710
Financial products	13,370	9,864	14,027	10,482
Interest income	3,222	3,001	7,200	7,435
Tax preparation fees, net of discounts	1,942	2,054	2,848	2,682
Other revenue	1,129	1,182	2,766	2,647
Total revenues	47,680	40,740	63,253	56,122
Operating expenses:
Employee compensation and benefits	10,546	10,318	28,626	24,603
Selling, general, and administrative expenses	13,041	9,121	30,919	23,131
AD expense	9,111	7,909	10,776	9,442
Advertising expense	8,161	5,860	14,022	11,051
Depreciation, amortization, and impairment charges	2,527	2,267	6,855	5,590
Total operating expenses	43,386	35,475	91,198	73,817
Income (loss) from operations	4,294	5,265	(27,945)	(17,695)
Other income (expense):
Foreign currency transaction loss	(35)	(3)	(45)	(15)
Gain on sale of available-for-sale securities	—	1,995	—	2,183
Interest expense	(683)	(464)	(1,550)	(1,066)
Income (loss) before income taxes	3,576	6,793	(29,540)	(16,593)
Income tax expense (benefit)	1,657	2,737	(11,487)	(6,244)
Net income (loss)	1,919	4,056	(18,053)	(10,349)
Less: Net income attributable to participating securities	(140)	(290)	—	—
Net income (loss) attributable to Class A and Class B common stockholders	$1,779	$3,766	$(18,053)	$(10,349)

Earnings (loss) per share attributable to Class A and Class B common stockholders:
Basic	$0.14	$0.29	$(1.42)	$(0.80)
Diluted	0.13	0.28	(1.42)	(0.80)

Weighted-average shares used to compute earnings per share attributable to Class A and Class B common stockholders:
Basic	12,679,286	12,991,857	12,742,288	12,937,734
Diluted	14,227,163	14,654,666	12,742,288	12,937,734

See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
Three and nine months ended January 31, 2015 and 2014 (unaudited)
(In thousands)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2015	2014	2015	2014
Net income (loss)	$1,919	$4,056	$(18,053)	$(10,349)
Unrealized gain on available-for-sale securities, net of taxes of $-, $26, $-, and $608, respectively	—	44	—	975
Reclassified gain on sale of available-for-sale securities included in income, net of taxes of $-, $803, $-, and $821, respectively	—	(1,192)	—	(1,362)
Foreign currency translation adjustment	(1,339)	(839)	(1,508)	(1,155)
Forward contracts related to foreign currency exchange rates	271	220	271	220
Comprehensive income (loss)	$851	$2,289	$(19,290)	$(11,671)

 See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine months ended January 31, 2015 and 2014 (unaudited)
(In thousands)

	2015	2014
Cash flows from operating activities:
Net loss	$(18,053)	$(10,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	4,453	5,886
Depreciation, amortization, and impairment charges	6,855	5,590
Stock-based compensation expense related to equity classified awards	2,002	1,394
Stock-based compensation income related to liability classified awards	—	(872)
Gain on bargain purchases and sales of Company-owned offices	(310)	(629)
Deferred tax expense	144	955
Gain on sale of available-for-sale securities	—	(2,183)
Changes in other assets and liabilities	(49,312)	(50,642)
Net cash used in operating activities	(54,221)	(50,850)
Cash flows from investing activities:
Issuance of operating loans to franchisees	(74,298)	(62,218)
Payments received on operating loans to franchisees	16,410	1,532
Purchases of Company-owned offices, AD rights, and acquired customer lists	(8,218)	(6,585)
Proceeds from sale of Company-owned offices and AD rights	3,690	2,368
Proceeds from sale of available-for-sale securities	—	5,163
Purchases of property, equipment, and software	(9,532)	(7,652)
Net cash used in investing activities	(71,948)	(67,392)
Cash flows from financing activities:
Proceeds from the exercise of stock options	10,053	6,122
Repurchase of common stock	(35,910)	(5,174)
Repayment of amounts due to former ADs	(4,211)	(1,439)
Repayment of other long-term debt	(949)	(1,458)
Borrowings under revolving credit facility	136,565	110,694
Repayments under revolving credit facility	(25,803)	(6,102)
Payment for debt issue costs	(917)	—
Tax benefit of stock option exercises	4,776	554
Net cash provided by financing activities	83,604	103,197
Effect of exchange rate changes on cash, net	(365)	(226)
Net decrease in cash and cash equivalents	(42,930)	(15,271)
Cash and cash equivalents at beginning of period	46,080	19,013
Cash and cash equivalents at end of period	$3,150	$3,742

  See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine months ended January 31, 2015 and 2014 (unaudited)
(In thousands)

	2015	2014
Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest of $135 and $376, respectively	$948	$851
Cash paid for taxes, net of refunds	10,849	6,388
Accrued capitalized software costs included in accounts payable	252	182
During the nine months ended January 31, 2015 and 2014, the Company acquired certain assets from franchisees, ADs, and third parties as follows:
Fair value of assets purchased	$16,531	$16,444
Receivables applied, net of amounts due ADs and related deferred revenue	(5,472)	(3,086)
Bargain purchase gains	(275)	(457)
Notes and accounts payable issued	(2,566)	(6,316)
Cash paid to franchisees, ADs, and third parties	$8,218	$6,585
During the nine months ended January 31, 2015 and 2014, the Company sold certain assets to franchisees and ADs as follows:
Book value of assets sold	$9,868	$6,209
Loss on sale - loss recognized	(125)	(160)
Gain on sale - revenue deferred	2,000	1,080
Notes received	(8,053)	(4,761)
Cash received from franchisees and ADs	$3,690	$2,368

See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

January 31, 2015 and 2014 (Unaudited)

(1) Organization and Significant Accounting Policies

Description of Business

Liberty Tax, Inc. (the "Company") was incorporated in Delaware in September 2010 as a holding company engaged through its subsidiaries as a franchisor and, to a lesser degree, an operator of a system of income tax preparation offices located in the United States and Canada. In July 2014, the corporate name was changed to Liberty Tax, Inc. from JTH Holding, Inc. The Company’s principal operations are conducted through JTH Tax, Inc. (d/b/a Liberty Tax Service), the Company’s largest subsidiary. Through this system of income tax preparation offices, the Company also facilitates refund-based tax settlement financial products, such as refund transfer products and personal income tax refund discounting. The Company also offers online tax preparation services.

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of Liberty Tax, Inc. and its wholly-owned subsidiaries. Assets and liabilities of the Company’s Canadian operations have been translated into U.S. dollars using the exchange rate in effect at the end of the period. Revenues and expenses have been translated using the average exchange rates in effect each month of the period. Foreign exchange transaction gains and losses are recognized when incurred. The Company consolidates any variable interest entities of which it is the primary beneficiary. When the Company does not have a controlling interest in an entity, but exerts significant influence over the entity, the Company applies the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation.

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

Office Count

The following table shows the U.S. office activity and the number of Canadian and Company-owned offices for the 2015, 2014, and 2013 tax seasons:

	Tax Season
	2015	2014	2013

U.S. Office Locations:
Permanent Office Locations:
Operated during the prior tax season	3,663	3,816	3,730
Offices opened	397	289	405
Offices closed	(296)	(442)	(319)
Operated during the current tax season	3,764	3,663	3,816
Seasonal Office Locations:
Operated during the prior tax season	486	427	176
Offices opened	118	334	344
Offices closed	(342)	(275)	(93)
Operated during the current tax season	262	486	427

Processing Centers	43	26	19
Total U.S. Office Locations	4,069	4,175	4,262

Canada Office Locations	259	263	258

Total Office Locations	4,328	4,438	4,520

Additional Office Information:
Company-owned offices	192	216	261
Franchised offices	4,136	4,222	4,259
Total office locations	4,328	4,438	4,520

Our new brand, SiempreTax+, operated 57 offices during the 2015 tax season. These offices consist of second offices opened by current franchisees in territories they already owned, conversions of existing Liberty Tax offices, and offices opened in new territories.

Territory Sales

During the first nine months of fiscal 2015, we sold approximately 160 new territories, compared to approximately 132 during the first nine months of fiscal 2014 and 311 during the same period of 2013. The 2013 number of new territories includes 134 territories purchased under the now discontinued "zero franchise fee" program. The 2013 number, net of these zero franchise fee purchases, was approximately 177. New territories include territories sold to new franchisees and additional territories sold to existing franchisees.

Use of Estimates

Management has made a number of estimates and assumptions related to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period to prepare these condensed consolidated financial statements and accompanying notes in conformity with GAAP. Actual results could differ from those estimates.

Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360). This update changes the criteria for reporting discontinued operations for all public and nonpublic entities as well as requiring new disclosures about discontinued operations and disposals of components of an entity that do not qualify for discontinued operations reporting. Public business entities should apply the amendments in this update prospectively to all disposals of components of an entity and all business or nonprofit activities that, on acquisition, are classified as held-for-sale that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years. The adoption of the new guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on May 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its condensed consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810), which amends certain requirements for determining whether a variable interest entity must be consolidated. The amendments are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The adoption of the new guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Foreign Operations

Canadian operations contributed $252 thousand and $1.4 million in revenues for the three and nine months ended January 31, 2015, respectively, and $352 thousand and $1.2 million in revenues for the three and nine months ended January 31, 2014, respectively.

(2) Accounts and Notes Receivable

The Company provides financing to franchisees and area developers ("ADs") for the purchase of franchises, areas, Company-owned offices, and operating loans for working capital and equipment needs. The franchise-related notes generally are payable over five years and the operating loans generally are due within one year. Most notes bear interest at 12%. Notes and interest receivable, net of unrecognized revenue, as of January 31, 2015, January 31, 2014, and April 30, 2014 are presented in the consolidated balance sheets as follows:

	January 31, 2015	January 31, 2014	April 30, 2014
	(In thousands)
Notes receivable, net of unrecognized revenue:
Notes receivable - current	$76,233	$89,566	$27,715
Notes receivable - non-current	29,389	24,419	17,078
Interest, net of uncollectible amounts	3,989	4,887	415
Total notes and interest receivable, net	$109,611	$118,872	$45,208

Most of the notes receivable are due from the Company's franchisees and ADs and are collateralized by the underlying franchise and, when the franchise or AD is an entity, are guaranteed by the owners of the respective entity. The debtors' ability to repay the notes is dependent upon both the performance of the tax preparation industry as a whole and the individual franchisees' or ADs' areas.
Unrecognized revenue relates to the financed portion of franchise fees and AD fees and, in the case of sales of Company-owned offices, the financed portion of gains related to these sales in each case where revenue has not yet been recognized. For franchise fees and gains related to the sale of Company-owned offices, revenue is recorded as note payments are received by the Company. Payments on AD fee notes receivable generate a corresponding increase in deferred revenue, which is amortized into revenue over the life of the AD contract, historically 10 years. The Company recently changed the term of new and renewal AD contracts to 6 years and the revenue for these contracts will be recognized over that period, subject to the receipt of cash. Unrecognized revenue was $42.0 million, $41.7 million, and $39.7 million at January 31, 2015, January 31, 2014, and April 30, 2014, respectively.
Accounts and notes receivable include royalties billed and franchise fees that relate to territories operated by franchisees located in AD territories and a portion of those accounts and notes are payable to the AD. The Company has recorded amounts payable to ADs for their share of these receivables of $15.0 million, $15.4 million, and $18.2 million at January 31, 2015, January 31, 2014, and April 30, 2014, respectively.
At January 31, 2015, the Company had unfunded lending commitments for operating loans to franchisees of $9.5 million.

Allowance for Doubtful Accounts
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
Activity in the allowance for doubtful accounts for the three and nine months ended January 31, 2015 and 2014 was as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2015	2014	2015	2014
	(In thousands)
Balance at beginning of period	$7,145	$6,048	$6,850	$6,684
Provision for doubtful accounts	1,245	2,456	4,453	5,886
Write-offs	(1,131)	(3,039)	(4,024)	(7,067)
Foreign currency adjustment	(160)	(55)	(180)	(93)
Balance at end of period	$7,099	$5,410	$7,099	$5,410

Management considers specific accounts and notes receivable to be impaired if the net amounts due exceed the fair value of the underlying franchise during the annual evaluation and estimates an allowance for doubtful accounts based on that excess. While not specifically identifiable as of the balance sheet date, the Company's experience also indicates that a portion of other accounts and notes receivable are also impaired, as management does not expect to collect all principal and interest due under the current contractual terms. Net amounts due include contractually obligated accounts and notes receivable plus accrued interest, net of unrecognized revenue, reduced by the allowance for uncollected interest, amounts due ADs, related deferred revenue, and amounts owed to the franchisee by the Company. In establishing the fair value of the underlying franchise, management considers recent sales between franchisees, net fees of open offices earned during the most recently completed tax season, and the number of unopened offices.

The allowance for doubtful accounts at January 31, 2015, January 31, 2014, and April 30, 2014 was allocated as follows:

	January 31, 2015	January 31, 2014	April 30, 2014
	(In thousands)
Impaired:
Accounts receivable	$3,478	$2,855	$5,351
Notes and interest receivable, net of unrecognized revenue	6,128	7,159	8,527
Less amounts due to ADs and franchisees	(416)	(536)	(1,166)
Amounts receivable less amounts due to ADs and franchisees	$9,190	$9,478	$12,712

Allowance for doubtful accounts for impaired notes and accounts receivable	$4,709	$4,366	$6,131

Non-impaired:
Accounts receivable	$46,542	$40,894	$37,771
Notes and interest receivable, net of unrecognized revenue	103,483	111,713	36,681
Less amounts due to ADs and franchisees	(15,186)	(15,592)	(17,818)
Amounts receivable less amounts due to ADs and franchisees	$134,839	$137,015	$56,634

Allowance for doubtful accounts for non-impaired notes and accounts receivable	$2,390	$1,044	$719

Total:
Accounts receivable	$50,020	$43,749	$43,122
Notes and interest receivable, net of unrecognized revenue	109,611	118,872	45,208
Less amounts due to ADs and franchisees	(15,602)	(16,128)	(18,984)
Amounts receivable less amounts due to ADs and franchisees	$144,029	$146,493	$69,346

Total allowance for doubtful accounts	$7,099	$5,410	$6,850

The Company’s average investment in impaired notes receivable during the nine months ended January 31, 2015 and 2014 was $7.7 million and $8.5 million, respectively.

Analysis of Past Due Receivables
The breakdown of accounts and notes receivable past due at January 31, 2015 was as follows:

	Total Past Due	Current	Allowance for Uncollectible Interest	Net Receivables
	(In thousands)
Accounts receivable	$27,333	$25,626	$(2,939)	$50,020
Notes and interest receivable, net	7,631	102,948	(968)	109,611
Total accounts, notes, and interest receivable, net	$34,964	$128,574	$(3,907)	$159,631

Accounts receivable are considered to be past due if unpaid 30 days after billing and notes receivable are considered past due if unpaid 90 days after the due date, at which time the notes are put on nonaccrual status. The Company’s investment in notes receivable on nonaccrual status at January 31, 2015, January 31, 2014, and April 30, 2014 was $6.7 million, $6.5 million, and $10.8 million, respectively. Payments received on notes in nonaccrual status are applied to interest income first until the note is current and then to the principal note balance. Nonaccrual notes that are paid current are moved back into accrual status during the next annual review.

(3) Investments

During fiscal 2013, the Company purchased corporate equity securities, as a strategic investment in a business partner, for $3.0 million and classified them as available for sale.  These securities were sold during the second and third quarters of fiscal 2014. A gross gain on the sale of $2.2 million was recognized and reclassified out of accumulated other comprehensive income and recorded as other income. There were no such investments at January 31, 2015 or April 30, 2014.

(4) Goodwill and Intangible Assets
At the end of the fourth quarter of fiscal 2014, assets associated with tax offices acquired from U.S. franchisees were transferred out of goodwill and intangible assets and classified as assets held for sale. Changes in the carrying amount of goodwill for the nine months ended January 31, 2015 and 2014 were as follows:

	Nine Months Ended January 31,
	2015	2014
	(In thousands)
Balance at beginning of period	$2,978	$5,685
Acquisitions of assets from franchisees	330	4,071
Disposals and foreign currency changes, net	(123)	(3,342)
Impairments	—	(135)
Balance at end of period	$3,185	$6,279
Components of intangible assets were as follows as of January 31, 2015, January 31, 2014, and April 30, 2014:

	January 31, 2015
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Amortizable intangible assets:
Customer lists acquired from unrelated third parties	6 years	$4,816	$(2,038)	$2,778
Assets acquired from franchisees:
Customer lists	4 years	968	(450)	518
Reacquired rights	2 years	785	(397)	388
AD rights	10 years	17,345	(3,671)	13,674
Total intangible assets		$23,914	$(6,556)	$17,358

	January 31, 2014
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Amortizable intangible assets:
Customer lists acquired from unrelated third parties	6 years	$4,816	$(634)	$4,182
Assets acquired from franchisees:
Customer lists	4 years	2,199	(744)	1,455
Reacquired rights	2 years	1,964	(1,217)	747
AD rights	10 years	14,443	(3,182)	11,261
Total intangible assets		$23,422	$(5,777)	$17,645

	April 30, 2014
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Amortizable intangible assets:
Customer lists acquired from unrelated third parties	6 years	$4,816	$(995)	$3,821
Assets acquired from franchisees:
Customer lists	4 years	551	(387)	164
Reacquired rights	2 years	481	(338)	143
AD rights	10 years	13,641	(3,474)	10,167
Total intangible assets		$19,489	$(5,194)	$14,295
During the nine months ended January 31, 2015 and 2014, the Company acquired the assets of various franchisees for $1.5 million and $7.5 million, respectively. During the first nine months of fiscal 2014, both U.S. and Canadian franchise acquisitions were recorded as intangible assets; however, during the first nine months of fiscal 2015, the majority of U.S. franchise acquisitions were recorded as assets held for sale, while Canadian franchise acquisitions continued to be recorded as intangible assets. These acquisitions were accounted for as business combinations, with all value allocated to intangible assets. The purchase price of assets acquired from franchisees and recorded as customer lists, reacquired rights, and goodwill during the nine months ended January 31, 2015 and 2014 was allocated as follows:

	Nine Months Ended January 31,
	2015	2014
	(In thousands)
Customer lists and reacquired rights	$1,169	$3,446
Goodwill	330	4,071
Purchase price of assets acquired from franchisees, not held for sale	$1,499	$7,517

(5) Assets Held For Sale
At the end of the fourth quarter of fiscal 2014, assets associated with tax offices acquired from U.S. franchisees were classified as assets held for sale. During the nine months ended January 31, 2015, the Company acquired $6.7 million in assets from U.S. franchisees. These acquisitions were first accounted for as business combinations, with the value allocated to customer lists and reacquired rights of $3.2 million and goodwill of $3.5 million prior to being reclassified to assets held for sale.  The acquired businesses are operated as Company-owned offices until a buyer is located and a new franchise agreement is entered into.

Changes in the carrying amount of assets held for sale for the nine months ended January 31, 2015 were as follows:

Nine Months Ended January 31, 2015
(In thousands)
Balance at beginning of period	$4,413
Acquisitions of assets from franchisees	6,656
Dispositions	(5,456)
Balance at end of period	$5,613

(6) Debt

In October 2014, the Company amended its credit facility. The amended credit facility consists of a $21.2 million term loan and a revolving credit facility that currently allows borrowing of up to $203.8 million with an accordion feature that permits the Company to request an increase in availability of up to an additional $50.0 million. Outstanding borrowings accrue interest at one-month London Interbank Offered Rate ("LIBOR") plus a margin ranging from 1.50% to 2.25% depending on the Company’s leverage ratio. At January 31, 2015 and 2014, the interest rate was 1.79% and 1.92%, respectively, and the average interest rate paid during the nine months ended January 31, 2015 was 1.78%. The indebtedness is collateralized by substantially all the assets of the Company and both loans mature on April 30, 2019 (except as to the commitments of one lender under the revolving credit facility, which mature on September 30, 2017).  The credit facility contains certain financial covenants that the Company must meet, including leverage and fixed-charge coverage ratios as well as minimum net worth requirements.  The Company was in compliance with the financial covenants at January 31, 2015.
Debt at January 31, 2015, January 31, 2014, and April 30, 2014 consisted of the following:

	January 31, 2015	January 31, 2014	April 30, 2014
	(In thousands)
Credit Facility:
Revolver	$110,762	$104,592	$—
Term loan	20,984	22,344	21,875
Amounts due to former ADs and mortgages	4,901	6,642	6,613
Total debt	136,647	133,578	28,488
Less: current portion	(4,107)	(6,649)	(6,797)
Long-term debt	$132,540	$126,929	$21,691

(7) Forward Contracts Related to Foreign Currency Exchange Rates

In connection with short-term advances made to its Canadian subsidiary related to personal income tax refund discounting, the Company periodically enters into forward contracts to eliminate the exposure related to foreign currency fluctuations. Under the terms of the forward currency contracts, the exchange rate for repayments is fixed at the time an advance is made and the advances are repaid prior to April 30 of the fiscal year of the advance. These forward contracts are designated as cash flow hedges. At January 31, 2015 and 2014, the fair value of foreign currency contracts included in other assets was $271 thousand and $220 thousand, respectively. The Company had no outstanding forward contracts at April 30, 2014. During the nine months ended January 31, 2015 and 2014, these foreign currency hedges were effective and, therefore, no amounts were recognized in the consolidated statements of operations.

(8) Income Taxes

The Company computes its provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adjusting the effects of any discrete income tax items specific to the period, if applicable.

(9) Stockholders’ Equity

Stockholders' Equity Activity
During the nine months ended January 31, 2015 and 2014, activity in stockholders’ equity was as follows:

	Nine Months Ended January 31, 2015	Nine Months Ended January 31, 2014
	(In thousands)
Class A common shares issued from the exercise of stock options	630	409
Class A common shares issued from the vesting of restricted stock	15	15
Proceeds from exercise of stock options	$10,053	$6,122
Class A common shares repurchased	1,271	246
Payments for repurchased shares	$35,910	$5,174
Tax benefit of stock option exercises	$4,776	$554

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) at January 31, 2015, January 31, 2014, and April 30, 2014 were as follows:

	January 31, 2015	January 31, 2014	April 30, 2014
	(In thousands)
Foreign currency adjustment	$(1,442)	$(349)	$66
Forward contracts related to foreign currency exchange rates	271	220	—
Total accumulated other comprehensive income (loss)	$(1,171)	$(129)	$66

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

Diluted net income (loss) per share is computed using the weighted-average number of common shares and, if dilutive, the potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and vesting of restricted stock units. The dilutive effect of outstanding stock options and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method. Additionally, the computation of the diluted net income (loss) per share of Class A common stock assumes the conversion of Class B common stock and exchangeable shares, if dilutive, while the diluted net loss per share of Class B common stock does not assume conversion of those shares.

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

The computation of basic and diluted net loss per share for the three and nine months ended January 31, 2015 and 2014 was as follows:

	Three Months Ended January 31, 2015
	Class A	Class B
	Common Stock	Common Stock
	(In thousands, except for share and per share amounts)
Basic net income per share:
Numerator
Allocation of undistributed earnings	$1,783	$136
Amounts allocated to participating securities:
Exchangeable shares	(130)	(10)
Net income attributable to common stockholders	$1,653	$126
Denominator
Weighted-average common shares outstanding	11,779,286	900,000

Basic net income per share	$0.14	$0.14

Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$1,653	$126
Reallocation of undistributed earnings as a result of assumed conversion of:
Class B common stock to Class A common stock	126	—
Exchangeable shares to Class A common stock	140	—
Net income attributable to stockholders	$1,919	$126
Denominator
Number of shares used in basic computation	11,779,286	900,000
Weighted-average effect of dilutive securities:
Class B common stock to Class A common stock	900,000	—
Exchangeable shares to Class A common stock	1,000,000	—
Employee stock options and restricted stock units	547,877	36,046
Weighted-average diluted shares outstanding	14,227,163	936,046

Diluted net income per share	$0.13	$0.13

	Nine Months Ended January 31, 2015
	Class A	Class B
	Common Stock	Common Stock
	(In thousands, except for share and per share amounts)
Basic and diluted net loss per share:
Numerator
Allocation of undistributed losses	$(16,778)	$(1,275)
Denominator
Weighted-average common shares outstanding	11,842,288	900,000

Basic and diluted net loss per share	$(1.42)	$(1.42)

Diluted net income (loss) per share excludes the impact of shares of potential common stock from the exercise of options and vesting of restricted stock units to purchase 140,416 and 1,160,106 shares for the three and nine months ended January 31, 2015, respectively, because the effect would be antidilutive.

	Three Months Ended January 31, 2014
	Class A	Class B
	Common Stock	Common Stock
	(In thousands, except for share and per share amounts)
Basic net income per share:
Numerator
Allocation of undistributed earnings	$3,775	$281
Amounts allocated to participating securities:
Exchangeable shares	(270)	(20)
Net income attributable to common stockholders	$3,505	$261
Denominator
Weighted-average common shares outstanding	12,091,857	900,000

Basic net income per share	$0.29	$0.29

Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$3,505	$261
Reallocation of undistributed earnings as a result of assumed conversion of:
Class B common stock to Class A common stock	261	—
Exchangeable shares to Class A common stock	290	—
Net income attributable to stockholders	$4,056	$261
Denominator
Number of shares used in basic computation	12,091,857	900,000
Weighted-average effect of dilutive securities:
Class B common stock to Class A common stock	900,000	—
Exchangeable shares to Class A common stock	1,000,000	—
Employee stock options and restricted stock units	662,809	42,634
Weighted-average diluted shares outstanding	14,654,666	942,634

Diluted net income per share	$0.28	$0.28

	Nine Months Ended January 31, 2014
	Class A	Class B
	Common Stock	Common Stock
	(In thousands, except for share and per share amounts)
Basic and diluted net loss per share:
Numerator
Allocation of undistributed losses	$(9,629)	$(720)
Denominator
Weighted-average common shares outstanding	12,037,734	900,000

Basic and diluted net loss per share	$(0.80)	$(0.80)

Diluted net income (loss) per share excludes the impact of shares of potential common stock from the exercise of options and vesting of restricted stock units to purchase 225,000 and 2,190,000 shares for the three and nine months ended January 31, 2014, respectively, because the effect would be antidilutive.

(10) Stock Compensation Plans

Stock Options

In August 2011, the Board of Directors approved the JTH Holding, Inc. 2011 Equity and Cash Incentive Plan. Employees and outside directors are eligible to receive awards and a total of 2,500,000 shares of Class A common stock were authorized for grant under the plan. At January 31, 2015, 1,486,592 shares of Class A common stock remained available for grant.
The following table summarizes the information for options granted during the nine months ended January 31, 2015:

Weighted average fair value of options granted	$10.13
Dividend yield	0.0%
Expected volatility	31.2%
Expected terms (in years)	5.0
Risk-free interest rates	1.6%-1.9%
Stock option activity during the nine months ended January 31, 2015 was as follows:

	Number of options	Weighted average exercise price
Balance at beginning of period	1,940,406	$16.68
Granted	140,416	33.60
Exercised	(629,663)	15.97
Canceled	(4,950)	15.00
Balance at end of period	1,446,209	18.64

Intrinsic value is defined as the fair value of the stock less the cost to exercise. The total intrinsic value of options exercised during the nine months ended January 31, 2015 was approximately $11.4 million. The total intrinsic value of stock options outstanding at January 31, 2015 was $25.1 million. Stock options have vesting schedules that range from six months to six years and expire from four to five years after the vesting date.
Nonvested stock options (options that had not vested in the period reported) activity during the nine months ended January 31, 2015 was as follows:

	Nonvested options	Weighted average exercise price
Balance at beginning of period	485,000	$20.92
Granted	140,416	33.60
Vested	(155,000)	20.46
Balance at end of period	470,416	24.86

At January 31, 2015, unrecognized compensation costs related to nonvested stock options were $3.0 million. These costs are expected to be recognized through fiscal 2021.

The following table summarizes information about stock options outstanding and exercisable at January 31, 2015:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of shares outstanding at	Weighted average exercise price	Weighted average remaining contractual life (in years)	Number of options exercisable at	Weighted average exercise price
	January 31, 2015			January 31, 2015
$10.50	25,000	$10.50	0.7	25,000	$10.50
15.00	824,197	15.00	2.1	784,197	15.00
16.38-19.75	281,596	17.88	4.7	131,596	17.66
26.18	175,000	26.18	6.9	35,000	26.18
33.38-33.79	140,416	33.60	6.7	—	—
	1,446,209	18.64		975,793	15.64

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

Restricted Stock Units

Restricted stock activity during the nine months ended January 31, 2015 was as follows:

	Number of RSUs	Weighted average fair value at grant date
Balance at beginning of period	21,445	$16.87
Granted	26,889	33.38
Vested	(14,746)	16.38
Canceled	(2,895)	25.72
Balance at end of period	30,693	30.74

At January 31, 2015, unrecognized compensation costs related to restricted stock units were $766 thousand. These costs are expected to be recognized through fiscal 2022.

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

The Company measures or monitors certain of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for those assets and liabilities for which fair value is the primary basis of accounting. Other assets and liabilities are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The following tables present, for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis at January 31, 2015, January 31, 2014, and April 30, 2014 (In thousands):

	January 31, 2015
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Recurring:
Forward contracts related to foreign currency exchange rates	$271	$—	$271	$—
Nonrecurring:
Impaired accounts and notes receivable	4,897	—	—	4,897
Total recurring and nonrecurring assets	$5,168	$—	$271	$4,897

	January 31, 2014
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Recurring:
Forward contracts related to foreign currency exchange rates	$220	$—	$220	$—
Nonrecurring:
Impaired accounts and notes receivable	5,647	—	—	5,647
Total recurring and nonrecurring assets	$5,867	$—	$220	$5,647

	April 30, 2014
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Recurring:
Cash equivalents	$42,918	$42,918	$—	$—
Nonrecurring:
Impaired accounts and notes receivable	7,747	—	—	7,747
Impaired goodwill	86	—	—	86
Impaired reacquired rights	42	—	—	42
Impaired customer lists	52	—	—	52
Assets held for sale	4,413	—	—	4,413
Total nonrecurring assets	12,340	—	—	12,340
Total recurring and nonrecurring assets	$55,258	$42,918	$—	$12,340

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of level 1 or 2 requiring fair value measurements for the nine months ended January 31, 2015.

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

Receivables other than notes, other current assets, accounts payable and accrued expenses, and due to ADs: The carrying amounts approximate fair value because of the short maturity of these instruments (Level 1).

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

(12) Related Party Transactions
The Company considers directors and their affiliated companies as well as executive officers and members of their immediate family to be related parties. For the nine months ended January 31, 2015 and 2014, the Company repurchased common stock from related parties as follows:

	Nine Months Ended January 31,
	2015	2014
Common stock repurchases:
Number of shares	993,852	147,618
Amount	$26,578,943	$2,878,585

The Company has entered into a multi-year contract to purchase a license for the use of Canadian tax software at a price of $657 thousand from a company in which it has an investment accounted for under the equity method. One of the members of the Company's Board of Directors is affiliated with the company providing this service.

The Company has entered into an agreement to purchase the right to distribute cloud and mobile accounting solutions to its franchisees. Payments of $248 thousand have been made for this service during the nine months ended January 31, 2015. One of the members of the Company's Board of Directors is affiliated with the company providing this service.

(13) Commitments and Contingencies

ERC class action litigation. The Company was sued in November 2011 in federal courts in Arkansas, California, Florida, and Illinois, and additional lawsuits were filed in federal courts in January 2012 in Maryland and North Carolina, in February 2012 in Wisconsin, and in May 2012 in New York and Minnesota. In April 2012, a motion to consolidate all of the then-pending cases before a single judge in federal court in the Northern District of Illinois was granted, and in June 2012, the plaintiffs filed a new complaint in the consolidated action. The consolidated complaint alleges that our refund transfer products formerly called electronic refund checks ("ERC") represent a form of refund anticipation loan ("RAL") because the taxpayer is "loaned" the tax preparation fee, and that the refund transfer product is, therefore, subject to federal truth-in-lending disclosure and state law requirements regulating RALs. The plaintiffs also allege disclosure violations related to the ERC fees paid by RAL customers. The plaintiffs, therefore, allege violations of state-specific RAL and other consumer statutes. The lawsuit purports to be a class action, and the plaintiffs allege potential damages in excess of $5.0 million, but the Company may seek damages from one of the providers of financial products that designed the programs and related disclosures that are the subject of the active claims that have not been found subject to arbitration. The Company is aware that virtually identical lawsuits have been filed against several of its competitors. The Company has concluded that a loss related to this case is probable and, as such, it has accrued a loss contingency related to this matter. The Company believes it has meritorious defenses to the claims in this case and intends to defend the case vigorously, but there can be no assurances as to the outcome or the impact on the Company's consolidated financial position, results of operations, and cash flows. The case is at an early procedural stage, and the Company is presently appealing a ruling related to the ability to arbitrate certain of the claims. The parties are presently engaged in mediation as part of the process required by the appellate court.

TCPA class action litigation. The Company was sued in September 2013 in federal court in Illinois in connection with alleged violations of the Telephone Consumer Protection Act. Plaintiff alleges that the Company inappropriately made auto dialed telephone calls to cellular telephones, seeks the certification of a nationwide class action, and claims statutory damages of $500-$1,500 per violation. The Company tendered the defense of this litigation to a third party entity that had contracted with the Company to solicit potential franchisees, and that third party entity acknowledged its defense and indemnification obligations to the Company. However, because the third party contractor may not have the financial resources to satisfy its defense and indemnity obligations, the Company concluded that it could not rely fully upon the fulfillment of those obligations. In September 2014, the parties reached a tentative settlement of this litigation for $3.0 million, but that settlement remains subject to the final negotiation of a settlement agreement, approval of the court, and other conditions typical in a class action. The Company believes that the net impact of the settlement will be reduced by payments made and expected to be made by principals of the third party contractor.

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

(14) Subsequent Event

On February 26, 2015, the Company's Board of Directors approved a cash dividend of $0.16 per share payable on April 22, 2015 to holders of record of common stock and common stock equivalents on April 15, 2015.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements concerning our business, operations, financial performance, and condition as well as our plans, objectives, and expectations for our business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, projections about our business and the industry in which we operate, and our management’s beliefs and assumptions. They are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. Factors that may cause such differences include, but are not limited to, the risks described under “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2014 and risks described in all other filings with the U.S. Securities and Exchange Commission ("SEC"), including:

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

•
government initiatives that simplify tax return preparation, improve the timing and efficiency of processing tax returns, limit payments to tax preparers, or decrease the number of tax returns filed or the size of the refunds;

•	government initiatives to pre-populate income tax returns;

•	increased regulation of the products and services that we offer;

•	the possible characterization of refund transfers as a form of loan or extension of credit;

•	changes in the tax settlement products offered to our customers that make our services less attractive to customers or more costly to us;

•	our ability to maintain relationships with our tax settlement product service providers;

•	our ability and the ability of our franchisees to comply with regulatory requirements;

•	the ability of our franchisees to open new territories and operate them successfully;

•	the ability of our franchisees to generate sufficient revenue to repay their indebtedness to us;

•	our ability to manage Company-owned offices;

•	our exposure to litigation;

•	our ability and our franchisees’ ability to protect customers’ personal information, including from a cyber-security incident;

•	our ability to access the credit markets and satisfy our covenants to lenders;

•	challenges in deploying accurate tax software in a timely way each tax season;

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

Potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. These forward-looking statements speak only as of the date of this quarterly report. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. A potential investor or other vendor should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this quarterly report.

Overview

We are one of the leading providers of tax preparation services in the United States and Canada. As measured by both the number of returns prepared and the number of retail offices, we are the third largest retail preparer of individual tax returns in the United States and the second largest retail preparer of individual tax returns in Canada.

Our tax preparation services and related tax settlement products are offered primarily through franchised locations, although we operate a limited number of Company-owned offices each tax season. All of the offices are operated under the Liberty Tax Service or SiempreTax+ brands.

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

We experienced a reduction in the number of offices operated from 4,438 during the 2014 tax season to 4,328 during the 2015 tax season primarily due to a decrease in the number of seasonal Walmart locations. Approximately 58% of our revenue during the first nine months of fiscal 2015 was derived from franchise fees, area developer fees, royalties, and advertising fees. For this reason, continued growth in and seasoning of our franchise locations is viewed by management as the key to our future performance.

Our revenue primarily consists of the following components:

•
Franchise Fees: Our standard franchise fee per territory is $40,000 and we offer our franchisees flexible structures and financing options for franchise fees. Franchise fee revenue is recognized when our obligations to prepare the franchisee for operation are substantially complete and as cash is received.

•
AD Fees: Our fees for AD areas vary based on our assessment of the revenue potential of each AD area and also depend on the performance of any existing franchisees within the AD area being sold. AD fees received are recognized as revenue on a straight-line basis over the initial contract term of each AD agreement with the cumulative amount of revenue recognized not to exceed the amount of cash received. The length of our AD agreements has historically been ten years. The Company recently changed the term of new and renewal AD contracts to six years and the revenue for these contracts will be recognized over that period, subject to the receipt of cash.

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

•
Interest Income: We earn interest income from our franchisees and ADs related to both indebtedness for the unpaid portions of their franchise fees and AD territory fees as well as for other loans we extend to our franchisees related to the operation of their territories. For franchise fees and AD loans upon which the underlying revenue has not been recognized, we recognize the interest income only to the extent of actual payment.

•	Tax Preparation Fees: We also earn tax preparation revenue directly from both the operation of Company-owned offices and providing tax preparation services through our online tax return products.

•
Other Revenue: Other revenue primarily includes the gain or loss on sale of Company-owned offices, commission fees charged to our ADs when we assist in selling a franchise within an AD area, and transfer fees earned from franchisee to franchisee territory sales.

A significant portion of our period-to-period increase in expenses is attributable to several initiatives designed to drive the growth of our franchise network and the tax preparation businesses of our franchisees. Although the Company has experienced substantial growth in the past, we have a significant number of undeveloped territories remaining and continue to dedicate corporate resources to the expansion of our franchise system. In addition, we are at the early stages of two corporate initiatives that we believe will foster continued growth in both our franchise and customer bases, but that require us to incur expenses. The first of these initiatives is a new franchise tax brand, SiempreTax+. During the first nine months of fiscal 2015, we incurred significant start-up expenses in launching SiempreTax+, which we believe will fill the growing need to provide retail tax and related services to the Hispanic community. The second initiative relates to the Affordable Care Act ("ACA"). Many of the interactions by consumers with the ACA involve the tax system, through which exemptions, subsidies, and penalties for failing to obtain coverage are handled. We believe the ACA provides a substantial opportunity for our tax offices to engage with consumers to explain the insurance alternatives available to them, to maximize the availability of exemptions and insurance subsidies, and to minimize the tax consequences of failing to obtain insurance.
Results of Operations

During the first nine months of fiscal 2015, we sold approximately 160 new territories, compared to approximately 132 during the first nine months of fiscal 2014 and 311 during the same period of 2013. The 2013 number of new territories includes 134 territories purchased under the now discontinued "zero franchise fee" program. The 2013 number, net of these zero franchise fee purchases, was approximately 177. New territories include territories sold to new franchisees and additional territories sold to existing franchisees.
The table below shows results of operations for the three and nine months ended January 31, 2015 and 2014.

	Three Months Ended January 31,				Nine Months Ended January 31,
			Change				Change
	2015	2014	$	%	2015	2014	$	%
(dollars in thousands)
Total revenues	$47,680	$40,740	$6,940	17%	$63,253	$56,122	$7,131	13%
Income (loss) from operations	4,294	5,265	(971)	(18)%	(27,945)	(17,695)	(10,250)	(58)%
Net income (loss)	1,919	4,056	(2,137)	(53)%	(18,053)	(10,349)	(7,704)	(74)%

Revenue. The table below sets forth the components and changes in our revenue for the three and nine months ended January 31, 2015 and 2014.

	Three Months Ended January 31,				Nine Months Ended January 31,
			Change				Change
	2015	2014	$	%	2015	2014	$	%
(dollars in thousands)
Franchise fees	$968	$1,247	$(279)	(22)%	$2,996	$3,172	$(176)	(6)%
AD fees	1,592	1,311	281	21%	5,066	4,994	72	1%
Royalties and advertising fees	25,457	22,081	3,376	15%	28,350	24,710	3,640	15%
Financial products	13,370	9,864	3,506	36%	14,027	10,482	3,545	34%
Interest income	3,222	3,001	221	7%	7,200	7,435	(235)	(3)%
Tax preparation fees, net of discounts	1,942	2,054	(112)	(5)%	2,848	2,682	166	6%
Other revenue	1,129	1,182	(53)	(4)%	2,766	2,647	119	4%
Total revenues	$47,680	$40,740	$6,940	17%	$63,253	$56,122	$7,131	13%

Total revenues increased by $6.9 million and $7.1 million for the three and nine months ended January 31, 2015, compared to the same period in fiscal 2014, representing 17% and 13% increases, respectively. The largest components of the increases were:

•
A $3.4 million and $3.6 million increase for the three and nine month periods, respectively, in royalties and advertising fees, driven by an increase in the number of returns filed by our franchised offices and an increase in the average net fee per tax return filed. The IRS began accepting electronic returns on January 20 during the 2015 tax season as opposed to January 31 during the 2014 tax season. This equated to an earlier start to the 2015 tax season which resulted in an increase in returns filed in the third quarter.

•
A $3.5 million increase for both the three and nine month periods in financial products, which was driven by the increase in overall return count, the Company's decision to originate a larger percentage of financial products through our in-house financial subsidiary during fiscal 2015 than during fiscal 2014, and timing due to tiered pricing on third-party products in fiscal 2014 that will catch up in the fourth quarter of fiscal 2015. We earn higher fees on financial products originated in-house than we do on those originated by third parties.

Franchise fee revenue is recognized as cash is received, which is subject to volatility due to the timing of receipts. Cash received in a period includes payments for sales made is prior periods that were financed with notes receivable. Although we sold only slightly fewer territories in the quarter ended January 31, 2015 than in the quarter ended January 31, 2014 and more territories in the nine months ended January 31, 2015 than in the comparable period for fiscal 2014, franchise fee revenue decreased $279 thousand and $176 thousand, respectively, because we received fewer note payments in fiscal 2015 than in fiscal 2014, and the average down payment received per territory sold declined in fiscal 2015 compared to fiscal 2014.

Operating expenses.    The table below details the amounts and changes in our operating expenses for the three and nine months ended January 31, 2015 and 2014.

	Three Months Ended January 31,				Nine Months Ended January 31,
			Change				Change
	2015	2014	$	%	2015	2014	$	%
(dollars in thousands)
Employee compensation and benefits	$10,546	$10,318	$228	2%	$28,626	$24,603	$4,023	16%
Selling, general, and administrative expenses	13,041	9,121	3,920	43%	30,919	23,131	7,788	34%
AD expense	9,111	7,909	1,202	15%	10,776	9,442	1,334	14%
Advertising expense	8,161	5,860	2,301	39%	14,022	11,051	2,971	27%
Depreciation, amortization, and impairment charges	2,527	2,267	260	11%	6,855	5,590	1,265	23%
Total operating expenses	$43,386	$35,475	$7,911	22%	$91,198	$73,817	$17,381	24%

Our total operating expenses increased by $7.9 million and $17.4 million for the three and nine months ended January 31, 2015, compared to the same periods in fiscal 2014, representing 22% and 24% increases, respectively. The largest components of the increases were:

•
A $4.0 million increase in employee compensation and benefits during the nine month period ended January 31, 2015, primarily attributable to a $2.0 million increase in salaries and related expenses to support our growth initiatives, a $1.0 million increase in executive severance costs, and a $872 thousand reduction in stock compensation expense in the first quarter of fiscal 2014 related to a change from liability classified awards to equity classified awards that did not recur in fiscal 2015.

•
A $3.9 million and $7.8 million increase for the three and nine month periods, respectively, in selling, general, and administrative expenses primarily because we accrued $4.1 million and $6.1 million, respectively, related to our pending class action litigation cases, net of estimated recoveries. Also, we had increases of $414 thousand and $1.2 million for the three and nine month periods, respectively, related to our SiempreTax+ and ACA initiatives. The remainder of the increase resulted from other initiatives to support continued growth. The increases in selling, general, and administrative expenses were partially offset by a reduction of $63 thousand and $855 thousand for the three and nine month periods, respectively, for restatement costs incurred in fiscal 2014 that did not recur in fiscal 2015.

•
A $1.2 million and $1.3 million increase for the three and nine month periods, respectively, in AD expense primarily due to the increase in U.S. royalties earned in fiscal 2015 compared to fiscal 2014 driven by the earlier start of the tax season. ADs earn a portion of their fees as a percentage of the royalties earned by the franchisees within their AD areas.

•
A $2.3 million and $3.0 million increase for the three and nine month periods, respectively, in advertising expense caused by the allocation of a greater amount of advertising resources into the third quarter of fiscal 2015 due to the earlier start of the tax season and the launch of our SiempreTax+ brand.

•
A $1.3 million increase in depreciation, amortization, and impairment charges during the nine month period ended January 31, 2015, including a $2.1 million increase related to placing our LibPRO software program into service during the third quarter of fiscal 2014. This increase was partially offset by a decrease in amortization on Company-owned offices, which are now recorded as assets held for sale and no longer amortized.

Income tax benefit. We recorded income tax expense with effective tax rates of 46.3% and 40.3% during the three months ended January 31, 2015 and 2014, respectively. We recorded income tax benefits with effective rates of 38.9% and 37.6% during the nine months ended January 31, 2015 and 2014, respectively. Due to the seasonal nature of our business, we expect the losses we incur through the first eight months of a fiscal year will be more than offset by the results of the last four months.

Liquidity and Capital Resources

Overview of factors affecting our liquidity

Seasonality of cash flow. Our tax return preparation business is seasonal, and most of our revenues and cash flow is generated during tax season, the period from January 1 through April 30. Between tax seasons, we rely significantly on excess operating cash flow from the previous season, on cash payments made by franchisees and ADs who purchase new territories and areas prior to the next tax season, and on the use of our credit facility to fund our operating expenses and invest in the future growth of our business. Our business has historically generated a strong cash flow from operations on an annual basis. We devote a significant portion of our cash resources during the off season to finance the working capital needs of our franchisees. We have also incurred significant expenditures in the development of our LibPRO tax software and expended cash to repurchase our common stock.

Credit facility. In October 2014, the Company amended its credit facility. The amended credit facility consists of a $21.2 million term loan and a revolving credit facility that currently allows borrowing of up to $203.8 million with an accordion feature that permits the Company to request an increase in availability of up to an additional $50 million. The term loan amortizes on a quarterly basis and matures on April 30, 2019; the revolving loan also expires on that date (except as to the commitments of one lender under the revolving credit facility, which mature on September 30, 2017).  The outstanding borrowings on both loans accrue interest at an adjusted one month LIBOR rate plus a margin that varies from 1.50% to 2.25%, depending on our leverage ratio. The interest rate was 1.79% at January 31, 2015. This indebtedness is collateralized by substantially all of our assets, including the assets of our subsidiaries.

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

We were in compliance with our financial covenants as of January 31, 2015.

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

Franchisee lending and potential exposure to credit loss. A substantial portion of our cash flow during the year is utilized to provide funding to our franchisees and ADs.  At January 31, 2015, our total balance of loans to franchises and ADs for working capital and equipment loans, representing cash amounts we had advanced to the franchisees and ADs, was $66.6 million. In addition, at that date, our franchisees and ADs together owed us $93.0 million for a total amount owed to us of $159.6 million, net of unrecognized revenue of $42.0 million, for amounts representing the unpaid purchase price for franchise territories or areas comprising clusters of territories and other amounts owed to us for royalties and other payment obligations.

Our actual exposure to potential credit loss associated with franchisee indebtedness is less than the aggregate amount of those loans because a portion of those loans are to franchisees located within AD areas, where our AD is ultimately entitled to a substantial portion of the franchise fee and royalty revenues represented by some of these loans. For this reason, the amount of indebtedness of franchisees to us is effectively offset in part by our related payable obligation to ADs with respect to franchise fees and royalties. As of January 31, 2015, the total indebtedness of franchisees to us where the franchisee is located in an AD area was $94.8 million, but $15.0 million of that indebtedness represents amounts ultimately payable to ADs as their share of franchise fees and royalties.

Our franchisees make electronic return filings for their customers utilizing our proprietary technology. Our franchise agreement allows us to obtain repayment of amounts due to us from our franchisees through an electronic fee intercept program before our franchisees receive net proceeds from tax preparation and other fees they have charged to their customers on tax returns associated with tax settlement financial products. Therefore, we are able to minimize the nonpayment risk associated with amounts outstanding from franchisees by obtaining direct electronic payment in the ordinary course throughout the tax season. Our credit risk associated with amounts outstanding from ADs is also mitigated by our fee intercept program, which enables us to obtain repayments of amounts that would otherwise flow through to ADs as their share of franchisee fee and royalty payments, to the extent of an AD’s indebtedness to us.

The unpaid amounts owed to us from our franchisees and ADs are collateralized by the underlying franchise or area and, when the franchise or area owner is an entity, are generally guaranteed by the related owners of the respective entity. Accordingly, to the extent a franchisee or AD does not satisfy its payment obligations to us, we may repossess the underlying franchise or area in order to resell it in the future. At January 31, 2015, we had an investment in impaired accounts and notes receivable and related interest receivable of approximately $9.2 million. We consider specific accounts and notes receivable to be impaired if the net amounts due exceed the fair value of the underlying franchise and estimate an allowance for doubtful accounts based on that excess. In addition, our experience also indicates that a portion of our other accounts and notes receivable, while not specifically identifiable as of the balance sheet date, are also impaired, as management does not expect to collect all principal and interest due under the current contractual terms. An allowance for doubtful accounts has been established based on our historical experience. As of January 31, 2015, the allowance for doubtful accounts attributable to our impaired receivables was $4.7 million and the amount attributable to our remaining receivables was $2.4 million. Amounts due for purposes of determining impairment include the recorded value of the accounts and notes receivable reduced by the allowance for uncollected interest, amounts due to ADs for their portion of franchisee receivables, any related unrecognized revenue and amounts owed to the franchisee by us. In establishing the fair value of the underlying franchise, we consider recent sales between franchisees, net fees of open territories, and the number of unopened territories. There were no significant concentrations of credit risk with any individual franchisee or AD as of January 31, 2015. We believe our allowance for doubtful accounts as of January 31, 2015 is adequate for our existing loss exposure. We closely monitor the performance of our franchisees and ADs and will adjust our allowances as appropriate if we determine the existing allowances are inadequate to cover estimated losses.

Dividends. Until the dividend announced in March 2015, we had never declared or paid a cash dividend on our capital stock. Although we have now announced a quarterly cash dividend and may continue to pay cash dividends in the future, the payment of dividends will be at the discretion of our Board of Directors and will depend, among other things, on our earnings, capital requirements, and financial condition. Our ability to pay dividends will also be subject to compliance with the financial covenants that are contained in our credit facility and may be restricted by any future indebtedness that we incur or issuances of preferred stock.

Sources and uses of cash

Operating activities. In the first nine months of fiscal 2015, we used $3.4 million more cash in our operating activities compared to the first nine months of fiscal 2014 primarily due to investments we made during the year to drive the continued growth of the Company.

Investing activities. In the first nine months of fiscal 2015, we utilized $4.6 million more in cash for investing activities compared to the same period in fiscal 2014. The items that contributed to this increase include $5.2 million in proceeds from sale of available-for-sale securities received in fiscal 2014 that did not recur in fiscal 2015, an increase of $1.6 million in cash used to purchase Company-owned offices and AD rights, and a $1.9 million increase in cash paid for purchases of property, equipment, and software, primarily the purchase of two new buildings in Virginia Beach, Virginia for $948 thousand. These decreases were partially offset by an increase of $1.3 million in cash received from sales of Company-owned offices and AD rights, and a net decrease of $2.8 million in the amount of operating loans issued to franchisees. While we issued $12.1 million more in operating loans to franchisees in the nine months ended January 31, 2015, that amount was offset by $14.9 million in higher payments received.

Financing activities. In the first nine months of fiscal 2015, we generated $19.6 million less cash from financing activities compared to the same period of fiscal 2014, because we utilized $30.7 million more for common stock repurchases, of which $20.0 million was expended in a privately negotiated transaction with an affiliate. This use of cash was partially offset by an increase in net borrowings under our revolving credit facility of $6.2 million and an increase in proceeds from the exercise of stock options of $3.9 million.

Future cash needs and capital requirements

Operating cash flow needs. We believe our cash from operations and our current credit facility will be sufficient to support our cash flow needs for the foreseeable future. At January 31, 2015, using the leverage ratio applicable under our loan covenants at the end of the quarter, our maximum unused borrowing capacity was $65.8 million.

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

Several factors could affect our cash flow in future periods, including the following:

•	the extent of additional investments designed to drive the growth of our franchise network and the tax preparation businesses of our franchisees;

•	the extent, if any, to which our Board of Directors elects to continue to declare dividends on our common stock;

•	the extent to which we extend additional operating financing to our franchisees and ADs, beyond the levels of prior periods;

•	the extent and timing of remaining expenditures related to our LibPRO tax software;

•	the cash flow effects of exercises of expiring stock options if the underlying stock continues to have a market price significantly in excess of the exercise price of those options;

•	the extent to which we engage in stock repurchases;

•	our ability to generate fee and other income related to tax settlement products in light of regulatory pressures on us and our business partners; and

•
the extent to which we repurchase AD areas, which will involve the use of cash in the short-term, but improve cash receipts in future periods from what would have been the AD's share of royalties and franchise fees.

Effect of our credit facility covenants on our future performance. Our credit facility, which matures on April 30, 2019 (except as to the commitments of one lender under the revolving credit facility, which mature on September 30, 2017), imposes several restrictive covenants, including a covenant that requires us to maintain a “leverage ratio” of not more than 4.5:1 (previously 4.0:1) at the end of the fiscal quarter ending January 31, and a ratio of not more than 3:1 at the end of each other fiscal quarter. The higher permitted leverage ratio at the end of the January 31 quarter reflects the fact that as of that date, we have typically extended significant credit to our franchisees for working capital and other needs that is not reflected in revenue that we receive from our franchisees until the period beginning in February each year. At January 31, 2015, our leverage ratio was 3.04:1.

We are additionally obligated to satisfy a fixed charge coverage ratio test which requires that ratio to be not less than 1.50:1 at the end of every fiscal quarter. At January 31, 2015, our fixed charge coverage ratio was 3.00:1.

We were in compliance with our financial covenants as of January 31, 2015. We expect to be able to manage our cash flow and our operating activities in such a manner that we will be able to satisfy our obligations under the revolving credit facility for the remainder of the term of that facility.

Non-GAAP Financial Information. We report our financial results in accordance with GAAP, however, we believe certain non-GAAP performance measures and ratios used in managing the business may provide additional meaningful comparisons between current year results and prior periods. Reconciliations to GAAP financial measures for the three and nine months ended January 31, 2015 and 2014 are provided below. These non-GAAP measures should be viewed in addition to, not as an alternative for, our reported GAAP results.

	Three Months Ended January 31, 2015
	Revenues	Expenses	Income from Operations	EBITDA	Income before Taxes	Net Income	Diluted EPS
	(In thousands, except earnings per share)
As Reported	$47,680	$43,386	$4,294	$6,786	$3,576	$1,919	$0.13

Adjustments:
Litigation costs	(6)	(4,066)	4,060	4,060	4,060	2,179	0.16
Subtotal of adjustments	(6)	(4,066)	4,060	4,060	4,060	2,179	0.16

As Adjusted	47,674	39,320	8,354	10,846	7,636	4,098	0.29

Stock-based compensation expense (3)	—	(494)	494	494

As Adjusted	$47,674	$38,826	$8,848	$11,340

	Nine Months Ended January 31, 2015
	Revenues	Expenses	Loss from Operations	EBITDA	Loss before Taxes	Net Loss	Basic and Diluted EPS
	(In thousands, except earnings per share)
As Reported	$63,253	$91,198	$(27,945)	$(21,135)	$(29,540)	$(18,053)	$(1.42)

Adjustments:
Executive severance (1)	—	(1,617)	1,617	1,617	1,617	988	0.08
Litigation costs	(47)	(6,196)	6,149	6,149	6,149	3,758	0.30
Subtotal of adjustments	(47)	(7,813)	7,766	7,766	7,766	4,746	0.38

As Adjusted	63,206	83,385	(20,179)	(13,369)	(21,774)	(13,307)	(1.04)

Stock-based compensation expense (3)	—	(1,408)	1,408	1,408

As Adjusted	$63,206	$81,977	$(18,771)	$(11,961)

	Three Months Ended January 31, 2014
	Revenues	Expenses	Income from Operations	EBITDA	Income before Taxes	Net Income	Diluted EPS
	(In thousands, except earnings per share)
As Reported	$40,740	$35,475	$5,265	$9,524	$6,793	$4,056	$0.28

Adjustments:
Gain on available-for-sale securities	—	—	—	(1,995)	(1,995)	(1,191)	(0.08)
Restatement costs	—	(63)	63	63	63	38	—
Litigation costs	(3)	—	(3)	(3)	(3)	(2)	—
Subtotal of adjustments	(3)	(63)	60	(1,935)	(1,935)	(1,155)	(0.08)

As Adjusted	40,737	35,412	5,325	7,589	4,858	2,901	0.20

Stock-based compensation expense (3)	—	(653)	653	653

As Adjusted	$40,737	$34,759	$5,978	$8,242

	Nine Months Ended January 31, 2014
	Revenues	Expenses	Loss from Operations	EBITDA	Loss before Taxes	Net Loss	Basic and Diluted EPS
	(In thousands, except earnings per share)
As Reported	$56,122	$73,817	$(17,695)	$(9,937)	$(16,593)	$(10,349)	$(0.80)

Adjustments:
Gain on available-for-sale securities	—	—	—	(2,183)	(2,183)	(1,362)	(0.11)
Executive severance (1)	—	(614)	614	614	614	383	0.03
Reclassification of stock-based compensation expense (2)	—	872	(872)	(872)	(872)	(544)	(0.04)
Restatement costs	—	(855)	855	855	855	533	0.04
Litigation costs	(49)	(60)	11	11	11	7	—
Subtotal of adjustments	(49)	(657)	608	(1,575)	(1,575)	(983)	(0.08)

As Adjusted	56,073	73,160	(17,087)	(11,512)	(18,168)	(11,332)	(0.88)

Stock-based compensation expense (3)	—	(1,294)	1,294	1,294

As Adjusted	$56,073	$71,866	$(15,793)	$(10,218)

(1) Includes stock based compensation expense
(2) Related to conversion from liability to equity instruments
(3) Excludes costs related to executive severance

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

Off Balance Sheet Arrangements

 From time to time, we have been party to interest rate swap agreements. These swaps effectively changed the variable rate of our credit facility into a fixed rate credit facility. Our most current interest rate swap agreements expired in March 2013, and we were not a party to an interest rate swap agreement at January 31, 2015. We may enter into interest rate swap agreements in the future if we determine that it is appropriate to hedge our interest rate risk.

We also enter into forward contracts to eliminate exposure related to foreign currency fluctuations in connection with the short-term advances we make to our Canadian subsidiary in order to fund personal income tax refund discounting. At January 31, 2015, the fair value of forward contracts outstanding was $271 thousand, which was included in other assets.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks from those reported at April 30, 2014 in our Annual Report on Form 10-K.

ITEM 4
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2015, the Company's disclosure controls and procedures were effective in providing reasonable assurance that information is recorded, processed, summarized, and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.
Changes in Internal Control over Financial Reporting

During our most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1
LEGAL PROCEEDINGS

ERC class action litigation. The Company was sued in November 2011 in federal courts in Arkansas, California, Florida, and Illinois, and additional lawsuits were filed in federal courts in January 2012 in Maryland and North Carolina, in February 2012 in Wisconsin, and in May 2012 in New York and Minnesota. In April 2012, a motion to consolidate all of the then-pending cases before a single judge in federal court in the Northern District of Illinois was granted, and in June 2012, the plaintiffs filed a new complaint in the consolidated action. The consolidated complaint alleges that our refund transfer products formerly called electronic refund checks ("ERC") represent a form of refund anticipation loan ("RAL") because the taxpayer is "loaned" the tax preparation fee, and that the refund transfer product is, therefore, subject to federal truth-in-lending disclosure and state law requirements regulating RALs. The plaintiffs also allege disclosure violations related to the ERC fees paid by RAL customers. The plaintiffs, therefore, allege violations of state-specific RAL and other consumer statutes. The lawsuit purports to be a class action, and the plaintiffs allege potential damages in excess of $5.0 million, but the Company may seek damages from one of the providers of financial products that designed the programs and related disclosures that are the subject of the active claims that have not been found subject to arbitration. The Company is aware that virtually identical lawsuits have been filed against several of its competitors. The Company has concluded that a loss related to this case is probable and, as such, it has accrued a loss contingency related to this matter. The Company believes it has meritorious defenses to the claims in this case and intends to defend the case vigorously, but there can be no assurances as to the outcome or the impact on the Company's consolidated financial position, results of operations, and cash flows. The case is at an early procedural stage, and the Company is presently appealing a ruling related to the ability to arbitrate certain of the claims. The parties are presently engaged in mediation as part of the process required by the appellate court.

TCPA class action litigation. The Company was sued in September 2013 in federal court in Illinois in connection with alleged violations of the Telephone Consumer Protection Act. Plaintiff alleges that the Company inappropriately made auto dialed telephone calls to cellular telephones, seeks the certification of a nationwide class action, and claims statutory damages of $500-$1,500 per violation. The Company tendered the defense of this litigation to a third party entity that had contracted with the Company to solicit potential franchisees, and that third party entity acknowledged its defense and indemnification obligations to the Company. However, because the third party contractor may not have the financial resources to satisfy its defense and indemnity obligations, the Company concluded that it could not rely fully upon the fulfillment of those obligations. In September 2014, the parties reached a tentative settlement of this litigation, but that settlement remains subject to the final negotiation of a settlement agreement, approval of the court, and other conditions typical in a class action. The Company believes that the net impact of the settlement will be reduced by payments made and expected to be made by principals of the third party contractor.

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

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuances of unregistered shares of our Class A Common Stock during the quarter ended January 31, 2015.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Our Board of Directors has approved $10 million of authorizations for share repurchases. These authorizations have no specific expiration date and cash proceeds from stock option exercises increase the amount of the authorizations. Shares repurchased from option exercises that are net-share settled by us and shares repurchased in privately negotiated transactions are not considered share repurchases under these authorizations. During the three months ended January 31, 2015, we repurchased shares from option exercises that were net-share settled by us and shares repurchased through open market transactions as follows (In thousands, except for share and per share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares that may Be Purchased Under the Plan as of Month End (1)
November 1 through November 30, 2014	16,905	$38.92	—	$5,436
December 1 through December 31, 2014	—	—	—	5,463
January 1 through January 31, 2015	43,995	35.31	31,007	4,669
Total	60,900	36.31	31,007

_______________________________________________________________________________

(1) During the three months ended January 31, 2015, 29,893 shares repurchased were associated with the exercise of stock options.

Changes in the maximum value of shares that may be purchased under the plan for the three quarters ended January 31, 2015 are shown below:

Maximum Value of Shares that may be Purchased Under the Plan
(In thousands)
Balance as of May 1, 2014	$8,415
Proceeds from stock option exercises	2,714
Purchases in open market transactions	—
Balance as of July 31, 2014	11,129
Proceeds from stock option exercises	1,158
Purchases in open market transactions	(7,552)
Balance as of October 31, 2014	4,735
Proceeds from stock option exercises	1,017
Purchases in open market transactions	(1,083)
Balance as of January 31, 2015	$4,669

ITEM 6
EXHIBITS

We have filed the following exhibits as part of this report:

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

31.1	Certification of Chief Executive Officer	X

31.2	Certification of Chief Financial Officer	X

32.1(1)	Section 1350 Certification (Chief Executive Officer)	X

32.2(1)	Section 1350 Certification (Chief Financial Officer)	X

101.INS(2)	XBRL Instance Document	X

101.SCH(2)	XBRL Taxonomy Extension Schema	X

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase	X

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase	X

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

LIBERTY TAX, INC. (Registrant)

Dated: March 6, 2015	By:	/s/ John T. Hewitt
John T. Hewitt Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Dated: March 6, 2015	By:	/s/ Kathleen E. Donovan
Kathleen E. Donovan Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

31.1	Certification of Chief Executive Officer	X

31.2	Certification of Chief Financial Officer	X

32.1(1)	Section 1350 Certification (Chief Executive Officer)	X

32.2(1)	Section 1350 Certification (Chief Financial Officer)	X

101.INS(2)	XBRL Instance Document	X

101.SCH(2)	XBRL Taxonomy Extension Schema	X

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase	X

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase	X

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