Form 10-K
period 2015-04-30
Liberty Tax, Inc.
filed 2015-07-01
CIK 1528930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒
The aggregate market value of the shares of Class A common stock held by non-affiliates of the registrant computed based on the last reported sale price of $37.89 on October 31, 2014 was $268,395,343.
The number of shares of the registrant's Class A common stock outstanding as of June 23, 2015 was 11,920,712.
The number of shares of the registrant's Class B common stock outstanding as of June 23, 2015 was 900,000.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report contains forward-looking statements concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for our business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as "aim," "anticipate," "assume," "believe," "could," "due," "estimate," "expect," "goal," "intend," "may," "objective," "plan," "predict," "potential," "positioned," "should," "target," "will," "would," and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and our management's beliefs and assumptions. They are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this annual report may turn out to be inaccurate. Factors that may cause such differences include, but are not limited to, the risks described under "Item 1A—Risk Factors," including:

•	our inability to sustain growth at our historical pace;

•	the seasonality of our business;

•	the continued service of our senior management team and our ability to attract additional talent;

•	our inability to secure reliable sources of the tax settlement products we make available to our customers;

•	government regulation and oversight, including the regulation of our tax settlement products such as refund transfers and loan settlement products;

•
government initiatives that simplify tax return preparation, improve the timing and efficiency of processing tax returns, limit payments to tax preparers, or decrease the number of tax returns filed or the size of the refunds;

•	government initiatives to pre-populate income tax returns;

•	the effect of regulation of the products and services that we offer, including changes in laws and regulations;

•	the possible characterization of refund transfers as a form of loan or extension of credit;

•	changes in the tax settlement products offered to our customers that make our services less attractive to customers or more costly to us;

•	our ability to maintain relationships with our tax settlement product service providers;

•	our ability and the ability of our franchisees to comply with legal and regulatory requirements;

•
failures by our franchisees and their employees to comply with their contractual obligations to us and with laws and regulations, to the extent these failures affect our reputation or subject us to legal risk;

•	the ability of our franchisees to open new territories and operate them successfully;

•	the ability of our franchisees to generate sufficient revenue to repay their indebtedness to us;

•	our ability to manage Company-owned offices;

•	our exposure to litigation;

•	our ability and our franchisees' ability to protect customers' personal information, including from a cyber-security incident;

•	the impact of identity-theft concerns on customer attitudes toward our services;

•	our ability to access the credit markets and satisfy our covenants to lenders;

•	challenges in deploying accurate tax software in a timely way each tax season;

•
delays in the commencement of the tax season attributable to Congressional action affecting tax matters and the resulting inability of federal and state tax agencies to accept tax returns on a timely basis, or other changes that have the effect of delaying the tax refund cycle;

•	competition in the tax preparation market;

•	the effect of federal and state legislation that affects the demand for paid tax preparation, such as the Affordable Care Act and potential immigration reform;

•	our reliance on technology systems, including the deployment of our LibPro project, and electronic communications;

•	our ability to deploy our LibPro software in a timely manner and with all the features our customers require;

•	the impact of any acquisitions or dispositions, including our ability to integrate acquisitions and capitalize on their anticipated synergies; and

•	other factors, including the risk factors discussed in this annual report.
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

PART I
Item 1.    Business.
Company Information
We were incorporated in Delaware in September 2010 as JTH Holding, Inc. In July 2014, our corporate name was changed to Liberty Tax. Inc. in order to better reflect our primary business and to eliminate confusion among stockholders and potential investors seeking information about us. We are the holding company for JTH Tax, Inc. d/b/a Liberty Tax Service, our largest subsidiary, which was incorporated in Delaware in October 1996. As an "emerging growth company" under applicable federal securities laws, we are subject to reduced public company reporting requirements.
References in this report to "years" are to our fiscal years, which end on April 30 unless otherwise noted, and all references to "tax season" refer to the period between January 1 and April 30 of the referenced year. Unless the context requires otherwise, the terms "Liberty Tax," "Liberty Tax Service," "we," "the Company," "us," and "our" refer to Liberty Tax, Inc. and its consolidated subsidiaries. A complete list of our subsidiaries can be found in Exhibit 21.1 to this report.
Financial Information about Segments
The majority of our revenue is earned through our United States operations; however, during our fiscal years 2015, 2014, and 2013, we earned $6.9 million, $6.4 million, and $5.9 million, respectively, from our Canadian operations. Due to the similarity in the nature of products and services, production process, type of customer, distribution methods, future prospects, and regulatory environment, we combine our United States operations and our Canadian operations into one reportable segment.
Our Business
We are one of the leading providers of tax preparation services in the United States and Canada. As measured by both the number of returns prepared and the number of retail offices, we are the second largest national retail preparer of individual tax returns in the United States and the second largest retail preparer of individual tax returns in Canada. Although we operate a limited number of Company-owned offices each tax season, our tax preparation services and related tax settlement products are offered primarily through franchised locations. All of the offices are presently operated under the Liberty Tax Service or SiempreTax+ brands.
Our business involves providing retail federal and state income tax preparation services and related tax settlement products in the United States and Canada. Our focus is on growing the number of Liberty Tax and SiempreTax+ offices, increasing the number of tax returns prepared by those offices, and enhancing profitability by offering services and products that continue to build both brands.
The tax return preparation market is divided into two primary distinct sectors: paid tax preparation and Do It Yourself ("DIY") preparation, which includes traditional "pen and paper" preparation as well as DIY preparation through online and software-based tax products. Although recent years have seen growth in the relative portion of the DIY sector that has been captured by online and software-based tax products, the separate paid tax preparation sector, in which we and our franchisees primarily compete, has also continued to grow. Approximately 59% of e-filed returns during the 2015 tax season were prepared by paid preparers.
The percentage of returns filed through paid tax preparers has remained relatively stable over the past decade, with material year-to-year variations generally in years where government tax rebate programs cause a spike in filings by taxpayers who might otherwise not have filed, or where recessionary conditions, as in 2009, temporarily depress filings. The requirements and complexity of the Affordable Care Act ("ACA"), and the effect of possible future immigration reform, may cause an increase in paid tax preparation in 2016 and future years.
Through our franchisees, we offer tax preparation services and related financial products to our tax customers. The services and products that our franchisees implement are designed to provide streamlined tax preparation services for taxpayers who, for reasons of complexity, convenience, or the need for prompt tax refunds, seek assisted tax preparation services.
In the 2015 tax season, we and our franchisees accounted for 1.9 million tax returns filed through our U.S. retail offices, 0.3 million through our Canadian retail offices, and 0.2 million through our online tax programs.
A typical tax season consists of two primary filing periods: a "first peak" involving filers who file relatively quickly after receiving their Forms W-2, and late-season filers who file during the weeks leading to the usual April 15 federal tax filing deadline. In the 2015 tax season, 66% of returns filed in our retail offices were filed between January 1 and February 28, and an additional 15% were filed between April 1 and April 15. During the 2015 tax season, the IRS opened its electronic filing system on January 20, 2015, which was earlier than in the previous two years, when late tax legislation and a government shutdown delayed the beginning of the tax seasons.
We expect to benefit from anticipated industry consolidation as we believe many independent tax preparers will look to exit the industry as they confront increased costs, regulatory requirements and demands to provide tax settlement products. We believe we will be a beneficiary of this consolidation because we are able to more efficiently address changing regulatory requirements due to our scale and also because we have succeeded in providing a fully competitive mix of the kinds of financial products sought by customers. In addition, our reputation in the market should continue to drive new customers to our brands, which will also enhance our position in a consolidating industry. As a result, we believe we will continue to accrete market share by virtue of our attractive platform for preparers and for new franchisees looking to capture customers from exiting independent preparers. We may also consider larger strategic transactions if those opportunities arise.
We believe the ACA presents an opportunity for potential growth in revenue and in number of returns. Because of the complexity of the ACA, we expect that taxpayers will seek assistance and we could see an increase in the number of filers in general and an increase in the number of filers who shift to a paid preparer from DIY. The ACA also requires additional forms and worksheets to be completed, which may produce more revenue. We have provided extensive training and educational materials to our offices and franchisees so that they will be able to guide the taxpayer through all aspects of the ACA. We have also initiated several projects related to the ACA, which we began to implement during fiscal 2015.
We also believe that the growing Hispanic population in the United States presents an opportunity for additional growth to tax providers that are able to successfully target those potential customers with tax and related services that serve the unique needs of the Hispanic community. For that reason, during fiscal 2015 we launched a new franchised tax brand, SiempreTax+, and we and our franchisees operated 57 SiempreTax+ offices during the 2015 tax season. We expect this brand to continue to grow, and we are working with our franchisees to develop additional non-tax service offerings in these offices that will attract customers to the brand. Moreover, we anticipate that any immigration reform, whether enacted through executive action or by Congress, will necessarily have the effect of encouraging a substantial number of undocumented immigrants to prepare and file tax returns, perhaps from multiple years. For that reason, we believe that any immigration reform that is implemented will result in an increase in the number of filers utilizing a paid preparer to guide them through this important governmental interaction.
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
We believe that our franchise system is the core of our highly scalable business model. Most of the Liberty Tax and SiempreTax+ offices are operated by franchisees. Because we do not own or operate a significant number of tax offices, we are able to focus on marketing, franchisee coaching and support, financial product development and other initiatives that drive our overall success. In addition, our franchise model allows us to grow our tax system with minimal capital expenditures or fixed cost investments.
Franchise territories. We have divided the United States into approximately 10,000 potential franchise territories. We attempt to draw territory boundaries such that each territory has a target population of approximately 30,000 people. Franchisees are permitted to open more than one office in a territory, and they may also have the opportunity to open a tax preparation kiosk in a retail operation within the territory. We presently have kiosk arrangements with several retailers, including Walmart.
Upon the launch of our new SiempreTax+ brand, we made clear to franchisees who owned existing territories that they would retain the rights to operate both brands within those territories, and that they would be permitted to open offices of both brands, in their existing territories, if they determine that the territory will support both a Liberty Tax office and a SiempreTax+ office. Our franchisees may also be permitted to sell rights to one brand in their territory while retaining rights to the other brand. During fiscal 2015, we also began to sell the rights to our two brands separately in undeveloped territories while we retained the territory boundaries that existed before the launch of our second brand.
As of April 30, 2015, our largest franchisee entity operated 31 tax locations, but a majority of our franchisees operated one or two tax locations. As part of our growth strategy, we anticipate substantially increasing the average number of offices per franchisee by encouraging more of our franchisees to acquire and open additional franchise territories. We anticipate that a significant number of our franchisees may elect to remain single-office owners, but that others will be attracted to the opportunity to grow their revenue base and overall profitability by enjoying the economies of scale associated with multi-unit operations. Because we continue to have measurably fewer offices than our two largest competitors, we believe that we have a significant number of additional territories available that will allow us to implement this business model, and we are devoting a substantial amount of our sales efforts to providing opportunities to existing franchisees to acquire additional territories.
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
We offer a special franchise purchase program, "rent to own," which was designed to allow existing franchisees to acquire additional territories with minimal risk. In this program, which is designed for the purchase of unsold territories, we allow an existing franchisee that is willing to pursue expansion to operate a territory without an obligation to pay a franchisee fee during the first tax season. If the franchisee operates the territory and elects to purchase the territory, the territory becomes subject to a standard franchise agreement and the payment of the standard franchise fee.
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
Our franchise agreements. Under the terms of our standard franchise agreement, each franchisee receives the right to operate a tax return preparation business under the Liberty Tax Service brand and/or SiempreTax+ brand within a designated geographic area. Similarly, our agreements with ADs permit ADs to market franchise territories within a designated multi-territory area. Franchise agreements have an initial term of five years and are renewable. The agreements impose various performance requirements on franchisees, require franchisees to use our proprietary software and equipment designated by us, and obligate our franchisees to operate in their offices in accordance with standards we establish. These standards include specified in-season and out-of-season opening hours, criteria for the location of franchise offices, requirements related to tax preparers and other office employees, and minimum performance standards. Our agreements also require our franchisees to comply with applicable state and federal legal requirements. Although we do not control and are not responsible for any compliance issues that could be caused by our franchisees or their tax preparers, we provide guidance to our franchisees regarding their compliance obligations, including the provision of standard advertising templates, training materials that include detailed compliance information, and systems that alert them to unusual activity. We also use a variety of means to identify potential compliance issues and to require franchisees to address any concerns.
Each year, as part of our active management of our franchise base, we terminate a number of franchisees, and other franchisees voluntarily relinquish their territories, sometimes in exchange for our forbearance on the remaining indebtedness owed to us in connection with the franchise territory. We generally intend to resell these territories to new or existing franchisees; however, we sometimes close office locations or maintain office locations that we were not able to resell before the subsequent tax season as Company-owned offices. In order to protect our competitive position, we regularly take actions to enforce the non-competition obligations and restrictions regarding customer lists and our trademarks and service marks contained in our franchise agreements.
AD areas. We initiated our AD program in 2001 in order to accelerate the growth of our franchise system. We continue utilizing the AD program to focus on areas with large underdeveloped groups of territories we believe would benefit from the dedicated sales attention that an AD offers. Our fees for AD areas vary based on our assessment of the revenue potential of each AD area, and also depend on the performance of any existing franchisees within the AD area being sold. Our ADs generally receive 50% of both the franchise fee and royalties collected from franchises located in their AD areas and are required to provide marketing and operational support.
Company-owned offices. We intentionally operate relatively few Company-owned offices. During the 2015 tax season we operated 182 Company-owned offices in the U.S. and Canada, 17 of which were seasonal offices. We focus primarily on growing through the opening of new franchise locations, and most of the Company-owned offices we operate in a given tax season are offices that have been previously owned by former franchisees who have ceased operations or failed to meet our performance standards. Rather than close offices that we believe have the potential to be successful, we attempt to resell these offices, and when we fail to do so before the beginning of a tax season, we may operate them as Company-owned offices until we can resell them at a later time. For this reason, the number of offices we operate as Company-owned offices changes substantially from season to season. During the fourth quarter of fiscal 2014, we began classifying assets associated with our U.S. Company-owned offices as assets held for sale because it is our intent to sell these offices within one year.
Franchise fees and royalties. New franchisees (and existing franchisees acquiring additional territories) presently have several options for acquiring a new undeveloped territory:

•
For new franchisees purchasing their first territory, payment of a franchise fee of $40,000, all or a portion of which might be financed by us subject to credit approval. In territories that we believe can support both a Liberty Tax office and a SiempreTax+ office, the franchise fee for one of the franchises is $40,000 and $25,000 for the other franchise, although we have reserved the right to vary this dual-fee structure.

•
For existing franchisees acquiring additional territories, payment of a franchise fee of $40,000, of which 20% must be paid as a down payment and the balance may be financed by us subject to credit approval. As noted above, in territories that can support offices for both of our brands, we may charge separate franchise fees for the acquisition of the rights to each of the brands.

•
For existing franchisees willing to expand, use of our "rent to own" option, which requires the same 20% down payment, but allows the franchisees to defer the down payment until they have operated the territory for most of one tax season and elect to keep the territory.

When we resell franchises in existing territories, we generally base the price of the territory on the revenue generated by the tax location in prior years, and in some cases may make the "rent to own" option available to prospective purchasers. The purchasing franchisee is required to pay what we consider to be a customer list purchase price, representing the value attributable to the prior operations in the franchised office.
Our franchise agreement requires franchisees to pay us:

•	A base royalty equal to 14% of the franchisee's tax preparation revenue, subject to certain specified minimums.

•	An advertising fee of 5% of the franchisee's tax preparation revenue that we utilize to fund our collective advertising efforts.
Our franchisees generally pay royalties and advertising fees to us during the month following the month in which they accrue. We have the ability to collect from our franchisees through a "fee intercept" mechanism. Our franchisees file returns electronically for their customers utilizing our facilities. Our franchise agreement allows us to obtain repayment of amounts due to us from our franchisees through an electronic fee intercept program before our franchisees receive the net proceeds from tax preparation and other fees they have charged to their customers who have received a tax settlement product. Therefore, we are able to reduce the nonpayment risk associated with amounts outstanding from franchisees by obtaining direct electronic payment in the ordinary course throughout the tax season. Our credit risk associated with amounts outstanding to ADs is also mitigated by our electronic fee intercept program, which enables us to obtain repayments of amounts that would otherwise flow through to ADs as their share of franchise fee and royalty payments, to the extent of an AD's indebtedness to us.
Franchisee loans. We provide a substantial amount of lending to our franchisees and ADs. In addition to allowing franchisees to defer a portion of their franchise fees, which they pay over time, we offer our franchisees working capital loans to fund their operations between tax seasons and expenditures they need to make in order to prepare for the upcoming tax season.
This indebtedness generally takes one of the following forms:

•
The unpaid portion of franchise and AD fees, which does not represent a cash advance by us to the franchisee or AD, but a loan of the franchise or AD fee, generally payable over four years for territory franchise fees and six years for AD fees.

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
LibTax software. Our current proprietary tax software program, "LibTax," was first deployed for the 2007 tax season and offers an interactive question-and-answer format that is easy for our retail office tax preparers to use, facilitating tax preparer training. A substantial number of changes are made each year to tax laws, regulations, and forms that require us to expend substantial resources every year to develop and maintain tax preparation software, at both the federal level and for every state with income tax filing requirements, that will be ready to be deployed in every office before the beginning of the tax season. We use the LibTax software in both our Liberty Tax offices and our SiempreTax+ offices.
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
Franchisee support. We provide substantial support to our franchisees in a variety of ways. Our franchise agreement requires our franchisees to adhere to certain minimum standards, including the use of tax preparation software we provide, the use of computers and other equipment that we select (but that we do not sell to them), training requirements, and other criteria. We make substantial training opportunities available to our franchisees and their prospective employees, and we require each franchisee to send representatives to a week-long Effective Operations Training seminar before they are allowed to operate a franchise location. We also make intermediate and advanced training available to our franchisees, offer "Tax School" classes for franchisees and prospective tax preparers, and provide substantial phone and internet-based support, particularly during the tax season. During the tax season, we maintain a fully-staffed operations center, with extended hours, at our corporate headquarters in Virginia Beach, Virginia. During the peak tax season, we hold daily conference calls in which we share and allow other franchisees to share recommendations and techniques for improving office performance, and in which we emphasize the importance of implementing the marketing plan that we recommend as part of our franchisee training.
Integration of product offerings. The LibTax software makes each of our product offerings available to our customers, including loan-based products and refund transfer products. We believe that this integration of our products into our tax preparation software is essential to attracting customers to the tax preparation services offered in our retail office locations.
Our LibPro tax software project, which we piloted in a small number of offices during the 2015 tax season, will integrate our existing LibTax and online tax offerings so customers will be able to move between the two offerings and access all of our tax products and services through both offerings. Additionally, this product will move us from managing software at individual office PC locations to a browser-based system.
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
When the prepaid card option is elected, the card is issued through one of our financial product partners and is branded with the Liberty Tax logo. When we deliver a physical refund check to a customer, we are generally able to print the check in one of our retail tax offices on check stock paper provided by the bank within a matter of hours after the electronic deposit of the customer's refund has been made to the customer's temporary account. We also enter into check-cashing arrangements with a number of retail establishments, including Walmart, which facilitate the ability of our customers to monetize their check even when they do not have traditional banking relationships. Unlike some of our competitors that penalize their customers for receiving their tax refunds on a paper check, we do not assess similar fees against our customers, who are permitted to choose freely among different disbursement options. For this reason, disbursements on prepaid cards represent a smaller percentage of our financial products than for some of our competitors, and we receive less income from this source than those competitors.
We believe the continued availability of refund transfers will enable us to continue to offer an adequate mix of tax settlement products to our customers. Although the number of refund-based loans, described below, obtained by our customers has declined significantly since the 2010 tax season, the number of customers receiving our refund transfer products, which we call our "attachment rate," has varied from 49.7% for the 2015 tax season compared to 51.5% for the 2014 tax season and 48.1% for the 2013 tax season.
Refund-based loans. We partner with a non-bank counter-party to provide a refund-based loan product that is marketed as an Instant Cash Advance ("ICA"). For the last three years we have not earned any significant revenue on this product; however, we feel that the availability of this product is appreciated by a segment of our customer base.
Online Tax Preparation
Although online tax preparation, through our online tax services, represents a small portion of tax returns prepared and associated revenue, we believe there is a substantial market for customers who wish to prepare their own tax returns using moderately priced online tax preparation products, and the continued availability of these products will be a part of our long-term growth, particularly if we are able to successfully integrate our online and retail tax services. At present, because our online tax customers often reside in territories where we have franchisees, the revenue associated with online customers in franchise territories is split with our franchisees on the same basis as our franchisees split with the Company the tax preparation revenues purchased in the retail offices.
Based on the highly competitive pricing environment in the online tax preparation market, as well as the costs of customer acquisition, we determined that the carrying amount of our online software and related acquired customer lists would not be recovered through estimated future cash flows; for this reason, we compared the fair value of the online software and acquired customer lists to their carrying value and recognized a non-cash impairment charge of $8.4 million as of April 30, 2015.
Intellectual Property
We regard our intellectual property as critical to our success and we rely on trademark, copyright, and trade secret laws in the United States to protect our proprietary rights. We pursue the protection of our service mark and trademarks by applying to register key trademarks in the United States. The initial duration of federal trademark registrations is 10 years. Most registrations can be renewed perpetually at 10-year intervals. In addition, we seek to protect our proprietary rights through the use of confidentiality agreements with employees, consultants, vendors, advisors, and others. The primary marks we believe to be of material importance to our business include our Lady Liberty logo and the brands "Liberty Tax," "Liberty Tax Service," "Liberty Income Tax," "Liberty Canada," and "SiempreTax+."
Seasonality
The tax return preparation business is highly seasonal, and we historically generate most of our revenues during the period from January 1 through April 30. For example, in fiscal 2015 and fiscal 2014, we earned 29% and 26% of our revenues during our fiscal third quarter ended January 31 and 90% and 90% of our revenues during the combined fiscal third and fourth quarters of 2015 and 2014, respectively. We generally operate at a loss during the period from May 1 through December 31, during which we incur costs associated with preparing for the upcoming tax season.
Available Financing
By building on steady growth since our founding and using our available financing to fund operations between tax seasons, we have avoided excess leverage while ensuring minimal outstanding indebtedness at the end of each tax season. At April 30, 2015 and 2014, for example, we had no outstanding balance under our revolving credit facility. Our term loan had outstanding balances of $20.5 million and $21.9 million at April 30, 2015 and 2014, respectively.

Competition
The paid tax preparation market is highly competitive. We compete with tens of thousands of paid tax return preparers, including H&R Block, Jackson Hewitt, regional and local tax return preparation companies, most of which are independent and some of which are franchised, regional and national accounting firms, and financial service institutions that prepare tax returns as part of their businesses. We consider the major factors that will affect our ability to successfully compete in our industry to include the following:

•	Our ability to continue to grow our franchise base in order to broaden our national reach and brand recognition.

•	Our ability to offer best of class customer and franchisee service and support.

•	Consolidation in our industry and our ability to capitalize on such consolidation.

•	Our ability to continue to offer a competitive range of tax settlement financial products.

•	The successful deployment of the next stage of our LibPro tax software.
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
Our online tax business also competes with a number of companies. Intuit, Inc., the maker of Turbo Tax, is the largest supplier of tax preparation software for online tax preparation services. H&R Block and Blucora, Inc., the owner of TaxAct, also have substantial online and software-based products.
Although we acquired the customer lists of two other online tax providers before the 2013 and 2014 tax seasons, the substantial advertising resources of our largest online tax competitors places us at a substantial disadvantage in this very competitive segment of the tax preparation market. During fiscal 2015, we recognized a portion of the purchase prices of those previously acquired customer lists as impaired, and we do not have any present plans for further growth of our online business through acquisition, unless a compelling strategic opportunity presents itself.
Regulation
We and our franchisees must comply with laws and regulations relating to our businesses. Regulations and related regulatory matters specific to our businesses are described below.
Federal tax return preparation regulation. Federal law requires tax preparers to, among other things, set forth their signatures and identification numbers on all tax returns prepared by them and retain for three years all tax returns prepared. Federal laws also subject tax preparers to accuracy-related penalties in connection with the preparation of tax returns. Preparers may be enjoined from further acting as tax preparers if they continually or repeatedly engage in specified misconduct. Additionally, all authorized IRS e-file providers must adhere to IRS e-file rules and requirements to continue participation in IRS e-file. Adherence to all rules and regulations is expected of all providers regardless of where published and includes, but is not limited to, those described in IRS Publication 1345, Handbook for Authorized IRS e-file Providers. Various IRS regulations also require tax return preparers to comply with certain due diligence requirements to investigate factual matters in connection with the preparation of tax returns. The IRS conducts audit examinations of authorized IRS e-file providers and tax return preparers, reviewing samples of prepared tax returns to ensure compliance with regulations in connection with tax return preparation activities. From time to time, certain of our franchisees and Company-owned offices are the subject of IRS audits to review their tax return preparation activities.

We engage in significant efforts to enhance tax compliance by our franchisees and their preparers, including the use of a franchisee alert system that identifies anomalous patterns, compliance audits of selected offices and returns, additional training requirements and actions taken against problematic preparers (including blacklisting to prevent their hiring by other franchisees).
The IRS published final regulations in 2010 that would have imposed mandatory tax return preparer regulations, but federal courts have ruled that the IRS did not have authority to implement those regulations. The IRS has created a voluntary tax preparer certification regime.
State tax return preparation regulation. We are also subject to tax return preparation regulation at the state level. The scope and substance of these regulations vary from state to state, but states also conduct examinations and take enforcement action against tax return preparers. From time to time, certain of our franchisees and Company-owned offices are the subject of state-level audits to review their tax preparation activities. In addition, particularly in the absence of effective IRS regulations imposing mandatory tax return preparer requirements, several states have begun to fill this void by imposing state-level preparer regulatory requirements. We believe our in-house certification program exceeds these regulatory requirements.
Financial privacy regulation. The Gramm-Leach-Bliley Act and related FTC regulations require income tax return preparers to adopt and disclose customer privacy policies and provide customers a reasonable opportunity to opt-out of having personal information disclosed to unaffiliated third parties for marketing purposes. Some states have adopted or proposed stricter opt-in requirements in connection with use or disclosure of consumer information. Federal and state law also requires us and our franchisees to safeguard the privacy and security of our customers' data, including financial information, to prevent the compromise or breach of our security that would result in the unauthorized release of customer data. Breaches of information security that affect us or our franchisees require compliance with customer notification requirements imposed at the state and local level, and in addition, may subject us to regulatory review by the FTC and other federal and state agencies. For example, in connection with a burglary that occurred at a single franchise office in California in early 2015, both we and the affected franchisee have been required to respond to a document request issued by the FTC. Additional restrictions on disclosure are imposed by the IRS, which prohibits the use or disclosure by tax preparers of income tax return information without the prior written consent of the taxpayer. The IRS may continue to consider further regulations concerning disclosures or uses of tax return information.
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
Potential regulation of refund transfer products or treatment of refund transfer products as loans or extensions of credit. Our refund transfer products may be subject to additional regulation because of potential regulatory changes as well as litigation asserting that refund transfer products constitute a loan or extension of credit because many customers who receive refund transfer products elect to defer paying their tax preparation fees until their tax refund is received. With respect to possible new regulation, the broad authority of the Consumer Financial Protection Bureau may enable that agency to pursue initiatives that negatively impact our ability to offer tax settlement products by imposing disclosure requirements or other limitations that make the products more difficult to offer or reduce their acceptance by potential customers. See "Item 1A—Risk Factors—Risk Related to Regulation of Our Industry—Legislative and regulatory reforms may have a significant impact on our business, results of operations and financial condition" and "—Federal and state regulators may impose new regulations on non-loan tax settlement products that would make those products more expensive for us to offer or more difficult for our customers to obtain."
We are also subject to pending litigation that asserts that the refund transfer product is a loan or extension of credit, and should therefore be subject to loan-related federal and state disclosure requirements. See "Item 3—Legal Proceedings—ERC class action litigation." We are also subject to an injunction in California that treats our refund transfer product as an extension of credit. If we are subject to an adverse decision in future litigation that affects our offering of refund transfer products in other states, our refund transfer products would be subject to additional regulatory requirements in those states, including federal truth-in-lending disclosure obligations, and possible compliance with statutes and regulations governing refund anticipation loans that have been adopted in numerous states. This additional regulation would not prohibit us from offering refund transfer products but might require us to make interest rate and other disclosures to customers because of the characterization of the refund transfer product as a loan or extension of credit that would make it more difficult to market the refund transfer product to potential customers or reduce their acceptance by potential customers, and might adversely affect fees charged related to refund transfer products because of limitations on fees imposed by state refund anticipation loans statutes and regulations. See "Item 1A—Risk Factors—Risks Related to Regulation of Our Industry—Federal and state regulators may impose new regulations on non-loan tax settlement products that would make those products more expensive for us to offer or more difficult for our customers to obtain" and "—We may be unsuccessful in litigation that characterizes refund transfer products as loans, which could subject us to damages and additional regulation, and which could adversely affect our ability to offer tax settlement products and have a material adverse effect on our operations and financial results."
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
Telephone Consumer Protection Act. Maintaining contact with customers is an essential component of the efforts by our franchisees, and by us in Company-owned offices, to retain tax customers from year-to-year. In addition, we utilize a variety of contact methods to solicit new franchisees. The Telephone Consumer Protection Act ("TCPA") imposes substantial restrictions on the manner in which persons may be contacted, by telephone calls or text, on mobile telephones. We are required to comply with these restrictions in the telephone calls and text messages that we send, and we also make available tools intended to assist our franchisees in ensuring that telephone calls they made and text messages they send are compliant with the TCPA. Violations of the TCPA may result in per-call and per-message penalties of $500 to $1,500, and frequently result in class action litigation. The Federal Communications Commission ("FCC"), which is responsible for regulations relating to the TCPA, has been asked to clarify certain aspects of their regulations that have led to a substantial increase in TCPA litigation, but it is not clear that any significant changes to those regulations will be implemented in the foreseeable future.
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
Employees
As of April 30, 2015, we employed 1,026 full-time employees, consisting of 494 employees in our corporate operations, primarily located in Virginia Beach, Virginia and 532 employees at our Company-owned offices. Many of our employees are seasonal and, by contrast, we had 623 corporate employees and 936 employees at our Company-owned offices as of February 28, 2015. As of May 31, 2015, we employed 493 corporate employees and 407 employees at our Company-owned offices. We consider our relationships with our employees to be good.
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
Historically our growth has been driven by selling franchises and entering into agreements with ADs who have assisted us in expanding our geographic reach. Our future viability, profitability, and growth will depend upon our ability to successfully operate and continue to expand our operations in the United States and Canada. Furthermore, our business has experienced rapid growth in the number of franchisees and office locations in large geographic markets, and our continued growth in those markets may not continue at the same pace. Our ability to continue to grow our business will be subject to a number of risks and uncertainties and will depend in large part on:

•	adding new customers and retaining existing customers;

•	innovating new products and services to meet the needs of our customers;

•	finding new opportunities in our existing and new markets;

•	remaining competitive in the tax return preparation industry;

•	our ability to offer directly and to facilitate through others the sale of tax settlement products;

•	attracting and retaining capable franchisees and ADs;

•	maintaining a reputation for quality tax preparation services sufficient to attract and retain customers and franchisees;

•	our success in replacing independent preparers with franchisees;

•	hiring, training, and retaining skilled managers and seasonal employees; and

•	expanding and improving the efficiency of our operations and systems.
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
Our business is highly seasonal, with the substantial portion of our revenue earned in the January through April "tax season" in the United States and Canada each year. The concentration of our revenue-generating activity during this relatively short period presents a number of challenges for us and our franchisees, including:

•	cash and resource management during the first eight months of our fiscal year, when we generally operate at a loss and incur fixed costs and costs of preparing for the upcoming tax season;

•	compliance with financial covenants under our credit facility, particularly if the timing of our revenue generation deviates from our typical revenue patterns;

•	the availability of seasonal employees willing to work for our franchisees for little more than the minimum wage, with minimal benefits, for periods of less than a year;

•	the success of our franchisees in hiring, training, and supervising these employees and dealing with turnover rates;

•
accurate forecasting of revenues and expenses because we may have little or no time to respond to changes in competitive conditions, markets, pricing, and new product offerings by competitors, which could affect our position during the tax season;

•	disruptions in one tax season, including any customer dissatisfaction issues, which may not be discovered until the following tax season; and

•	ensuring optimal uninterrupted operations during peak season.
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
In the United States, 23% of our revenue during our 2015 fiscal year was directly derived from our facilitation of the sale of financial products provided to our customers by financial institutions and other lenders or providers, and we believe that percentage may grow in future tax seasons. Our tax return preparation business is also, to some extent, dependent on our ability to facilitate the sale of these products, because our customers are often attracted to our business by the expectation that these products will be available. Financial products that monetize future tax refunds are specialized financial products, and if our arrangements with the financial institutions and other partners that provide our tax settlement products were to terminate and we were unable to enter into an alternative relationship on acceptable terms, or at all, our financial results could be materially adversely affected. In addition, any changes in our contractual terms with these financial institutions and other partners that result in a reduction in our fee income, if not offset by customer growth associated with lower fees, could adversely affect our profitability. See "—Risks Related to Regulation of Our Industry—We may be unsuccessful in litigation that characterizes refund transfer products as loans, which could subject us to damages and additional regulation, and which could adversely affect our ability to offer tax settlement products and have a material adverse effect on our operations and financial results."
The loan products made available through non-bank lenders may be limited in scope, are dependent on the availability of financing, may be more expensive, and could subject us to greater risk of loss.
During recent tax seasons, we entered into a relationship with a non-bank lender to offer an ICA product to customers in a limited number of our offices. Because some tax settlement products such as ICAs are offered by third-party lenders that are not subject to federal banking law regulations, the products offered through these lenders may subject us to additional laws and regulation at the state level. These laws and regulations may make the offering of the products more expensive and may increase the cost of these products to our customers. Moreover, ICAs will not be available in all states due to regulatory restrictions. The ability to maintain and expand the program will depend on the availability of financing the lender must secure each year. The impact of this additional layer of regulation and the availability of funding may, therefore, limit our product offerings and adversely affect our profitability. Moreover, because we are continuing to work with the lenders to refine loan underwriting criteria for ICAs, these third parties may experience a higher rate of loss on these loans. We have agreed to repurchase delinquent loans in the ICA program in the past, and if we incur losses as a result of similar obligations in the future, they could adversely affect our results of operations. To the extent ICAs become a more significant product in our portfolio of tax settlement products, our risk of incurring losses due to these or similar repurchase obligations will also increase.
We face significant competition in the tax return preparation business and face a competitive threat from software providers and internet businesses that enable and encourage taxpayers to prepare their own tax returns.
The tax return preparation industry is characterized by intense competition. We compete with H&R Block, which is larger and more widely recognized than us, and with other national and regional tax services and smaller independent tax return preparation services, small franchisors, regional tax return preparation businesses, accounting firms, and financial service institutions that prepare tax returns as part of their business. Additionally, many taxpayers in our target market prepare their own returns. The availability of these alternative options may reduce demand for our products and limit the fees our franchisees can charge, and competitors may develop or offer more attractive or lower cost products and services than ours, which could erode, our consumer base.
We also face increased competitive challenges from the online and software self-preparer market, including the FFA, a consortium of the IRS, online preparation services that provides free online tax return preparation, and assistance from volunteer organizations that prepare tax returns at no cost for low-income taxpayers. In addition, many of our direct competitors offer certain free online tax preparation and electronic filing options, and limited in-office promotions of free or nominal cost tax preparation services. Government tax authorities, volunteer organizations, and direct competitors may elect to expand free and reduced cost offerings in the future. Intense price competition, including offers of free service, could result in a loss of market share, lower revenues, or lower margins. Our ability to compete in the tax return preparation business depends on our product offerings, price for services, customer service, the specific site locations of our offices, local economic conditions, quality of on-site office management, the ability to file tax returns electronically with the IRS, and the availability of tax settlement products to our customers.
We rely on our own proprietary tax preparation software, and any difficulties in deploying or utilizing our software each tax season could adversely affect our business.
We have utilized our own tax preparation software, since the 2007 tax season. However, tax changes made by the federal and state governments each year and changes in tax forms require us to make substantial changes to our software before the beginning of each tax season. Although we engage in extensive testing of our software before deploying it in our franchisees' tax preparation offices, any delays in the availability of IRS forms or instructions or problems with the rollout of the new software each season could delay our franchisees' ability to file tax returns at the beginning of the tax season and could adversely affect our business. Moreover, we are in the early stages of deploying our new LibPro software, which is based on a different platform than our previous software, and any implementation issues with that software could adversely affect our business.
Our online tax business will depend in the future on our ability to deploy our own software, and any further delays in deploying fully functional software could adversely affect our business.
Until 2004, we utilized software provided by a third party in order to offer online tax preparation. Our agreement with the third party expired in 2013, and they no longer support that product. We replaced the third-party online software with our LibPro software for the 2014 tax season, but the version we utilized for the 2014 and 2015 tax seasons did not include all available IRS forms or permit state tax filing in all states. We expect to add additional functionality for the 2016 and subsequent tax seasons, but any limitations on functionality could adversely affect both customer retention and our ability to attract new customers.
Our Company-owned offices may not be as successful as our franchised offices.
Historically, almost all Liberty Tax offices have been owned by franchisees, and most of the Company-owned offices we have operated during a tax season have been offices previously operated by former franchisees. For the 2015 tax season, we operated a total of 182 Company-owned offices. Our Company-owned offices tend to be less successful than our typical franchisee-owned offices because they often represent offices transitioned from a less successful franchisee. For this reason, we are not able to obtain the continuity of staffing in Company-owned offices that we expect to experience in our franchisee-owned offices.
Our participation in ventures designed to take advantage of the Affordable Care Act may subject us to additional economic and regulatory risks.
During the 2014 tax season, we participated in limited programs designed to make information about health insurance options and access to health insurance enrollment opportunities available to our tax office customers. We developed additional opportunities to make health insurance information and enrollment available to our customers during the 2015 tax season and will continue to do so in future tax seasons. Some of these ventures have included and will include participation as an owner of new entities offering health insurance and receiving health insurance-related income. We cannot be certain that our participation in these ventures in order to provide additional services to our customers will be profitable, and any losses we incur as a consequence of these opportunities may have an adverse effect on our operating results. Moreover, the health insurance business is a complex regulatory environment, involving state-by-state laws and regulations in addition to federal legal requirements. Any failure by us or by any counterparties in our various health insurance related business arrangements to comply with applicable law and regulations could have an adverse effect on our business, and subject us and our franchisees to legal penalties.
The provision of health insurance and other insurance products to customers by our franchisees and their preparers may subject us and our franchisees to additional claims from customers, as well as increased regulatory risk.
As part of our effort to make information about health insurance options available to tax office customers, we have encouraged our franchisees to make licensed insurance agents available in tax offices. A significant number of our franchisees have become or arranged for the availability of insurance agents, and participated in the writing of health insurance policies for customers. The provision of these insurance services subjects our franchisees to a complex regulatory environment, and to potential claims by customers who may become dissatisfied with the insurance products they obtain. Any failure by our franchisees or their employees to comply with applicable insurance laws and regulations could have an adverse effect on our business and subject our franchisees and us to regulatory complaints, and any failure by our franchisees to provide satisfactory insurance services to customers may adversely affect our customer relationships and our business.
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
We are dependent upon the continued availability of our credit facility, which consists of a term loan and a revolving loan, in order to fund our seasonal needs and for the further expansion of our business. Were we to default on our financing or otherwise lose access to our sources of credit, our ability to provide financing to our franchisees would be significantly impaired and may result in certain offices closing if our franchisees are not able to secure alternative financing for their working capital needs. In addition, our ability to expand our business would be impaired. We may need to obtain new credit arrangements and other sources of financing to continue to provide financing to our franchisees, to meet future obligations, and to fund our future growth. Our ability to maintain or refinance our debt and fund other obligations depends on our successful financial and operating performance and the availability of funds from credit markets. There is no assurance that when our credit facility matures in 2019, we will be able to renew or refinance our debt or enter into new credit arrangements on terms similar to those of our existing loans.
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
We are dependent on the timing of the tax filing season, and disruptions in the opening of the tax season may have a material adverse effect on our results of operations and liquidity.
Historically, the federal tax filing season has begun in mid-January, and both we and our franchisees have begun to prepare tax returns in early January with the ability to electronically file those returns beginning in mid-January. For both the 2013 and 2014 tax seasons, the IRS postponed the first date on which it generally accepts electronic filings until the end of January, and in 2013, also delayed the availability of a significant number of tax forms. These delays at the beginning of the tax season were also replicated at the state level in 2013, because of the reliance of states on tax forms that are dependent upon or subject to changes in federal tax forms. The change in the start of the 2013 and 2014 tax filing seasons materially affected our revenue during the fiscal quarter ending January 31 of both years, and also required us to engage in additional borrowing to support both our operations and those of our franchisees because of the delay in receipt of revenue associated with tax filings. Substantial delays in the opening of the tax filing season in future years would be likely to have an adverse effect on our revenue and liquidity.
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
Privacy concerns relating to the disclosure of consumer financial information have drawn increased attention from federal and state governments in the United States. The IRS generally prohibits the use or disclosure by tax return preparers of taxpayers' information without the prior written consent of the taxpayer. In addition, the Gramm-Leach-Bliley Act and other Federal Trade Commission ("FTC") regulations require financial service providers, including tax return preparers, to adopt and disclose consumer privacy policies and provide consumers with a reasonable opportunity to opt out of having personal information disclosed to unaffiliated third parties for advertising purposes. We and our franchisees manage highly sensitive client information in our operations, and although we have established security procedures to protect against identity theft and require our franchisees to do the same, a security incident resulting in breaches of our customers' privacy may occur. If the measures we have taken prove to be insufficient or inadequate or if our franchisees fail to meet their obligations in this area, we and our franchisees may become subject to litigation or administrative sanctions, which could result in significant fines, penalties, or damages and harm to our brand and reputation, which in turn could negatively impact our ability to retain our customers. Moreover, although we have some insurance that may defray the cost, the cost of remediating any breach resulting from a cybersecurity incident or other breach of the privacy of customer information would likely be substantial. Furthermore, we may be required to invest additional resources to protect us against damages caused by these actual or perceived disruptions or security breaches in the future. We could also suffer harm to our reputation from a security breach or inappropriate disclosure of customer information. Changes in these federal and state regulatory requirements could result in more stringent requirements and could result in a need to change business practices, including how information is disclosed. These changes could have a material adverse effect on our business, financial condition, and results of operations. Moreover, a significant security breach or disclosure of customer information could so damage our brand and reputation that demand for the services that are provided by us and our franchisees may be reduced.
If our business or the tax industry generally is perceived as a source of identity theft, our reputation may be harmed and our financial performance could be materially adversely affected.
During the 2015 tax season, there was substantial publicity around identity theft problems involving at least one of our competitors, and in May 2015, the IRS announced a significant breach of its data security that resulted in the potential theft of personally identifiable tax information involving more than 100,000 taxpayers. If the use of electronic tax filing becomes perceived by customers as subjecting them to unacceptable identity theft risk, or if we experience a breach of security that subjects a number of our customers to potential identity theft, customers may eschew our services or assisted tax preparation generally, in favor of self-preparation and the avoidance of electronic filing. In such an event, our reputation may be harmed and we may experience a material adverse effect on our business, financial condition and results of operation.
If we or our franchisees fail to comply with the Telephone Consumer Protection Act, we may face significant damages.
The retention of customers by our franchisees, and our ability to attract additional franchisees, depends on the use of telephone calls and text messaging to contact customers and potential franchisees. However, the Telephone Consumer Protection Act (“TCPA”) imposes significant restrictions on the ability to utilize telephone calls and text messages to mobile telephone numbers as a means of communication, when the prior consent of the person being contacted has not been obtained. We are in the process of settling one lawsuit related to the manner in which a contractor for us previously contacted potential franchisees, and we recently became a defendant in another lawsuit in which text messages were allegedly sent by or on behalf of a franchisee without compliance with the TCPA. Violations of the TCPA may be enforced by individual customers through class actions, and statutory penalties for TCPA violations range from $500 to $1,500 per violation. If we fail to ensure that our own telemarketing and telemarketing efforts are TCPA compliant, or if our franchisees fail to do so and we are held responsible for their behavior, we may incur significant damages.
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
We extend financing to certain franchisees for initial franchise fees as cash advances for their working capital needs and for other purposes. The financing is in the form of promissory notes payable to us. There can be no assurance that any franchisee will generate revenue sufficient to repay any amounts due nor is there any assurance that any franchisee will be able to repay any amounts due through other means. We also extend financing to ADs from time-to-time for a portion of their area development fees. At April 30, 2015, the aggregate amount due to us, including accrued interest, from franchisees and ADs for financing was $94.0 million, net of unrecognized revenue of $38.6 million, of which we considered $17.0 million to be impaired because the amounts due exceeded the fair value of the underlying franchise. Any failure by the franchisees and ADs to pay these amounts, if the amounts are not recoverable by us through other means, could have a material adverse effect on our financial performance.
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
We grant our franchisees a limited license to use our registered service marks and, accordingly, there is risk that one or more of the franchisees may be identified as being controlled by us. Third parties, regulators, or courts may seek to hold us responsible for the actions or failures to act by our franchisees. The extent to which franchisors should be held responsible for the behavior of their franchisees has become a more significant issue in recent years, with some government agencies taking the position that the extent to which a franchise system establishes requirements for franchisees may justify treating the franchisor as if it “controls” the franchisee’s behavior. Thus, the failure of our franchisees to comply with laws and regulations may expose us to liability and damages that may have an adverse effect on our business.
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
Our tax return preparation compliance program may not be successful in detecting all problems in our franchisee network, and franchisee misbehavior and related enforcement action may damage our reputation and adversely affect our business.
Although our tax return preparation compliance program seeks to monitor the activities of our franchisees, it is unlikely to detect every problem. While we have implemented a variety of measures to enhance tax return preparation compliance as well as our monitoring of these activities, there can be no assurance that franchisees and tax preparers will follow these procedures. From time to time, the federal and/or state authorities may take adverse action against franchisees or preparers related to tax compliance issues, seeking injunctions, damages or even criminal sanctions with respect to such behavior. Failure to detect and prevent tax return preparation compliance issues could expose us to the risk of government investigation or litigation, result in bad publicity and reputational harm, and could subject us to remedies and loss of customers that could cause our revenues or profitability to decline.
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
Our launch of a new franchise brand may be unsuccessful and consume significant management and financial resources.
During fiscal 2015, we launched a new franchise brand, SiempreTax+, designed to enable our franchisees to better serve Hispanic customers and to assist us in building out our franchise network. Although franchisees opened a significant number of SiempreTax+ offices for the 2015 tax season, the launch of a new nationwide brand involves substantial risks and uncertainties, and the interest of prospective franchisees and customers in the new brand may not be sufficient to permit us to grow the brand as rapidly as we hope. We expended significant management time and start-up expenses during the first year of this brand, and if the brand is not successful or falls short of anticipated growth, we may be adversely affected by continued expenses and the diversion of management time to this initiative at the expense of our core Liberty Tax brand.
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
We were sued in November 2011 in four states, and additional lawsuits have been filed in five other states since the initial filings. These cases have now been consolidated before a single judge in federal court in the Northern District of Illinois. The consolidated complaint alleges violations of state-specific refund anticipation loan and other consumer statutes alleging that a refund transfer product represents a form of refund anticipation loan because the taxpayer is "loaned" the tax preparation fee, and that a refund transfer product is, therefore, subject to federal truth-in-lending disclosure and state law requirements regulating refund anticipation loans. We are aware that virtually identical lawsuits were filed against three of our competitors. In June 2015, we entered into a settlement agreement in this case in order to minimize the expense of litigation and the risk attendant to the litigation. Although this case is expected to be resolved through the settlement, the underlying issue may be the subject of additional regulation and litigation. We may also become subject to existing state regulations governing refund anticipation loans (in the states that have such regulations) and the costs of additional regulation, including disclosure requirements, and we may be subject to limitations on our ability to offer these products. These additional disclosure requirements could reduce the demand for these products by potential customers, and the possible application of state lending and other refund anticipation loan-related statutes and regulations might adversely affect our fee income to the extent those statutes or regulations impose limitations on fees that we now charge in connection with refund transfer products. If it becomes more difficult for us and our franchisees to offer these products to taxpayers, or if we are subject to damages in future litigation, it could materially and adversely affect our operations and financial results. See "Item 1-Business-Regulation-Potential regulation of refund transfer products or treatment of refund transfer products as loans or extensions of credit."
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
In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Reform Act"), which contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets, was signed into law. The full impact of the Reform Act is difficult to assess because many provisions require federal agencies to adopt regulations implementing provisions of the Reform Act. In addition, the Reform Act mandates multiple studies, which could result in additional legislative or regulatory action. The Reform Act as well as other legislative and regulatory changes could adversely affect our businesses. There is particular risk associated with the establishment of the Consumer Financial Protection Bureau ("CFPB") with broad authority to implement new consumer protection regulations. For example, the CFPB may pursue initiatives that negatively impact our ability and the ability of others we contract with to offer tax settlement products, may impose regulations on the manner in which tax preparation services are offered, and may take action to invalidate the use of consumer arbitration as a means of resolving customer disputes in connection with tax settlement products and otherwise.
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
Immigration reform may lead our customers to seek our assistance with matters related to immigration reform and may subject us to additional regulatory risk.
We believe that any material immigration reform, whether implemented by executive action or by Congress, will necessarily involve the use of prior tax returns as a means by which undocumented immigrants may demonstrate their presence in the United States and compliance with federal and state tax laws. We anticipate that any additional customers we might obtain because of this opportunity to prepare additional tax returns may also seek our assistance in their efforts to comply with whatever processes are implemented to enable undocumented immigrants to take advantage of the benefits of any immigration reform initiatives. We and our franchisees may be subject to state restrictions on the unauthorized practice of law, and other federal and state restrictions regarding who may advise individuals with respect to immigration matters, and failure to comply with these regulatory restrictions may subject us and our franchisees to enforcement action and adversely affect our business.
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
Our performance depends on our ability to offer access to tax settlement products that increase the speed and efficiency by which our customers can receive their refunds. The federal government and various state and local municipalities have, from time to time, announced initiatives designed to modernize their operations and improve the timing and efficiency of processing tax returns. For example, during a prior tax season, the U.S. Department of Treasury introduced a prepaid debit card pilot program designed to facilitate the refund process. If tax authorities are able to significantly increase the speed and efficiency with which they process tax returns, the value and attractiveness of the tax settlement products offered to our customers and demand for our services could be reduced.
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
Some regulators have suggested that it would be appropriate to allow taxpayers to "split" their tax refunds, in a manner that would separate the payment of tax preparation fees from the balance of a customer's refund. In describing these proposals, some advocates have called for a cap on tax preparation fees that would adversely affect the ability of tax preparers to charge market prices for tax services and could reduce income to our franchisees, and therefore, to us. Other proposals have been advanced that would attempt to reduce tax refund fraud by significantly postponing the speed with which refunds are processed, or even postponing the processing of refunds until after the April 15 federal tax filing deadline. Such a change would likely have the effect of devaluing services that allow tax customers in the early portion of the tax season to receive their refunds on a more expedited basis that is available when electronic filing is not used, and could therefore reduce the demand for the services we and our franchisees provide.
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
John Hewitt, our Chairman and Chief Executive Officer, currently owns all outstanding shares of our Class B common stock. Our Class B common stock has the power to elect, voting as a separate class, the minimum number of directors that constitute a majority of the Board of Directors. As a result, Mr. Hewitt will, for the foreseeable future, have significant influence over our management and affairs, given the Board's authority to appoint or replace our senior management, cause us to issue additional shares of our Class A common stock or repurchase Class A common stock, declare dividends, or take other actions. Upon Mr. Hewitt’s death, pending the effectiveness of a provision of our certificate of incorporation that will become effective only after we have conducted an initial public offering or certain other triggering events occur, Mr. Hewitt’s estate would succeed to these special voting rights. Mr. Hewitt may make decisions regarding our Company and business that are opposed to other stockholders' interests or with which they disagree. Mr. Hewitt's ability to elect a majority of the Board of Directors may also delay or prevent a change of control of us, even if that change of control would benefit our stockholders, which could deprive an investor of the opportunity to receive a premium for your Class A common stock. The power to elect a majority of the directors may adversely affect the value of our Class A common stock due to investors' perception that conflicts of interest may exist or arise. To the extent that the interests of our other stockholders are harmed by the actions of Mr. Hewitt, the price of our Class A common stock may be harmed. For information regarding the ownership of our outstanding stock, please see the section titled "Item 12-Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."
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
Our stock price could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	actual or anticipated variations in our operating results from quarter to quarter;

•	actual or anticipated variations in our operating results from the expectations of securities analysts and investors;

•	actual or anticipated variations in our operating results from our competitors;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	sales of Class A common stock or other securities by us or our stockholders in the future;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	departures of key executives or directors;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, financing efforts or capital commitments;

•	delays or other changes in our expansion plans;

•	involvement in litigation or governmental investigations or enforcement activity;

•	stock price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	general market conditions in our industry and the industries of our customers;

•	general economic and stock market conditions;

•	regulatory or political developments; and

•	terrorist attacks or natural disasters.
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
Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time, subject to certain securities law restrictions. Sales of shares of our Class A common stock or the perception in the market that the holders of a large number of shares of Class A common stock intend to sell shares could reduce our stock price. As of June 23, 2015, we have outstanding 11,920,712 shares of Class A common stock and 900,000 shares of Class B common stock, which are convertible into shares of Class A common stock on a one-for-one basis, assuming no exercise of our outstanding options.
At June 23, 2015, we also have approximately 1.6 million shares of our Class A common stock reserved for issuance in connection with options and restricted stock units granted under our 1998 Stock Option Plan and the 2011 Equity and Cash Incentive Plan. These shares may also be freely sold in the public market upon issuance and once vested.
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
The trading market for our Class A common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. As of the date of this report, only two securities analysts engage in coverage of our Class A common stock, and if few securities or industry analysts commence or maintain such coverage, the trading price and liquidity for our shares could be adversely impacted. In the event we obtain securities or industry analyst coverage, if one or more of the analysts who covers us downgrades our stock or publishes misleading or unfavorable research about our business, our stock price could decline. If one or more of these analysts ceases to cover us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price or trading volume to decline.
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
In addition, as a result of being a public company, we are subject to financial reporting and other requirements including NASDAQ continued listing requirements that are burdensome and costly. Our failure to timely complete our analysis of these reporting requirements could adversely affect investor confidence in our Company and, as a result, the value of our common stock. Further, if we fail to implement these reporting requirements, our ability to report our results of operations on a timely and accurate basis could be impaired. In fact, in connection with restating our previously issued annual and quarterly consolidated financial statements, we recently were delinquent in filing our annual and quarterly reports. Consequently, we received two notices from NASDAQ in connection with the delinquent filings, and we may be subject to NASDAQ delisting procedures if we fail to comply with the NASDAQ continued listing requirements in the future.
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
Although we may desire to continue to pay dividends in the future, our financial condition, debt covenants, or Delaware law may prohibit us from doing so.
Although we initiated the payment of dividends in April 2015 and may continue to pay cash dividends in the future, we have no obligation to do so and the payment of dividends will be at the discretion of our Board of Directors and will depend, among other things, on our earnings, capital requirements, and financial condition as well as our ability to dividend funds from our principal subsidiary under the terms of our credit facility. Our ability to pay dividends will be subject to compliance with financial covenants that are contained in our credit facility and may be restricted by any future indebtedness that we incur or issuances of preferred stock. We cannot assure investors that we will continue to pay dividends at any specific level or at all.
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
Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
We own our corporate headquarters, located in five buildings, totaling approximately 106 thousand square feet. Our principal executive office is located at 1716 Corporate Landing Parkway, Virginia Beach, Virginia 23454. We also own additional properties in Ohio, New York, Tennessee, and Virginia which are used as Company-owned offices or leased to franchisees. The remainder of our Company-owned offices are operated under leases. We believe that our offices are in good repair and sufficient to meet our present and anticipated future needs.
Item 3.    Legal Proceedings.
In the ordinary course of operations, we may become a party to legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on our business, financial condition, cash flows, or results of operations except as provided below.
ERC class action litigation. We were sued in November 2011 in federal courts in Arkansas, California, Florida, and Illinois, and additional lawsuits were filed in federal courts in January 2012 in Maryland and North Carolina, in February 2012 in Wisconsin, and in May 2012 in New York and Minnesota. In April 2012, a motion to consolidate all of the then-pending cases before a single judge in federal court in the Northern District of Illinois was granted, and in June 2012, the plaintiffs filed a new complaint in the consolidated action. The consolidated complaint alleges that our refund transfer products formerly called electronic refund checks ("ERC") represent a form of refund anticipation loan ("RAL") because the taxpayer is "loaned" the tax preparation fee, and that the refund transfer product is, therefore, subject to federal truth-in-lending disclosure and state law requirements regulating RALs. The plaintiffs also allege disclosure violations related to the ERC fees paid by RAL customers. The plaintiffs, therefore, claim violations of state-specific RAL and other consumer statutes. The lawsuit purports to be a class action, and the plaintiffs allege potential damages in excess of $5.0 million. We appealed to the United States Court of Appeals for the Seventh Circuit a ruling that certain of the plaintiffs’ claims were not subject to arbitration. Following mediation, the parties entered into a settlement agreement in June 2015 pursuant to which we will establish a settlement fund of $5.3 million, inclusive of settlement administration costs and plaintiffs’ counsel fees. The parties are in the process of arranging for the remand of the case to the trial court, which must approve the settlement. We have preserved potential claims against a financial product partner that was responsible for the design of a portion of our ERC programs in the years at issue in the cases. We have also accrued the proposed settlement amount.

TCPA class action litigation. We were sued in September 2013 in federal court in Illinois in connection with alleged violations of the Telephone Consumer Protection Act. Plaintiff alleges that we inappropriately made auto dialed telephone calls to cellular telephones, seeks the certification of a nationwide class action, and claims statutory damages of $500-$1,500 per violation. We tendered the defense of this litigation to a third party entity that had contracted with us to solicit potential franchisees, and that third party entity acknowledged its defense and indemnification obligations to us. However, because the third party did not have the financial resources to satisfy its defense and indemnity obligations, we concluded that we could not rely upon the fulfillment of those obligations. In September 2014, the Company and the plaintiffs reached a tentative settlement of this litigation pursuant to which we will establish a settlement fund of $3.0 million, inclusive of settlement administration costs and plaintiffs’ counsel fees. This settlement has received the preliminary approval of the court, but remains subject to other conditions typical in a class action. We have accrued the proposed settlement amount.
We are also party to claims and lawsuits that are considered to be ordinary, routine litigation incidental to the business, including claims and lawsuits concerning the preparation of customers' income tax returns, the fees charged to customers for various products and services, relationships with franchisees, intellectual property disputes, employment matters, and contract disputes. Although we cannot provide assurance that we will ultimately prevail in each instance, we believe the amount, if any, we will be required to pay in the discharge of liabilities or settlements in these claims will not have a material adverse impact on our consolidated results of operations or financial position.
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Market and Stock Information
Our Class A common stock has been listed on The NASDAQ Global Market under the symbol "TAX" since July 2, 2012. We traded on the over-the-counter bulletin board from June 14, 2012 until that date. Prior to that time, there was no public market for our Class A common stock. The following table sets forth for the periods indicated the high and low sale prices of our Class A common stock on The NASDAQ Global Market.

	2015		2014
	Sales Price		Sales Price
	High	Low	High	Low
First Quarter	$35.20	$26.19	$19.42	$15.90
Second Quarter	39.19	31.31	20.99	16.28
Third Quarter	39.60	31.64	26.78	18.93
Fourth Quarter	37.03	25.69	28.00	23.88
As of April 30, 2015, our stockholders' equity consisted of the following: 11,905,156 shares of Class A common stock, 900,000 shares of Class B common stock, and 10 shares of special voting preferred stock. We treat as common stock equivalents exchangeable shares that may be exchanged for 1,000,000 shares of Class A common stock. As of April 30, 2015, options to acquire 1,343,559 shares of Class A common stock were outstanding, 958,143 of which were immediately exercisable.
Holders of Record
As of June 23, 2015, we had approximately 180 registered record holders of our Class A common stock and one holder of our Class B common stock. The reported closing price of our Class A common stock on June 23, 2015 was $24.50. Wells Fargo Shareowner Services is the transfer agent and registrar for our Class A common stock. We have no established public trading market for our Class B common stock.
Dividends
Until our dividend paid in April 2015, we had never declared or paid a cash dividend on our common stock. Although we have now announced a $0.16 per share quarterly cash dividend and may continue to pay cash dividends in the future, the payment of dividends will be at the discretion of our Board of Directors and will depend, among other things, on our earnings, capital requirements, and financial condition. Our ability to pay dividends will also be subject to compliance with financial covenants that are contained in our credit facility and may be restricted by any future indebtedness that we incur or issuances of preferred stock. In addition, applicable law requires our Board of Directors to determine that we have adequate surplus prior to the declaration of dividends. We cannot provide an assurance that we will continue to pay dividends at any specific level or at all.

Share Repurchases
Our Board of Directors has approved $10.0 million of authorizations for share repurchases. These authorizations have no specific expiration date and cash proceeds from stock option exercises increase the amount of the authorizations. Shares repurchased from option exercises that are net-share settled by us and shares repurchased in privately negotiated transactions are not considered share repurchases under these authorizations. During the three months ended April 30, 2015, we repurchased shares from option exercises that were net-share settled by us as follows (in thousands, except for share and per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Remaining Maximum Value of Shares that may be Purchased Under the Plan
February 1 through February 28, 2015	—	$—	—	$4,669
March 1 through March 31, 2015	12,817	29.26	—	5,217
April 1 through April 30, 2015	768	29.30	—	6,201
Total	13,585	29.26	—
_______________________________________________________________________________
(1) During the three months ended April 30, 2015, all of the shares repurchased were associated with the exercise of stock options.

During fiscal 2015, we repurchased 1,284,246 shares of our Class A common stock as shown in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share
First quarter	881,172	$25.67
Second quarter	328,589	33.72
Third quarter	60,900	36.31
Fourth quarter	13,585	29.26
Total	1,284,246	28.27

On June 3, 2014, we repurchased 800,000 shares of our Class A common stock at $25.00 per share in a privately negotiated transaction with an affiliate.

Stock Performance Graph
The graph below compares the cumulative total return provided stockholders on the Company's Class A common stock relative to the cumulative total returns of the Russell 2000 index and the S&P Diversified Commercial & Professional Services index. Returns assume an initial investment of $100 at the market close on June 14, 2012, which was the first day our stock was traded on the over-the-counter bulletin board, and then for the periods ending April 30, 2013, 2014, and 2015. Dividends, if any, are assumed to have been reinvested.

Item 6.    Selected Financial Data.
The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 below and our Consolidated Financial Statements and related notes included in Item 15. We derived the consolidated statements of income data for the years ended April 30, 2015, 2014, and 2013 and the consolidated balance sheet data as of April 30, 2015 and 2014 from our audited consolidated financial statements included in Item 8. The consolidated statements of income data for the years ended April 30, 2012 and 2011 and the consolidated balance sheet data as of April 30, 2012 and 2011 are derived from our restated unaudited consolidated financial statements not included in this annual report. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Fiscal Years Ended and as of April 30,
	2015	2014	2013	2012	2011
	(amounts in thousands, except per share, franchisees, offices, per franchisee amounts, fee per tax return, and per office amounts)
Consolidated Statements of Income Data:
Revenue:
Franchise fees	$6,246	$7,844	$8,721	$7,996	$8,780
AD fees	6,901	6,680	7,699	6,702	6,335
Royalties and advertising fees	80,469	78,426	73,129	70,016	66,182
Financial Products	37,058	34,512	30,345	22,903	16,507
Tax preparation fees, net of discounts	13,877	14,295	10,148	7,026	4,789
Other revenue	17,621	17,939	17,571	16,582	15,343
Total revenue	162,172	159,696	147,613	131,225	117,936
Total operating expenses	(146,780)	(124,875)	(116,777)	(103,245)	(91,245)
Income from operations	15,392	34,821	30,836	27,980	26,691
Foreign currency translation gain (loss)	(2)	(13)	—	4	75
Gain on sale of available-for-sale securities	—	2,183	—	—	—
Interest expense	(1,889)	(1,355)	(2,039)	(1,854)	(1,954)
Income before income taxes	13,501	35,636	28,797	26,130	24,812
Income tax expense	(4,811)	(13,654)	(11,170)	(9,747)	(10,142)
Net income	$8,690	$21,982	$17,627	$16,383	$14,670
Earnings per share of Class A common stock and Class B common stock
Basic	$0.63	$1.57	$1.26	$1.17	$0.85
Diluted	$0.61	$1.51	$1.25	$1.16	$0.83

Consolidated Balance Sheet Data:
Amounts due from franchisees and ADs less unrecognized revenue, net of allowances	$86,680	$81,480	$85,658	$76,493	$68,196
Property, equipment, and software, net	36,232	38,343	33,037	23,948	18,228
Total assets	184,146	198,763	169,530	152,196	116,093
Long-term debt, including current installments	25,397	28,488	27,683	28,985	4,458
Total stockholders' equity	98,862	110,185	81,836	67,065	52,018

	Fiscal Years Ended and as of April 30,
	2015	2014	2013	2012	2011
	(amounts in thousands, except per share, franchisees, offices, per franchisee amounts, fee per tax return, and per office amounts)
Other Financial and Operational Data:
Adjusted EBITDA(1)	$42,787	$44,734	$40,424	$35,331	$32,205

Number of U.S. offices(2)	4,069	4,175	4,262	3,920	3,590
Number of Canadian offices(2)	259	263	258	263	255
Number of offices(2)	4,328	4,438	4,520	4,183	3,845

Number of U.S. franchisees	1,907	1,959	2,073	1,959	1,810
Number of Canadian franchisees	125	145	138	139	131
Number of franchisees	2,032	2,104	2,211	2,098	1,941

Average number of offices per U.S. franchisee(2)(3)	2.07	2.04	1.94	1.96	1.96
Average number of offices per Canadian franchisee(2)(3)	1.62	1.57	1.67	1.76	1.84
Average number of offices per franchisee(2)(3)	2.04	2.01	1.93	1.95	1.95

Number of tax returns processed in U.S. offices	1,907	1,890	1,805	1,790	1,658
Number of tax returns processed in Canadian offices	340	311	311	285	288
Number of tax returns filed online(4)	167	187	159	109	98
Number of tax returns processed	2,414	2,388	2,275	2,184	2,044

Systemwide revenue from U.S. offices(5)	$413,200	$397,300	$358,000	$337,000	$317,000
Systemwide revenue from Canadian offices (CN$)(5)	26,400	23,900	23,200	22,100	21,600
Systemwide revenue from Canadian offices (US$)(5)	21,761	21,789	22,819	22,298	21,895

Systemwide revenue per U.S. office(5)(6)	$101,548	$95,162	$83,998	$85,969	$88,301
Systemwide revenue per Canadian office (CN$)(5)(6)	101,931	90,875	89,922	84,030	84,706
Systemwide revenue per Canadian office (US$)(5)(6)	84,021	82,848	88,446	84,783	85,863

Net average fee per U.S. tax return processed(6)	$217	$210	$198	$188	$191
Net average fee per Canadian tax return processed (CN$)(6)	78	77	75	78	75
Net average fee per Canadian tax return processed (US$)(6)	64	70	73	78	76

______________________________________________________________________________
(1) We define Adjusted EBITDA as net income plus provision for income taxes, interest expense, certain other adjustments, depreciation, amortization, and impairment charges. Please see "Adjusted EBITDA" below for more information and for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.
(2) We measure our number of offices per fiscal year based on franchised and Company-owned offices open at any point during the tax season.
(3) The calculation of the average number of offices per franchisee excludes Company-owned offices.
(4) Previously reported online return counts for fiscal years prior to 2015 have been restated to reflect accepted e-files only. No changes were made to previously reported returns for office counts.
(5) Our systemwide revenue represents the total tax preparation revenue generated by our franchised and Company-owned offices. It does not represent our revenue because our franchise royalties are derived from the operations of our franchisees. Because we maintain an infrastructure to support systemwide operations, we consider growth in systemwide revenue to be an important measurement.
(6) Systemwide revenue per office and the net average fee per tax return prepared reflect amounts for our franchised and Company-owned offices.
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
The following table presents a reconciliation of Adjusted EBITDA for each of the periods indicated.

	Fiscal Years Ended April 30,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Reconciliation of Adjusted EBITDA to Net Income:
Net income	$8,690	$21,982	$17,627	$16,383	$14,670
Interest expense	1,889	1,355	2,039	1,854	1,954
Income tax expense	4,811	13,654	11,170	9,747	10,142
Depreciation, amortization, and impairment charges	9,900	9,277	6,538	5,999	5,439
Impairment of online software and acquired customer lists	8,392	—	—	—	—
Net gain on available-for-sale securities	—	(2,183)	—	—	—
Costs associated with postponed IPO	—	—	—	1,348	—
Executive severance	1,488	614	—	—	—
Restatement costs	—	907	—	—	—
Restructuring charge	—	—	425	—	—
Tentative settlements of class action litigation cases, net of estimated recoveries	7,617	—	—	—	—
Stock-based compensation expense (income) related to liability classified awards	—	(872)	2,625	—	—
Adjusted EBITDA	$42,787	$44,734	$40,424	$35,331	$32,205

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We are one of the leading providers of tax preparation services in the United States and Canada. As measured by both the number of returns prepared and the number of retail offices, we are the second largest retail preparer of individual tax returns in the United States and the second largest retail preparer of individual tax returns in Canada. Our tax preparation services and related tax settlement products are offered primarily through franchised locations, although we operate a limited number of Company-owned offices each tax season. All of the offices are operated under the Liberty Tax Service and SiempreTax+ brands.
From 2001 through 2015, we grew our number of tax offices from 508 to 4,328. See Note 1 of the Notes to our Consolidated Financial Statements for detail of the U.S. office activity and the number of Canadian and Company-owned offices for the years ended April 30, 2015, 2014, and 2013.
Approximately 58% of our revenue for fiscal year 2015 was derived from franchise fees, AD fees, royalties, and advertising fees, and for this reason, continued growth in and seasoning of our franchise locations is viewed by management as the key to our future performance.
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

•	Royalties: Our franchise agreements require franchisees to pay us a base royalty typically equal to 14% of the franchisee's tax preparation revenue, subject to certain specified minimums.

•
Advertising Fees: Our franchise agreements require all franchisees to pay us an advertising fee of 5% of the franchisee's tax preparation revenue, which we use primarily to fund collective advertising efforts.

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

•
Tax Preparation Fees: We earn tax preparation fees, net of discounts, directly from both the operation of Company-owned offices and providing tax preparation services through our online tax return products.

For purposes of this section and throughout this annual report, all references to "fiscal 2015," "fiscal 2014," and "fiscal 2013" refer to our fiscal years ended April 30, 2015, 2014, and 2013, respectively. For purposes of this section and throughout this annual report, all references to "year" or "years" are the respective fiscal year or years ended April 30 unless otherwise noted in this annual report, and all references to "tax season" refer to the period between January 1 and April 30 of the referenced year.

	Fiscal Years Ended and as of April 30,
	2015	2014	2013
	(amounts in thousands, except franchisees, per office amounts, and net average fees)
Results of Operations:
Total revenue	$162,172	$159,696	$147,613
Income from operations	$15,392	$34,821	$30,836
Net income	$8,690	$21,982	$17,627
Other Financial and Operational Data:
Number of U.S. offices	4,069	4,175	4,262
Number of Canadian offices	259	263	258
Number of offices	4,328	4,438	4,520

Number of U.S. franchisees	1,907	1,959	2,073
Number of Canadian franchisees	125	145	138
Number of franchisees	2,032	2,104	2,211

Number of tax returns processed in U.S. offices	1,907	1,890	1,805
Number of tax returns processed in Canadian offices	340	311	311
Number of tax returns filed online (1)	167	187	159
Number of tax returns processed	2,414	2,388	2,275

Systemwide revenue from U.S. offices	$413,200	$397,300	$358,000
Systemwide revenue from Canadian offices (CN$)	26,400	23,900	23,200
Systemwide revenue from Canadian offices (US$)	21,761	21,789	22,819

Number of U.S. refund transfer products funded	949	973	868

Net average fee per tax return filed in U.S. offices (1)	$217	$210	$198
Net average fee per tax return filed in Canadian offices (CN$)(1)	78	77	75
Net average fee per tax return filed in Canadian offices (US$)(1)	64	70	73
______________________________________________________________________________
(1) Previously reported online return counts for fiscal years prior to 2015 have been restated to reflect accepted e-files only. No changes were made to previously reported returns for office counts.
(2) Systemwide revenue per office and the net average fee per tax return prepared reflect amounts for our franchised and Company-owned offices.
(3) Our systemwide revenue represents the total tax preparation revenue generated by our franchised and Company-owned offices. It does not represent our revenue because our franchise royalties are derived from the operations of our franchisees. Because we maintain an infrastructure to support systemwide operations, we consider growth in systemwide revenue to be an important measurement.
In evaluating our performance, management focuses on several metrics that we believe are key to our continued success:

•
Net growth in permanent office locations. The change in permanent office locations from year to year is a function of the opening of new offices, offset by locations that our franchisees or we close. Opening new permanent offices can be accomplished by the sale of new territories or the opening of permanent offices in previously sold territories. During the 2015 tax season, we stressed the importance of franchisees opening permanent locations in new territories. In fiscal 2015, on a net basis, our franchisees opened 101 permanent new offices in the U.S., compared to closing 153 permanent offices in fiscal 2014. Prior to the 2015 tax season, Walmart substantially changed the way in which it charged rent to our franchisees for Walmart kiosk locations. As a result, our franchisees operated fewer such offices during the 2015 tax season and we have deemphasized seasonal offices such as kiosks as part of our growth plans.

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

•
Continued growth of SiempreTax+ brand. During fiscal 2015, we launched our second brand, SiempreTax+. Given the demographic trends in the United States, the growing consumer purchasing power of the Hispanic community, and the prospect of immigration reform, whether through Congressional legislation or executive action, we believe serving the Hispanic community through a separate brand that engages with customers in their preferred language and provides ancillary services unique to their needs presents a significant office growth opportunity. For this reason, although we had a successful launch of this brand in fiscal 2015, our ability to grow this brand further should substantially contribute to our future ability to meet our growth goals.

•
Growth in the number of returns prepared. We strive to provide our franchisees with the resources and training needed to grow their own revenue. One of the principal factors in that growth is growth in the number of returns prepared. We and our franchisees prepared a total of approximately 1.9 million returns in our U.S. offices in fiscal 2015, which was an increase of 0.9% from fiscal 2014. Our new retail offices typically experience their most rapid growth during the first five years as they develop customer loyalty, operational experience and a referral base within their community. The seasoning of our U.S. offices shown in the following table highlights the relatively young age of our offices, with 1,789 offices of 4,069 operated during tax season 2015 having been operated for five or fewer years, including the 2015 tax season.

	Tax Season 2015 Office Age in Years
	1	2	3	4	5	6+	Total
United States:
Franchised permanent	388	232	257	339	272	2,158	3,646
Franchised seasonal	115	77	33	2	2	26	255
Total U.S. franchised offices	503	309	290	341	274	2,184	3,901

Company-owned permanent	9	1	5	9	5	89	118
Company-owned seasonal	3	2	—	—	—	2	7
Total U.S. Company-owned offices	12	3	5	9	5	91	125

Processing centers	17	8	3	8	2	5	43

Total U.S. offices	532	320	298	358	281	2,280	4,069

Canada:
Franchised permanent	1	11	8	11	12	130	173
Franchised seasonal	3	1	1	1	1	22	29
Total Canadian franchised offices	4	12	9	12	13	152	202

Company-owned permanent	2	—	—	—	1	44	47
Company-owned seasonal	4	1	—	—	1	4	10
Total Canadian Company-owned offices	6	1	—	—	2	48	57

Total Canadian offices	10	13	9	12	15	200	259

Total offices	542	333	307	370	296	2,480	4,328

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

•
Our systemwide revenue in the U.S. grew by 4.0% from fiscal 2014 to 2015 and 11.0% from fiscal 2013 to fiscal 2014. This increase in both years was the result of the continued seasoning of our offices. We experienced a 3.1% increase in average net fee per return filed in the U.S. from $210 in fiscal 2014 to $217 in fiscal 2015 as well as a 0.9% increase in number of tax returns filed in the U.S. processed from 1,890,000 in fiscal 2014 to 1,907,000 in fiscal 2015.

•
Number of Company-owned offices. For the 2015 and 2014 tax seasons, respectively, we operated a total of 182 and 216 Company-owned offices. Our Company-owned offices, including Walmart kiosks, tend to be less successful than franchised offices. For this reason, we continue to seek to minimize the number of Company-owned offices we operate each tax season. To the extent we succeed in this effort, we would expect tax preparation fees to decrease, but royalties and advertising fees to be favorably affected.

•
Growth in the number of tax settlement products obtained by U.S. customers. The total percentage of our U.S. customers obtaining a refund transfer product decreased to 49.7% during fiscal 2015 compared to 51.5% during fiscal 2014. During fiscal 2015, the share of refund transfer products funded through JTH Financial was 73.4% of the total refund transfer products utilized by our customers, compared to 48.0% in fiscal 2014. As we have demonstrated our ability to offer products through JTH Financial, we have been successful in obtaining more favorable terms from outside vendors. Each year we analyze available tax settlement product solutions to balance risk and maximize profit per product.

However, having grown the share of products funded through JTH Financial to more than 73% of our total financial products last year, we recognize that the prospects for continued growth through shifting away from externally-originated products may be limited, and that future growth of financial products revenue will largely depend on increasing the attachment rate, increasing the number of customers served and possible future fee increases.
Results of Operations
Fiscal year 2015 compared to fiscal year 2014
Revenues. The table below sets forth the components and changes in our revenue for the years ended April 30, 2015 and 2014.

	Fiscal Years Ended April 30,
			Change
	2015	2014	$	%
	(dollars in thousands)
Franchise fees	$6,246	$7,844	$(1,598)	(20)%
AD fees	6,901	6,680	221	3%
Royalties and advertising fees	80,469	78,426	2,043	3%
Financial products	37,058	34,512	2,546	7%
Interest income	14,707	14,231	476	3%
Tax preparation fees, net of discounts	13,877	14,295	(418)	(3)%
Other	2,914	3,708	(794)	(21)%
Total revenue	$162,172	$159,696	$2,476	2%
Our total revenue increased by $2.5 million, or 1.6%, in fiscal 2015 over fiscal 2014. This increase was primarily due to the following:

•
A $2.5 million increase in financial products, due to our decision to originate a larger portion of financial products through our in-house financial subsidiary, JTH Financial. In fiscal 2015 we processed 73% of our financial products in-house, versus 48% in fiscal 2014. We receive more revenue on financial products that are originated in-house than we do on those originated by third parties. This increase in revenue was partially offset by a lower attachment rate. Our attachment rate was 49.7% of funded returns in fiscal 2015 compared to 51.5% in fiscal 2014, partially because a lower percentage of customers received refunds this year.

•
A $2.0 million, or 2.6% increase in royalties and advertising fees driven by a 3.1% increase in the average net fee and a 0.9% increase in the number of returns filed by our franchised offices. This was partially offset by a decline in Canadian royalties because 20 previously franchised Canadian locations were operated as Company-owned offices.

These increases in revenue were partially offset by:

•
A $1.6 million decrease in franchise fees primarily attributable to receiving lower cash payments on notes from our franchisees in fiscal 2015. Franchise fee revenue is recognized when our obligations to prepare the franchisee for operations are substantially complete and as cash is received. We believe the reason we received less cash payments was largely due to franchisees borrowing more during the offseason to fund their preparations for the Affordable Care Act, which impacted their ability to make franchise note payments.

•
A $0.8 million decrease in other revenue due to lower gains on the sale of assets to franchisees. The largest portion of the gains on the sale of assets to franchisees are deferred and recognized as cash is received on notes. Because our franchisees incurred higher operating expenses during tax season, this impacted their ability to make these note payments. Since we received lower note payments on these notes in fiscal 2015 than we did in fiscal 2014, the deferred gains recognized were less.

•
A $0.4 million decrease in tax preparation fees primarily driven by a $1.3 million decrease in online revenue caused by increased competition in the online market. This was partially offset by a $0.9 million increase in Canadian tax preparation revenue because we operated a larger number of Company-owned offices in Canada, which would have resulted in a larger offset but for a negative impact of the exchange rate of $0.3 million.

Operating expenses. The following table details the amounts and changes in our operating expenses in and from fiscal 2015 and fiscal 2014.

	Fiscal Years Ended April 30,
			Change
	2015	2014	$	%
	(dollars in thousands)
Employee compensation and benefits	$41,079	$38,399	$2,680	7%
Selling, general, and administrative	40,604	34,756	5,848	17%
AD expense	28,497	27,319	1,178	4%
Advertising	18,308	15,124	3,184	21%
Depreciation, amortization, and impairment charges	9,900	9,277	623	7%
Impairment of online software and acquired customer lists	8,392	—	8,392	NA
Total operating expenses	$146,780	$124,875	$21,905	18%
Our total operating expenses increased by $21.9 million, or 18%, in fiscal 2015 compared to fiscal 2014. The largest components of this increase were as follows:

•	A $2.7 million increase in employee compensation and benefit expenses during fiscal 2015 over fiscal 2014 caused primarily by the following:

◦	A $2.1 million increase in salary and related expenses to support growth initiatives.

◦	A $0.9 million increase in executive severance costs.

◦	A $0.9 million reduction in stock compensation expense in fiscal 2014 related to a change from liability classified awards to equity classified awards that did not recur in fiscal 2015.
These increases were partially offset by a $1.2 million decrease in bonus expense because, due to the Company's performance, we did not pay employee bonuses for fiscal 2015.

◦	A $5.8 million increase in selling, general, and administrative expenses during fiscal 2015 over fiscal 2014, caused primarily by the following:

◦	An increase of $7.6 million related to the tentative settlements of our class action litigation cases, net of estimated recoveries.

◦	An increase of $1.4 million in expenses related to our investment in SiempreTax+ and our ACA initiatives.

◦	An increase of $1.1 million in bank fees due to our decision to originate a larger portion of financial products through our in-house financial subsidiary.
The increases were partially offset by the following:

◦	A $2.9 million reduction in bad debt expense due to fewer franchisee terminations occurring in fiscal 2015 compared to fiscal 2014.

◦	A reduction of $0.9 million in restatement costs that occurred in fiscal 2014, but not in fiscal 2015.

◦	A reduction in professional fees of $0.9 million for advertising-related expenses that occurred in fiscal 2014, but not in fiscal 2015.

•	A $3.2 million increase in advertising expense caused primarily by the following:

◦	A $1.0 million in spending on advertising above the amount required to utilize the advertising fund established by franchisee advertising fees.

◦	A $1.0 million increase related to launching the SiempreTax+ brand and advertising designed to attract new franchisees.

◦	A $0.9 million increase in expenses that were spent in professional fees in fiscal 2014 but that were spent in advertising in fiscal 2015.

•
An increase of $0.6 million in depreciation and amortization consisting of a $2.1 million depreciation expense related to placing a portion of LibPro software program into service, offset by a decrease in amortization expense on Company-owned offices, which is now recorded as assets held for sale and no longer amortized.

•
An $8.4 million impairment charge related to our online software and acquired customer lists. The online market is increasingly competitive due to aggressive pricing actions and increased advertising by significantly larger competitors. These factors have adversely affected our ability to recover the carrying value of our online software and acquired customer lists. The impairment charge was measured by the amount in which the carrying value exceeded the estimated fair value of the online software and acquired customer lists. See Note 5 of the Notes to our Consolidated Financial Statements for a description of the impairment related to the Company's online software and acquired online customer lists.

Income Taxes. The following table sets forth certain information regarding our income taxes for the fiscal years ended April 30, 2015 and 2014.

	Fiscal Years Ended April 30,
			Change
	2015	2014	$	%
	(dollars in thousands)
Income before income taxes	$13,501	$35,636	$(22,135)	(62)%
Income tax expense	4,811	13,654	(8,843)	(65)%
Effective tax rate	35.6%	38.3%
The decrease in our income tax rate from fiscal 2014 to fiscal 2015 relates primarily to higher tax deductions for stock option expense coupled with the decline in income before income taxes.
Net income. Our net income decreased by 60% in fiscal 2015 over fiscal 2014, primarily as a result of higher operating expenses associated with our growth initiatives, an $8.4 million impairment charge related to our online software and acquired customer lists, and $7.6 million in tentative settlements of our class action litigation cases, net of estimated recoveries.

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
Our total revenue increased by $12.1 million, or 8%, in fiscal 2014 over fiscal 2013. This increase was primarily due to the following:

•
The $5.3 million increase in royalties and advertising fees driven by both a 5.9% increase in the average net fee per U.S. tax return filed and a 4.7% increase in the number of U.S. returns filed by our franchised offices.

•
The $4.2 million increase in financial products, reflecting the favorable terms we were able to negotiate with third party financial product vendors. Our attachment rate was 51.5% of funded returns in fiscal 2014 compared to 48.1% in fiscal 2013, which had an impact on the increase.

•
The $4.1 million increase in tax preparation fees, net of discounts, during fiscal 2014 over fiscal 2013 due to an increase in the number of returns filed though our Company-owned offices as well as an increase in the number of online returns filed. The acquisition of certain assets of an online tax preparation software provider in the third quarter of fiscal 2014 favorably impacted the number of online returns filed.

These increases in revenue were partially offset by:

•
A $1.0 million decrease from fiscal 2013 to fiscal 2014 in AD fees. This decrease resulted primarily from the repurchase of several areas during fiscal 2014 and a decrease in cash received from the remaining ADs.

•
A $0.9 million decrease in franchise fees primarily attributable to a decrease in the number of franchise sales because we were unable to sell franchises for a portion of the second quarter of fiscal 2014. However, our fourth quarter franchise sales were up for fiscal 2014 over fourth quarter fiscal 2013 due to a large number of existing franchisee expansions during our spring selling season.

Operating expenses. The following table details the amounts and changes in our operating expenses in and from fiscal 2014 and fiscal 2013.

	Fiscal Years Ended April 30,
			Change
	2014	2013	$	%
	(dollars in thousands)
Employee compensation and benefits	$38,399	$37,998	$401	1%
Selling, general, and administrative expenses	34,756	31,212	3,544	11%
AD expense	27,319	25,736	1,583	6%
Advertising expense	15,124	15,293	(169)	(1)%
Depreciation, amortization, and impairment charges	9,277	6,538	2,739	42%
Total operating expenses	$124,875	$116,777	$8,098	7%
Our total operating expenses increased by $8.1 million, or 7%, in fiscal 2014 compared to fiscal 2013. The largest components of this increase were as follows:

•	A $3.5 million increase in selling, general, and administrative expenses during fiscal 2014 over fiscal 2013 caused primarily by the following:

◦	Non-recurring expenses of $0.9 million related to the restatement of our prior period financial statements incurred during fiscal 2014.

◦	A $0.9 million increase in professional fees during fiscal 2014 over fiscal 2013 caused predominantly by increases in costs related to our marketing initiatives in fiscal 2014.

◦	A $1.6 million increase in bad debt expense during fiscal 2014 over fiscal 2013 due to the increase in terminations during fiscal 2014.

•
A $2.7 million increase in depreciation, amortization, and impairment charges because we put a portion of our LibPro tax software into service during the third quarter of fiscal 2014 and incurred $1.3 million in depreciation expense. Also, we expensed $0.7 million more amortization during fiscal 2014 over fiscal 2013 related to the purchase of certain assets of online tax preparation software providers. Impairment charges increased by $0.6 million predominantly due to the reclassification of Company-owned offices to assets held for sale in the fourth quarter of fiscal 2014.

•	A $1.6 million increase in AD expense during fiscal 2014 over fiscal 2013 primarily related to an increase in royalty revenue generated by franchisees in AD areas.
Although total employee compensation and benefits only increased by $0.4 million during fiscal 2014 compared to fiscal 2013, stock-based compensation, a component of employee compensation and benefits, included $2.6 million in expense related to the classification of certain stock options as liability instruments in fiscal 2013 and a subsequent reclassification of those awards as equity instruments in fiscal 2014, resulting in a credit of $0.9 million. The remaining increase in employee compensation and benefits was primarily caused by the $3.3 million increase in salaries because of the increase in corporate employees required to run a growing and publicly traded company.
Income Taxes. The following table sets forth certain information regarding our income taxes for the fiscal years ended April 30, 2014 and 2013.

	Fiscal Years Ended April 30,
			Change
	2014	2013	$	%
	(dollars in thousands)
Income before income taxes	$35,636	$28,797	$6,839	24%
Income tax expense	13,654	11,170	2,484	22%
Effective tax rate	38.3%	38.8%
The increase in our income tax expense from fiscal 2013 to fiscal 2014 relates not only to an increase in income, but also to an increase in our effective tax rate due to a decrease in allowable tax credits and an increase in our state tax rate.
Net income. Our net income increased by 25% in fiscal 2014 over fiscal 2013, reflecting an increase in operating income of 13%. Also, during fiscal 2014 we sold available-for-sale securities for a realized gain of $2.2 million, which is recorded in other income.
Liquidity and Capital Resources
Overview of factors affecting our liquidity
Seasonality of cash flow. Our tax return preparation business is seasonal, and most of our revenues and cash flow are generated during the period from late January through April 30. Following each tax season, from May 1 through late January of the following year, we rely significantly on excess operating cash flow from the previous season, from cash payments made by franchisees and ADs who purchase new territories and areas prior to the next tax season, and on the use of our credit facility to fund our operating expenses and invest in the future growth of our business. Our business has historically generated a strong operating cash flow from operations on an annual basis. We devote a significant portion of our cash resources during the off season to finance the working capital needs of our franchisees. We have also incurred significant expenditures in the development of our LibPro tax software and anticipate spending approximately $4.8 million related to this project during fiscal 2016.

Credit facility. In October 2014, the Company amended its credit facility. The amended credit facility consists of a $21.2 million term loan and a revolving credit facility that currently allows borrowing of up to $203.8 million with an accordion feature that permits the Company to request an increase in availability of up to an additional $50.0 million. Outstanding borrowings accrue interest, which is paid monthly, at a rate of the one-month London Interbank Offered Rate ("LIBOR") plus a margin ranging from 1.50% to 2.25% depending on the Company's leverage ratio. At April 30, 2015 and 2014, the interest rate was 1.8% and 1.78%, respectively, and the average interest rate paid during the fiscal year ended April 30, 2015 was 1.79%. A commitment fee that varies from 0.25% to 0.50% depending on the Company's leverage ratio on the unused portion of the credit facility is paid monthly. The indebtedness is collateralized by substantially all the assets of the Company and both loans mature on April 30, 2019 (except as to the commitments of one lender under the revolving credit facility, which mature on September 30, 2017).
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
Franchisee lending and potential exposure to credit loss. A substantial portion of our cash flow during the year is utilized to provide funding to our franchisees and ADs. At April 30, 2015, our total balance of loans to franchisees for working capital and equipment loans, representing cash we had advanced to the franchisees, was $16.5 million. In addition, at that date, our franchisees and ADs together owed us an additional $77.5 million, less unrecognized revenue of $38.6 million, for amounts representing the unpaid purchase price for franchise territories, or areas comprising clusters of territories, and other amounts owed to us for royalties and other amounts for which our franchisees and ADs had outstanding payment obligations.
Our actual exposure to potential credit loss associated with franchisee loans is less than the aggregate amount of those loans because a significant portion of those loans are to franchisees located within AD areas, where our AD is ultimately entitled to a substantial portion of the franchise fee and royalty revenues represented by some of these loans. For this reason, the amount of indebtedness of franchisees to us is effectively offset in part by our related payable obligation to ADs in respect of franchise fees and royalties. As of April 30, 2015, the total indebtedness of franchisees to us where the franchisee is located in an AD area was $53.3 million but $24.3 million of that total indebtedness represents amounts ultimately payable to ADs as their share of franchise fees and royalties.
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
The unpaid amounts owed to us from our franchisees and ADs are collateralized by the underlying franchise or area and, when the franchise or area owner is an entity, are generally guaranteed by the owners of the respective entity. Accordingly, to the extent a franchisee or AD does not satisfy its payment obligations to us, we may repossess the underlying franchise or area in order to resell it in the future. At April 30, 2015, we had an investment in impaired accounts and notes receivable and related interest receivable of approximately $17.0 million. We consider accounts and notes receivable to be impaired if the amounts due exceed the fair value of the underlying franchise and estimate an allowance for doubtful accounts based on that excess. Amounts due include the recorded value of the accounts and notes receivable reduced by the allowance for uncollected interest, amounts due to ADs for their portion of franchisee receivables, any related unrecognized revenue and amounts owed to the franchisee or AD by us. In establishing the fair value of the underlying franchise, we consider net fees of open territories and the number of unopened territories. At April 30, 2015, our allowance for doubtful accounts for impaired accounts and notes receivable was $6.6 million. There were no significant concentrations of credit risk with any individual franchisee or AD as of April 30, 2015, and we believe that our allowance for doubtful accounts as of April 30, 2015 is adequate for our existing loss exposure. We closely monitor the performance of our franchisees and ADs, and will adjust our allowances as appropriate if we determine that the existing allowances are inadequate to cover estimated losses.
Dividends. Until our dividend paid in April 2015, we had never declared or paid a cash dividend on our common stock. Although we have now announced a $0.16 per share quarterly cash dividend and may continue to pay cash dividends in the future, the payment of dividends will be at the discretion of our Board of Directors and will depend, among other things, on our earnings, capital requirements, and financial condition. Our ability to pay dividends will also be subject to compliance with financial covenants that are contained in our credit facility and may be restricted by any future indebtedness that we incur or issuances of preferred stock. In addition, applicable law requires our Board of Directors to determine that we have adequate surplus prior to the declaration of dividends. We cannot provide an assurance that we will continue to pay dividends at any specific level or at all. See "Item 5—Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."
Sources and uses of cash
Operating activities
In fiscal 2015, our cash provided from operating activities declined $19.0 million from the cash provided in fiscal 2014. This reduction was driven by:

•
A $4.8 million reduction in income taxes payable, resulting from excess tax benefits recognized during the year for stock option exercises. There is a corresponding increase in cash flows from financing activities as a result of such excess tax benefits. These excess tax benefits will reduce the amount of income taxes we would otherwise owe and pay in cash in fiscal 2016.

•	A $4.1 million increase in cash tax payments in fiscal 2015 compared to fiscal 2014.

•	Higher operating expenses associated with investments we made to drive growth, including SiempreTax+ and our ACA initiatives.

•	Lower collections from franchisees partially offset by delayed payments of certain expenses typically paid by year end.
In fiscal 2014, we generated $15.0 million more cash from operating activities than in fiscal 2013. This increase was largely due to higher net income as well as increased cash payments from our franchisees driven by earlier IRS funding.
Investing activities
In fiscal 2015, we utilized $6.6 million more for investing activities compared to fiscal 2014. The items that contributed to this increase included $5.2 million in proceeds from the sale of available-for-sale securities received in fiscal 2014 that did not recur in fiscal 2015, and a $2.3 million increase in cash paid in fiscal 2015 for the purchase of property, equipment and software, primarily land and two buildings in Virginia Beach, Virginia. These decreases were partially offset by an increase of $0.8 million in cash received in fiscal 2015 from the sales of Company-owned stores and AD rights. Although we issued $17.4 million more in operating loans to franchisees in fiscal 2015, that amount was partially offset by $17.1 million in higher payments received.
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

Financing activities
In fiscal 2015, we used $26.3 million more cash from financing activities compared to fiscal 2014 because:

•	We utilized $23.0 million more for common stock repurchases, of which $20.0 million was expended in a privately negotiated transaction with an affiliate.

•	We used $2.2 million to pay a dividend in fiscal 2015.

•	We collected $ 2.0 million less in proceeds from the exercise of stock options.

•	We paid $3.4 million more related to our long-term debt in fiscal 2015 compared to 2014.
This use of cash was offset by a $4.8 million benefit related to the excess tax benefit of stock option exercises. Excess tax benefits result when the intrinsic value of exercised stock-based awards exceeds the amount previously recognized as compensation expense.
In fiscal 2014, we utilized $3.4 million less cash for financing activities compared to fiscal 2013. This decrease in usage was predominantly caused by a $10.2 million increase in the proceeds received from the exercise of stock options net of repurchases of common stock of $6.6 million in fiscal 2014 over fiscal 2013.
Future cash needs and capital requirements
Operating cash flow needs. We believe that our seven year credit facility entered into on April 30, 2012 will be sufficient to support our cash flow needs for the foreseeable future.
The maximum balance of our revolving credit facility during fiscal 2015 was $133.8 million on January 29, 2015. By April 2, 2015, we paid the entire balance of our revolving credit facility. At April 30, 2015, using the leverage ratio applicable under our loan covenants at the end of each fiscal year, our maximum unused borrowing capacity was $108.4 million.
Our credit facility also contains a requirement that we reduce the balance of our revolving loan to zero for a period of at least 45 consecutive days each fiscal year. However, because our term loan will remain outstanding during that 45 day period, and given our historic cash flow experience at the beginning and end of each fiscal year, we do not anticipate that the unavailability of our revolving loan during that 45 day period each fiscal year will adversely affect our cash flow. As of June 14, 2015, we had maintained a zero balance on our revolver for the required 45 days and thus have already met the requirement for fiscal 2016.
Several factors could affect our cash flow in future periods, including the following:

•	The extent to which we extend additional operating financing to our franchisees and ADs, beyond the levels of prior periods.

•	The extent and timing of remaining expenditures related to our LibPro tax software.

•	The cash flow effect of stock option exercises.

•	The extent to which we engage in stock repurchases.

•	Our ability to generate fee and other income related to tax settlement products in light of regulatory pressures on us and our business partners.

•
The extent to which we repurchase AD areas, which will involve the use of cash in the short-term, but improve cash receipts in future periods from what would have been the AD's share of royalties and franchise fees.

•	The extent, if any, to which our Board of Directors elects to continue to declare dividends on our common stock.
Effect of our credit facility covenants on our future performance. Our credit facility, which matures on April 30, 2019, imposes several restrictive covenants, including a covenant that requires us to maintain a "leverage ratio" of not more than 4.5:1 at the end of each fiscal quarter ending January 31 and a ratio of not more than 3:1 at the end of each other fiscal quarter. The higher permitted leverage ratio at the end of the January 31 quarter reflects the fact that as of that date, we have typically extended significant credit to our franchisees for working capital and other needs that is not reflected in revenue that we receive from our franchisees until the period beginning in February each year. At January 31, 2015 and April 30, 2015, we had a leverage ratio of 3.04:1 and 0.57:1, respectively.

Our leverage ratio at April 30, 2015 reflected the fact that we had no balance outstanding on our revolving credit facility at that date and a $20.5 million balance under our term loan. The leverage ratio is measured only at the end of each fiscal quarter, and so there may be times at which we exceed the quarter-end leverage ratio during the quarter, which we are permitted to do provided that our leverage ratio is within the allowable ratio at quarter-end.
We continue to be obligated under our credit facility to satisfy a fixed charge coverage ratio test which requires that ratio to be not less than 1.50:1 at the end of every fiscal quarter. At January 31, 2015 and April 30, 2015, our fixed charge coverage ratios were 3.00:1 and 2.84:1, respectively.
We were in compliance with the ratio tests described in this section as of April 30, 2015. We expect to be able to manage our cash flow and our operating activities in such a manner that we will continue to be able to satisfy our obligations under the credit facility for the remainder of the term of that facility.
As noted above, although we are subject under our credit facility to a requirement that we reduce the balance of our revolving loan to zero for a period of at least 45 consecutive days each fiscal year, we do not believe that requirement will affect our cash flow or future performance.
Seasonality of Operations
Given the seasonal nature of the tax return preparation business, we have historically generated and expect to continue to generate most of our revenues during the period from January 1 through April 30. For example, in fiscal 2015 and fiscal 2014, we earned 29% and 26% of our revenues during our fiscal third quarter ended January 31 and 90% and 90% of our revenues during the combined fiscal third and fourth quarters of 2015 and 2014, respectively. We historically operate at a loss through the first eight months of each fiscal year, during which we incur costs associated with preparing for the upcoming tax season.
Off Balance Sheet Arrangements
From time to time, we have been party to interest rate swap agreements. These swaps effectively changed the variable-rate of our credit facility into a fixed rate credit facility. Under the swaps, we received a variable interest rate based on the one month LIBOR and paid a fixed interest rate. Our most recent interest rate swap agreements expired in March 2013, and none were outstanding at April 30, 2015 or 2014. We may enter into interest rate swap agreements in the future if we determine that it is appropriate to hedge our interest rate risk.
We also enter into forward contracts to eliminate exposure related to foreign currency fluctuations in connection with the short-term advances we make to our Canadian subsidiary in order to fund personal income tax refund discounting for our Canadian operations. At April 30, 2015 and 2014, there were no forward contracts outstanding, but we expect to enter into forward contracts in the future during the Canadian tax season.
Commitments and Contingencies
The following table sets forth certain of our contractual obligations as of April 30, 2015.

	Contractual Obligations
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(dollars in thousands)
Long-term debt obligations(1)	$27,074	$4,370	$7,460	$15,244	$—
Capital lease obligations	38	33	5	—	—
Operating lease obligations(2)	5,586	2,819	2,378	349	40
Purchase obligations(3)	10,424	6,525	3,899	—	—
Total contractual obligations	$43,122	$13,747	$13,742	$15,593	$40
_______________________________________________________________________________
(1) Amounts include mandatory principal payments on long-term debt as well as estimated interest of $469, $877, $369, and $0 for less than 1 year, 1-3 years, 3-5 years, and more than 5 years, respectively. Interest calculated for future periods was based on the interest rate at April 30, 2015. The actual interest rate will vary based on LIBOR and our leverage ratio.
(2) We sublease most of the office spaces represented by this line item and anticipate sublease receipts from franchisees of $1,323, $970, $170, and $0 for less than 1 year, 1-3 years, 3-5 years, and more than 5 years, respectively.
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
AD rights have historically been granted for a term of ten years. We recently changed the term of new and renewal AD contracts to six years. AD fees are recognized as revenue on a straight-line basis over the initial contract term of each AD agreement with the cumulative amount of revenue recognized not to exceed the amount of cash received. Amounts due to ADs for their services under an area development agreement are expensed as the related franchise fees and royalty revenues are recognized.
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
Long-Lived Assets. We review our long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We measure recoverability by comparison of the carrying value of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. We recognize and measure potential impairment at the lowest level where cash flows are individually identifiable. If the carrying amount of an asset exceeds its estimated future cash flows, we recognize an impairment charge equal to the amount by which the carrying value of the asset exceeds the fair value of the asset. We determine fair value through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals. If assets are to be disposed of, we separately present these assets in the balance sheet and report them at the lower of the carrying amount or fair value less selling costs, and no longer depreciate them. When we have assets classified as held for sale, we present them separately in the appropriate asset sections of the balance sheet.
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
Our significant accounting policies are discussed in Note 1 of the Notes to our Consolidated Financial Statements. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective, or complex judgments resulting from the need to make estimates about the effect of matters that are inherently uncertain. We have reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

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
	Our calculation of the allowance requires management to make assumptions regarding the fair value of the franchise to which the account relates.	A 10% decrease in the fair value of franchise territories at April 30, 2015 would have increased our allowance for doubtful accounts by approximately $1.2 million at that date.
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
We have not made any material changes in the accounting methodology we use to assess impairment loss during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material. For AD rights, a 10% decrease in the estimated future cash flows would not result in any incremental loss. For assets acquired from franchisees, a 10% decrease in the fair value would result in an impairment loss of less than $0.1 million. For assets held for sale, a 10% decrease in the fair value would increase our impairment by approximately $0.2 million.

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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on May 1, 2017, although the FASB could delay the effective date to May 1, 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its condensed consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
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
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Foreign exchange risk
We are subject to inherent risks attributed to operating in more than one country. Most of our revenues, expenses, and borrowings are denominated in U.S. dollars. Our operations in Canada, including the advances we make to our Canadian subsidiary, are denominated in Canadian dollars, and are, therefore, subject to foreign currency fluctuations. For fiscal 2015, a 5% change in the exchange rate of the Canadian dollar relative to the U.S. dollar would have had less than a $0.1 million impact on our net income and a $0.6 million impact on our total assets at April 30, 2015. We use, and may continue to use in the future, derivative financial instruments, such as forward contracts, to manage foreign currency exchange rate risks. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Off Balance Sheet Arrangements."
Interest rate risk
We are subject to interest rate risk in connection with our credit facility, which provides for borrowings of up to a total of $203.8 million and bears interest at variable rates. Assuming our revolving loan is fully drawn and including the full balance of our term loan, each eighth of a percentage point change in interest rates would result in a $0.3 million change in annual interest expense on our credit facility. From time to time, we have entered into hedging instruments involving the exchange of floating for fixed rate interest payments to reduce interest rate volatility. See " Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Off Balance Sheet Arrangements."
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
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2015, the Company’s disclosure controls and procedures were effective in providing reasonable assurance that material information is recorded, processed, summarized, and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (1992). Based on this assessment, management believes that, as of April 30, 2015, the Company’s internal control over financial reporting was effective based on those criteria.
Changes in Internal Control over Financial Reporting
During the quarter ended April 30, 2015, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Executive Officers, and Corporate Governance.
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2015 Annual Meeting of Stockholders.
Item 11.    Executive Compensation.
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2015 Annual Meeting of Stockholders.
Item 12.    Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters.
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2015 Annual Meeting of Stockholders.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2015 Annual Meeting of Stockholders.
Item 14.    Principal Accounting Fees and Services.
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2015 Annual Meeting of Stockholders.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.

(a)	Financial Statements.
The following financial statements of the Company are included in Item 8 of this Annual Report on Form 10-K:
Audited Financial Statements for the Years Ended April 30, 2015, 2014, and 2013

(b)	Exhibits.

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of JTH Holding, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1, File No. 333-176655 filed on September 2, 2011).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K, File No. 001-35588 filed on July 15, 2014).
3.3	Second Amended and Restated Bylaws of Liberty Tax, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K, File No. 001-35588 filed on July 15, 2014).
4.1
Share Exchange Agreement among DataTax Business Services Limited, Liberty Tax Holding Corporation, Liberty Tax Service Inc. and JTH Tax, Inc. dated as of October 16, 2001 (incorporated by reference to Exhibit 4.3 to Form S-1, File No. 333-176655 filed on September 2, 2011).

4.2
Support Agreement between JTH Tax, Inc. and Liberty Tax Holding Corporation dated as of October 16, 2001(incorporated by reference to Exhibit 4.4 to Form S-1, File No. 333-176655 filed on September 2, 2011).

4.3	Specimen Common Stock Certificate of Liberty Tax, Inc. (Incorporated by reference to Exhibit 4.6 to Form 8-K, File No. 001-35588 filed on September 3, 2014).
4.4	Form of Indenture with respect to Senior Debt Securities (incorporated by reference to Exhibit 4.2 to Form S-3, File No. 333-199579 filed on October 23, 2014).
4.5	Form of Indenture with respect to Subordinated Debt Securities (incorporated by reference to Exhibit 4.4 to Form S-3, File No. 333-199579 filed on October 23, 2014).
10.1	JTH Holding, Inc. 2011 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to Form S-1, File No. 333-176655 filed on February 3, 2012).
10.2	JTH Tax, Inc. Stock Option Plan dated as of May 1, 1998 (incorporated by reference to Exhibit 10.2 to Form S-1, File No. 333-176655 filed on September 2, 2011).
10.3	Form of Stock Option Agreement under Stock Option Plan (incorporated by reference to Exhibit 10.3 to Form S-1, File No. 333-176655 filed on September 2, 2011).
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

10.7
Security Agreement among JTH Holding, Inc. and certain of its subsidiaries and SunTrust Bank dated as of April 30, 2012 (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Form 10, File No. 000-54660 filed on May 18, 2012).

10.8
Pledge Agreement among JTH Holding, Inc. and certain of its subsidiaries and SunTrust Bank dated as of April 30, 2012 (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Form 10, File No. 000-54660 filed on May 18, 2012).

10.9
Subsidiary Guaranty Agreement among certain subsidiaries of JTH Holding, Inc. and SunTrust Bank dated April 30, 2012 (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to Form 10, File No. 000-54660 filed on May 18, 2012).

10.10
Waiver and Amendment to Revolving Credit and Term Loan Agreement dated as of December 19, 2012 among JTH Holding, Inc. and SunTrust Bank (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on December 26, 2012).

10.11
Supplement and Joinder Agreement dated as of December 28, 2012 among JTH Holding, Inc. and SunTrust Bank (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on December 28, 2012).

10.12	Waiver to Revolving Credit and Term Loan Agreement with SunTrust Bank as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on March 12, 2013).
10.13
Standstill Agreement between JTH Holding, Inc., SunTrust Bank and certain of JTH Holding, Inc.'s subsidiaries dated as of August 5, 2013 (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on August 6, 2013).

Exhibit Number	Exhibit Description
10.14
Waiver to Revolving Credit and Term Loan Agreement with SunTrust Bank as Administrative Agent dated as of August 29, 2013 (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on August 29, 2013).

10.15	Supplement and Joinder Agreement dated October 3, 2014 (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on October 6, 2014).
10.16	Second Amendment to Revolving Credit and Term Loan Agreement dated October 3, 2014 (incorporated by reference to Exhibit 10.2 to Form 8-K, File No. 001-35588 filed on October 6, 2014).
10.17	Form of Franchise Agreement for United States Franchisees (filed herewith).
10.18	Form of Area Developer Agreement for United States Area Developers (filed herewith).
10.19	Amended and Restated Employment Agreement for John T. Hewitt dated June 12, 2015 (incorporated by reference to Exhibit 10.1 of Form 8-K, File No. 001-35588 filed on June 12, 2015).
10.20	Amended and Restated Employment Agreement for James J. Wheaton dated June 1, 2012 (incorporated by reference to Exhibit 10.4 of Form 8-K, File No. 000-54660 filed on June 14, 2012).
10.21	Employment Agreement for Kathleen Donovan dated February 1, 2014 (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on January 24, 2014).
10.22	Employment Agreement for Richard G. Artese dated May 1, 2014 (incorporated by reference to Exhibit 10.4 to Form 10-K, File No. 001-35588 filed on June 26, 2014).
10.23	Employment Agreement for Mark F. Baumgartner dated June 1, 2012 (incorporated by reference to Exhibit 10.2 of Form 8-K, File No. 000-54660 filed on June 14, 2012).
10.24	Employment Agreement for Robert J. Lougen, Jr. dated October 10, 2014 (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on October 14, 2014).
21.1	Subsidiaries of Liberty Tax, Inc. (filed herewith).
23.1	Consent of KPMG LLP (filed herewith).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY TAX, INC. (Registrant)
Dated: July 1, 2015	By:	/s/ JOHN T. HEWITT
John T. Hewitt Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Dated: July 1, 2015	By:	/s/ KATHLEEN E. DONOVAN
Kathleen E. Donovan Chief Financial Officer (Principal Financial Officer)
Dated: July 1, 2015	By:	/s/ THOMAS S. DANIELS
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

Dated: July 1, 2015	By:	/s/ JOHN T. HEWITT
John T. Hewitt Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Dated: July 1, 2015	By:	/s/ KATHLEEN E. DONOVAN
Kathleen E. Donovan Chief Financial Officer (Principal Financial Officer)
Dated: July 1, 2015	By:	/s/ THOMAS S. DANIELS
Thomas S. Daniels Chief Accounting Officer (Principal Accounting Officer)
Dated: July 1, 2015	By:	/s/ GORDON D'ANGELO
Gordon D'Angelo Director
Dated: July 1, 2015	By:	/s/ JOHN R. GAREL
John R. Garel Director
Dated: July 1, 2015	By:	/s/ STEVEN IBBOTSON
Steven Ibbotson Director

Dated: July 1, 2015	By:	/s/ ROSS LONGFIELD
Ross Longfield Director
Dated: July 1, 2015	By:	/s/ ELLEN MCDOWELL
Ellen McDowell Director
Dated: July 1, 2015	By:	/s/ GEORGE T. ROBSON
George T. Robson Director

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Financial Statements
As of April 30, 2015 and 2014 and for the years ended April 30, 2015, 2014, and 2013
(With Report of Independent Registered Public Accounting Firm Thereon)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Liberty Tax, Inc.:
We have audited the accompanying consolidated balance sheets of Liberty Tax, Inc. and subsidiaries (the Company) as of April 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three‑year period ended April 30, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberty Tax, Inc. and subsidiaries as of April 30, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended April 30, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Norfolk, Virginia
July 1, 2015

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
April 30, 2015 and 2014
(In thousands, except share data)

	2015	2014
Assets
Current assets:
Cash and cash equivalents	$21,387	$46,080
Receivables:
Accounts receivable	46,121	43,122
Notes receivable - current	24,465	27,715
Interest receivable, net of uncollectible amounts	1,033	415
Allowance for doubtful accounts - current	(5,692)	(5,596)
Total current receivables, net	65,927	65,656
Assets held for sale	5,160	4,413
Deferred income tax asset	6,921	4,058
Other current assets	6,470	5,325
Total current assets	105,865	125,532
Property, equipment, and software, net	36,232	38,343
Notes receivable - non-current	22,416	17,078
Allowance for doubtful accounts - non-current	(1,663)	(1,254)
Total non-current notes receivables, net	20,753	15,824
Goodwill	3,377	2,997
Other intangible assets, net	14,672	14,295
Other assets	3,247	1,772
Total assets	$184,146	$198,763
Liabilities and Stockholders' Equity
Current liabilities:
Current installments of long-term debt	$3,934	$6,797
Accounts payable and accrued expenses	17,321	15,023
Due to Area Developers (ADs)	24,340	18,236
Income taxes payable	2,147	9,676
Deferred revenue - current	6,076	6,051
Total current liabilities	53,818	55,783
Long-term debt, excluding current installments	21,463	21,691
Deferred revenue - non-current	7,640	8,059
Deferred income tax liability	2,363	3,045
Total liabilities	85,284	88,578
Commitments and contingencies
Stockholders' equity:
Special voting preferred stock, $0.01 par value per share, 10 shares authorized, issued, and outstanding	—	—
Class A common stock, $0.01 par value per share, 21,200,000 shares authorized, 11,905,156 and 12,409,208 shares issued and outstanding at April 30, 2015 and 2014, respectively	119	124
Class B common stock, $0.01 par value per share, 1,000,000 shares authorized, 900,000 shares issued and outstanding	9	9
Exchangeable shares, $0.01 par value, 1,000,000 shares issued and outstanding	10	10
Additional paid-in capital	4,082	9,402
Accumulated other comprehensive income (loss), net of taxes	(697)	66
Retained earnings	95,339	100,574
Total stockholders' equity	98,862	110,185
Total liabilities and stockholders' equity	$184,146	$198,763

See accompanying notes to consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years ended April 30, 2015, 2014, and 2013
(In thousands, except per share data)

	2015	2014	2013
Revenues:
Franchise fees	$6,246	$7,844	$8,721
AD fees	6,901	6,680	7,699
Royalties and advertising fees	80,469	78,426	73,129
Financial products	37,058	34,512	30,345
Interest income	14,707	14,231	13,848
Tax preparation fees, net of discounts	13,877	14,295	10,148
Other revenue	2,914	3,708	3,723
Total revenues	162,172	159,696	147,613
Operating expenses:
Employee compensation and benefits	41,079	38,399	37,998
Selling, general, and administrative expenses	40,604	34,756	31,212
AD expense	28,497	27,319	25,736
Advertising expense	18,308	15,124	15,293
Depreciation, amortization, and impairment charges	9,900	9,277	6,538
Impairment of online software and acquired customer lists	8,392	—	—
Total operating expenses	146,780	124,875	116,777
Income from operations	15,392	34,821	30,836
Other income (expense):
Foreign currency transaction loss	(2)	(13)	—
Gain on sale of available-for-sale securities	—	2,183	—
Interest expense	(1,889)	(1,355)	(2,039)
Income before income taxes	13,501	35,636	28,797
Income tax expense	4,811	13,654	11,170
Net income	8,690	21,982	17,627
Less: Net income attributable to participating securities	(633)	(1,571)	(1,525)
Net income attributable to Class A and Class B common stockholders	$8,057	$20,411	$16,102

Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.63	$1.57	$1.26
Diluted	0.61	1.51	1.25

Weighted-average shares used to compute net income per share attributable to Class A and Class B common stockholders:
Basic	12,738,887	12,990,522	12,783,214
Diluted	14,294,773	14,536,971	14,072,358

See accompanying notes to consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended April 30, 2015, 2014, and 2013
(In thousands)

	2015	2014	2013
Net income	$8,690	$21,982	$17,627
Interest rate swap agreements, net of taxes of $-, $-, and $268, respectively	—	—	438
Unrealized gain on available-for-sale securities, net of taxes of $-, $608, and $237, respectively	—	975	387
Reclassified gain on sale of available-for-sale securities included in income, net of taxes of $-, $821, and $-, respectively	—	(1,362)	—
Foreign currency translation adjustment	(763)	(741)	(307)
Comprehensive income	$7,927	$20,854	$18,145

See accompanying notes to consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
Year ended April 30, 2015
(In thousands)

	Class A		Class B		Class A		Special voting preferred stock
	Common stock		Common stock		Preferred stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at May 1, 2014	12,409	$124	900	$9	—	$—	—	$—
Exercise of stock options	762	8	—	—	—	—	—	—
Shares issued	3	—	—	—	—	—	—	—
Repurchase of common stock	(1,284)	(13)	—	—	—	—	—	—
Vesting of restricted stock	15	—	—	—	—	—	—	—
Balance at April 30, 2015	11,905	$119	900	$9	—	$—	—	$—

	Exchangeable shares		Additional paid-in capital	Accumulated other comprehensive income (loss), net	Retained earnings
	Shares	Amount				Total
Balance at May 1, 2014	1,000	$10	$9,402	$66	$100,574	$110,185
Exercise of stock options	—	—	11,975	—	—	11,983
Repurchase of common stock	—	—	(24,575)	—	(11,720)	(36,308)
Stock-based compensation expense	—	—	2,477	—	—	2,477
Conversion of stock-based compensation awards from liability to equity classification	—	—	—	—	—	—
Tax benefit of stock option exercises	—	—	4,803	—	—	4,803
Net income	—	—	—	—	8,690	8,690
Cash dividends ($0.16 per share)	—	—	—	—	(2,205)	(2,205)
Foreign currency translation adjustment	—	—	—	(763)	—	(763)
Unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—
Balance at April 30, 2015	1,000	$10	$4,082	$(697)	$95,339	$98,862

See accompanying notes to consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
Year ended April 30, 2014
(In thousands)

	Class A		Class B		Class A		Special voting preferred stock
	Common stock		Common stock		Preferred stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at May 1, 2013	11,975	$120	900	$9	—	$—	—	$—
Exercise of stock options	956	9	—	—	—	—	—	—
Shares issued	1	—	—	—	—	—	—	—
Repurchase of common stock	(538)	(5)	—	—	—	—	—	—
Vesting of restricted stock	15	—	—	—	—	—	—	—
Balance at April 30, 2014	12,409	$124	900	$9	—	$—	—	$—

	Exchangeable shares		Additional paid-in capital	Accumulated other comprehensive income, net	Retained earnings
	Shares	Amount				Total
Balance at May 1, 2013	1,000	$10	$1,911	$1,194	$78,592	$81,836
Exercise of stock options	—	—	13,970	—	—	13,979
Repurchase of common stock	—	—	(13,074)	—	—	(13,079)
Stock-based compensation expense	—	—	2,074	—	—	2,074
Conversion of stock-based compensation awards from liability to equity classification	—	—	4,238	—	—	4,238
Tax benefit of stock option exercises	—	—	283	—	—	283
Net income	—	—	—	—	21,982	21,982
Foreign currency translation adjustment	—	—	—	(741)	—	(741)
Unrealized gain on available-for-sale securities, net of taxes	—	—	—	(387)	—	(387)
Balance at April 30, 2014	1,000	$10	$9,402	$66	$100,574	$110,185

See accompanying notes to consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
Year ended April 30, 2013
(In thousands)

	Class A		Class B		Class A		Special voting preferred stock
	Common stock		Common stock		Preferred stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at May 1, 2012	10,344	$103	900	$9	170	$2,129	—	$—
Exercise of stock options	350	4	—	—	—	—	—	—
Repurchase of common stock	(422)	(4)	—	—	—	—	—	—
Conversion of preferred stock to common stock	1,703	$17	—	$—	(170)	(2,129)	—	—
Balance at April 30, 2013	11,975	$120	900	$9	—	$—	—	$—

	Exchangeable shares		Additional paid-in capital	Accumulated other comprehensive income, net	Retained earnings
	Shares	Amount				Total
Balance at May 1, 2012	1,000	$10	$3,173	$676	$60,965	$67,065
Exercise of stock options	—	—	3,797	—	—	3,801
Repurchase of common stock	—	—	(6,452)	—	—	(6,456)
Conversion of preferred stock to common stock	—	—	2,112	—	—	—
Stock-based compensation expense	—	—	1,496	—	—	1,496
Conversion of stock-based compensation awards from equity to liability classification	—	—	(2,486)	—	—	(2,486)
Tax benefit of stock option exercises	—	—	271	—	—	271
Net income	—	—	—	—	17,627	17,627
Interest rate swap agreements, net of taxes	—	—	—	438	—	438
Foreign currency translation adjustment	—	—	—	(307)	—	(307)
Unrealized gain on available-for-sale securities, net of taxes	—	—	—	387	—	387
Balance at April 30, 2013	1,000	$10	$1,911	$1,194	$78,592	$81,836

See accompanying notes to consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended April 30, 2015, 2014, and 2013
(In thousands)

	2015	2014	2013
Cash flows from operating activities:
Net income	$8,690	$21,982	$17,627
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	5,726	8,692	7,098
Depreciation and amortization	8,499	7,836	5,750
Impairment of goodwill and other assets	9,793	1,441	788
Amortization of deferred financing costs	547	334	301
Loss on sale of property, equipment, and software	246	75	—
Stock-based compensation expense related to equity classified awards	2,477	2,074	1,496
Stock-based compensation expense (income) related to liability classified awards	—	(872)	2,625
Gain on bargain purchases and sales of Company-owned offices	(414)	(1,143)	(777)
Gain on sale of available-for-sale securities	—	(2,183)	—
Equity in loss of affiliate	160	214	193
Deferred tax expense	(3,545)	2,605	4,119
Changes in:
Accounts, notes, and interest receivable and deferred revenue	(8,869)	(7,708)	(13,857)
Prepaid expenses and other assets	(2,911)	(573)	210
Accounts payable and accrued expenses	2,685	2,643	(1,837)
Due to ADs	8,924	4,284	5,213
Income taxes	(7,491)	3,781	(508)
Net cash provided by operating activities	24,517	43,482	28,441
Cash flows from investing activities:
Issuance of operating loans to franchisees	(93,365)	(76,013)	(75,605)
Payments received on operating loans to franchisees	88,776	71,722	68,782
Purchases of Company-owned offices, AD rights, and acquired customer lists	(8,246)	(8,706)	(5,980)
Proceeds from sale of Company-owned offices and AD rights	3,687	2,879	4,072
Purchase of available-for-sale securities	—	—	(2,980)
Proceeds from sale of available-for-sale securities	—	5,163	—
Purchases of property, equipment, and software	(11,463)	(9,149)	(11,928)
Proceeds from sale of property, equipment, and software	—	59	—
Net cash used in investing activities	(20,611)	(14,045)	(23,639)
Cash flows from financing activities:
Proceeds from the exercise of stock options	11,983	13,979	3,801
Repurchase of common stock	(36,308)	(13,079)	(6,456)
Dividends paid	(2,205)	—	—
Repayment of other long-term debt	(5,850)	(3,398)	(2,953)
Borrowings under revolving credit facility	154,633	137,391	121,216
Repayments under revolving credit facility	(154,633)	(137,391)	(121,216)
Payment for debt issue costs	(917)	—	(289)
Tax benefit of stock option exercises	4,803	283	271
Net cash used in financing activities	(28,494)	(2,215)	(5,626)
Effect of exchange rate changes on cash, net	(105)	(155)	(11)
Net increase (decrease) in cash and cash equivalents	(24,693)	27,067	(835)
Cash and cash equivalents at beginning of year	46,080	19,013	19,848
Cash and cash equivalents at end of year	$21,387	$46,080	$19,013

See accompanying notes to consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
Years ended April 30, 2015, 2014, and 2013
(In thousands)

	2015	2014	2013
Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest of $200, $378, and $406	$1,467	$1,179	$1,872
Cash paid for taxes, net of refunds	11,160	7,022	7,328
Accrued capitalized software costs included in accounts payable	168	149	733
Transfer from goodwill and other intangible assets to assets held for sale	5,160	4,413	—
Conversion of stock-based compensation awards from equity to liability classification	—	—	2,486
Conversion of stock-based compensation awards from liability to equity classification	—	4,238	—
During the years ended April 30, 2015, 2014, and 2013, the Company acquired certain assets from franchisees, ADs, and third parties as follows:
Fair value of assets purchased	$18,310	$18,740	$11,124
Receivables applied, net of amounts due ADs and related deferred revenue	(6,931)	(5,336)	(3,079)
Bargain purchase gains	(367)	(487)	(410)
Notes and accounts payable issued	(2,766)	(4,211)	(1,655)
Cash paid to franchisees, ADs, and third parties	$8,246	$8,706	$5,980
During the years ended April 30, 2015, 2014, and 2013, the Company sold certain assets to franchisees and ADs as follows:
Book value of assets sold	$11,469	$8,135	$6,517
Loss on sale - loss recognized	(298)	(160)	(417)
Gain on sale - revenue deferred	2,000	1,872	2,846
Notes received	(9,484)	(6,968)	(4,874)
Cash received from franchisees and ADs	$3,687	$2,879	$4,072

See accompanying notes to consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2015 and 2014

(1) Description of Business and Summary of Significant Accounting Policies
Description of Business
Liberty Tax, Inc. (the "Company"), a Delaware corporation, is a holding company engaged through its subsidiaries as a franchisor and, to a lesser degree, an operator of a system of income tax preparation offices located in the United States and Canada. The Company's principal operations are conducted through JTH Tax, Inc. (d/b/a Liberty Tax Service), the Company's largest subsidiary. Through this system of income tax preparation offices, the Company also facilitates refund-based tax settlement financial products, such as refund transfer products and personal income tax refund discounting. The Company also offers online tax preparation services. Effective July 15, 2014, the Company changed its name from JTH Holding, Inc. to Liberty Tax, Inc.
The Company provides a substantial amount of lending to its franchisees and area developers ("ADs"). The Company allows franchisees and ADs to defer a portion of the franchise fee and AD fee, which are paid over time. The Company also offers its franchisees working capital loans to fund their operations between tax seasons.
Basis of Presentation
The consolidated financial statements include the accounts of Liberty Tax, Inc. and its wholly-owned subsidiaries. Assets and liabilities of the Company's Canadian operations have been translated into U.S. dollars using the exchange rate in effect at the end of the year. Revenues and expenses have been translated using the average exchange rates in effect each month of the year. Foreign exchange transaction gains and losses are recognized when incurred. The Company consolidates any entities in which it has a controlling interest, the usual condition of which is ownership of a majority voting interest. The Company also considers for consolidation an entity in which the Company has certain interest where a controlling financial interest may be achieved through arrangements that do not involve voting interests. Such an entity, known as a variable interest entity ("VIE"), is required to be consolidated by its primary beneficiary. The Company does not possess any ownership interests in franchisee entities; however, the Company may provide financial support to franchisee entities. Because the Company's franchise arrangements provide franchisee entities the power to direct the activities that most significantly impact their economic performance, the Company does not consider itself the primary beneficiary of any such entity that might be a VIE. Based on the results of management's analysis of potential VIEs, the Company has not consolidated any franchisee entities. The Company's maximum exposure to loss resulting from involvement with potential VIEs is attributable to accounts and notes receivables and future lease payments due from franchisees. When the Company does not have a controlling interest in an entity but exerts significant influence over the entity, the Company applies the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation.
The audited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). In the opinion of management, all adjustments necessary for a fair presentation of such financial statements in accordance with GAAP have been recorded.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2015 and 2014

Office Count
The following table shows the U.S. office activity, the number of processing centers and Canadian offices, and a breakdown of Company-owned and franchised offices for the 2015, 2014, and 2013 tax seasons.

	Tax Season
	2015	2014	2013

U.S. Office Locations:
Permanent Office Locations:
Operated during the prior tax season	3,663	3,816	3,730
Offices opened	397	289	405
Offices closed	(296)	(442)	(319)
Operated during the current tax season	3,764	3,663	3,816
Seasonal Office Locations:
Operated during the prior tax season	486	427	176
Offices opened	118	334	344
Offices closed	(342)	(275)	(93)
Operated during the current tax season	262	486	427

Processing Centers	43	26	19
Total U.S. Office Locations	4,069	4,175	4,262

Canada Office Locations	259	263	258

Total Office Locations	4,328	4,438	4,520

Additional Office Information:
U.S. franchised offices	3,944	3,995	4,028
U.S. Company-owned offices	125	180	234
Total U.S. offices	4,069	4,175	4,262
Canadian franchised offices	202	227	231
Canadian Company-owned offices	57	36	27
Total Canadian offices	259	263	258
Total office locations	4,328	4,438	4,520
The Company's new brand, SiempreTax+, operated 57 offices during the 2015 tax season. These offices consist of second offices opened by current franchisees in territories they already owned, conversions of existing Liberty Tax offices, and offices opened in new territories.
Territory Sales
During fiscal 2015, the Company sold 212 new territories, compared to 225 during fiscal 2014, and 376 during fiscal 2013. The 2013 number of new territories includes 137 territories purchased under the now discontinued "zero franchise fee" program. The 2013 number net of these zero franchise fee purchases was 239. New territories include territories sold to new franchisees and additional territories sold to existing franchisees.
Significant Accounting Policies
Cash and Cash Equivalents - The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are maintained in bank deposit accounts, which at times may

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2015 and 2014

exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash and cash equivalents balances.
Accounts Receivable - Accounts receivable are recorded at the invoiced amount less an allowance for doubtful accounts and accrue finance charges at 12% annually if unpaid after 30 days. Account balances are charged off against the allowance after all possible means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its accounts receivable.
Notes Receivable - Notes receivable are recorded less unrecognized revenue, net of an allowance for doubtful accounts. Unrecognized revenue relates to the financed portion of franchise fees and AD fees and, in the case of sales of Company-owned offices, the financed portion of gains related to such sales in each case where revenue has not yet been recognized. Interest income is accrued on the unpaid principal balance. The Company provides an allowance against accrued interest on a delinquent note when a scheduled payment becomes 90 days past due. Notes are written off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote.
Concentrations of credit risk - Financial instruments that could potentially subject the Company to concentrations of credit risk consist of accounts and notes receivable with its franchisees. The Company manages such risk by evaluating the financial position and value of the franchisees as well as obtaining the personal guarantee of the individual franchisees. At April 30, 2015 and 2014, there were no significant concentrations of credit risk associated with any individual franchisee or group of franchisees.
Allowance for Doubtful Accounts - The allowance for doubtful accounts includes the Company's best estimate of the amount of probable credit losses in the Company's existing accounts and notes receivable. Because the repayment of accounts and notes receivable is dependent on the performance of the underlying franchises, management estimates the amount of the allowance for doubtful accounts based on a comparison of amounts due to the estimated fair value of the underlying franchises. Management believes the allowance is adequate to cover the Company's credit loss exposure. If the carrying amount exceeds the fair value, the receivable is considered impaired.
Available-for-sale Securities - During fiscal 2013, the Company purchased corporate equity securities that were subsequently sold during fiscal 2014. Prior to sale, this investment was classified as available-for-sale and an unrealized gain was recognized, net of tax, in accumulated other comprehensive income in the stockholders' equity section of the balance sheet. Cash flows for the purchase and sale of this investment were classified as investing activities.
Assets Held for Sale - Assets held for sale consist of Company-owned offices that the Company intends to sell to a new or existing franchisee within one year. Assets held for sale are recorded at the lower of the carrying value or the estimated sales price, less costs to sell, and are evaluated for impairment at least annually.
Property, Equipment, and Software - Property, equipment, and software are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, generally three to five years for computer equipment, three to seven years for software, five to seven years for furniture and fixtures, and twenty to thirty years for buildings. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the assets. Certain allowable costs of software developed or obtained for internal use are capitalized and typically amortized over the estimated useful life of the software.
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

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2015 and 2014

Deferred Revenue - Deferred revenue represents the amount of cash received for AD fees in excess of the revenue recognized.
Revenue Recognition - The Company earns revenue from the sales of franchises and granting of AD rights. Additionally, the Company earns revenue from royalties and advertising fees and other products. Typically, franchise rights are granted to franchisees for a term of five years with an option to renew at no additional cost. In exchange for franchise fees and royalties and advertising fees, the Company is obligated by its franchise agreements to provide training, an operations manual, site selection guidance, tax preparation software, operational assistance, tax and technical support, the ability to perform electronic filing, and marketing and advertising. Franchise fee revenue for the sales of individual territories is recognized when the obligations of the Company to prepare the franchisee for operation are substantially complete and cash has been received.
AD rights have historically been granted for a term of ten years. The Company recently changed the term of new and renewal AD contracts to six years. AD fees are recognized as revenue on a straight-line basis over the initial contract term of each AD agreement with the cumulative amount of revenue recognized not to exceed the amount of cash received. Amounts due to ADs for their services under an AD agreement are expensed as the related franchise fees and royalty revenues are recognized.
Royalties and advertising fees are recognized as franchise territories generate sales. Tax return preparation fees and financial products revenue are recognized as revenue in the period the related tax return is filed for the customer. Discounts for promotional programs are recorded at the time the return is filed and are recorded as reductions to revenues.
Interest income is recognized when cash is received for notes associated with franchise fees or AD fees. For all other notes and accounts receivable, interest income is recognized when earned, and is recorded net of an allowance.
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
At April 30, 2015, 2014, and 2013 the Company did not have any outstanding derivative instruments or hedging activities.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2015 and 2014

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
Intangible Assets and Other Long-Lived Assets - Amortization on intangible assets is calculated using the straight-line method over the estimated useful lives of the assets, generally from two to ten years. Long-lived assets, such as property, equipment, and software, and other purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. Recognition and measurement of a potential impairment is performed for these assets at the lowest level where cash flows are individually identifiable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. Assets to be disposed of are no longer depreciated or amortized. These assets are classified as held-for-sale and are presented separately in the appropriate section of the consolidated balance sheets at the lower of their carrying amount or fair value less estimated cost to sell.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2015 and 2014

customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for annual periods beginning on or after December 15, 2016, and interim periods therein. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810), which amends certain requirements for determining whether a variable interest entity must be consolidated. The amendments are effective for public business entities for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. The adoption of the new guidance is not expected to have a material impact on the Company's consolidated financial statements.
Segment Reporting
Management has identified two operating segments, U.S. operations and Canadian operations. Although there are two operating segments, each segment is engaged in providing tax return preparation and related services and products. These two operating segments, which have similar gross margin and sales trends, have been aggregated into a single reporting segment because both segments are similar in the nature of services offered, production process, type of customer, the distribution methods, and the regulatory environment in which they operate. Canadian operations contributed $6.9 million, $6.4 million, and $5.9 million in revenues for the years ended April 30, 2015, 2014, and 2013, respectively.
(2) Accounts and Notes Receivable
The Company provides financing to franchisees and ADs for the purchase of franchises, areas and Company-owned offices, and operating loans for working capital and equipment needs. The franchise-related notes generally are payable over five years and the operating loans generally are due within one year. Most notes bear interest at 12%.
Notes and interest receivable, net of unrecognized revenue, as of April 30, 2015 and 2014 are presented in the consolidated balance sheets as follows:

	2015	2014
	(In thousands)
Notes receivable - current	$24,465	$27,715
Notes receivable - non-current	22,416	17,078
Interest receivable, net of uncollectible amounts	1,033	415
Total notes and interest receivable, net	$47,914	$45,208
Most of the notes receivable are due from the Company's franchisees and ADs and are collateralized by the underlying franchise and, when the franchise or AD is an entity, are guaranteed by the owners of the respective entity. The debtors' ability to repay the notes is dependent upon both the performance of the tax preparation industry as a whole and the individual franchisees' or ADs' areas.
The table above does not include unrecognized revenue. Unrecognized revenue relates to the financed portion of franchise fees and AD fees and, in the case of sales of Company-owned offices, the financed portion of gains related to these sales in each case where revenue has not yet been recognized. For franchise fees and gains related to the sale of Company-owned offices, revenue is recorded as note payments are received by the Company. Payments on AD fee notes receivable generate a corresponding increase in deferred revenue, which is amortized into revenue over the life of the AD contract, historically ten years. In fiscal 2015 the Company changed the term of new and renewal AD contracts to six years from ten years and the revenue for these contracts will be recognized over that period, subject to the receipt of cash. Unrecognized revenue was $38.6 million and $39.7 million at April 30, 2015 and 2014, respectively.
Accounts and notes receivable include royalties billed and franchise fees that relate to territories operated by franchisees located in AD territories and a portion of those accounts and notes are payable to the AD. The Company has recorded amounts payable to ADs for their share of these receivables of $24.3 million and $18.2 million at April 30, 2015 and 2014, respectively.
Allowance for Doubtful Accounts

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2015 and 2014

The adequacy of the allowance for doubtful accounts is assessed on a quarterly basis and adjusted as deemed necessary. Management believes the recorded allowance is adequate based upon its consideration of the estimated value of the franchises and AD areas supporting the receivables. Any adverse change in the tax preparation industry or the individual franchisees' or ADs' areas could affect the Company's estimate of the allowance.
Activity in the allowance for doubtful accounts for the years ended April 30, 2015, 2014, and 2013 was as follows.

	2015	2014	2013
	(In thousands)
Balance at beginning of year	$6,850	$6,684	$5,290
Provision for doubtful accounts	5,726	8,692	7,098
Write-offs	(5,122)	(8,460)	(5,655)
Foreign currency adjustment	(99)	(66)	(49)
Balance at end of year	$7,355	$6,850	$6,684
Management considers specific accounts and notes receivable to be impaired if the net amounts due exceed the fair value of the underlying franchise at the time of the annual valuation and estimates an allowance for doubtful accounts based on that excess. While not specifically identifiable as of the balance sheet date, the Company's experience also indicates that a portion of other accounts and notes receivable are also impaired, because management does not expect to collect all principal and interest due under the current contractual terms. Net amounts due include contractually obligated accounts and notes receivable plus accrued interest, net of unrecognized revenue, reduced by the allowance for uncollected interest, amounts due ADs, related deferred revenue, and amounts owed to the franchisee by the Company. In establishing the fair value of the underlying franchise, management considers recent sales between franchisees, net fees of open offices earned during the most recently completed tax season, and the number of unopened offices.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2015 and 2014

The allowance for doubtful accounts at April 30, 2015 and 2014 was allocated as follows.

	2015	2014
	(In thousands)
Impaired:
Accounts receivable	$7,634	$5,351
Notes and interest receivable, net of unrecognized revenue	10,921	8,527
Less amounts due to ADs and franchisees	(1,535)	(1,166)
Amounts receivable less amounts due to ADs and franchisees	$17,020	$12,712

Allowance for doubtful accounts for impaired accounts and notes receivable	$6,594	$6,131

Non-impaired:
Accounts receivable	$38,487	$37,771
Notes and interest receivable, net of unrecognized revenue	36,993	36,681
Less amounts due to ADs and franchisees	(25,150)	(17,818)
Amounts receivable less amounts due to ADs and franchisees	$50,330	$56,634

Allowance for doubtful accounts for non-impaired accounts and notes receivable	$761	$719

Total:
Accounts receivable	$46,121	$43,122
Notes and interest receivable, net of unrecognized revenue	47,914	45,208
Less amounts due to ADs and franchisees	(26,685)	(18,984)
Amounts receivable less amounts due to ADs and franchisees	$67,350	$69,346

Total allowance for doubtful accounts	$7,355	$6,850
The Company's average investment in impaired notes receivable during the fiscal years ended April 30, 2015, 2014, and 2013 was $7.9 million, $8.5 million, and $8.1 million, respectively. Interest income recognized related to performing impaired notes was $0.7 million, $0.9 million, and $0.8 million for the fiscal years ended April 30, 2015, 2014, and 2013, respectively.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2015 and 2014

Analysis of Past Due Receivables
The breakdown of accounts and notes receivable past due at April 30, 2015 and 2014 was as follows.

	2015
	Past due	Allowance for uncollectible interest	Current	Total receivables
	(In thousands)
Accounts receivable	$22,115	$(938)	$24,944	$46,121
Notes and interest receivable, net	10,492	(1,165)	38,587	47,914
Total accounts, notes, and interest receivable, net	$32,607	$(2,103)	$63,531	$94,035

	2014
	Past due	Allowance for uncollectible interest	Current	Total receivables
	(In thousands)
Accounts receivable	$19,672	$(1,926)	$25,376	$43,122
Notes and interest receivable, net	11,880	(1,063)	34,391	45,208
Total accounts, notes, and interest receivable, net	$31,552	$(2,989)	$59,767	$88,330
Accounts receivable are considered to be past due if unpaid 30 days after billing and notes receivable are considered past due if unpaid 90 days after due date, at which time the notes are put on nonaccrual status. The Company's investment in notes receivable on nonaccrual status at April 30, 2015 and 2014 was $9.3 million and $10.8 million, respectively. Payments received on notes in nonaccrual status are applied to interest income first until the note is current and then to the principal note balance. Nonaccrual notes that are paid current are moved back into accrual status during the next annual review.

(3) Investments
During the year ended April 30, 2013, the Company purchased corporate equity securities for $3.0 million as a strategic investment in a business partner. The Company classified this investment as available for sale. These securities were sold during fiscal year ended April 30, 2014 for a realized gain of $2.2 million, which was reclassified out of accumulated other comprehensive income and recorded as other income in the consolidated statements of income. No sales of available-for-sale securities occurred and, therefore, no gross realized gains or losses were recorded for the fiscal year ended April 30, 2013. The unrealized gain, net of tax, on the available-for-sale securities at April 30, 2013 was $0.4 million. We periodically review our investment portfolios to determine whether any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company did not record any other-than-temporary impairments of available-for-sale securities during fiscal years 2014 or 2013.
(4) Property, Equipment, and Software, Net
Property, equipment, and software at April 30, 2015 and 2014 was as follows:

	2015	2014
	(In thousands)
Land and land improvements	$2,259	$2,253
Buildings and building improvements	8,481	7,419
Leasehold improvements	143	200
Furniture, fixtures, and equipment	6,013	6,746
Software	37,894	44,036
Construction in progress	393	—
Property, equipment, and software, gross	55,183	60,654
Less accumulated depreciation and amortization	18,951	22,311
Property, equipment, and software, net	$36,232	$38,343

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2015 and 2014

Total depreciation and amortization expense on property, equipment, and software was $5.5 million, $3.8 million, and $3.1 million for the years ended April 30, 2015, 2014, and 2013, respectively.
The software included above includes both internally developed software and purchased software. Included in software are $12.9 million and $6.7 million of assets that had not been placed into service at April 30, 2015 and 2014, respectively. See Note 5 for a description of the impairment related to the Company's online software and acquired online customer lists.
The Company is obligated under various operating leases for office space that expire at various dates. At April 30, 2015, future minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year, together with amounts due from franchisees under subleases, were as follows:

	Lease payments	Sublease receipts
	(In thousands)
Year ending April 30:
2016	$2,819	$1,323
2017	1,613	720
2018	765	250
2019	259	139
2020	90	31
Thereafter	40	—
Total minimum lease payments	$5,586	$2,463
Total rent expense for operating leases, net of subleases, was $3.2 million, $3.4 million, and $3.2 million for the years ended April 30, 2015, 2014, and 2013, respectively.
(5) Goodwill and Intangible Assets
At the end of the fourth quarter of fiscal 2014, assets associated with tax offices acquired from U.S. franchisees were transferred out of goodwill and intangible assets and classified as assets held for sale.
Changes in the carrying amount of goodwill for the years ended April 30, 2015 and 2014 were as follows:

	2015	2014
	(In thousands)
Balance at beginning of year	$2,997	$5,685
Acquisitions of assets from franchisees	1,107	4,855
Disposals and foreign currency changes, net	(465)	(3,769)
Impairments	(262)	(874)
Reclassified to assets held for sale	—	(2,900)
Balance at end of year	$3,377	$2,997
The Company performed its annual impairment review of goodwill and recorded impairment of $0.3 million and $0.6 million for the years ended April 30, 2015 and 2014, respectively.
As of April 30, 2015, the Company reviewed for impairment the assets related to its online tax preparation business as a result of changes in the pricing environment in the online tax preparation market, a significant decline in the number of returns prepared online and a decline in the related revenues experienced in fiscal 2015. The Company believed that these changes indicated that the carrying amount of assets related to its online tax preparation business may not be recoverable. Accordingly, the undiscounted future cash flows generated by its online software and acquired online customer lists were estimated and the Company concluded that the carrying value of those assets was not recoverable. An impairment loss of $8.4 million was recorded equal to the excess of the carrying amount of those assets over their fair value. The fair value of those assets was determined using a discounted cash flow model.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2015 and 2014

The impairment loss was allocated as follows at April 30, 2015:

April 30, 2015
(In thousands)
Software	$6,882
Acquired customer lists	1,510
Impairment of online software and acquired customer lists	$8,392
Components of amortizable intangible assets as of April 30, 2015 and 2014 were as follows:

	April 30, 2015
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Customer lists acquired from unrelated third parties	4 years	$1,027	$—	$1,027
Assets acquired from franchisees:
Customer lists	4 years	759	(441)	318
Reacquired rights	2 years	559	(473)	86
AD rights	10 years	17,345	(4,104)	13,241
Total intangible assets		$19,690	$(5,018)	$14,672

	April 30, 2014
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Customer lists acquired from unrelated third parties	6 years	$4,816	$(995)	$3,821
Assets acquired from franchisees:
Customer lists	4 years	551	(387)	164
Reacquired rights	2 years	481	(338)	143
AD rights	10 years	13,641	(3,474)	10,167
Total intangible assets		$19,489	$(5,194)	$14,295
During fiscal 2014, the Company purchased certain assets of an online tax preparation software provider for $3.2 million and allocated the purchase price to identifiable intangible assets.
For the years ended April 30, 2015, 2014, and 2013 the Company recorded as intangible assets $1.7 million, $9.0 million, and $6.3 million, respectively, from acquisitions of various franchises. During fiscal 2014 and 2013, both U.S. and Canadian franchise acquisitions were recorded an intangible assets; however, during fiscal 2015, the majority of U.S. franchise acquisitions were recorded as assets held for sale, while Canadian franchise acquisitions continued to be recorded as intangible assets. These acquisitions were accounted for as business combinations.
The purchase price of assets acquired from franchisees and recorded as customer lists, reacquired rights, and goodwill during fiscal 2015, 2014, and 2013 was allocated as follows.

	2015	2014	2013
	(In thousands)
Customer lists	$435	$2,372	$1,631
Reacquired rights	284	1,806	1,216
Goodwill	975	4,855	3,449
Purchase price of assets acquired from franchisees, not held for sale	$1,694	$9,033	$6,296

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2015 and 2014

The Company expects that assets associated with Company-owned offices will be sold before the end of their estimated useful life. During the years ended April 30, 2015, 2014, and 2013, impairment analyses were performed for amortizable intangible assets. Write-downs of assets acquired from franchisees relate to Company-owned offices that were subsequently closed and impairment of the fair value of existing Company-owned offices based on the impairment analysis. As a result, the carrying values of assets acquired from franchisees were reduced by $0.5 million for the fiscal year ended April 30, 2015, $0.9 million for 2014, and $0.8 million for 2013. These amounts were expensed to impairment charges on the consolidated statements of income. The Company estimated the fair value of assets associated with Company-owned offices based on various models, including data and input from a third-party.
For the years ended April 30, 2015, 2014, and 2013, amortization expense was $3.6 million, $4.1 million, and $2.7 million, respectively. Annual amortization expense for the next five years is estimated to be as follows (in thousands):

Year ending April 30:
2016	$2,358
2017	2,120
2018	2,005
2019	1,833
2020	1,481
Total estimated amortization expense	$9,797
(6) Assets Held for Sale
At the end of the fourth quarter of fiscal 2014, the Company reclassified certain assets associated with Company-owned offices from goodwill, other intangible assets, and property, equipment, and software to assets held for sale. An impairment charge of $0.5 million was recorded upon classification of these assets as held for sale and expensed to depreciation, amortization, and impairment charges on the consolidated statements of income.
The amounts reclassified from each category were as follows (in thousands):

Customer lists	$1,259
Reacquired rights	624
Goodwill	2,900
Property, equipment, and software	130
Total assets transferred to assets held for sale	4,913
Impairment charge on assets held for sale	(500)
Total assets held for sale at April 30, 2014	$4,413
During fiscal 2015, the Company acquired $8.7 million in assets from U.S. franchisees and third parties that were first accounted for as business combinations, with the value allocated to customer lists and reacquired rights of $4.4 million and goodwill of $4.3 million prior to being recorded as assets held for sale. The acquired businesses are operated as Company-owned offices until a buyer is located and a new franchise agreement is entered into.
Changes in the carrying amounts of assets held for sale for the fiscal years ended April 30, 2015 and 2014 were as follows:

	2015	2014
	(In thousands)
Balance at beginning of year	$4,413	$—
Reacquired	8,517	4,913
Dispositions	(7,014)	—
Impairment	(756)	(500)
Balance at end of year	$5,160	$4,413

(7) Debt
In October 2014, the Company amended its credit facility. The amended credit facility consists of a $21.2 million term loan and a revolving credit facility that currently allows borrowing of up to $203.8 million with an accordion feature that permits the Company to request an increase in availability of up to an additional $50.0 million. Outstanding borrowings accrue interest, which is paid monthly, at a rate of the one-month London Interbank Offered Rate ("LIBOR") plus a margin ranging from 1.50% to 2.25% depending on the Company's leverage ratio. At April 30, 2015 and 2014, the interest rate was 1.8% and 1.78%, respectively, and the average interest rate paid during the fiscal year ended April 30, 2015 was 1.79%. A commitment fee is paid monthly that varies from 0.25% to 0.50% depending on the Company's leverage ratio on the unused portion of the credit facility. The indebtedness is collateralized by substantially all the assets of the Company and both loans mature on April 30, 2019 (except as to the commitments of one lender under the revolving credit facility, which mature on September 30, 2017).
The credit facility contains certain financial covenants that the Company must meet, including leverage and fixed-charge coverage ratios as well as minimum net worth requirements. In addition, the Company must reduce the outstanding balance under its revolving loan to zero for a period of at least 45 consecutive days each fiscal year. The Company's borrowing availability on the credit facility at April 30, 2015 was $108.4 million. At April 30, 2015 and 2014, the Company had no outstanding borrowings under its revolving credit facility. The Company was in compliance with the financial covenants of its credit facility at April 30, 2015.
The credit facility also contains certain events of default that may cause the bank syndicate to terminate the credit facility and declare amounts owed to become immediately payable if they occur. At April 30, 2015, the Company has not incurred an event of default.
Debt at April 30, 2015 and 2014 was as follows:

	2015	2014
	(In thousands)
Term loan payable in quarterly principal installments of 1.875%, 2.5%, 2.5%, and 3.125% of the original amount borrowed for the years ending April 30, 2016, 2017, 2018 and 2019, respectively; at that time a balloon payment of $14,875 is payable.	$20,453	$21,875
Mortgage note payable to a bank in monthly installments of $16 including interest at 6.06% through September 2016; at that time a balloon payment of $2,213 is payable; subject to a prepayment penalty; collateralized by land and building.	2,279	2,326
Amounts due to former ADs at zero percent interest; due May 2015 through August 2015.	2,626	4,211
Other debt	39	76
Total long-term debt	25,397	28,488
Less current installments	3,934	6,797
Total long-term debt, less current installments	$21,463	$21,691
Aggregate maturities of long-term debt at April 30, 2015 are as follows (in thousands):

Year ending April 30:
2016	$3,934
2017	4,463
2018	2,125
2019	14,875
Total long-term debt	$25,397
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

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2015 and 2014

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
Interest rate swap agreements. On July 1, 2009, the Company entered into interest rate swap agreements with a financial institution to manage fluctuations in cash flows resulting from changes in the one-month LIBOR interest rate on its line of credit. These swaps effectively changed the variable-rate line of credit into a fixed-rate line of credit. For the notional amounts, the Company received a variable interest rate based on the one-month LIBOR and paid a fixed interest rate of 2.49% to 2.52%, depending on the agreement. The notional amounts of the interest rate swaps varied from $10.0 million to $70.0 million per month, in relation to the Company's forecasted seasonal borrowings. These interest rate swaps were designated as cash flow hedges. During the year ended April 30, 2013, $0.1 million of income was recognized in the consolidated statements of income due to the ineffectiveness of these interest rate swaps. These interest rate swaps expired in March 2013.
Forward contracts related to foreign currency exchange rates. In connection with short-term advances made to its Canadian subsidiary related to personal income tax refund discounting, the Company enters into forward contracts to eliminate the exposure related to foreign currency fluctuations. Under the terms of the forward currency contracts, the exchange rate for repayments is fixed at the time advance is made and the advances are repaid prior to April 30 of each year. These forward contracts are designated as cash flow hedges. At April 30, 2015 and 2014, there were no remaining forward contracts outstanding. During the years ended April 30, 2015, 2014, and 2013, these foreign currency hedges were effective and, therefore, no amounts were recognized in the consolidated statements of income.
At April 30, 2015, there were no deferred gains on derivative instruments accumulated in other comprehensive income.
(9) Stockholders' Equity
Preferred Stock and Exchangeable Shares
The Company has 190,000 shares of authorized Class A preferred stock with a par value of $0.01, of which none were issued and outstanding at April 30, 2015 and 2014.
The Company also has 10 shares of special voting preferred stock authorized, issued and outstanding with a par value of $0.01 and no liquidation value. Each share of special voting preferred stock entitles the holder to vote as if it represents 100,000 shares of Class A common stock. In conjunction with the special voting preferred stock, there are 1,000,000 exchangeable shares that are exchangeable at any time into Class A common stock of the Company. The special voting preferred stock will be canceled at the time the holder exchanges the exchangeable shares.
Common Stock
The Company is authorized to issue 21,200,000 shares of Class A common stock, par value $0.01 per share, and 1,000,000 shares of Class B common stock, par value $0.01 per share. Class A common stock and Class B common stock entitle the holders to the same rights and privileges and are identical in all respects as to all matters, except the holders of

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2015 and 2014

Class B common stock are entitled to elect one more director than the number of directors elected by holders of all other classes of stock combined. Additionally, a holder of Class B common stock may, at the holder's option, elect to convert the Class B common stock into an equal number of fully paid and non-assessable shares of Class A common stock.
Accumulated Other Comprehensive Income (loss)
The components of accumulated other comprehensive income (loss) at April 30, 2015 and 2014 are as follows.

	2015	2014
	(In thousands)
Foreign currency adjustment	$(697)	$66
Total accumulated other comprehensive income (loss)	$(697)	$66
Net Income per Share
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
Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, the potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and vesting of restricted stock units. The dilutive effect of outstanding stock options and restricted stock units is reflected in dilutive earnings per share by application of the treasury stock method. Additionally, the computation of diluted net income per share of Class A common stock assumes the conversion of Class B common stock and exchangeable shares, if dilutive, while the diluted net income per share of Class B common stock does not assume conversion of those shares.
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

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2015 and 2014

The computation of basic and diluted net income per share for the years ended April 30, 2015, 2014, and 2013 is as follows.

	2015
	Class A common stock	Class B common stock
	(In thousands, except for share and per share amounts)
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$8,076	$614
Amounts allocated to participating securities:
Exchangeable shares	(588)	(45)
Net income attributable to common stockholders	$7,488	$569
Denominator:
Weighted-average common shares outstanding	11,838,887	900,000
Basic net income per share	$0.63	$0.63

Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$7,488	$569
Reallocation of undistributed earnings as a result of assumed conversion of:
Class B common stock to Class A common stock	569	—
Exchangeable shares to Class A common stock	633	—
Net income attributable to stockholders	$8,690	$569
Denominator:
Number of shares used in basic computation	11,838,887	900,000
Weighted-average effect of dilutive securities:
Class B common stock to Class A common stock	900,000	—
Exchangeable shares to Class A common stock	1,000,000	—
Employee stock options and restricted stock units	555,886	36,415
Weighted-average diluted shares outstanding	14,294,773	936,415
Diluted net income per share	$0.61	$0.61

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2015 and 2014

	2014
	Class A common stock	Class B common stock
	(In thousands, except for share and per share amounts)
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$20,459	$1,523
Amounts allocated to participating securities:
Exchangeable shares	(1,462)	(109)
Net income attributable to common stockholders	$18,997	$1,414
Denominator:
Weighted-average common shares outstanding	12,090,522	900,000
Basic net income per share	$1.57	$1.57

Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$18,997	$1,414
Reallocation of undistributed earnings as a result of assumed conversion of:
Class B common stock to Class A common stock	1,414	—
Exchangeable shares to Class A common stock	1,571	—
Net income attributable to stockholders	$21,982	$1,414
Denominator:
Number of shares used in basic computation	12,090,522	900,000
Weighted-average effect of dilutive securities:
Class B common stock to Class A common stock	900,000	—
Exchangeable shares to Class A common stock	1,000,000	—
Employee stock options and restricted stock units	546,449	35,153
Weighted-average diluted shares outstanding	14,536,971	935,153
Diluted net income per share	$1.51	$1.51

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2015 and 2014

	2013
	Class A common stock	Class B common stock
	(In thousands, except for share and per share amounts)
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$16,386	$1,241
Amounts allocated to participating securities:
Class A preferred stock	(247)	(18)
Exchangeable shares	(1,171)	(89)
Net income attributable to common stockholders	$14,968	$1,134
Denominator:
Weighted-average common shares outstanding	11,883,214	900,000
Basic net income per share	$1.26	$1.26

Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$14,968	$1,134
Reallocation of undistributed earnings as a result of assumed conversion of:
Class B common stock to Class A common stock	1,134	—
Class A preferred stock to Class A common stock	265	—
Exchangeable shares to Class A common stock	1,260	—
Net income attributable to stockholders	$17,627	$1,134
Denominator:
Number of shares used in basic computation	11,883,214	900,000
Weighted-average effect of dilutive securities:
Class B common stock to Class A common stock	900,000	—
Class A preferred stock to Class A common stock	210,560	—
Exchangeable shares to Class A common stock	1,000,000	—
Employee stock options and restricted stock units	78,584	5,054
Weighted-average diluted shares outstanding	14,072,358	905,054
Diluted net income per share	$1.25	$1.25
Diluted net income per share excludes the impact of shares of potential common stock from the exercise of options and vesting of restricted stock units to purchase 210,416, 483,397 and 2,402,183 shares for the years ended April 30, 2015, 2014, and 2013, respectively, because the effect would be anti-dilutive.
(10) Stock Compensation Plan
Stock Options
In August 2011, the Board of Directors approved the JTH Holding, Inc. 2011 Equity and Cash Incentive Plan. Employees and outside directors are eligible to receive awards and a total of 2,500,000 shares of Class A common stock were authorized for grant under the plan. At April 30, 2015, 1,458,756 shares of Class A common stock remained available for grant.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2015 and 2014

The following table summarizes the information for options granted in the years ended April 30, 2015, 2014, and 2013.

	2015	2014	2013
Weighted-average fair value of options granted	$9.59	$6.87	$1.80
Dividend yield	0.0% - 2.2%	—%	—%
Expected volatility	31.1% - 31.7%	34.1% - 37.0%	13.0% - 14.9%
Expected terms	5 years	4 - 5 years	4 - 6 years
Risk-free interest rates	1.6% - 1.9%	0.8% - 1.6%	0.6% - 1.0%
The Company does not have enough public trading history to calculate volatility for the term of the granted options, therefore, it used a 50/50 weighted-average volatility, equally weighing our public trading history and that of other public companies in the tax preparation industry.
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
Stock option activity during the years ended April 30, 2015, 2014, and 2013 was as follows:

	Number of options	Weighted average exercise price
Outstanding at April 30, 2012	2,729,013	$14.21
Granted	332,035	15.00
Exercised	(349,500)	10.88
Canceled	(176,865)	13.65
Outstanding at April 30, 2013	2,534,683	14.81
Granted	628,374	20.42
Exercised	(955,592)	14.63
Canceled	(267,059)	15.03
Outstanding at April 30, 2014	1,940,406	16.68
Granted	170,416	32.87
Exercised	(761,913)	15.73
Canceled	(5,350)	15.00
Outstanding at April 30, 2015	1,343,559	$19.28
Intrinsic value is defined as the fair value of the stock less the cost to exercise. The total intrinsic value of options exercised was $13.3 million, $9.4 million, and $1.7 million during the years ended April 30, 2015, 2014, and 2013, respectively. The total intrinsic value of stock options outstanding at April 30, 2015 was $12.2 million. Outstanding options have vesting terms that range from six months to six years from the date of grant and expire from four to five years after the vesting date.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2015 and 2014

Nonvested stock options (options that had not vested in the period reported) activity during the years ended April 30, 2015, 2014, and 2013 was as follows:

	Nonvested options	Weighted average exercise price
Outstanding at April 30, 2012	452,500	$15.00
Granted	332,035	15.00
Vested	(596,935)	15.00
Canceled	(55,100)	15.00
Outstanding at April 30, 2013	132,500	15.00
Granted	628,374	20.42
Vested	(275,874)	16.93
Outstanding at April 30, 2014	485,000	20.92
Granted	170,416	32.87
Vested	(270,000)	18.99
Outstanding at April 30, 2015	385,416	$27.56
At April 30, 2015, unrecognized compensation cost related to nonvested stock options was $2.8 million. These costs are expected to be expensed through fiscal 2021.
The following table summarizes information about stock options outstanding and exercisable at April 30, 2015.

	Options outstanding			Options exercisable
Range of Exercise Prices	Number of options outstanding	Weighted average exercise price	Weighted average remaining contractual life (in years)	Number of options exercisable	Weighted average exercise price
$10.50	12,500	$10.50	1.0	12,500	$10.50
15.00	705,047	15.00	2.2	705,047	15.00
16.38 - 19.75	280,596	17.88	4.5	205,596	17.81
26.18 - 29.48	205,000	26.66	6.6	35,000	26.18
33.38 - 33.79	140,416	33.60	6.5	—	—
	1,343,559	$19.28		958,143	$15.95
During the fiscal year ended April 30, 2013, the settlement of certain stock option transactions caused a change in the classification of related outstanding stock options to a liability instrument from an equity instrument, which resulted in an increase in stock compensation expense of $2.6 million. At April 30, 2013, the value of the liability for the 997,824 options that changed classifications from an equity to a liability instrument was $5.1 million. On June 11, 2013, the Company's board of directors voted to prohibit those types of transactions; therefore, the Company reclassified the stock options back to equity instruments, resulting in a reduction to stock compensation expense of $0.9 million. The liability was removed and the remainder was reclassified to additional paid-in-capital.
Restricted Stock Units
The Company has awarded restricted stock units to its non-employee directors and certain employees. Restricted stock units are valued at the closing stock price the day preceding the grant date. Compensation costs associated with these restricted shares are amortized on a straight-line basis over the vesting period and recognized as an increase in additional paid-in capital. At April 30, 2015, unrecognized compensation cost related to restricted stock units was $0.6 million. These costs are expected to be recognized through fiscal 2022.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2015 and 2014

Restricted stock activity during the years ended April 30, 2015 and 2014 was as follows. The Company did not issue restricted stock units prior to fiscal year 2013.

	Number of RSUs	Weighted Average Fair Value at Grant Date
Balance at April 30, 2012	—	$—
Granted	15,971	13.50
Balance at April 30, 2013	15,971	13.50
Granted	23,565	16.86
Vested	(14,598)	13.36
Canceled	(3,493)	16.07
Balance at April 30, 2014	21,445	16.87
Granted	25,691	33.38
Vested	(14,746)	16.38
Canceled	(3,461)	26.47
Balance at April 30, 2015	28,929	$30.63
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

•	Level 3—Unobservable inputs in which little or no market data exists, therefore, requiring an entity to develop its own assumptions.
The Company measures or monitors certain of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for those assets and liabilities for which fair value is the primary basis of accounting. Other assets and liabilities are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustment in certain circumstances, such as when there is evidence of impairment.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2015 and 2014

The following tables present, for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis at April 30, 2015 and 2014.

		April 30, 2015 Fair value measurements using
	Total	Level 1	Level 2	Level 3
	(In thousands)
Recurring assets:
Cash equivalents	$16,975	$16,975	$—	$—
Total recurring assets	16,975	16,975	—	—
Nonrecurring assets:
Impaired accounts and notes receivable	11,961	—	—	11,961
Impaired online software	1,253	—	—	1,253
Impaired acquired online customer lists	1,027	—	—	1,027
Impaired goodwill	224	—	—	224
Impaired reacquired rights	79	—	—	79
Impaired customer lists	126	—	—	126
Assets held for sale	5,160	—	—	5,160
Total nonrecurring assets	19,830	—	—	19,830
Total recurring and nonrecurring assets	$36,805	$16,975	$—	$19,830

		April 30, 2014 Fair value measurements using
	Total	Level 1	Level 2	Level 3
	(In thousands)
Recurring assets:
Cash equivalents	$42,918	$42,918	$—	$—
Total recurring assets	42,918	42,918	—	—
Nonrecurring assets:
Impaired accounts and notes receivable	7,747	—	—	7,747
Impaired goodwill	86	—	—	86
Impaired reacquired rights	42	—	—	42
Impaired customer lists	52	—	—	52
Assets held for sale	4,413	—	—	4,413
Total nonrecurring assets	12,340	—	—	12,340
Total recurring and nonrecurring assets	$55,258	$42,918	$—	$12,340
The Company's policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1 or 2 recurring fair value measurements for the years ended April 30, 2015 and 2014.
The following methods and assumptions are used to estimate the fair value of our financial instruments.
Cash equivalents: The carrying amounts approximate fair value because of the short maturity of these instruments. Cash equivalent financial instruments consist of money market accounts.
Impaired accounts and notes receivable: Accounts and notes receivable are considered to be impaired if the net amounts due exceed the fair value of the underlying franchise or if management considers it probable that all principal and interest will not be collected when contractually due. In establishing the estimated fair value of the underlying franchise, consideration is given to recent sales between franchisees, the net fees of open offices, and the number of unopened offices.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2015 and 2014

Impaired goodwill, reacquired rights, and customer lists: Goodwill, reacquired rights, and customer lists associated with a Company-owned office are considered to be impaired if the net carrying amount exceeds the fair value of the underlying office. In establishing the fair value of the underlying office, consideration is given to the related net fees.
Assets held for sale: Assets held for sale are recorded at the lower of the carrying value or the sales price, less costs to sell, which approximates fair value. The sales price is calculated as a percentage of the prior year's net fees.
Impaired online software and acquired online customer lists: The online software and acquired online customer lists are considered to be impaired if the net carrying amount of these assets exceeds the fair value of these assets. The fair value of these assets was determined using a discounted cash flow model.
Other Fair Value Measurements
Accounting standards require the disclosure of the estimated fair value of financial instruments that are not recorded at fair value. For the financial instruments not recorded at fair value, estimates of fair value are made at a point in time based on relevant market data and information about the financial instrument. No readily available market exists for a significant portion of the Company's financial instruments. Fair value estimates for these instruments are based on current economic conditions, interest rate risk characteristics, and other factors. Many of these estimates involve uncertainties and matters of significant judgment and cannot be determined with precision. Therefore, the calculated fair value estimates in many instances cannot be substantiated by comparison to independent markets and, in many cases, may not be realizable in a current sale of the instrument. In addition, changes in assumptions could significantly affect these fair value estimates. The following methods and assumptions were used by the Company in estimating the fair value of these financial instruments.
Receivables other than notes, other current assets, accounts payable and accrued expenses, and due to ADs: The carrying amounts approximate fair value because of the short maturity of these instruments (Level 1).
Notes receivable: The carrying amount approximates fair value because the interest rate charged by the Company on these notes approximates rates currently offered by local lending institutions for loans of similar terms to individuals/entities with comparable credit risk (Level 3).
Long-term debt: The carrying amount approximates fair value because the interest rate paid has a variable component (Level 2).
(12) Employee 401(k) Plan
The Company sponsors a defined-contribution 401(k) profit sharing plan. Under the plan, employees who are 18 years of age and have completed 90 days of service are eligible to make voluntary contributions to the plan. The Company matches 50% of each employee's contribution up to 3% of the employee's salary. Total compensation expense related to these contributions was $0.5 million, $0.5 million, and $0.4 million for the years ended April 30, 2015, 2014, and 2013, respectively.
(13) Income Taxes
The Company computes its expense or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
Congress extended the federal research and development (“R&D”) credit through December 31, 2014; this included a reinstatement of the R&D credit retroactive to January 1, 2014. During the three months ended January 31, 2015, we recorded a discrete tax benefit of approximately $0.2 million for the retroactive effect. Due to the expiration of the credit on December 31, 2014, we reduced the projected tax benefit of the fiscal 2015 credit by $0.1 million, which represents a third of our fiscal year projected credit. Should the credit again be extended retroactively, we will record the benefit in the quarter of enactment.
Interest incurred from income taxes is recognized as incurred and recorded as income tax expense on the consolidated statements of income. Penalties are recognized as incurred and recorded as nondeductible penalties expense and included in general and administrative expense on the consolidated statements of income.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2015 and 2014

Total income taxes were calculated for the years ended April 30, 2015, 2014, and 2013 as follows.

	2015	2014	2013
	(In thousands)
Income tax expense	$4,811	$13,654	$11,170
Tax benefit of stock option exercises	(4,803)	(283)	(271)
Interest rate swap agreements	—	—	257
Unrealized appreciation on available-for-sale securities	—	(252)	252
Total income taxes	$8	$13,119	$11,408
Components of income tax expense for the years ended April 30, 2015, 2014, and 2013 were as follows.

	2015	2014	2013
	(In thousands)
Current:
Federal	$5,973	$8,632	$5,368
State	2,157	2,036	1,254
Foreign	226	381	429
Current tax expense	8,356	11,049	7,051
Deferred:
Federal	(2,629)	2,192	3,365
State	(950)	517	787
Foreign	34	(104)	(33)
Deferred tax expense (benefit)	(3,545)	2,605	4,119
Total income tax expense	$4,811	$13,654	$11,170
For the years ended April 30, 2015, 2014, and 2013, income before taxes consisted of the following.

	2015	2014	2013
	(In thousands)
U.S. operations	$12,459	$34,746	$27,434
Foreign operations	1,042	890	1,363
Income before income taxes	$13,501	$35,636	$28,797
Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations as a result of the following for the years ended April 30, 2015, 2014, and 2013.

	2015	2014	2013
	(In thousands)
Computed "expected" income tax expense	$4,725	$12,473	$10,079
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	1,034	1,819	1,455
Nondeductible expenses	308	143	171
Tax credits	(251)	(555)	(545)
Domestic production deduction	(466)	(40)	(155)
Stock compensation expense	(378)	78	255
Other	(161)	(264)	(90)
Total income tax expense	$4,811	$13,654	$11,170

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2015 and 2014

The tax effect of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant portions of deferred tax assets and liabilities at April 30, 2015 and 2014 are as follows:

	2015	2014
	(In thousands)
Deferred tax assets:
Unexercised nonqualified stock options	$1,954	$2,259
Allowance for doubtful accounts	3,124	3,733
Deferred revenue	4,096	3,914
Other	3,209	80
Total deferred tax assets	12,383	9,986
Deferred tax liabilities:
Property, equipment, software, and other intangible assets	7,247	8,426
Prepaid expenses	578	547
Total deferred tax liabilities	7,825	8,973
Net deferred tax asset	$4,558	$1,013
In assessing the realizability of the gross deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the benefits of these deductible differences will be realized.
The Company has adopted the accounting and disclosure requirements for uncertain tax positions, which require a two-step approach to evaluate tax positions. This approach involves recognizing any tax positions that are more likely than not to occur and then measuring those positions to determine the amounts to be recognized in the financial statements. The Company has determined no reserves for uncertain tax positions were required at April 30, 2015 or 2014.
Foreign subsidiary net earnings that were considered permanently reinvested were $0.8 million, $0.6 million, and $1.0 million for the fiscal years ended April 30, 2015, 2014, and 2013, respectively. Because these foreign subsidiary net earnings are considered permanently reinvested, the amount of deferred tax liability that would need to be provided if these earnings were not reinvested is not reasonably determinable.
At April 30, 2015, the tax years that remain subject to examination by the Internal Revenue Service and other major taxing jurisdictions relate to the fiscal years ended April 30, 2014, 2013, and 2012.
(14) Related-Party Transactions
The Company considers directors and their affiliated companies as well as executive officers and their immediate family to be related parties. For the years ended April 30, 2015, 2014, and 2013, the Company repurchased common stock from related parties as follows.

	2015	2014	2013
	(In thousands)
Common stock:
Shares repurchased	1,007	316	191
Amount	$26,954	$7,449	$3,010
The Company has entered into a multi-year contract to purchase a license for the use of Canadian tax software at a price of $0.7 million from a company in which it has an investment accounted for under the equity method. One of the members of the Company's Board of Directors is affiliated with the company providing this service.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2015 and 2014

The Company is party to an agreement to purchase the right to distribute cloud and mobile accounting solutions to its franchisees. Payment of $0.3 million was made for this service during fiscal 2015.
(15) Commitments and Contingencies
In the ordinary course of operations, the Company may become a party to legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on the Company's business, financial condition, cash flows, or results of operations except as provided below.
ERC class action litigation. The Company was sued in November 2011 in federal courts in Arkansas, California, Florida, and Illinois, and additional lawsuits were filed in federal courts in January 2012 in Maryland and North Carolina, in February 2012 in Wisconsin, and in May 2012 in New York and Minnesota. In April 2012, a motion to consolidate all of the then-pending cases before a single judge in federal court in the Northern District of Illinois was granted, and in June 2012, the plaintiffs filed a new complaint in the consolidated action. The consolidated complaint alleges that the Company's refund transfer products formerly called electronic refund checks ("ERC") represent a form of refund anticipation loan ("RAL") because the taxpayer is "loaned" the tax preparation fee, and that the refund transfer product is, therefore, subject to federal truth-in-lending disclosure and state law requirements regulating RALs. The plaintiffs also allege disclosure violations related to the ERC fees paid by RAL customers. The plaintiffs, therefore, claim violations of state-specific RAL and other consumer statutes. The lawsuit purports to be a class action, and the plaintiffs allege potential damages in excess of $5.0 million. The Company appealed to the United States Court of Appeals for the Seventh Circuit a ruling that certain of the plaintiffs’ claims were not subject to arbitration. Following mediation, the parties entered into a settlement agreement in June 2015 pursuant to which the Company will establish a settlement fund of $5.3 million, inclusive of settlement administration costs and plaintiffs’ counsel fees. The parties are in the process of arranging for the remand of the case to the trial court, which must approve the settlement. The Company has preserved potential claims against a financial product partner that was responsible for the design of a portion of our ERC programs in the years at issue in the cases. The Company has also accrued the proposed settlement amount.
TCPA class action litigation. The Company was sued in September 2013 in federal court in Illinois in connection with alleged violations of the Telephone Consumer Protection Act. Plaintiff alleges that the Company inappropriately made auto dialed telephone calls to cellular telephones, seeks the certification of a nationwide class action, and claims statutory damages of $500-$1,500 per violation. The Company tendered the defense of this litigation to a third party entity that had contracted with the Company to solicit potential franchisees, and that third party entity acknowledged its defense and indemnification obligations to the Company. However, because the third party did not have the financial resources to satisfy its defense and indemnity obligations, the Company concluded that it could not rely upon the fulfillment of those obligations. In September 2014, the Company and the plaintiffs reached a tentative settlement of this litigation pursuant to which the Company will establish a settlement fund of $3.0 million, inclusive of settlement administration costs and plaintiffs’ counsel fees. This settlement has received the preliminary approval of the court, but remains subject to other conditions typical in a class action. The Company has accrued the proposed settlement amount.
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

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2015 and 2014

(16) Quarterly Financial Data (Unaudited)

	Three Months Ended
	April 30, 2015	January 31, 2015	October 31, 2014	July 31, 2014
	(In thousands, except per share amounts)
Revenue	$98,919	$47,680	$7,734	$7,839
Impairment of online software and acquired customer lists	8,392	—	—	—
Tentative settlements of class action litigation cases, net of estimated recoveries	1,421	4,066	2,130	—
Net income (loss)	$26,743	$1,919	$(11,328)	$(8,644)
Weighted-average basic shares outstanding	12,728,341	12,679,286	12,680,306	12,867,273
Weighted-average dilutive shares outstanding	14,155,818	14,227,163	12,680,306	12,867,273
Net income (loss) per share of Class A and Class B common stock:
Basic	$1.95	$0.14	$(0.89)	$(0.67)
Diluted	$1.89	$0.13	$(0.89)	$(0.67)

	Three Months Ended
	April 30, 2014	January 31, 2014	October 31, 2013	July 31, 2013
	(In thousands, except per share amounts)
Revenue	$103,574	$40,740	$7,317	$8,065
Gain on sale of available-for-sale securities	—	1,995	188	—
Net income (loss)	$32,331	$4,056	$(8,478)	$(5,927)
Weighted-average basic shares outstanding	13,154,238	12,991,857	12,926,060	12,895,286
Weighted-average dilutive shares outstanding	14,853,416	14,654,666	12,926,060	12,895,286
Net income (loss) per share of Class A and Class B common stock:
Basic	$2.28	$0.29	$(0.66)	$(0.46)
Diluted	$2.18	$0.28	$(0.66)	$(0.46)
Because most of the Company's customers file their tax returns during the period from January through April of each year, most of the Company's revenues are earned during this period. As a result, the Company generally operates at a loss through the first eight months of the fiscal year.
(17) Subsequent Events
On June 17, 2015, the Company's Board of Directors approved a cash dividend of $0.16 per share payable on July 22, 2015 to holders of record of common stock and common stock equivalents on July 15, 2015.