Form 10-Q
period 2015-07-31
Liberty Tax, Inc.
filed 2015-09-03
CIK 1528930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2015

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

The number of shares outstanding of the registrant’s Class A common stock as of August 26, 2015 was 11,878,347 shares.

The number of shares outstanding of the registrant's Class B common stock as of August 26, 2015 was 900,000 shares.

LIBERTY TAX, INC.

Form 10-Q for the Period Ended July 31, 2015

PART I

ITEM 1
FINANCIAL STATEMENTS

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
July 31, 2015, April 30, 2015 and July 31, 2014
(In thousands, except share data)

	July 31, 2015	April 30, 2015	July 31, 2014
Assets	(unaudited)		(unaudited)
Current assets:
Cash and cash equivalents	$4,418	$21,387	$8,649
Receivables:
Accounts receivable	33,460	46,121	30,737
Notes receivable - current	35,214	24,465	32,861
Interest receivable, net of uncollectible amounts	1,934	1,033	1,394
Allowance for doubtful accounts - current	(6,208)	(5,692)	(5,684)
Total current receivables, net	64,400	65,927	59,308
Assets held for sale	6,357	5,160	5,425
Income taxes receivable	7,901	—	10,946
Deferred income tax asset	6,773	6,921	3,636
Other current assets	2,552	6,470	3,058
Total current assets	92,401	105,865	91,022
Property, equipment, and software, net of accumulated depreciation of $17,665, $18,951 and $23,763, respectively	37,937	36,232	38,866
Notes receivable, non-current	23,079	22,416	16,996
Allowance for doubtful accounts, non-current	(1,933)	(1,663)	(1,421)
Total notes receivables, non-current, net	21,146	20,753	15,575
Goodwill	3,283	3,377	3,009
Other intangible assets, net	13,339	14,672	12,786
Other assets	3,220	3,247	2,207
Total assets	$171,326	$184,146	$163,465
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$1,958	$3,934	$3,042
Accounts payable and accrued expenses	16,819	17,321	8,963
Due to area developers ("ADs")	9,403	24,340	9,207
Income taxes payable	187	2,147	—
Deferred revenue - current	5,585	6,076	6,796
Total current liabilities	33,952	53,818	28,008
Long-term debt, excluding current installments	20,858	21,463	21,103
Revolving credit facility	16,556	—	13,822
Deferred revenue - non-current	8,964	7,640	8,097
Deferred income tax liability	3,673	2,363	4,657
Total liabilities	84,003	85,284	75,687
Commitments and contingencies
Stockholders’ equity:
Special voting preferred stock, $0.01 par value per share, 10 shares authorized, issued and outstanding	—	—	—
Class A common stock, $0.01 par value per share, 21,200,000 shares authorized, 11,876,581, 11,905,156 and 11,812,069 shares issued and outstanding, respectively	119	119	118
Class B common stock, $0.01 par value per share, 1,000,000 shares authorized, 900,000 shares issued and outstanding	9	9	9
Exchangeable shares, $0.01 par value, 1,000,000 shares issued and outstanding	10	10	10
Additional paid-in capital	4,049	4,082	6,590
Accumulated other comprehensive income (loss), net of taxes	(1,455)	(697)	184
Retained earnings	84,591	95,339	80,867
Total stockholders’ equity	87,323	98,862	87,778
Total liabilities and stockholders’ equity	$171,326	$184,146	$163,465

See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Three Months Ended July 31, 2015 and 2014 (unaudited)
(In thousands, except per share data)

	Three Months Ended July 31,
	2015	2014
Revenue:
Franchise fees	$608	$704
AD fees	1,604	1,825
Royalties and advertising fees	1,745	1,694
Financial products	308	457
Interest income	2,006	2,194
Tax preparation fees, net of discounts	623	515
Other revenue	629	450
Total revenue	7,523	7,839
Operating expenses:
Employee compensation and benefits	8,633	8,415
Selling, general, and administrative expenses	7,759	7,525
AD expense	726	741
Advertising expense	2,609	2,882
Depreciation, amortization, and impairment charges	1,670	2,299
Total operating expenses	21,397	21,862
Loss from operations	(13,874)	(14,023)
Other expense:
Foreign currency transaction loss	(25)	(1)
Interest expense	(401)	(301)
Loss before income taxes	(14,300)	(14,325)
Income tax benefit	(5,764)	(5,681)
Net loss	$(8,536)	$(8,644)
Net loss per share of Class A and Class B common stock:
Basic and diluted	$(0.67)	$(0.67)

Weighted-average shares outstanding basic and diluted	12,811,621	12,867,273

Dividends declared per share of common stock and common stock equivalents	$0.16	$—

See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
Three Months Ended July 31, 2015 and 2014 (unaudited)
(In thousands)

	Three Months Ended July 31,
	2015	2014
Net loss	$(8,536)	$(8,644)
Foreign currency translation adjustment	(758)	118
Comprehensive loss	$(9,294)	$(8,526)

 See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three months ended July 31, 2015 and 2014 (unaudited)
(In thousands)

	2015	2014
Cash flows from operating activities:
Net loss	$(8,536)	$(8,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	1,701	1,456
Depreciation, amortization, and impairment charges	1,670	2,299
Stock-based compensation expense	465	687
Gain on bargain purchases and sales of Company-owned offices	(117)	(95)
Deferred tax expense	1,458	2,034
Changes in accrued income taxes	(9,860)	(20,622)
Changes in other assets and liabilities	(2,241)	142
Net cash used in operating activities	(15,460)	(22,743)
Cash flows from investing activities:
Issuance of operating loans to franchisees	(12,333)	(8,505)
Payments received on operating loans to franchisees	654	1,325
Purchases of AD rights and Company-owned offices	(336)	(128)
Proceeds from sale of Company-owned offices and AD rights	2,239	643
Purchases of property, equipment and software	(2,686)	(2,814)
Net cash used in investing activities	(12,462)	(9,479)
Cash flows from financing activities:
Proceeds from the exercise of stock options	279	4,543
Repurchase of common stock	(1,272)	(22,620)
Dividends paid	(2,212)	—
Repayment of amounts due to former ADs	(2,318)	(3,840)
Repayment of other long-term debt	(282)	(641)
Borrowings under revolving credit facility	16,556	13,849
Repayments under revolving credit facility	—	(27)
Tax benefit of stock option exercises	495	3,509
Net cash provided by (used in) financing activities	11,246	(5,227)
Effect of exchange rate changes on cash, net	(293)	18
Net decrease in cash and cash equivalents	(16,969)	(37,431)
Cash and cash equivalents at beginning of period	21,387	46,080
Cash and cash equivalents at end of period	$4,418	$8,649

  See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three months ended July 31, 2015 and 2014 (unaudited)
(In thousands)

	2015	2014
Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest of $66 and $40, respectively	$251	$231
Cash paid for taxes, net of refunds	2,144	9,398
Accrued capitalized software costs included in accounts payable	281	267
During the three months ended July 31, 2015 and 2014, the Company acquired certain assets from franchisees and ADs as follows:
Fair value of assets purchased	$2,134	$1,968
Receivables applied, net of amounts due ADs and related deferred revenue	(1,731)	(1,714)
Bargain purchase gains	(24)	(9)
Notes and accounts payable issued	(43)	(117)
Cash paid to franchisees and ADs	$336	$128
During the three months ended July 31, 2015 and 2014, the Company sold certain assets to franchisees and ADs as follows:
Book value of assets sold	$1,683	$1,773
Gain on sale-revenue deferred	1,679	314
Loss on sale - loss recognized	(28)	—
Notes received	(1,095)	(1,444)
Cash received from franchisees and ADs	$2,239	$643

See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 31, 2015 and 2014 (Unaudited)

(1) Organization and Significant Accounting Policies

Description of Business

Liberty Tax, Inc. (the "Company"), a Delaware corporation, is a holding company engaged through its subsidiaries as a franchisor and, to a lesser degree, an operator of a system of income tax preparation offices located in the United States and Canada. The Company's principal operations are conducted through JTH Tax, Inc. (d/b/a Liberty Tax Service), the Company's largest subsidiary. Through this system of income tax preparation offices, the Company also facilitates refund-based tax settlement financial products, such as refund transfer products in the United States and personal income tax refund discounting in Canada. The Company also offers online tax preparation services. Effective July 15, 2014, the Company changed its name from JTH Holding, Inc. to Liberty Tax, Inc.

The Company provides a substantial amount of lending to its franchisees and ADs. The Company allows franchisees and ADs to defer a portion of the franchise fee and AD fee, which are paid over time. The Company also offers its franchisees working capital loans to fund their operations between tax seasons.

The Company’s operating revenues are seasonal in nature, with peak revenues occurring in the months of January through April.  Therefore, results for interim periods are not indicative of results to be expected for the full year.

Unless the context requires otherwise, the terms "Liberty Tax," "Liberty Tax Service," "we," "the Company," "us," and "our" refer to Liberty Tax, Inc. and its consolidated subsidiaries.

Basis of Presentation

The condensed consolidated financial statements include the accounts of Liberty Tax, Inc. and its wholly-owned subsidiaries. Assets and liabilities of the Company's Canadian operations have been translated into U.S. dollars using the exchange rate in effect at the end of the period. Revenues and expenses have been translated using the average exchange rates in effect each month of the period. Foreign exchange transaction gains and losses are recognized when incurred. The Company consolidates any entities in which it has a controlling interest, the usual condition of which is ownership of a majority voting interest. The Company also considers for consolidation an entity in which the Company has certain interests where a controlling financial interest may be achieved through arrangements that do not involve voting interests. Such an entity, known as a variable interest entity ("VIE"), is required to be consolidated by its primary beneficiary. The Company does not possess any ownership interests in franchisee entities; however, the Company may provide financial support to franchisee entities. Because the Company's franchise arrangements provide franchisee entities the power to direct the activities that most significantly impact their economic performance, the Company does not consider itself the primary beneficiary of any such entity that might be a VIE. Based on the results of management's analysis of potential VIEs, the Company has not consolidated any franchisee entities. The Company's maximum exposure to loss resulting from involvement with potential VIEs is attributable to accounts and notes receivables and future lease payments due from franchisees. When the Company does not have a controlling interest in an entity but exerts significant influence over the entity, the Company applies the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information.  The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures only required in annual financial statements.  Consolidated balance sheet data as of April 30, 2015 was derived from the Company’s April 30, 2015 Annual Report on Form 10-K filed on July 1, 2015.

In the opinion of management, all adjustments necessary for a fair presentation of such financial statements in accordance with GAAP have been recorded.  These adjustments consisted only of normal recurring items.  The accompanying consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in its April 30, 2015 Annual Report on Form 10-K filed on July 1, 2015.

Office Count

The Company will report this information for the quarter ended January 31, 2016 once all offices have been opened.

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
Accounting Pronouncements
There have been no significant changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2015 as filed on July 1, 2015.

Foreign Operations

Canadian operations contributed $1.0 million and $0.8 million in revenues for the three months ended July 31, 2015 and 2014, respectively.

(2) Accounts and Notes Receivable

The Company provides financing to franchisees and ADs for the purchase of franchises, areas, Company-owned offices, and operating loans for working capital and equipment needs. The franchise-related notes generally are payable over five years and the operating loans generally are due within one year. Most notes bear interest at 12%.

Notes and interest receivable, net of unrecognized revenue, as of July 31, 2015, April 30, 2015 and July 31, 2014 are presented in the consolidated balance sheets as follows:

	July 31, 2015	April 30, 2015	July 31, 2014
	(In thousands)
Notes receivable - current	$35,214	$24,465	$32,861
Notes receivable - non-current	23,079	22,416	16,996
Interest, net of uncollectible amounts	1,934	1,033	1,394
Total notes and interest receivable, net	$60,227	$47,914	$51,251

Most of the notes receivable are due from the Company's franchisees and ADs and are collateralized by the underlying franchise and, when the franchise or AD is an entity, are guaranteed by the owners of the respective entity. The debtors' ability to repay the notes is dependent upon both the performance of the tax preparation industry as a whole and the individual franchisees' or ADs' areas.
Accounts and notes receivable include royalties billed that relate to territories operated by franchisees located in AD territories and a portion of those accounts and notes are payable to the AD. The Company has recorded amounts payable to ADs for their share of these receivables of $9.4 million, $24.3 million, and $9.2 million at July 31, 2015, April 30, 2015 and July 31, 2014, respectively.
Unrecognized revenue relates to the financed portion of franchise fees and AD fees and, in the case of sales of Company-owned offices, the financed portion of gains related to these sales in each case where revenue has not yet been recognized. For franchise fees and gains related to the sale of Company-owned offices, revenue is recognized as note payments are received by the Company. Payments received on AD fee notes receivable generate a corresponding increase in deferred revenue, which is amortized into revenue over the life of the AD contract, historically ten years. The Company recently changed the term of new and renewal AD contracts to six years from ten years and the revenue for these contracts will be recognized over that period, subject to the receipt of cash. Unrecognized revenue was $38.7 million, $38.6 million and $39.1 million at July 31, 2015, April 30, 2015 and July 31, 2014, respectively.
At July 31, 2015, the Company had unfunded lending commitments for working capital loans to franchisees and area developers of $23.7 million.

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
Activity in the allowance for doubtful accounts for the three months ended July 31, 2015 and 2014 was as follows:

	Three Months Ended
	2015	2014
	(In thousands)
Balance at beginning of period	$7,355	$6,850
Provision for doubtful accounts	1,701	1,456
Write-offs	(829)	(1,212)
Foreign currency adjustment	(86)	11
Balance at end of period	$8,141	$7,105

Management considers specific accounts and notes receivable to be impaired if the net amounts due exceed the fair value of the underlying franchise at the time of the annual valuation performed as of April 30 of each year, and estimates an allowance for doubtful accounts based on that excess. While not specifically identifiable as of the balance sheet date, the Company's experience also indicates that a portion of other accounts and notes receivable are also impaired, because management does not expect to collect all principal and interest due under the current contractual terms. Net amounts due include contractually obligated accounts and notes receivable plus accrued interest, reduced by unrecognized revenue, the allowance for uncollected interest, amounts due ADs, and amounts owed to the franchisee by the Company. In establishing the fair value of the underlying franchise, management considers recent sales between franchisees, net fees of open offices earned during the most recently completed tax season, and the number of unopened offices.

The allowance for doubtful accounts at July 31, 2015, April 30, 2015 and July 31, 2014, was allocated as follows:

	July 31, 2015	April 30, 2015	July 31, 2014
	(In thousands)
Impaired:
Notes and interest receivable, net of unrecognized revenue	$10,633	$10,921	$7,064
Accounts receivable	6,699	7,634	4,578
Less amounts due to ADs and franchisees	(1,304)	(1,535)	(819)
Amounts receivable less amounts due to ADs and franchisees	$16,028	$17,020	$10,823

Allowance for doubtful accounts for impaired notes and accounts receivable	$6,616	$6,594	$5,425

Non-impaired:
Notes and interest receivable,net of unrecognized revenue	$49,594	$36,993	$44,187
Accounts receivable	26,761	38,487	26,159
Less amounts due to ADs and franchisees	(8,795)	(25,150)	(9,244)
Amounts receivable less amounts due to ADs and franchisees	$67,560	$50,330	$61,102

Allowance for doubtful accounts for non-impaired notes and accounts receivable	$1,525	$761	$1,680

Total:
Notes and interest receivable, net of unrecognized revenue	$60,227	$47,914	$51,251
Accounts receivable	33,460	46,121	30,737
Less amounts due to ADs and franchisees	(10,099)	(26,685)	(10,063)
Amounts receivable less amounts due to ADs and franchisees	$83,588	$67,350	$71,925

Total allowance for doubtful accounts	$8,141	$7,355	$7,105

The Company’s average investment in impaired notes receivable during the three months ended July 31, 2015 and 2014 was $10.8 million and $7.8 million, respectively.

Analysis of Past Due Receivables
The breakdown of accounts and notes receivable past due at July 31, 2015 was as follows:

	Past due	Allowance for uncollectible interest	Current	Total receivables
	(In thousands)
Accounts receivable	$32,315	$(1,134)	$2,279	$33,460
Notes and interest receivable, net of unrecognized revenue	9,713	(1,242)	51,756	60,227
Total accounts, notes and interest receivable	$42,028	$(2,376)	$54,035	$93,687

Accounts receivable are considered to be past due if unpaid 30 days after billing and notes receivable are considered past due if unpaid after 90 days after the due date, at which time the notes are put on nonaccrual status. The Company’s investment in notes receivable on nonaccrual status was $8.5 million, $9.3 million,and $8.4 million at July 31, 2015, April 30, 2015, and July 31, 2014, respectively. Payments received on notes in nonaccrual status are applied to interest income first until the note is current and then to the principal note balance. Nonaccrual notes that are paid current and expected to remain current are moved back into accrual status during the next annual review.

(3) Goodwill and Intangible Assets
Changes in the carrying amount of goodwill for the three months ended July 31, 2015 and 2014 were as follows:

	July 31, 2015	July 31, 2014
	(In thousands)
Balance at beginning of period	$3,377	$2,997
Acquisitions of assets from franchisees	—	—
Disposals and foreign currency changes, net	(94)	12
Impairments	—	—
Balance at end of period	$3,283	$3,009
Components of intangible assets were as follows as of July 31, 2015, April 30, 2015 and July 31, 2014:

	July 31, 2015
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Amortizable intangible assets:
Customer lists acquired from unrelated third parties	4 years	$1,027	$(85)	$942
Assets acquired from franchisees:
Customer lists	4 years	707	(513)	194
Reacquired rights	2 years	518	(438)	80
AD rights	10 years	16,505	(4,382)	12,123
Total intangible assets		$18,757	$(5,418)	$13,339

	April 30, 2015
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Amortizable intangible assets:
Customer lists acquired from unrelated third parties	4 years	$1,027	$—	$1,027
Assets acquired from franchisees:
Customer lists	4 years	759	(441)	318
Reacquired rights	2 years	559	(473)	86
AD rights	10 years	17,345	(4,104)	13,241
Total intangible assets		$19,690	$(5,018)	$14,672

	July 31, 2014
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Amortizable intangible assets:
Customer lists acquired from unrelated third parties	6 years	$4,816	$(1,356)	$3,460
Assets acquired from franchisees:
Customer lists	4 years	677	(442)	235
Reacquired rights	2 years	601	(392)	209
AD rights	10 years	12,419	(3,537)	8,882
Total intangible assets		$18,513	$(5,727)	$12,786
During the three months ended July 31, 2015, the Company acquired the assets of various Canadian franchisees for $10 thousand.  During the three months ended July 31, 2014, the Company acquired the assets of U.S. and Canadian franchisees for $235 thousand. These acquisitions were accounted for as business combinations, with all value allocated to intangible assets. The purchase price of assets acquired from franchisees during the three months ended July 31, 2015 and 2014 was allocated as follows:

	Three Months Ended July 31,
	2015	2014
	(In thousands)
Customer lists and reacquired rights	$10	$235
Goodwill	—	—
Total	$10	$235

(4) Assets Held For Sale
At the end of the first quarter of fiscal 2016 and 2015, assets acquired from U.S. franchisees were classified as assets held for sale. During the three months ended July 31, 2015 the Company acquired $2.0 million in assets from U.S. franchisees that were first accounted for as business combinations, with the value allocated to customer lists and reacquired rights of $0.9 million and goodwill of $1.1 million prior to being recorded as assets held for sale. During the three months ended July 31, 2014, the Company acquired $1.7 million in assets from U.S. franchisees and third parties that were first accounted for as business combinations, with the value allocated to customer lists and reacquired rights of $0.9 million and goodwill of $0.8 million prior to being recorded as assets held for sale. The acquired businesses are operated as Company-owned offices until a buyer is located and a new franchise agreement is entered into.

Changes in the carrying amount of assets held for sale for the three months ended July 31, 2015 and 2014 were as follows:

	Three Months Ended July 31,
	2015	2014
	(In thousands)
Balance at beginning of period	$5,160	$4,413
Reacquired	2,001	1,682
Dispositions	(804)	(670)
Balance at end of period	$6,357	$5,425

(5) Debt

In October 2014, the Company amended its credit facility. The amended credit facility consists of a $21.2 million term loan and a revolving credit facility that currently allows borrowing of up to $203.8 million with an accordion feature that permits the Company to request an increase in availability of up to an additional $50.0 million. Outstanding borrowings accrue interest which is paid monthly at a rate of the one-month London Interbank Offered Rate ("LIBOR") plus a margin ranging from 1.50% to 2.25% depending on the Company’s leverage ratio. At July 31, 2015 and 2014, the interest rate was 1.81% and 1.78%, respectively and the average interest rate paid during the three months ended July 31, 2015 and 2014 was 1.81% and 1.78%, respectively. The indebtedness is collateralized by substantially all the assets of the Company and both loans mature on April 30, 2019 (except as to the commitments of one lender under the revolving credit facility, which mature on September 30, 2017).  The credit facility contains certain financial covenants that the Company must meet, including leverage and fixed-charge coverage ratios as well as minimum net worth requirements. In addition, the Company must reduce the outstanding balance under its revolving loan to zero for a period of at least 45 consecutive days each fiscal year. The Company was in compliance with the financial covenants at July 31, 2015.
Debt at July 31, 2015, April 30, 2015, and July 31, 2014 consisted of the following:

	July 31, 2015	April 30, 2015	July 31, 2014
	(In thousands)
Credit Facility:
Revolver	$16,556	$—	$13,822
Term loan	20,187	20,453	21,250
	36,743	20,453	35,072
Amounts due to former ADs and mortgages	2,629	4,944	2,895
	39,372	25,397	37,967
Less: current portion	(1,958)	(3,934)	(3,042)
Long-term debt	$37,414	$21,463	$34,925

(6) Income Taxes

The Company computes its provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.

(7) Stockholders’ Equity

Stockholders' Equity Activity
During the three months ended July 31, 2015 and 2014, activity in stockholders’ equity was as follows:

	Three Months Ended July 31,
	2015	2014
	(in thousands, except for share amounts)
Class A common shares issued from the exercise of stock options	17,710	283,115
Class A common shares issued from the vesting of restricted stock and as Board of Directors compensation	5,324	—
Proceeds from exercise of stock options	$279	$4,543
Stock-based compensation expense	$465	$687
Class A common shares repurchased	51,609	881,172
Payments for repurchased shares	$1,272	$22,620
Tax benefit of stock option exercises	$495	$3,509
Dividends paid	$2,212	$—

Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consists of foreign currency adjustments of $(1.5) million, $(0.7) million and $0.2 million at July 31, 2015, April 30, 2015 and July 31, 2014, respectively.

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
The computation of basic and diluted net loss per share for the three months ended July 31, 2015 and 2014 is as follows:

	Three Months Ended July 31, 2015
	Class A	Class B
	Common Stock	Common Stock
	(in thousands, except for share and per share amounts)
Basic and diluted net loss per share:
Numerator
Allocation of undistributed losses	$(7,936)	$(600)
Denominator
Weighted-average common shares outstanding	11,911,621	900,000

Basic and diluted net loss per share	$(0.67)	$(0.67)

	Three Months Ended July 31, 2014
	Class A	Class B
	Common Stock	Common Stock
	(in thousands, except for share and per share amounts)
Basic and diluted net loss per share:
Numerator
Allocation of undistributed losses	$(8,039)	$(605)
Denominator
Weighted-average common shares outstanding	11,967,273	900,000

Basic and diluted net loss per share	$(0.67)	$(0.67)

As a result of the net losses for the periods, diluted net loss per share excludes the impact of shares of potential common stock from the exercise of options to purchase 983,768 and 1,238,655 shares for the three months ended July 31, 2015 and 2014, respectively, because the effect would be antidilutive.

(8) Stock Compensation Plans

Stock Options

In August 2011, the Board of Directors approved an equity and cash incentive plan. Employees and outside directors are eligible to receive awards and a total of 2,500,000 shares of Class A common stock were authorized for grant under the plan. At July 31, 2015, 1,584,129 shares of Class A common stock remain available for grant. There were no options granted during the three months ended July 31, 2015.
Stock option activity during the three months ended July 31, 2015 was as follows:

	Number of options	Weighted average exercise price
Balance at beginning of period	1,343,559	$19.28
Granted	—	—
Exercised	(17,710)	15.73
Expired or forfeited	(123,490)	22.61
Balance at end of period	1,202,359	18.99

Intrinsic value is defined as the market value of the stock less the cost to exercise. The total intrinsic value of options exercised during the three months ended July 31, 2015 was $0.1 million. The total intrinsic value of stock options outstanding at July 31, 2015 was $9.5 million. Stock options vest from six months to five years from the date of grant and expire from four to five years after the vesting date.
Nonvested stock options (options that had not vested in the period reported) activity during the three months ended July 31, 2015 was as follows:

	Nonvested options	Weighted average exercise price
Balance at beginning of period	385,416	$27.56
Granted	—	—
Vested	(25,000)	33.79
Forfeited	(50,000)	33.79
Balance at end of period	310,416	26.06

At July 31, 2015, unrecognized compensation costs related to nonvested stock options were $2.0 million. These costs are expected to be recognized through fiscal 2021.
The following table summarizes information about stock options outstanding and exercisable at July 31, 2015:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of shares outstanding	Weighted average exercise price	Weighted average remaining contractual life (in years)	Number of options exercisable	Weighted average exercise price

$10.50	$12,500	$10.50	0.7	12,500	$10.50
15.00	621,207	15.00	2.2	621,207	15.00
16.38 - 19.75	273,236	17.91	4.3	198,236	17.85
26.18 - 29.48	205,000	26.66	6.4	35,000	26.18
33.38 - 33.79	90,416	33.49	6.3	25,000	33.79
	1,202,359	18.99		891,943	16.54

Restricted Stock Units

There were no restricted stock units granted during the three months ended July 31, 2015. Restricted stock activity during the three months ended July 31, 2015 was as follows:

	Number of RSUs	Weighted average fair value at grant date
Balance at beginning of period	28,929	$30.63
Granted	—	—
Vested	(4,678)	17.95
Forfeited	(1,883)	29.51
Balance at end of period	22,368	33.38

At July 31, 2015, unrecognized compensation costs related to restricted stock units were $0.5 million. These costs are expected to be recognized through fiscal 2022.

(9) Fair Value of Financial Instruments

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

The Company measures or monitors certain of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for those assets and liabilities for which fair value is the primary basis of accounting. Other assets and liabilities are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The following tables present, at July 31, 2015, April 30, 2015 and July 31, 2014, for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis (in thousands):

	July 31, 2015
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Nonrecurring:
Impaired accounts and notes receivable	$13,728	$—	$—	$13,728
Total recurring and nonrecurring assets	$13,728	$—	$—	$13,728

	April 30, 2015
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Recurring:
Cash equivalents	$16,975	$16,975	$—	$—
Nonrecurring:
Impaired accounts and notes receivable	11,961	—	—	11,961
Impaired online software	1,253	—	—	1,253
Impaired acquired online customer lists	1,027	—	—	1,027
Impaired goodwill	224	—	—	224
Impaired reacquired rights	79	—	—	79
Impaired customer lists	126	—	—	126
Assets held for sale	5,160	—	—	5,160
Total nonrecurring assets	19,830	—	—	19,830
Total recurring and nonrecurring assets	$36,805	$16,975	$—	$19,830

	July 31, 2014
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Nonrecurring:
Impaired accounts and notes receivable	$6,217	$—	$—	$6,217
Total recurring and nonrecurring assets	$6,217	$—	$—	$6,217

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of level 1 or 2 requiring fair value measurements for each of the three months ended July 31, 2015 and 2014.

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

Impaired goodwill, reacquired rights, and customer lists: Goodwill, reacquired rights and customer lists associated with a Company-owned office are considered to be impaired if the net carrying amount exceeds the fair value of the underlying office. In establishing the fair value of the underlying office, consideration is given to the related net fees and marketplace transactions.

Assets held for sale: Assets held for sale are recorded at the lower of the carrying value or the sales price, less costs to sell, which approximates fair value. The sales price is calculated as a percentage of prior year net fees and marketplace transactions.

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

(10) Related Party Transactions
The Company considers directors and their affiliated companies as well as executive officers and members of their immediate family to be related parties. Although the Company did not have any stock transactions with related parties during the three months ended July 31, 2015, during the three months ended July 31, 2014 the Company repurchased 880,248 shares of stock for a value of $22.3 million from related parties.
The Company has entered into a multi-year contract to purchase a license for the use of Canadian tax software at a price of $0.7 million from a company in which it has an investment accounted for under the equity method. One of the members of the Company's Board of Directors is affiliated with the company providing this service.
The Company has entered into an agreement to purchase the right to distribute cloud and mobile accounting solutions to its franchisees. Payments of $250 thousand were paid for this service during fiscal 2015 and $32 thousand during the first quarter of 2016. One of the members of the Company's Board of Directors is affiliated with the company providing this service.

(11) Commitments and Contingencies

In the ordinary course of operations, the Company may become a party to legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on the Company's business, financial condition, cash flows, or results of operations except as provided below.
ERC class action litigation. The Company was sued in November 2011 in federal courts in Arkansas, California, Florida, and Illinois, and additional lawsuits were filed in federal courts in January 2012 in Maryland and North Carolina, in

February 2012 in Wisconsin, and in May 2012 in New York and Minnesota. In April 2012, a motion to consolidate all of the then-pending cases before a single judge in federal court in the Northern District of Illinois was granted, and in June 2012, the plaintiffs filed a new complaint in the consolidated action. The consolidated complaint alleges that the Company's refund transfer products formerly called electronic refund checks ("ERC") represent a form of refund anticipation loan ("RAL") because the taxpayer is "loaned" the tax preparation fee, and that the refund transfer product is, therefore, subject to federal truth-in-lending disclosure and state law requirements regulating RALs. The plaintiffs also allege disclosure violations related to the ERC fees paid by RAL customers. The plaintiffs, therefore, claim violations of state-specific RAL and other consumer statutes. The lawsuit purports to be a class action, and the plaintiffs allege potential damages in excess of $5.0 million. The Company appealed to the United States Court of Appeals for the Seventh Circuit a ruling that certain of the plaintiffs’ claims were not subject to arbitration. Following mediation, the parties entered into a settlement agreement in June 2015 pursuant to which the Company will establish a settlement fund of $5.3 million, inclusive of settlement administration costs and plaintiffs’ counsel fees. The parties are in the process of seeking the approval of the trial court, which must approve the settlement. The Company has preserved potential claims against a financial product partner that was responsible for the design of a portion of the ERC programs in the years at issue in the cases. The Company previously accrued the proposed settlement amount during fiscal 2015.
TCPA class action litigation. The Company was sued in September 2013 in federal court in Illinois in connection with alleged violations of the Telephone Consumer Protection Act. Plaintiff alleges that the Company inappropriately made auto dialed telephone calls to cellular telephones, seeks the certification of a nationwide class action, and claims statutory damages of $500-$1,500 per violation. The Company tendered the defense of this litigation to a third party entity that had contracted with us to solicit potential franchisees, and that third party entity acknowledged its defense and indemnification obligations to the Company. However, because the third party did not have the financial resources to satisfy its defense and indemnity obligations, the Company concluded that it could not rely upon the fulfillment of those obligations. In September 2014, the Company and the plaintiffs reached a tentative settlement of this litigation pursuant to which the Company will establish a settlement fund of $3.0 million, inclusive of settlement administration costs and plaintiffs’ counsel fees. This settlement has received the preliminary approval of the court and notices to class members have been sent, but the settlement remains subject to other conditions typical in a class action. The Company previously accrued the proposed settlement amount during fiscal 2015.
The Company is also party to claims and lawsuits that are considered to be ordinary, routine litigation incidental to the business, including claims and lawsuits concerning the preparation of customers' income tax returns, the fees charged to customers for various products and services, relationships with franchisees, intellectual property disputes, employment matters, and contract disputes. Although the Company cannot provide assurance that it will ultimately prevail in each instance, it believes the amount, if any, it will be required to pay in the discharge of liabilities or settlements in these claims will not have a material adverse impact on it's consolidated results of operations or financial position.

(12) Subsequent Event

On August 27, 2015, the Board of Directors approved a quarterly cash dividend to shareholders of $0.16 per share payable on October 22, 2015 to holders of record of common stock and common stock equivalents on October 15, 2015.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements concerning our business, operations, financial performance, and condition as well as our plans, objectives, and expectations for our business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, projections about our business and the industry in which we operate, and our management’s beliefs and assumptions. They are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. Factors that may cause such differences include, but are not limited to, the risks described under “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015 and risks described in all other filings with the Securities and Exchange Commission, including:

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

•	competition in the tax preparation market;

•	the effect of federal and state legislation that affects the demand for paid tax preparation, such as the Affordable Care Act and potential immigration reform;

•	our reliance on technology systems, including the deployment of our internally developed LibPro software and electronic communications;

•	our ability to deploy our internally developed LibPro software in a timely manner and with all the features our customers require;

•	the impact of any acquisitions or dispositions, including our ability to integrate acquisitions and capitalize on their anticipated synergies; and

•	other factors, including the risk factors discussed in this quarterly report.

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

Overview

We are one of the leading providers of tax preparation services in the United States and Canada. As measured by both the number of returns prepared and the number of retail offices, we believe we are the second largest retail preparer of individual tax returns in the United States and the second largest retail preparer of individual tax returns in Canada. Our tax preparation services and related tax settlement products are offered primarily through franchised locations, although we operate a limited number of Company-owned offices each tax season. All of the offices are operated under the Liberty Tax Service and SiempreTax+ brands.

From 2001 through 2015, we grew our number of tax offices from 508 to 4,328. See Note 1 "Description of Business and Summary of Significant Accounting Policies" in the notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015 for detail of the U.S. office activity and the number of Canadian and Company-owned offices for the years ended April 30, 2015, 2014, and 2013.

Our revenue primarily consists of the following components:

•
Franchise Fees: Our standard franchise fee per territory is $40,000 and we offer our franchisees flexible structures and financing options for franchise fees. Franchise fee revenue is recognized when our obligations to prepare the franchisee for operation are substantially complete and as cash is received.

•
AD Fees: Our fees for AD areas vary based on our assessment of the revenue potential of each AD area and also depend on the performance of any existing franchisees within the AD area being sold. Our ADs generally receive 50% of franchise fees, royalties, and a portion of the interest income derived from territories located in their area. AD fees received are recognized as revenue on a straight-line basis over the initial contract term of each AD agreement, which had historically been ten years, with the cumulative amount of revenue recognized not to exceed the amount of cash received. We recently changed the term of new and renewal AD contracts to six years.

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

•
Tax Preparation Fees: We also earn tax preparation fees, net of discounts, directly from both the operation of Company-owned offices and providing tax preparation services through our online tax return products.

For purposes of this section and throughout this quarterly report, all references to “fiscal 2016” and “fiscal 2015” refer to our fiscal years ending April 30, 2016 and ended April 30, 2015, respectively, and corresponding references to fiscal quarters are references to quarters within those fiscal years. For purposes of this section and throughout this quarterly report, all references to “year” or “years” are the respective fiscal year or years ended April 30 unless otherwise noted in this quarterly report, and all references to “tax season” refer to the period between January 1 and April 30 of the referenced year.

Results of Operations
The table below shows results of operations for the three months ended July 31, 2015 and 2014.

	Three Months Ended July 31,
			Change
	2015	2014	$	%
	(dollars in thousands)
Total revenue	$7,523	$7,839	$(316)	(4)%
Loss from operations	(13,874)	(14,023)	149	(1)%
Net loss	(8,536)	(8,644)	108	(1)%
Revenue. The table below sets forth the components and changes in our revenue for the three months ended July 31, 2015 and 2014.

	Three Months Ended July 31,
			Change
	2015	2014	$	%
	(dollars in thousands)
Franchise fees	$608	$704	$(96)	(14)%
AD fees	1,604	1,825	(221)	(12)%
Royalties and advertising fees	1,745	1,694	51	3%
Financial products	308	457	(149)	(33)%
Interest income	2,006	2,194	(188)	(9)%
Tax preparation fees, net of discounts	623	515	108	21%
Other revenue	629	450	179	40%
Total revenue	$7,523	$7,839	$(316)	(4)%

Total revenue decreased by $0.3 million for the three months ended July 31, 2015. This was primarily due to $0.2 million decrease in AD fees, because revenue from some of our 2005 sales has now been fully recognized over the ten year life of the original agreements. In addition, franchise fees and interest income declined due to lower cash collections.

Operating expenses.    The table below details the amounts and changes in our operating expenses for the three months ended July 31, 2015 and 2014.

	Three Months Ended July 31,
			Change
	2015	2014	$	%
	(dollars in thousands)
Employee compensation and benefits	$8,633	$8,415	$218	3%
Selling, general, and administrative expenses	7,759	7,525	234	3%
AD expense	726	741	(15)	(2)%
Advertising expense	2,609	2,882	(273)	(9)%
Depreciation, amortization, and impairment charges	1,670	2,299	(629)	(27)%
Total operating expenses	$21,397	$21,862	$(465)	(2)%

Our total operating expenses decreased by $0.5 million for the three months ended July 31, 2015, compared to the three months ended July 31, 2014. Lower depreciation and amortization drove the decline and resulted primarily from the $8.4 million impairment of online software and acquired customer lists recorded in the fourth quarter of fiscal 2015.

Income tax benefit. We recorded income tax benefits with effective rates of 40.3% and 39.7% during the three months ended July 31, 2015 and 2014, respectively. Due to the seasonal nature of our business, we expect the losses we incur through the first eight months of a fiscal year will be more than offset by the results of the last four months.

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

Credit facility. In October 2014, the Company amended its credit facility. The amended credit facility consists of a $21.2 million term loan and a revolving credit facility that currently allows borrowing of up to $203.8 million with an accordion feature that permits the Company to request an increase in availability of up to an additional $50.0 million. Outstanding borrowings accrue interest, which is paid monthly, at a rate of the one-month London Interbank Offered Rate ("LIBOR") plus a margin ranging from 1.50% to 2.25% depending on the Company's leverage ratio. At July 31, 2015 the interest rate was 1.81%. A commitment fee that varies from 0.25% to 0.50% depending on the Company's leverage ratio on the unused portion of the credit facility is paid monthly. The indebtedness is collateralized by substantially all the assets of the Company and both loans mature on April 30, 2019 (except as to the commitments of one lender under the revolving credit facility, which mature on September 30, 2017).

Effective September 2, 2015, we amended our credit facility to modify certain loan covenants and definitions to clarify the treatment of cash dividends in the calculation of the fixed charge coverage ratio.

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

We were in compliance with our financial covenants as of July 31, 2015.

Franchisee lending and potential exposure to credit loss. A substantial portion of our cash flow during the year is utilized to provide funding to our franchisees and ADs.  At July 31, 2015, our total balance of loans to franchises and ADs for working capital and equipment loans, representing cash amounts we had advanced to the franchisees and ADs, was $23.0 million. In addition, at that date, our franchisees and ADs together owed us $70.7 million, net of unrecognized revenue of $38.7 million, for amounts representing the unpaid purchase price for franchise territories or areas comprising clusters of territories and other amounts owed to us for royalties and other amounts for which our franchisees and ADs had outstanding payment obligations.

Our actual exposure to potential credit loss associated with franchisee loans is less than the aggregate amount of those loans because a significant portion of those loans are to franchisees located within AD areas, where our AD is ultimately entitled to a substantial portion of the franchise fee and royalty revenues represented by some of these loans. For this reason, the amount of indebtedness of franchisees to us is effectively offset in part by our related payable obligation to ADs in respect of franchise fees and royalties. As of July 31, 2015, the total indebtedness of franchisees to us where the franchisee is located in an AD area was $59.5 million, but $9.4 million of that indebtedness represents amounts ultimately payable to ADs as their share of franchise fees and royalties.

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

 The unpaid amounts owed to us from our franchisees and ADs are collateralized by the underlying franchise or area and, when the franchise or area owner is an entity, are generally guaranteed by the related owners of the respective entity. Accordingly, to the extent a franchisee or AD does not satisfy its payment obligations to us, we may repossess the underlying franchise or area in order to resell it in the future. At July 31, 2015, we had an investment in impaired accounts and notes receivable and related interest receivable of approximately $16.0 million. We consider accounts and notes receivable to be impaired if the amounts due exceed the fair value of the underlying franchise and estimate an allowance for doubtful accounts based on that excess. Amounts due include the recorded value of the accounts and notes receivable reduced by the allowance for uncollected interest, amounts due to ADs for their portion of franchisee receivables, any related unrecognized revenue and amounts owed to the franchisee or AD by us. In establishing the fair value of the underlying franchise, we consider net fees of open territories and the number of unopened territories. At July 31, 2015, we have recorded an allowance for doubtful accounts for impaired accounts and notes receivable of $6.6 million. There were no significant concentrations of credit risk with any individual franchisee or AD as of July 31, 2015. We believe our allowance for doubtful accounts as of July 31, 2015 is adequate for our existing loss exposure. We closely monitor the performance of our franchisees and ADs and will adjust our allowances as appropriate if we determine the existing allowances are inadequate to cover estimated losses.

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

Sources and uses of cash

Operating activities. In the first three months of fiscal 2016, we used $7.3 million less cash in our operating activities compared to the first three months of fiscal 2015 primarily due to lower tax payments.

Investing activities. In the first three months of fiscal 2016, we utilized $3.0 million more in cash for investing activities compared to the same period in fiscal 2014. This increase is primarily due to a $4.5 million increase in cash used for operating loans issued to franchisees net of payments received from franchisees. This item was partially offset by an increase in proceeds from sale of company-owned offices and AD rights.

Financing activities. In the first three months of fiscal 2016, we generated $16.5 million more cash from financing activities compared to the same period of fiscal 2015, predominantly because we utilized $21.3 million less for common stock repurchases, net of proceeds from stock option exercises, during 2015 than in 2016. This amount was partially offset by a quarterly dividend payment of $2.2 million in fiscal 2016. Prior to the fourth quarter of our 2015 fiscal year we had not paid a cash dividend. Further offsetting cash provided by financing activities was $3.0 million less in tax benefit of stock option exercises.

Future cash needs and capital requirements

Operating cash flow needs. We believe our cash from operations and our current credit facility will be sufficient to support our cash flow needs for the foreseeable future. At July 31, 2015, using the leverage ratio applicable under our loan covenants at the end of the quarter, our maximum unused borrowing capacity was $92.5 million.

Our credit facility also contains a requirement that we reduce the balance of our revolving loan to zero for a period of at least 45 consecutive days each fiscal year; however, because our term loan will remain outstanding during that 45 day period, and given our historic cash flow experience at the end of and beginning of each fiscal year, we do not anticipate that the unavailability of our revolving loan during that 45 day period each fiscal year will adversely affect our cash flow. As of June 14, 2015, we had maintained a zero balance on our revolver for the required 45 days and thus have already met the requirement for fiscal 2016.

Several factors could affect our cash flow in future periods, including the following:

•	The extent to which we extend additional operating financing to our franchisees and ADs, beyond the levels of prior periods,

•	The extent and timing of remaining expenditures related to our LibPro tax software,

•	The cash flow effects of stock options exercises,

•	The extent to which we engage in stock repurchases,

•	Our ability to generate fee and other income related to tax settlement products in light of regulatory pressures on us and our business partners,

•
The extent to which we repurchase AD areas, which will involve the use of cash in the short-term, but improve cash receipts in future periods from what would have been the AD's share of royalties and franchise fees,

•	The extent, if any, to which our Board of Directors elects to declare dividends on our common stock.

Effect of our credit facility covenants on our future performance. Our credit facility, which matures on April 30, 2019, imposes several restrictive covenants, including a covenant that requires us to maintain a "leverage ratio" of not more than 4.5:1 at the end of each fiscal quarter ending January 31 and a ratio of not more than 3:1 at the end of each other fiscal quarter. The higher permitted leverage ratio at the end of the January 31 quarter reflects the fact that as of that date, we have typically extended significant credit to our franchisees for working capital and other needs that is not reflected in revenue that we receive from our franchisees until the period beginning in February each year. At July 31, 2015, our leverage ratio was 0.90:1.

We continue to be obligated under our credit facility to satisfy a fixed charge coverage ratio test which requires that ratio to be not less than 1.50:1 at the end of every fiscal quarter. At July 31, 2015, our fixed charge coverage ratio was 4.82:1.

We were in compliance with the ratio tests described in this section as of July 31, 2015. We expect to be able to manage our cash flow and our operating activities in such a manner that we will continue to be able to satisfy our obligations under the credit facility for the remainder of the term of that facility.

As noted above, although we are subject under our credit facility to a requirement that we reduce the balance of our revolving loan to zero for a period of at least 45 consecutive days each fiscal year, we do not believe that requirement will affect our cash flow or future performance.

Non-GAAP Financial Information. We report our financial results in accordance with GAAP, however, we believe certain non-GAAP performance measures and ratios used in managing the business may provide additional meaningful comparisons between current year results and prior periods. Reconciliations to GAAP financial measures for the three months ended July 31, 2015 and 2014 are provided below. These non-GAAP measures should be viewed in addition to, not as an alternative for, our reported GAAP results.

For the three months ended July 31, 2015
	Revenues	Expenses	Loss from Operations	EBITDA	Pre tax Loss	Net Loss (1)	EPS
As Reported	$7,523	$21,397	$(13,874)	$(12,229)	$(14,300)	$(8,536)	$(0.67)

Adjustments:
Executive severance including stock-based compensation	—	(413)	413	413	413	254	0.02
As Adjusted	$7,523	$20,984	$(13,461)	$(11,816)	$(13,887)	$(8,282)	$(0.65)
Stock-based compensation expense excluding severance related expense	$—	$(373)	$373	$373

For the three months ended July 31, 2014
	Revenues	Expenses	Loss from Operations	EBITDA	Pretax Loss	Net Loss	EPS
As Reported	$7,839	$21,862	$(14,023)	$(11,725)	$(14,325)	$(8,644)	$(0.67)

Adjustments:
Executive severance including stock-based compensation	—	(483)	483	483	483	291	0.02
As Adjusted	$7,839	$21,379	$(13,540)	$(11,242)	$(13,842)	$(8,353)	$(0.65)
Stock-based compensation expense excluding severance related expense	$—	$(494)	$494	$494

(1) The non-GAAP tax rate of 38.5% used above excludes the income tax effects of the non-GAAP income before taxes adjustments described above and is consistent with our average and forecasted tax rate.

Seasonality of Operations

Given the seasonal nature of the tax return preparation business, we have historically generated and expect to continue to generate most of our revenues during the period from January 1 through April 30. For example, in fiscal 2015 we earned 29% of our revenues during our fiscal third quarter ended January 31 and 90% of our revenues during the combined fiscal third and fourth quarters of 2015. We historically operate at a loss through the first eight months of each fiscal year, during which we incur costs associated with preparing for the upcoming tax season.

Off Balance Sheet Arrangements

 From time to time, we have been party to interest rate swap agreements. These swaps effectively changed the variable-rate of our credit facility into a fixed rate credit facility. Our most current interest rate swap agreements expired in March 2013 and we were not a party to an interest rate swap agreement at July 31, 2015. We may enter into interest rate swap agreements in the future if we determine that it is appropriate to hedge our interest rate risk.

We also enter into forward contracts to eliminate exposure related to foreign currency fluctuations in connection with the short-term advances we make to our Canadian subsidiary in order to fund personal income tax refund discounting for our Canadian operations. At July 31, 2015, there were no forward contracts outstanding, but we expect to enter into forward contracts in the future during the Canadian tax season.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks from those reported at April 30, 2015 in our Annual Report on Form 10-K.

ITEM 4
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2015, our disclosure controls and procedures were effective in providing reasonable assurance that information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.
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
ERC class action litigation. We were sued in November 2011 in federal courts in Arkansas, California, Florida, and Illinois, and additional lawsuits were filed in federal courts in January 2012 in Maryland and North Carolina, in February 2012 in Wisconsin, and in May 2012 in New York and Minnesota. In April 2012, a motion to consolidate all of the then-pending cases before a single judge in federal court in the Northern District of Illinois was granted, and in June 2012, the plaintiffs filed a new complaint in the consolidated action. The consolidated complaint alleges that our refund transfer products formerly called electronic refund checks ("ERC") represent a form of refund anticipation loan ("RAL") because the taxpayer is "loaned" the tax preparation fee, and that the refund transfer product is, therefore, subject to federal truth-in-lending disclosure and state law requirements regulating RALs. The plaintiffs also allege disclosure violations related to the ERC fees paid by RAL customers. The plaintiffs, therefore, claim violations of state-specific RAL and other consumer statutes. The lawsuit purports to be a class action, and the plaintiffs allege potential damages in excess of $5.0 million. We appealed to the United States Court of Appeals for the Seventh Circuit a ruling that certain of the plaintiffs’ claims were not subject to arbitration. Following mediation, the parties entered into a settlement agreement in June 2015 pursuant to which we will establish a settlement fund of $5.3 million, inclusive of settlement administration costs and plaintiffs’ counsel fees. The parties are in the process of seeking the approval of the trial court. We have preserved potential claims against a financial product partner that was responsible for the design of a portion of our ERC programs in the years at issue in the cases. We have previously accrued the proposed settlement amount in fiscal 2015.
TCPA class action litigation. We were sued in September 2013 in federal court in Illinois in connection with alleged violations of the Telephone Consumer Protection Act. Plaintiff alleges that we inappropriately made auto dialed telephone calls to cellular telephones, seeks the certification of a nationwide class action, and claims statutory damages of $500-$1,500 per violation. We tendered the defense of this litigation to a third party entity that had contracted with us to solicit potential franchisees, and that third party entity acknowledged its defense and indemnification obligations to us. However, because the third party did not have the financial resources to satisfy its defense and indemnity obligations, we concluded that we could not rely upon the fulfillment of those obligations. In September 2014, the Company and the plaintiffs reached a tentative settlement of this litigation pursuant to which we will establish a settlement fund of $3.0 million, inclusive of settlement administration costs and plaintiffs’ counsel fees. This settlement has received the preliminary approval of the court and notices to class members have been sent, but the settlement remains subject to other conditions typical in a class action. We have previously accrued the proposed settlement amount in fiscal 2015.
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

ITEM 1A
RISK FACTORS

There have been no material changes in our risk factors from those reported in our Annual Report on Form 10-K for the year ended April 30, 2015 filed on July 1, 2015.

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuances of unregistered shares of our Class A Common Stock during the quarter ended July 31, 2015.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Our Board of Directors has approved $10 million of authorizations for share repurchases. These authorizations have no specific expiration date and cash proceeds from stock option exercises increase the amount of the authorizations. Shares repurchased from option exercises that are net-share settled by us and shares repurchased in privately negotiated transactions are not considered share repurchases under these authorizations. During the three months ended July 31, 2015, we repurchased shares as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum value of shares that may be purchased under the plan as of month end (amounts in thousands)
May 1 through May 31, 2015	—	$—	—	$6,314
June 1 through June 30, 2015	1,598	24.52	—	6,438
July 1 through July 31, 2015	50,011	24.67	50,000	5,246
Total	51,609		50,000

ITEM 5
OTHER INFORMATION

On September 2, 2015, Liberty Tax, Inc. we and our subsidiaries entered into a Third Amendment to Revolving Credit and Term Loan Agreement with and among the lenders party thereto and SunTrust Bank, as administrative agent (the “Third Amendment”). The Third Amendment relates to, and was entered into pursuant to, the Revolving Credit and Term Loan Agreement dated as of April 30, 2012, as amended, with and among the lenders party thereto and SunTrust Bank, as administrative agent (the “Credit Agreement”). The purpose of the Third Amendment was to provide for a modification of certain loan covenants and definitions to make clear that the payment of cash dividends to our stockholders is permissible under the Credit Agreement, and will not be included in calculations of our required fixed charge coverage ratio, provided that we are otherwise not in default under the Credit Agreement. A copy of the Third Amendment is attached to this report as Exhibit 10.1.

ITEM 6
EXHIBITS

We have filed the following exhibits as part of this report:

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

4.6	Specimen Common Stock Certificate of Liberty Tax, Inc.	X

10.1	Third Amendment to Revolving Credit and Term Loan Agreement dated September 2, 2015	X

31.1	Certification of Chief Executive Officer	X

31.2	Certification of Chief Financial Officer	X

32.1(1)	Section 1350 Certification (Chief Executive Officer)	X

32.2(1)	Section 1350 Certification (Chief Financial Officer)	X

101.INS(2)	XBRL Instance Document	X

101.SCH(2)	XBRL Taxonomy Extension Schema	X

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase	X

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase	X
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

JTH HOLDING INC. (Registrant)

September 3, 2015	By:	/s/ John T. Hewitt
John T. Hewitt Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

September 3, 2015	By:	/s/ Kathleen E. Donovan
Kathleen E. Donovan Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

4.6	Specimen Common Stock Certificate of Liberty Tax, Inc.	X

10.1	Third Amendment to Revolving Credit and Term Loan Agreement dated September 2, 2015	X

31.1	Certification of Chief Executive Officer	X

31.2	Certification of Chief Financial Officer	X

32.1(1)	Section 1350 Certification (Chief Executive Officer)	X

32.2(1)	Section 1350 Certification (Chief Financial Officer)	X

101.INS(2)	XBRL Instance Document	X

101.SCH(2)	XBRL Taxonomy Extension Schema	X

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase	X

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase	X

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