Form 10-Q
period 2015-10-31
Liberty Tax, Inc.
filed 2015-12-09
CIK 1528930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2015

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

The number of shares outstanding of the registrant’s Class A common stock as of December 3, 2015 was 11,872,144 shares.

The number of shares outstanding of the registrant's Class B common stock as of December 3, 2015 was 900,000 shares.

LIBERTY TAX, INC.

Form 10-Q for the Period Ended October 31, 2015

PART I

ITEM 1
FINANCIAL STATEMENTS

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
October 31, 2015, April 30, 2015 and October 31, 2014
(In thousands, except share data)

	October 31, 2015	April 30, 2015	October 31, 2014
Assets	(unaudited)		(unaudited)
Current assets:
Cash and cash equivalents	$3,963	$21,387	$4,605
Receivables:
Accounts receivable	30,610	46,121	28,407
Notes receivable - current	43,815	24,465	41,114
Interest receivable	3,198	1,033	2,493
Allowance for doubtful accounts - current	(6,184)	(5,692)	(5,437)
Total current receivables, net	71,439	65,927	66,577
Assets held for sale	9,658	5,160	5,398
Income taxes receivable	17,473	—	20,647
Deferred income tax asset	3,727	6,921	4,013
Other current assets	2,384	6,470	3,789
Total current assets	108,644	105,865	105,029
Property, equipment, and software, net of accumulated depreciation of $18,799, $18,951 and $24,936, respectively	39,695	36,232	41,635
Notes receivable, non-current	25,090	22,416	24,002
Allowance for doubtful accounts, non-current	(1,891)	(1,663)	(1,708)
Total notes receivables, non-current, net	23,199	20,753	22,294
Goodwill	3,157	3,377	2,978
Other intangible assets, net	14,002	14,672	12,134
Other assets	3,616	3,247	2,553
Total assets	$192,313	$184,146	$186,623
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$4,922	$3,934	$1,965
Accounts payable and accrued expenses	9,166	17,321	11,798
Due to area developers ("ADs")	8,138	24,340	8,010
Income taxes payable	—	2,147	—
Deferred revenue - current	6,265	6,076	7,224
Total current liabilities	28,491	53,818	28,997
Long-term debt, excluding current installments	18,121	21,463	22,119
Revolving credit facility	57,301	—	51,711
Deferred revenue - non-current	7,655	7,640	8,368
Deferred income tax liability	4,747	2,363	5,158
Total liabilities	116,315	85,284	116,353
Commitments and contingencies
Stockholders’ equity:
Special voting preferred stock, $0.01 par value per share, 10 shares authorized, issued and outstanding	—	—	—
Class A common stock, $0.01 par value per share, 21,200,000 shares authorized, 11,870,187, 11,905,156 and 11,704,797 shares issued and outstanding, respectively	119	119	117
Class B common stock, $0.01 par value per share, 1,000,000 shares authorized, 900,000 shares issued and outstanding	9	9	9
Exchangeable shares, $0.01 par value, 1,000,000 shares issued and outstanding	10	10	10
Additional paid-in capital	4,115	4,082	1,365
Accumulated other comprehensive income (loss), net of taxes	(1,572)	(697)	(112)
Retained earnings	73,317	95,339	68,881
Total stockholders’ equity	75,998	98,862	70,270
Total liabilities and stockholders’ equity	$192,313	$184,146	$186,623

See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Three and Six Months Ended October 31, 2015 and 2014 (unaudited)
(In thousands, except share count and per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2015	2014	2015	2014
Revenue:
Franchise fees	$906	$1,324	$1,514	$2,028
AD fees	1,524	1,649	3,128	3,474
Royalties and advertising fees	1,273	1,199	3,018	2,893
Financial products	207	200	515	657
Interest income	2,309	1,784	4,315	3,978
Tax preparation fees, net of discounts	339	391	962	906
Other revenue	1,313	1,187	1,942	1,637
Total revenue	7,871	7,734	15,394	15,573
Operating expenses:
Employee compensation and benefits	8,183	9,679	16,816	18,120
Selling, general, and administrative expenses	8,752	10,339	16,512	17,838
AD expense	656	924	1,381	1,665
Advertising expense	2,490	2,979	5,100	5,861
Depreciation, amortization, and impairment charges	1,838	2,029	3,507	4,328
Total operating expenses	21,919	25,950	43,316	47,812
Loss from operations	(14,048)	(18,216)	(27,922)	(32,239)
Other expense:
Foreign currency transaction loss	—	(9)	(25)	(10)
Interest expense	(486)	(566)	(887)	(867)
Loss before income taxes	(14,534)	(18,791)	(28,834)	(33,116)
Income tax benefit	(5,464)	(7,463)	(11,228)	(13,144)
Net loss	$(9,070)	$(11,328)	$(17,606)	$(19,972)
Net loss per share of Class A and Class B common stock:
Basic and diluted	$(0.71)	$(0.89)	$(1.38)	$(1.56)

Weighted-average shares outstanding basic and diluted	12,775,565	12,680,306	12,793,593	12,773,789

Dividends declared per share of common stock and common stock equivalents	$0.16	$—	$0.32	$—

See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
Three and Six Months Ended October 31, 2015 and 2014 (unaudited)
(In thousands)

	Three Months Ended October 31,		Six Months Ended October 31,
	2015	2014	2015	2014
Net loss	$(9,070)	$(11,328)	$(17,606)	$(19,972)
Foreign currency translation adjustment	(117)	(287)	(874)	(169)
Comprehensive loss	$(9,187)	$(11,615)	$(18,480)	$(20,141)

 See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six Months Ended October 31, 2015 and 2014 (unaudited)
(In thousands)

	2015	2014
Cash flows from operating activities:
Net loss	$(17,606)	$(19,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	3,396	3,208
Depreciation, amortization, and impairment charges	3,507	4,328
Stock-based compensation expense	866	1,508
Gain on bargain purchases and sales of Company-owned offices	(388)	(287)
Deferred tax expense	5,578	2,158
Changes in accrued income taxes	(19,620)	(30,322)
Changes in other assets and liabilities	(13,052)	(1,051)
Net cash used in operating activities	(37,319)	(40,430)
Cash flows from investing activities:
Issuance of operating loans to franchisees	(26,326)	(20,577)
Payments received on operating loans to franchisees	1,316	1,770
Purchases of AD rights and Company-owned offices	(1,341)	(2,701)
Proceeds from sale of Company-owned offices and AD rights	2,569	3,300
Purchases of property, equipment and software	(5,464)	(7,129)
Net cash used in investing activities	(29,246)	(25,337)
Cash flows from financing activities:
Proceeds from the exercise of stock options	344	8,145
Repurchase of common stock	(1,711)	(33,699)
Dividends paid	(4,415)	—
Repayment of amounts due to former ADs	(2,318)	(4,211)
Repayment of debt	(308)	(928)
Borrowings under revolving credit facility	57,668	52,874
Repayments under revolving credit facility	(367)	(1,163)
Payment for debt issue costs	—	(917)
Tax benefit of stock option exercises	532	4,273
Net cash provided by financing activities	49,425	24,374
Effect of exchange rate changes on cash, net	(284)	(82)
Net decrease in cash and cash equivalents	(17,424)	(41,475)
Cash and cash equivalents at beginning of period	21,387	46,080
Cash and cash equivalents at end of period	$3,963	$4,605

  See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six Months Ended October 31, 2015 and 2014 (unaudited)
(In thousands)

	2015	2014
Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest of $140 and $78, respectively	$527	$578
Cash paid for taxes, net of refunds	2,282	10,748
Accrued capitalized software costs included in accounts payable	350	237
During the six months ended October 31, 2015 and 2014, the Company acquired certain assets from franchisees and ADs as follows:
Fair value of assets purchased	$8,506	$6,477
Receivables applied, net of amounts due ADs and related deferred revenue	(6,490)	(2,877)
Bargain purchase gains	(383)	(163)
Notes and accounts payable issued	(292)	(736)
Cash paid to franchisees and ADs	$1,341	$2,701
During the six months ended October 31, 2015 and 2014, the Company sold certain assets to franchisees and ADs as follows:
Book value of assets sold	$3,625	$6,430
Gain on sale-revenue deferred	1,688	1,945
Loss on sale - loss recognized	(19)	(15)
Notes received	(2,725)	(5,060)
Cash received from franchisees and ADs	$2,569	$3,300

See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

October 31, 2015 and 2014 (Unaudited)

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

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information.  The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required only in annual financial statements.  Consolidated balance sheet data as of April 30, 2015 was derived from the Company’s April 30, 2015 Annual Report on Form 10-K filed on July 1, 2015.

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

Office Count

As a seasonal business, the Company works throughout the off season to open new offices, and at the same time, some of our franchisees will choose not to reopen for the next season. Some of these decisions are not made until January each year and the Company will report office count information for the quarter ended January 31, 2016 once all offices have been opened.

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

Foreign Operations

Canadian operations contributed $0.3 million and $0.4 million in revenues for the three months ended October 31, 2015 and 2014, respectively and $1.3 million and $1.2 million in revenues for the six months ended October 31, 2015 and 2014, respectively.

(2) Accounts and Notes Receivable

The Company provides financing to franchisees and ADs for the purchase of franchises, areas, Company-owned offices, and operating loans for working capital and equipment needs. The franchise-related notes generally are payable over five years and the operating loans generally are due within one year. Most notes bear interest at 12%.

Notes and interest receivable are presented in the consolidated balance sheets as follows:

	October 31, 2015	April 30, 2015	October 31, 2014
	(In thousands)
Notes receivable - current	$43,815	$24,465	$41,114
Notes receivable - non-current	25,090	22,416	24,002
Interest	3,198	1,033	2,493
Total notes and interest receivable, net	$72,103	$47,914	$67,609

Most of the notes receivable are due from the Company's franchisees and ADs and are collateralized by the underlying franchise or AD and, when the franchise or AD is an entity, are guaranteed by the owners of the respective entity. The debtors' ability to repay the notes is dependent upon both the performance of the tax preparation industry as a whole and the individual franchise or AD areas.
Accounts and notes receivable include royalties billed that relate to territories operated by franchisees located in AD territories and a portion of those accounts and notes receivable are payable to the AD. The Company has recorded amounts payable to ADs for their share of these receivables of $8.1 million, $24.3 million, and $8.0 million at October 31, 2015, April 30, 2015 and October 31, 2014, respectively.
Unrecognized revenue relates to the financed portion of franchise fees and AD fees and, in the case of sales of Company-owned offices, the financed portion of gains related to these sales in each case where revenue has not yet been recognized. For franchise fees and gains related to the sale of Company-owned offices, revenue is recognized as note payments are received by the Company. Payments received on AD fee notes receivable generate a corresponding increase in deferred revenue, which is amortized into revenue over the life of the AD contract, historically ten years. The Company recently changed the term of new and renewal AD contracts to six years from ten years and the revenue for new AD contracts will be recognized over that shorter period, subject to the receipt of cash. Unrecognized revenue was $40.9 million, $38.6 million and $43.2 million at October 31, 2015, April 30, 2015 and October 31, 2014, respectively.
At October 31, 2015, the Company had unfunded lending commitments for working capital loans to franchisees and ADs of $15.7 million.

Allowance for Doubtful Accounts
The adequacy of the allowance for doubtful accounts is assessed on a quarterly basis and adjusted as deemed necessary. Management believes the recorded allowance is adequate based upon its consideration of the estimated value of the franchises and AD areas supporting the receivables. Any adverse change in the tax preparation industry or the individual franchise or AD areas could affect the Company's estimate of the allowance.
Activity in the allowance for doubtful accounts for the three and six months ended October 31, 2015 and 2014 was as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2015	2014	2015	2014
	(In thousands)
Balance at beginning of period	$8,141	$7,105	$7,355	$6,850
Provision for doubtful accounts	1,695	1,752	3,396	3,208
Write-offs	(1,747)	(1,681)	(2,576)	(2,893)
Foreign currency adjustment	(14)	(31)	(100)	(20)
Balance at end of period	$8,075	$7,145	$8,075	$7,145

Management considers specific accounts and notes receivable to be impaired if the net amounts due exceed the fair value of the underlying franchise at the time of the annual valuation performed as of April 30 of each year, and estimates an allowance for doubtful accounts based on that excess. We perform our impairment analysis annually due to the seasonal nature of our operations. While not specifically identifiable as of the balance sheet date, the Company's experience also indicates that a portion of other accounts and notes receivable are also impaired, because management does not expect to collect all principal and interest due under the current contractual terms. Net amounts due include contractually obligated accounts and notes receivable plus accrued interest, reduced by unrecognized revenue, the allowance for uncollected interest, amounts due ADs, and amounts owed to the franchisee by the Company. In establishing the fair value of the underlying franchise, management considers recent sales between franchisees, net fees of open offices earned during the most recently completed tax season, and the number of unopened offices.

The allowance for doubtful accounts at October 31, 2015, April 30, 2015 and October 31, 2014, was allocated as follows:

	October 31, 2015	April 30, 2015	October 31, 2014
	(In thousands)
Impaired:
Notes and interest receivable, net of unrecognized revenue	$6,076	$10,921	$6,190
Accounts receivable	4,987	7,634	3,752
Less amounts due to ADs and franchisees	(881)	(1,535)	(644)
Amounts receivable less amounts due to ADs and franchisees	$10,182	$17,020	$9,298

Allowance for doubtful accounts for impaired notes and accounts receivable	$3,899	$6,594	$4,342

Non-impaired:
Notes and interest receivable, net of unrecognized revenue	$66,027	$36,993	$61,419
Accounts receivable	25,623	38,487	24,655
Less amounts due to ADs and franchisees	(8,717)	(25,150)	(8,135)
Amounts receivable less amounts due to ADs and franchisees	$82,933	$50,330	$77,939

Allowance for doubtful accounts for non-impaired notes and accounts receivable	$4,176	$761	$2,803

Total:
Notes and interest receivable, net of unrecognized revenue	$72,103	$47,914	$67,609
Accounts receivable	30,610	46,121	28,407
Less amounts due to ADs and franchisees	(9,598)	(26,685)	(8,779)
Amounts receivable less amounts due to ADs and franchisees	$93,115	$67,350	$87,237

Total allowance for doubtful accounts	$8,075	$7,355	$7,145

The Company’s average investment in impaired notes receivable during the six months ended October 31, 2015 and 2014 was $8.5 million and $7.4 million, respectively.

Analysis of Past Due Receivables
The breakdown of accounts and notes receivable past due at October 31, 2015 was as follows:

	Past due	Current	Total receivables
	(In thousands)
Accounts receivable	$28,520	$2,090	$30,610
Notes and interest receivable, net of unrecognized revenue	7,245	64,858	72,103
Total accounts, notes and interest receivable	$35,765	$66,948	$102,713

Accounts receivable are considered to be past due if unpaid 30 days after billing and notes receivable are considered past due if unpaid 90 days after the due date, at which time the notes are put on nonaccrual status. The Company’s investment in notes receivable on nonaccrual status was $7.4 million, $9.3 million, and $7.8 million at October 31, 2015, April 30, 2015, and October 31, 2014, respectively. Payments received on notes in non-accrual status are applied to interest income first until the note is current and then to the principal note balance. Accounts receivables unpaid as of April 30 each year often remain unpaid until the following tax season due to the seasonal nature of our operations and franchisees' cash flows. Non-accrual notes that are paid current and expected to remain current are moved back into accrual status during the next annual review.

(3) Goodwill and Intangible Assets
Changes in the carrying amount of goodwill for the six months ended October 31, 2015 and 2014 were as follows:

	October 31, 2015	October 31, 2014
	(In thousands)
Balance at beginning of period	$3,377	$2,997
Acquisitions of assets from franchisees	—	—
Disposals and foreign currency changes, net	(220)	(19)
Impairments	—	—
Balance at end of period	$3,157	$2,978
Components of intangible assets were as follows as of October 31, 2015, April 30, 2015 and October 31, 2014:

	October 31, 2015
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Amortizable intangible assets:
Customer lists acquired from unrelated third parties	4 years	$1,027	$(169)	$858
Assets acquired from franchisees:
Customer lists	4 years	638	(571)	67
Reacquired rights	2 years	463	(433)	30
AD rights	10 years	17,720	(4,673)	13,047
Total intangible assets		$19,848	$(5,846)	$14,002

	April 30, 2015
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Amortizable intangible assets:
Customer lists acquired from unrelated third parties	4 years	$1,027	$—	$1,027
Assets acquired from franchisees:
Customer lists	4 years	759	(441)	318
Reacquired rights	2 years	559	(473)	86
AD rights	10 years	17,345	(4,104)	13,241
Total intangible assets		$19,690	$(5,018)	$14,672

	October 31, 2014
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Amortizable intangible assets:
Customer lists acquired from unrelated third parties	6 years	$4,816	$(1,717)	$3,099
Assets acquired from franchisees:
Customer lists	4 years	513	(461)	52
Reacquired rights	2 years	454	(408)	46
AD rights	10 years	12,266	(3,329)	8,937
Total intangible assets		$18,049	$(5,915)	$12,134
During the six months ended October 31, 2015, the Company acquired the assets of various Canadian franchisees for $10 thousand.  During the six months ended October 31, 2014, the Company acquired the assets of U.S. and Canadian franchisees for $0.2 million. These acquisitions were accounted for as business combinations, with all value allocated to intangible assets. The purchase price of assets acquired from franchisees during the six months ended October 31, 2015 and 2014 was allocated as follows:

	Six Months Ended October 31,
	2015	2014
	(In thousands)
Customer lists and reacquired rights	$10	$213
Goodwill	—	—
Total	$10	$213

(4) Assets Held For Sale
At the end of the second quarter of fiscal 2016 and 2015, assets acquired from U.S. franchisees were classified as assets held for sale. During the six months ended October 31, 2015 the Company acquired $6.9 million in assets from U.S. franchisees and third parties that were first accounted for as business combinations, with the value allocated to customer lists and reacquired rights of $3.0 million and goodwill of $3.9 million prior to being recorded as assets held for sale. During the six months ended October 31, 2014, the Company acquired $4.2 million in assets from U.S. franchisees and third parties that were first accounted for as business combinations, with the value allocated to customer lists and reacquired rights of $2.1 million and goodwill of $2.1 million prior to being recorded as assets held for sale. The acquired businesses are operated as Company-owned offices until a buyer is located and a new franchise agreement is entered into.

Changes in the carrying amount of assets held for sale for the six months ended October 31, 2015 and 2014 were as follows:

	Six Months Ended October 31,
	2015	2014
	(In thousands)
Balance at beginning of period	$5,160	$4,413
Reacquired	6,905	4,175
Dispositions	(2,407)	(3,190)
Balance at end of period	$9,658	$5,398

(5) Debt

In October 2014, the Company amended its credit facility. The amended credit facility consists of a $21.2 million term loan and a revolving credit facility that currently allows borrowing of up to $203.8 million with an accordion feature that permits the Company to request an increase in availability of up to an additional $50.0 million. Outstanding borrowings accrue interest which is paid monthly at a rate of the one-month London Interbank Offered Rate ("LIBOR") plus a margin ranging from 1.50% to 2.25% depending on the Company’s leverage ratio. At October 31, 2015 and 2014, the interest rate was 1.82% and 1.78%, respectively and the average interest rate paid during the six months ended October 31, 2015 and 2014 was 1.81% and 1.78%, respectively. The indebtedness is collateralized by substantially all the assets of the Company and both loans mature on April 30, 2019 (except as to the commitments of one lender that has a small balance under the revolving credit facility, which mature on September 30, 2017).  The credit facility contains certain financial covenants that the Company must meet, including leverage and fixed-charge coverage ratios as well as minimum net worth requirements. In addition, the Company must reduce the outstanding balance under its revolving loan to zero for a period of at least 45 consecutive days each fiscal year. The Company was in compliance with the financial covenants at October 31, 2015.
Debt at October 31, 2015, April 30, 2015, and October 31, 2014 consisted of the following:

	October 31, 2015	April 30, 2015	October 31, 2014
	(In thousands)
Credit Facility:
Revolver	$57,301	$—	$51,711
Term loan	20,187	20,453	20,984
	77,488	20,453	72,695
Amounts due to former ADs and mortgages	2,856	4,944	3,100
	80,344	25,397	75,795
Less: current portion	(4,922)	(3,934)	(1,965)
Long-term debt	$75,422	$21,463	$73,830

(6) Income Taxes

The Company computes its provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.

(7) Stockholders’ Equity

Stockholders' Equity Activity
During the six months ended October 31, 2015 and 2014, activity in stockholders’ equity was as follows:

	Six Months Ended October 31,
	2015	2014
	(in thousands, except for share amounts)
Class A common shares issued from the exercise of stock options	22,110	503,436
Class A common shares issued from the vesting of restricted stock and as Board of Directors compensation	13,556	—
Proceeds from exercise of stock options	$344	$8,145
Stock-based compensation expense	$866	$1,508
Class A common shares repurchased	70,635	1,209,761
Payments for repurchased shares	$1,711	$33,699
Tax benefit of stock option exercises	$532	$4,273
Dividends paid	$4,415	$—

Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consists of foreign currency adjustments of $(1.6) million, $(0.7) million and $(0.1) million at October 31, 2015, April 30, 2015 and October 31, 2014, respectively.

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
The computation of basic and diluted net loss per share for the three and six months ended October 31, 2015 and 2014 is as follows:

	Three Months Ended October 31, 2015		Three Months Ended October 31, 2014
	Class A	Class B	Class A	Class B
	Common Stock	Common Stock	Common Stock	Common Stock
	(in thousands, except for share and per share amounts)		(in thousands, except for share and per share amounts)
Basic and diluted net loss per share:
Numerator
Allocation of undistributed losses	$(8,431)	$(639)	$(10,524)	$(804)
Denominator
Weighted-average common shares outstanding	11,875,565	900,000	11,780,306	900,000

Basic and diluted net loss per share	$(0.71)	$(0.71)	$(0.89)	$(0.89)

As a result of the net losses for the periods, diluted net loss per share excludes the impact of shares of potential common stock from the exercise of options to purchase 1,116,627 and 1,144,742 shares for the three months ended October 31, 2015 and 2014, respectively, because the effect would be antidilutive.

	Six Months Ended October 31, 2015		Six Months Ended October 31, 2014
	Class A	Class B	Class A	Class B
	Common Stock	Common Stock	Common Stock	Common Stock
	(in thousands, except for share and per share amounts)		(in thousands, except for share and per share amounts)
Basic and diluted net loss per share:
Numerator
Allocation of undistributed losses	$(16,368)	$(1,238)	$(18,565)	$(1,407)
Denominator
Weighted-average common shares outstanding	11,893,593	900,000	11,873,789	900,000

Basic and diluted net loss per share	$(1.38)	$(1.38)	$(1.56)	$(1.56)

As a result of the net losses for the periods, diluted net loss per share excludes the impact of shares of potential common stock from the exercise of options to purchase 1,124,558 and 1,264,909 shares for the six months ended October 31, 2015 and 2014, respectively, because the effect would be antidilutive.

(8) Stock Compensation Plans

Stock Options

In August 2011, the Board of Directors approved an equity and cash incentive plan. Employees and outside directors are eligible to receive awards and a total of 2,500,000 shares of Class A common stock were authorized for grant under the plan. At October 31, 2015, 1,408,686 shares of Class A common stock remain available for grant. There were 170,387 options granted during the six months ended October 31, 2015.
Stock option activity during the six months ended October 31, 2015 was as follows:

	Number of options	Weighted average exercise price
Balance at beginning of period	1,343,559	$19.28
Granted	170,387	23.02
Exercised	(22,110)	15.58
Expired or forfeited	(150,490)	24.39
Balance at end of period	1,341,346	19.25

Intrinsic value is defined as the market value of the stock less the cost to exercise. The total intrinsic value of options exercised during the six months ended October 31, 2015 was $0.2 million. The total intrinsic value of stock options outstanding at October 31, 2015 was $6.6 million. Stock options vest from six months to five years from the date of grant and expire from four to five years after the vesting date.
Nonvested stock options activity during the six months ended October 31, 2015 was as follows:

	Nonvested options	Weighted average exercise price
Balance at beginning of period	385,416	$27.56
Granted	170,387	23.02
Vested	(53,750)	33.79
Forfeited	(50,000)	33.79
Balance at end of period	452,053	24.45

At October 31, 2015, unrecognized compensation costs related to nonvested stock options were $2.6 million. These costs are expected to be recognized through fiscal 2021.
The following table summarizes information about stock options outstanding and exercisable at October 31, 2015:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of shares outstanding	Weighted average exercise price	Weighted average remaining contractual life (in years)	Number of options exercisable	Weighted average exercise price

$10.50	12,500	$10.50	0.5	12,500	$10.50
15.00	616,307	15.00	1.8	616,307	15.00
16.38 - 19.75	271,736	17.91	4.1	196,736	17.85
22.18 - 29.48	375,387	25.01	6.1	35,000	26.18
33.38 - 33.79	65,416	33.38	6.0	28,750	33.38
	1,341,346	19.25		889,293	16.60

Restricted Stock Units

Restricted stock activity during the six months ended October 31, 2015 was as follows:

	Number of RSUs	Weighted average fair value at grant date
Balance at beginning of period	28,929	$30.63
Granted	32,056	23.06
Vested	(12,244)	27.48
Forfeited	(1,883)	29.51
Balance at end of period	46,858	26.32

At October 31, 2015, unrecognized compensation costs related to restricted stock units were $1.2 million. These costs are expected to be recognized through fiscal 2022.

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

The Company measures or monitors certain of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for those assets and liabilities for which fair value is the primary basis of accounting. Other assets and liabilities are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The following tables present, at October 31, 2015, April 30, 2015 and October 31, 2014, for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis (in thousands):

	October 31, 2015
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Nonrecurring:
Impaired accounts and notes receivable	$9,872	$—	$—	$9,872
Total recurring and nonrecurring assets	$9,872	$—	$—	$9,872

	April 30, 2015
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Recurring:
Cash equivalents	$16,975	$16,975	$—	$—
Nonrecurring:
Impaired accounts and notes receivable	11,961	—	—	11,961
Impaired online software	1,253	—	—	1,253
Impaired acquired online customer lists	1,027	—	—	1,027
Impaired goodwill	224	—	—	224
Impaired reacquired rights	79	—	—	79
Impaired customer lists	126	—	—	126
Assets held for sale	5,160	—	—	5,160
Total nonrecurring assets	19,830	—	—	19,830
Total recurring and nonrecurring assets	$36,805	$16,975	$—	$19,830

	October 31, 2014
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Nonrecurring:
Impaired accounts and notes receivable	$5,601	$—	$—	$5,601
Total recurring and nonrecurring assets	$5,601	$—	$—	$5,601

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of level 1 or 2 requiring fair value measurements for each of the six months ended October 31, 2015 and 2014.

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

(10) Related Party Transactions
The Company considers directors and their affiliated companies as well as executive officers and members of their immediate family to be related parties. Although the Company did not have any stock transactions with related parties during the six months ended October 31, 2015, during the six months ended October 31, 2014 the Company repurchased 982,065 shares of stock for a value of $26.1 million from related parties.
The Company has entered into a multi-year contract to purchase a license for the use of Canadian tax software at a price of $0.7 million from a company in which it has an investment accounted for under the equity method. One of the members of the Company's Board of Directors is affiliated with the company providing this service.
The Company has entered into an agreement to purchase the right to distribute cloud and mobile accounting solutions to its franchisees. Payments were made for this service of $250 thousand during fiscal 2015 and $38 thousand during the six months ended October 31, 2015. One of the members of the Company's Board of Directors is affiliated with the company providing this service.

(11) Commitments and Contingencies

In the ordinary course of operations, the Company may become a party to legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on the Company's business, financial condition, cash flows, or results of operations except as provided below.

ERC class action litigation. The Company was sued in November 2011 in federal courts in Arkansas, California, Florida, and Illinois, and additional lawsuits were filed in federal courts in January 2012 in Maryland and North Carolina, in February 2012 in Wisconsin, and in May 2012 in New York and Minnesota. In April 2012, a motion to consolidate all of the then-pending cases before a single judge in federal court in the Northern District of Illinois was granted, and in June 2012, the plaintiffs filed a new complaint in the consolidated action. The consolidated complaint alleges that the Company's refund transfer products formerly called electronic refund checks ("ERC") represent a form of refund anticipation loan ("RAL") because the taxpayer is "loaned" the tax preparation fee, and that the refund transfer product is, therefore, subject to federal truth-in-lending disclosure and state law requirements regulating RALs. The plaintiffs also allege disclosure violations related to the ERC fees paid by RAL customers. The plaintiffs, therefore, claim violations of state-specific RAL and other consumer statutes. The lawsuit purports to be a class action, and the plaintiffs allege potential damages in excess of $5.0 million. The Company appealed to the United States Court of Appeals for the Seventh Circuit a ruling that certain of the plaintiffs’ claims were not subject to arbitration. Following mediation, the parties entered into a settlement agreement in June 2015 pursuant to which the Company has funded the establishment of a settlement fund of $5.3 million, inclusive of settlement administration costs and plaintiffs’ counsel fees. The claims process has begun and following the conclusion of that process we anticipate that the final approval of the trial court will be sought. The Company has preserved potential claims against a financial product partner that was responsible for the design of a portion of the ERC programs in the years at issue in the cases. The Company accrued the proposed settlement amount during fiscal 2015.
TCPA class action litigation. The Company was sued in September 2013 in federal court in Illinois in connection with alleged violations of the Telephone Consumer Protection Act. Plaintiff alleges that the Company inappropriately made auto dialed telephone calls to cellular telephones, seeks the certification of a nationwide class action, and claims statutory damages of $500-$1,500 per violation. The Company tendered the defense of this litigation to a third party entity that had contracted with us to solicit potential franchisees, and that third party entity acknowledged its defense and indemnification obligations to the Company. However, because the third party did not have the financial resources to satisfy its defense and indemnity obligations, the Company concluded that it could not rely upon the fulfillment of those obligations. In September 2014, the Company and the plaintiffs reached a tentative settlement of this litigation pursuant to which the Company has funded the establishment of a settlement fund of $3.0 million, inclusive of settlement administration costs and plaintiffs’ counsel fees. This settlement received the preliminary approval of the court and notices to class members have been sent, but the settlement remains subject to final court approval. The Company accrued the proposed settlement amount during fiscal 2015.
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

(12) Subsequent Event

On December 7, 2015, the Board of Directors approved a quarterly cash dividend to shareholders of $0.16 per share payable on January 22, 2016 to holders of record of common stock and common stock equivalents on January 15, 2016.

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

•	competition in the tax preparation market;

•	the effect of federal and state legislation that affects the demand for paid tax preparation, such as the Affordable Care Act and potential immigration reform;

•	our reliance on technology systems, including the deployment of our internally developed LibPro software and electronic communications;

•	our ability to deploy our internally developed LibPro software in a timely manner and with all the features our customers require; and

•	the impact of any acquisitions or dispositions, including our ability to integrate acquisitions and capitalize on their anticipated synergies.

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

•
Interest Income: We earn interest income from our franchisees and ADs related to both indebtedness for the unpaid portions of their franchise fees and AD territory fees, and for other loans we extend to our franchisees related to the operation of their territories. For franchise fees and AD loans upon which the underlying revenue has not been recognized, we recognize the interest income only to the extent of actual payment. We also earn interest on our accounts receivable.

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

Results of Operations
The table below shows results of operations for the three and six months ended October 31, 2015 and 2014.

	Three Months Ended October 31,				Six Months Ended October 31,
			Change				Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)
Total revenue	$7,871	$7,734	$137	2%	$15,394	$15,573	$(179)	(1)%
Loss from operations	(14,048)	(18,216)	4,168	(23)%	(27,922)	(32,239)	4,317	(13)%
Net loss	(9,070)	(11,328)	2,258	(20)%	(17,606)	(19,972)	2,366	(12)%
Revenue. The table below sets forth the components and changes in our revenue for the three and six months ended October 31, 2015 and 2014.

	Three Months Ended October 31,				Six Months Ended October 31,
			Change				Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)
Franchise fees	$906	$1,324	$(418)	(32)%	$1,514	$2,028	$(514)	(25)%
AD fees	1,524	1,649	(125)	(8)%	3,128	3,474	(346)	(10)%
Royalties and advertising fees	1,273	1,199	74	6%	3,018	2,893	125	4%
Financial products	207	200	7	4%	515	657	(142)	(22)%
Interest income	2,309	1,784	525	29%	4,315	3,978	337	8%
Tax preparation fees, net of discounts	339	391	(52)	(13)%	962	906	56	6%
Other revenue	1,313	1,187	126	11%	1,942	1,637	305	19%
Total revenue	$7,871	$7,734	$137	2%	$15,394	$15,573	$(179)	(1)%

For the three months ended October 31, 2015, total revenue was $7.9 million compared to $7.7 million for the same period last year. The increase is largely attributable to a $0.5 million increase in interest income, which was partially offset by a by a decrease in franchise fees of $0.4 million resulting from lower cash collections on both new and prior year sales.

For the six months ended October 31, 2015, total revenue decreased to $15.4 million compared to $15.6 million for the same period last year, representing a $0.2 million decrease. The decrease is primarily due to a decrease in franchise fees of $0.5 million resulting from lower cash collections and a reduction in AD fees of $0.3 million primarily due to the completion of the ten year recognition of AD sales from 2005, offset by increases in interest income of $0.3 million and other revenue of $0.3 million.

Operating expenses.    The table below details the amounts and changes in our operating expenses for the three and six months ended October 31, 2015 and 2014.

	Three Months Ended October 31,				Six Months Ended October 31,
			Change				Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)
Employee compensation and benefits	$8,183	$9,679	$(1,496)	(15)%	$16,816	$18,120	$(1,304)	(7)%
Selling, general, and administrative expenses	8,752	10,339	(1,587)	(15)%	16,512	17,838	(1,326)	(7)%
AD expense	656	924	(268)	(29)%	1,381	1,665	(284)	(17)%
Advertising expense	2,490	2,979	(489)	(16)%	5,100	5,861	(761)	(13)%
Depreciation, amortization, and impairment charges	1,838	2,029	(191)	(9)%	3,507	4,328	(821)	(19)%
Total operating expenses	$21,919	$25,950	$(4,031)	(16)%	$43,316	$47,812	$(4,496)	(9)%

For the three months ended October 31, 2015, total operating expenses were $21.9 million, representing a decrease of $4.0 million compared to the same period last year. The decrease is attributed to a $1.5 million decline in employee compensation and benefits, of which $1.1 million related to a reduction in executive severance costs, and a decline of $1.6 million in selling, general and administrative expenses, primarily related to the tentative settlement of one of our class action cases for $2.1 million in the prior year period that did not recur in fiscal 2016. We also expensed $0.5 million less in advertising expense in the 2016 period, because we have reduced the costs incurred to attract new franchisees.

For the six months ended October 31, 2015, total operating expenses were $43.3 million, representing a decrease of $4.5 million compared to the same period last year. The decrease can be attributed to a $1.3 million decline in employee compensation and benefits, of which $1.2 million is attributable to a reduction in executive severance costs, and to a $1.3 million decline in selling, general and administrative expenses, primarily related to the tentative settlement of one of our class action cases for $2.1 million in the prior year which did not recur in fiscal 2016. Depreciation, amortization and impairment charges also decreased $0.8 million which resulted primarily from the $8.4 million impairment of online software and acquired customer lists recorded in the fourth quarter of fiscal 2015. Advertising expenses declined $0.8 million for the 2016 period because we have reduced the costs incurred to attract new franchisees.

Income tax benefit. We recorded income tax benefits with effective rates of 37.6% and 38.9% during the three and six months ended October 31, 2015, respectively, and 39.7% during both the three and six months ended October 31, 2014. Due to the seasonal nature of our business, we expect the losses we incur through the first eight months of a fiscal year will be more than offset by the results of the last four months.

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

Credit facility. In October 2014, the Company amended its credit facility. The amended credit facility consists of a $21.2 million term loan and a revolving credit facility that currently allows borrowing of up to $203.8 million with an accordion feature that permits the Company to request an increase in availability of up to an additional $50.0 million. Outstanding borrowings accrue interest, which is paid monthly, at a rate of the one-month London Interbank Offered Rate ("LIBOR") plus a margin ranging from 1.50% to 2.25% depending on the Company's leverage ratio. At October 31, 2015 the interest rate was 1.82%. A commitment fee that varies from 0.25% to 0.50% depending on the Company's leverage ratio on the unused portion of the credit facility is paid monthly. The indebtedness is collateralized by substantially all the assets of the Company and both loans mature on April 30, 2019 (except as to the commitments of one lender that has a small balance under the revolving credit facility, which mature on September 30, 2017).

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

We were in compliance with our financial covenants as of October 31, 2015.

Franchisee lending and potential exposure to credit loss. A substantial portion of our cash flow during the year is utilized to provide funding to our franchisees and ADs.  At October 31, 2015, our total balance of loans to franchises and ADs for working capital and equipment loans, representing cash amounts we had advanced to the franchisees and ADs, was $31.5 million. In addition, at that date, our franchisees and ADs together owed us $148.2 million, net of unrecognized revenue of $40.6 million, for amounts representing the unpaid purchase price for franchise territories or areas comprising clusters of territories and other amounts owed to us for royalties and other amounts for which our franchisees and ADs had outstanding payment obligations.

Our actual exposure to potential credit loss associated with franchisee loans is less than the aggregate amount of those loans because a significant portion of those loans are to franchisees located within AD areas, where our AD is ultimately entitled to a substantial portion of the franchise fee and royalty revenues represented by some of these loans. For this reason, the amount of indebtedness of franchisees to us is offset in part by our related payable obligation to ADs with respect to franchise fees and royalties. As of October 31, 2015, the total indebtedness of franchisees to the Company where the franchisee is located in an AD area was $60.5 million, of which $8.1 million of that indebtedness represents amounts ultimately payable to ADs as their share of franchise fees and royalties once cash is received.

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

 The unpaid amounts owed to us from our franchisees and ADs are collateralized by the underlying franchise or area and, when the franchise or area owner is an entity, are generally guaranteed by the related owners of the respective entity. Accordingly, to the extent a franchisee or AD does not satisfy its payment obligations to us, we may repossess the underlying franchise or area in order to resell it in the future. At October 31, 2015, we had an investment in impaired accounts and notes receivable and related interest receivable of approximately $10.2 million. We consider accounts and notes receivable to be impaired if the amounts due exceed the fair value of the underlying franchise and estimate an allowance for doubtful accounts based on that excess. Amounts due include the recorded value of the accounts and notes receivable reduced by the allowance for uncollected interest, amounts due to ADs for their portion of franchisee receivables, any related unrecognized revenue and amounts owed to the franchisee or AD by us. In establishing the fair value of the underlying franchise, we consider net fees of open territories and the number of unopened territories. At October 31, 2015, we have recorded an allowance for doubtful accounts for impaired accounts and notes receivable of $3.9 million. There were no significant concentrations of credit risk with any individual franchisee or AD as of October 31, 2015. We believe our allowance for doubtful accounts as of October 31, 2015 is adequate for our existing loss exposure. We closely monitor the performance of our franchisees and ADs and will adjust our allowances as appropriate if we determine the existing allowances are inadequate to cover estimated losses.

Dividends. We paid our first cash dividend of $0.16 per share for the quarter ended April 30, 2015. Although we have now announced a $0.16 per share quarterly cash dividend and may continue to pay cash dividends in the future, the payment of dividends will be at the discretion of our Board of Directors and will depend, among other things, on our earnings, capital requirements, and financial condition. Our ability to pay dividends will also be subject to compliance with financial covenants that are contained in our credit facility and may be restricted by any future indebtedness that we incur or issuances of preferred stock. In addition, applicable law requires our Board of Directors to determine that we have adequate surplus prior to the declaration of dividends. We cannot provide an assurance that we will continue to pay dividends at any specific level or at all.

Sources and uses of cash

Operating activities. In the first six months of fiscal 2016, we used $3.1 million less cash in our operating activities compared to the same period of fiscal 2015 primarily due to lower tax payments, partially offset by payments of costs related to the class action litigation cases that were accrued in fiscal 2015.

Investing activities. In the first six months of fiscal 2016, we utilized $3.9 million more in cash for investing activities compared to the same period in fiscal 2015. This increase is primarily due to a $6.2 million increase in cash used for operating loans issued to franchisees net of payments received from franchisees. This item was partially offset by a decrease in cash used for the purchase of property, equipment and software as well as a decrease in the purchase of AD rights and company-owned offices.

Financing activities. In the first six months of fiscal 2016, cash from financing activities increased $25.1 million compared to the same period of fiscal 2015, largely due to a $24.2 million decrease in cash used for common stock repurchases, net of proceeds from stock option exercises, an increase in our net borrowings under our revolving credit facility of $5.6 million. These amounts were partially offset by dividend payments of $4.4 million in fiscal 2016 which were not in the fiscal 2015 period as well as $3.7 million less in tax benefit of stock option exercises.

Future cash needs and capital requirements

Operating cash flow needs. We believe our cash from operations and our current credit facility will be sufficient to support our cash flow needs for the foreseeable future. At October 31, 2015, using the leverage ratio applicable under our loan covenants at the end of the quarter, our maximum unused borrowing capacity was $53.6 million.

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

•
The extent to which we repurchase AD areas, which will involve the use of cash in the short-term, but improve cash receipts in future periods from what would have been the AD's share of royalties and franchise fees, and

•	The extent, if any, to which our Board of Directors elects to continue to declare dividends on our common stock.

Effect of our credit facility covenants on our future performance. Our credit facility, which matures on April 30, 2019, imposes several restrictive covenants, including a covenant that requires us to maintain a leverage ratio of not more than 4.5:1 at the end of each fiscal quarter ending January 31 and a leverage ratio of not more than 3:1 at the end of each other fiscal quarter. The higher permitted leverage ratio at the end of the January 31 quarter reflects the fact that as of that date, we have typically extended significant credit to our franchisees for working capital and other needs that is not reflected in revenue that we receive from our franchisees until the period beginning in February each year. At October 31, 2015, our leverage ratio was 1.80:1.

We continue to be obligated under our credit facility to satisfy a fixed charge coverage ratio test which requires that ratio to be not less than 1.50:1 at the end of every fiscal quarter. At October 31, 2015, our fixed charge coverage ratio was 6.13:1.

We were in compliance with the ratio tests described in this section as of October 31, 2015. We expect to be able to manage our cash flow and our operating activities in such a manner that we will continue to be able to satisfy our obligations under the credit facility for the remainder of the term of that facility.

As noted above, although we are subject under our credit facility to a requirement that we reduce the balance of our revolving loan to zero for a period of at least 45 consecutive days each fiscal year, we do not believe that requirement will affect our cash flow or future performance.

Non-GAAP Financial Information. We report our financial results in accordance with GAAP, however, we believe certain non-GAAP performance measures and ratios used in managing the business may provide additional meaningful comparisons between current year results and prior periods. Reconciliations to GAAP financial measures for the three and six months ended October 31, 2015 and 2014 are provided below. These non-GAAP measures should be viewed in addition to, not as an alternative for, our reported GAAP results.

For the three months ended October 31, 2015
	Revenues	Expenses	Loss from Operations	EBITDA	Pre tax Loss	Net Loss	EPS
As Reported	$7,871	$21,919	$(14,048)	$(12,210)	$(14,534)	$(9,070)	$(0.71)

Adjustments:
Executive severance including stock-based compensation	—	—	—	—	—	—	—
Litigation settlements	—	—	—	—	—	—	—
Total adjustments	—	—	—	—	—	—	—
As Adjusted	$7,871	$21,919	$(14,048)	$(12,210)	$(14,534)	$(9,070)	$(0.71)
Stock-based compensation expense excluding severance related expense	$—	$(401)	$401	$401

For the three months ended October 31, 2014
	Revenues	Expenses	Loss from Operations	EBITDA	Pretax Loss	Net Loss	EPS
As Reported	$7,734	$25,950	$(18,216)	$(16,196)	$(18,791)	$(11,328)	$(0.89)

Adjustments:
Executive severance including stock-based compensation	—	(1,134)	1,134	1,134	1,134	684	0.05
Litigation settlements	—	(2,130)	2,130	2,130	2,130	1,284	0.10
Total adjustments	—	(3,264)	3,264	3,264	3,264	1,968	0.15
As Adjusted	$7,734	$22,686	$(14,952)	$(12,932)	$(15,527)	$(9,360)	$(0.74)
Stock-based compensation expense excluding severance related expense	$—	$(420)	$420	$420

For the six months ended October 31, 2015
	Revenues	Expenses	Loss from Operations	EBITDA	Pre tax Loss	Net Loss	EPS
As Reported	$15,394	$43,316	$(27,922)	$(24,440)	$(28,834)	$(17,606)	$(1.38)

Adjustments:
Executive severance including stock-based compensation	—	(413)	413	413	413	252	0.02
Litigation settlements	—	—	—	—	—	—	—
Total adjustments	—	(413)	413	413	413	252	0.02
As Adjusted	$15,394	$42,903	$(27,509)	$(24,027)	$(28,421)	$(17,354)	$(1.36)
Stock-based compensation expense excluding severance related expense	$—	$(774)	$774	$774

For the six months ended October 31, 2014
	Revenues	Expenses	Loss from Operations	EBITDA	Pretax Loss	Net Loss	EPS
As Reported	$15,573	$47,812	$(32,239)	$(27,921)	$(33,116)	$(19,972)	$(1.56)

Adjustments:
Executive severance including stock-based compensation	—	(1,617)	1,617	1,617	1,617	975	0.08
Litigation Settlements	—	(2,130)	2,130	2,130	2,130	1,285	0.09
Total adjustments	—	(3,747)	3,747	3,747	3,747	2,260	0.17
As Adjusted	$15,573	$44,065	$(28,492)	$(24,174)	$(29,369)	$(17,712)	$(1.39)
Stock-based compensation expense excluding severance related expense	$—	$(914)	$914	$914

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

Off Balance Sheet Arrangements

 From time to time, we have been party to interest rate swap agreements. These swaps effectively changed the variable-rate of our credit facility into a fixed rate credit facility. Our most current interest rate swap agreements expired in March 2013 and we were not a party to an interest rate swap agreement at October 31, 2015. We may enter into interest rate swap agreements in the future if we determine that it is appropriate to hedge our interest rate risk.

We also enter into forward contracts to eliminate exposure related to foreign currency fluctuations in connection with the short-term advances we make to our Canadian subsidiary in order to fund personal income tax refund discounting for our

Canadian operations. At October 31, 2015, there were no forward contracts outstanding, but we expect to enter into forward contracts in the future during the Canadian tax season.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks from those reported at April 30, 2015 in our Annual Report on Form 10-K.

ITEM 4
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2015, our disclosure controls and procedures were effective in providing reasonable assurance that information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.
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
ERC class action litigation. We were sued in November 2011 in federal courts in Arkansas, California, Florida, and Illinois, and additional lawsuits were filed in federal courts in January 2012 in Maryland and North Carolina, in February 2012 in Wisconsin, and in May 2012 in New York and Minnesota. In April 2012, a motion to consolidate all of the then-pending cases before a single judge in federal court in the Northern District of Illinois was granted, and in June 2012, the plaintiffs filed a new complaint in the consolidated action. The consolidated complaint alleges that our refund transfer products formerly called electronic refund checks ("ERC") represent a form of refund anticipation loan ("RAL") because the taxpayer is "loaned" the tax preparation fee, and that the refund transfer product is, therefore, subject to federal truth-in-lending disclosure and state law requirements regulating RALs. The plaintiffs also allege disclosure violations related to the ERC fees paid by RAL customers. The plaintiffs, therefore, claim violations of state-specific RAL and other consumer statutes. The lawsuit purports to be a class action, and the plaintiffs allege potential damages in excess of $5.0 million. We appealed to the United States Court of Appeals for the Seventh Circuit a ruling that certain of the plaintiffs’ claims were not subject to arbitration. Following mediation, the parties entered into a settlement agreement in June 2015 pursuant to which we funded the establishment of a settlement fund of $5.3 million, inclusive of settlement administration costs and plaintiffs’ counsel fees. The claims process has begun and following the conclusion of that process we anticipate that the final approval of the trial court will be sought. We have preserved potential claims against a financial product partner that was responsible for the design of a portion of our ERC programs in the years at issue in the cases. We accrued the proposed settlement amount during fiscal 2015.
TCPA class action litigation. We were sued in September 2013 in federal court in Illinois in connection with alleged violations of the Telephone Consumer Protection Act. Plaintiff alleges that we inappropriately made auto dialed telephone calls to cellular telephones, seeks the certification of a nationwide class action, and claims statutory damages of $500-$1,500 per violation. We tendered the defense of this litigation to a third party entity that had contracted with us to solicit potential franchisees, and that third party entity acknowledged its defense and indemnification obligations to us. However, because the third party did not have the financial resources to satisfy its defense and indemnity obligations, we concluded that we could not rely upon the fulfillment of those obligations. In September 2014, the Company and the plaintiffs reached a tentative settlement of this litigation pursuant to which we funded the establishment of a settlement fund of $3.0 million, inclusive of settlement administration costs and plaintiffs’ counsel fees. This settlement received the preliminary approval of the court and notices to class members have been sent, but the settlement remains subject to final court approval. We accrued the proposed settlement amount during fiscal 2015.
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

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuances of unregistered shares of our Class A Common Stock during the quarter ended October 31, 2015.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Our Board of Directors has approved $10 million of authorizations for share repurchases. These authorizations have no specific expiration date and cash proceeds from stock option exercises increase the amount of the authorizations. Shares repurchased from option exercises that are net-share settled by us and shares repurchased in privately negotiated transactions are not considered share repurchases under these authorizations. During the six months ended October 31, 2015, we repurchased shares as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Cash received for stock option exercises (amounts in thousands)	Maximum value of shares that may be purchased under the plan as of month end (amounts in thousands)
May 1 through May 31, 2015	—	$—	—	$110	$6,314
June 1 through June 30, 2015	1,598	24.52	—	124	6,438
July 1 through July 31, 2015	50,011	24.67	50,000	43	5,248
August 1 through August 31, 2015	—	—	—	16	5,264
September 1 through September 30, 2015	14,586	23.12	13,330	51	5,007
October 1 through October 31, 2015	4,440	22.88	4,440	—	4,905
Total	70,635		67,770

ITEM 5
OTHER INFORMATION

On September 2, 2015, we and our subsidiaries entered into a Third Amendment to Revolving Credit and Term Loan Agreement with and among the lenders party thereto and SunTrust Bank, as administrative agent (the “Third Amendment”). The Third Amendment relates to, and was entered into pursuant to, the Revolving Credit and Term Loan Agreement dated as of April 30, 2012, as amended, with and among the lenders party thereto and SunTrust Bank, as administrative agent (the “Credit Agreement”). The purpose of the Third Amendment was to provide for a modification of certain loan covenants and definitions to make clear that the payment of cash dividends to our stockholders is permissible under the Credit Agreement, and will not be included in calculations of our required fixed charge coverage ratio, provided that we are otherwise not in default under the Credit Agreement.

ITEM 6
EXHIBITS

We have filed the following exhibits as part of this report:

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

10.1	Employment agreement for Vanessa Szajnoga dated November 24, 2015	X

31.1	Certification of Chief Executive Officer	X

31.2	Certification of Chief Financial Officer	X

32.1(1)	Section 1350 Certification (Chief Executive Officer)	X

32.2(1)	Section 1350 Certification (Chief Financial Officer)	X

101.INS(2)	XBRL Instance Document	X

101.SCH(2)	XBRL Taxonomy Extension Schema	X

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase	X

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase	X
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

Liberty Tax, Inc. (Registrant)

December 9, 2015	By:	/s/ John T. Hewitt
John T. Hewitt Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

December 9, 2015	By:	/s/ Kathleen E. Donovan
Kathleen E. Donovan Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

10.1	Employment agreement for Vanessa Szajnoga dated November 24, 2015	X

31.1	Certification of Chief Executive Officer	X

31.2	Certification of Chief Financial Officer	X

32.1(1)	Section 1350 Certification (Chief Executive Officer)	X

32.2(1)	Section 1350 Certification (Chief Financial Officer)	X

101.INS(2)	XBRL Instance Document	X

101.SCH(2)	XBRL Taxonomy Extension Schema	X

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase	X

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase	X

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