Form 10-Q
period 2016-01-31
Liberty Tax, Inc.
filed 2016-03-08
CIK 1528930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2016

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

The number of shares outstanding of the registrant’s Class A common stock as of March 1, 2016 was 11,971,808 shares.

The number of shares outstanding of the registrant's Class B common stock as of March 1, 2016 was 900,000 shares.

LIBERTY TAX, INC.

Form 10-Q for the Quarterly Period Ended January 31, 2016

PART I

ITEM 1
FINANCIAL STATEMENTS

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
January 31, 2016, April 30, 2015 and January 31, 2015
(In thousands, except share data)

	January 31, 2016	April 30, 2015	January 31, 2015
Assets	(unaudited)		(unaudited)
Current assets:
Cash and cash equivalents	$1,787	$21,387	$3,150
Receivables:
Accounts receivable	59,865	46,121	50,020
Notes receivable - current	90,858	24,465	76,233
Interest receivable	5,156	1,033	3,989
Allowance for doubtful accounts - current	(5,993)	(5,692)	(5,760)
Total current receivables, net	149,886	65,927	124,482
Assets held for sale	11,164	5,160	5,613
Income taxes receivable	16,303	—	17,434
Deferred income tax asset	3,354	6,921	7,574
Other current assets	21,188	6,470	18,371
Total current assets	203,682	105,865	176,624
Property, equipment, and software, net of accumulated depreciation of $19,825, $18,951 and $12,467, respectively	41,216	36,232	42,615
Notes receivable, non-current	34,374	22,416	29,389
Allowance for doubtful accounts, non-current	(1,338)	(1,663)	(1,339)
Total notes receivables, non-current, net	33,036	20,753	28,050
Goodwill	4,069	3,377	3,185
Other intangible assets, net	13,217	14,672	17,358
Other assets	8,580	3,247	3,973
Total assets	$303,800	$184,146	$271,805
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$5,220	$3,934	$4,107
Accounts payable and accrued expenses	15,506	17,321	27,787
Due to area developers ("ADs")	16,258	24,340	14,980
Income taxes payable	—	2,147	—
Deferred revenue - current	4,413	6,076	6,094
Total current liabilities	41,397	53,818	52,968
Long-term debt, excluding current installments	18,532	21,463	21,778
Revolving credit facility	150,682	—	110,762
Deferred revenue - non-current	7,206	7,640	7,777
Deferred income tax liability	6,049	2,363	6,705
Total liabilities	223,866	85,284	199,990
Commitments and contingencies
Stockholders’ equity:
Special voting preferred stock, $0.01 par value per share, 10 shares authorized, issued and outstanding	—	—	—
Class A common stock, $0.01 par value per share, 21,200,000 shares authorized, 11,969,604, 11,905,156 and 11,785,705 shares issued and outstanding, respectively	120	119	118
Class B common stock, $0.01 par value per share, 1,000,000 shares authorized, 900,000 shares issued and outstanding	9	9	9
Exchangeable shares, $0.01 par value, 1,000,000 shares issued and outstanding	10	10	10
Additional paid-in capital	6,385	4,082	2,049
Accumulated other comprehensive loss, net of taxes	(2,430)	(697)	(1,171)
Retained earnings	75,840	95,339	70,800
Total stockholders’ equity	79,934	98,862	71,815
Total liabilities and stockholders’ equity	$303,800	$184,146	$271,805

See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Three and Nine Months Ended January 31, 2016 and 2015 (unaudited)
(In thousands, except share count and per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2016	2015	2016	2015
Revenue:
Franchise fees	$1,011	$968	$2,526	$2,996
AD fees	1,363	1,592	4,491	5,066
Royalties and advertising fees	25,571	25,457	28,589	28,350
Financial products	17,266	13,370	17,781	14,027
Interest income	3,188	3,222	7,503	7,200
Tax preparation fees, net of discounts	3,843	1,942	4,805	2,848
Other revenue	1,379	1,129	3,320	2,766
Total revenue	53,621	47,680	69,015	63,253
Operating expenses:
Employee compensation and benefits	11,638	10,686	28,454	28,736
Selling, general, and administrative expenses	12,585	12,834	29,097	30,809
AD expense	9,340	9,178	10,722	10,776
Advertising expense	8,972	8,161	14,072	14,022
Depreciation, amortization, and impairment charges	2,118	2,527	5,626	6,855
Total operating expenses	44,653	43,386	87,971	91,198
Income (loss) from operations	8,968	4,294	(18,956)	(27,945)
Other expense:
Foreign currency transaction loss	(14)	(35)	(39)	(45)
Interest expense	(705)	(683)	(1,592)	(1,550)
Income (loss) before income taxes	8,249	3,576	(20,587)	(29,540)
Income tax expense (benefit)	3,511	1,657	(7,717)	(11,487)
Net Income (loss)	4,738	1,919	(12,870)	(18,053)
Less: Net income attributable to participating securities	(343)	(140)	—	—
Net income (loss) attributable to Class A and Class B common stockholders	$4,395	$1,779	$(12,870)	$(18,053)
Earnings (loss) per share of Class A and Class B common stock:
Basic	$0.34	$0.14	$(1.01)	$(1.42)
Diluted	0.34	$0.13	(1.01)	(1.42)

Weighted-average shares outstanding basic	12,795,367	12,679,286	12,794,185	12,742,288
Weighted-average shares outstanding diluted	14,002,356	14,227,163	12,794,185	12,742,288

Dividends declared per share of common stock and common stock equivalents	$0.16	$—	$0.48	$—

See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
Three and Nine Months Ended January 31, 2016 and 2015 (unaudited)
(In thousands)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2016	2015	2016	2015
Net Income (loss)	$4,738	$1,919	$(12,870)	$(18,053)
Unrealized loss on available-for-sale securities, net of taxes of $208, $-, $208 and $-, respectively	(347)	—	(347)	—
Foreign currency translation adjustment	(488)	(1,339)	(1,362)	(1,508)
Forward contracts related to foreign currency exchange rates	(23)	271	(23)	271
Comprehensive income (loss)	$3,880	$851	$(14,602)	$(19,290)

 See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine Months Ended January 31, 2016 and 2015 (unaudited)
(In thousands)

	2016	2015
Cash flows from operating activities:
Net loss	$(12,870)	$(18,053)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	4,589	4,453
Depreciation, amortization, and impairment charges	5,626	6,855
Stock-based compensation expense	1,348	2,002
Gain on bargain purchases and sales of Company-owned offices	(470)	(310)
Deferred tax expense	7,253	144
Changes in accrued income taxes	(18,283)	(27,110)
Changes in other assets and liabilities	(55,476)	(22,202)
Net cash used in operating activities	(68,283)	(54,221)
Cash flows from investing activities:
Issuance of operating loans to franchisees	(81,364)	(74,298)
Payments received on operating loans to franchisees	3,077	16,410
Purchases of AD rights and Company-owned offices	(3,713)	(8,218)
Proceeds from sale of Company-owned offices and AD rights	2,851	3,690
Purchase of available-for-sale securities	(4,999)	—
Purchases of property, equipment and software	(8,685)	(9,532)
Net cash used in investing activities	(92,833)	(71,948)
Cash flows from financing activities:
Proceeds from the exercise of stock options	1,998	10,053
Repurchase of common stock	(1,977)	(35,910)
Dividends paid	(6,629)	—
Repayment of amounts due to former ADs	(2,429)	(4,211)
Repayment of debt	(726)	(949)
Borrowings under revolving credit facility	151,225	136,565
Repayments under revolving credit facility	(543)	(25,803)
Payment for debt issue costs	—	(917)
Tax benefit of stock option exercises	933	4,776
Net cash provided by financing activities	141,852	83,604
Effect of exchange rate changes on cash, net	(336)	(365)
Net decrease in cash and cash equivalents	(19,600)	(42,930)
Cash and cash equivalents at beginning of period	21,387	46,080
Cash and cash equivalents at end of period	$1,787	$3,150

  See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine Months Ended January 31, 2016 and 2015 (unaudited)
(In thousands)

	2016	2015
Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest of $225 and $135, respectively	$974	$948
Cash paid for taxes, net of refunds	2,374	10,849
Accrued capitalized software costs included in accounts payable	292	252
During the nine months ended January 31, 2016 and 2015, the Company acquired certain assets from franchisees, ADs and third parties as follows:
Fair value of assets purchased	$15,087	$16,531
Receivables applied, net of amounts due ADs and related deferred revenue	(9,391)	(5,472)
Bargain purchase gains	(451)	(275)
Notes and accounts payable issued	(1,532)	(2,566)
Cash paid to franchisees and ADs	$3,713	$8,218
During the nine months ended January 31, 2016 and 2015, the Company sold certain assets to franchisees and ADs as follows:
Book value of assets sold	$8,505	$9,868
Gain on sale-revenue deferred	1,688	2,000
Loss on sale - loss recognized	(156)	(125)
Notes received	(7,186)	(8,053)
Cash received from franchisees and ADs	$2,851	$3,690

See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

January 31, 2016 and 2015 (Unaudited)

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

Office Count
The following table shows the U. S. office activity and the number of Canadian and Company-owned offices for the 2016, 2015 and 2014 tax seasons:

	Tax Season
	2016	2015	2014

U.S. Office Locations:
Permanent Office Locations:
Operated during the prior tax season	3,764	3,663	3,816
Offices opened	453	397	289
Offices closed	(257)	(296)	(442)
Operated during the current tax season	3,960	3,764	3,663

Seasonal Office Locations:
Operated during the prior tax season	262	486	427
Offices opened	127	118	334
Offices closed	(178)	(342)	(275)
Operated during the current tax season	211	262	486

Processing Centers	54	43	26
Total U.S. Office locations	4,225	4,069	4,175

Canada office locations	262	259	263

Total office locations	4,487	4,328	4,438

Additional office information:
Company-owned offices	310	182	216
Franchised offices	4,177	4,146	4,222
Total office locations	4,487	4,328	4,438

SiempreTax+ is operating 144 offices during the 2016 tax season compared to 57 during the 2015 season. These offices consist of second offices opened by current franchisees in territories they already owned, conversions of existing Liberty Tax offices and offices opened in new territories.

Territory Sales
During the first nine months of fiscal 2016, we sold approximately 180 new territories, compared to approximately 160 during the same period in fiscal 2015 and 132 in 2014. New territories include territories sold to new franchisees and additional territories sold to existing franchisees.

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
Accounting Pronouncements
In September 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 eliminates the requirement for an acquirer to retrospectively adjust provisional amounts recorded in a business combination to reflect new information about the facts and circumstances that existed as of the acquisition date and that, if known, would have affected measurement or recognition of amounts initially recognized. As an alternative, the amendment requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the financial statements of the period in which adjustments to provisional amounts are determined, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, which means that it will be effective for us in the first quarter of our fiscal year beginning May 1, 2016. Early adoption is permitted. The Company is currently evaluating the impact of our pending adoption of ASU 2015-16 on our consolidated financial statements.

In May 2014 the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” and in August 2015 the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible that more judgment and estimates may be required within the revenue recognition process than are required under present U.S. GAAP. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. The new standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017, which means that it will be effective for us in the first quarter of our fiscal year beginning May 1, 2018. Early adoption of one year prior to the required effective date is permitted. ASU 2014-09 allows adoption using either of two methods: (i) retrospective to each prior reporting period presented, with the option to elect certain practical expedients; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures. The Company is currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.

In November 2015 the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes (Topic 740)," which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as non-current. This ASU is effective for interim and annual periods in fiscal years beginning after December 15, 2016, which means that it will be effective for us in the first quarter of our fiscal year beginning May 1, 2017. The Company is currently evaluating the impact of our pending adoption of ASU 2015-17 on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases," which requires recognition of lease assets and lease liabilities on the balance sheet of lessees. ASU 2016-02 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2018, which for us is the first quarter of our fiscal year beginning May 1, 2019. Early adoption is permitted. ASU 2016-02 requires a modified retrospective transition approach and provides certain optional transition relief. The Company is currently evaluating the effect the adoption of this guidance will have on its consolidated results of operations, financial position and cash flows.

Foreign Operations

Canadian operations contributed $0.3 million and $0.2 million in revenues for the three months ended January 31, 2016 and 2015, respectively and $1.6 million and $1.4 million in revenues for the nine months ended January 31, 2016 and 2015, respectively.

(2) Accounts and Notes Receivable

The Company provides financing to franchisees and ADs for the purchase of franchises, areas, Company-owned offices, and operating loans for working capital and equipment needs. The franchise-related notes generally are payable over five years and the operating loans generally are due within one year. Most notes bear interest at 12%.

Notes and interest receivable are presented in the consolidated balance sheets as follows:

	January 31, 2016	April 30, 2015	January 31, 2015
	(In thousands)
Notes receivable - current	$90,858	$24,465	$76,233
Notes receivable - non-current	34,374	22,416	29,389
Interest	5,156	1,033	3,989
Total notes and interest receivable	$130,388	$47,914	$109,611

Most of the notes receivable are due from the Company's franchisees and ADs and are collateralized by the underlying franchise or AD and, when the franchise or AD is an entity, are guaranteed by the owners of the respective entity. The debtors' ability to repay the notes is dependent upon both the performance of the tax preparation industry as a whole and the individual franchise or AD areas.
Accounts and notes receivable include royalties billed that relate to territories operated by franchisees located in AD territories and a portion of those accounts and notes receivable are payable to the AD. The Company has recorded amounts payable to ADs for their share of these receivables of $16.3 million, $24.3 million, and $15.0 million at January 31, 2016, April 30, 2015 and January 31, 2015, respectively.
Unrecognized revenue relates to the financed portion of franchise fees and AD fees and, in the case of sales of Company-owned offices, the financed portion of gains related to these sales in each case where revenue has not yet been recognized. For franchise fees and gains related to the sale of Company-owned offices, revenue is recognized as note payments are received by the Company. Payments received on AD fee notes receivable generate a corresponding increase in deferred revenue, which is amortized into revenue over the life of the AD contract, historically ten years. The Company recently changed the term of new and renewal AD contracts to six years from ten years and the revenue for new AD contracts will be recognized over that shorter period, subject to the receipt of cash. Unrecognized revenue was $40.7 million, $38.6 million and $42.0 million at January 31, 2016, April 30, 2015 and January 31, 2015, respectively.
At January 31, 2016, the Company had unfunded lending commitments for working capital loans to franchisees and ADs of $10.2 million.

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
Activity in the allowance for doubtful accounts for the three and nine months ended January 31, 2016 and 2015 was as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2016	2015	2016	2015
	(In thousands)
Balance at beginning of period	$8,075	$7,145	$7,355	$6,850
Provision for doubtful accounts	1,192	1,245	4,589	4,453
Write-offs	(1,883)	(1,131)	(4,461)	(4,024)
Foreign currency adjustment	(53)	(160)	(152)	(180)
Balance at end of period	$7,331	$7,099	$7,331	$7,099

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

The allowance for doubtful accounts at January 31, 2016, April 30, 2015 and January 31, 2015, was allocated as follows:

	January 31, 2016	April 30, 2015	January 31, 2015
	(In thousands)
Impaired:
Notes and interest receivable, net of unrecognized revenue	$6,466	$10,921	$6,128
Accounts receivable	4,274	7,634	3,478
Less amounts due to ADs and franchisees	(727)	(1,535)	(416)
Amounts receivable less amounts due to ADs and franchisees	$10,013	$17,020	$9,190

Allowance for doubtful accounts for impaired notes and accounts receivable	$3,693	$6,594	$4,709

Non-impaired:
Notes and interest receivable, net of unrecognized revenue	$123,922	$36,993	$103,483
Accounts receivable	55,591	38,487	46,542
Less amounts due to ADs and franchisees	(16,170)	(25,150)	(15,186)
Amounts receivable less amounts due to ADs and franchisees	$163,343	$50,330	$134,839

Allowance for doubtful accounts for non-impaired notes and accounts receivable	$3,638	$761	$2,390

Total:
Notes and interest receivable, net of unrecognized revenue	$130,388	$47,914	$109,611
Accounts receivable	59,865	46,121	50,020
Less amounts due to ADs and franchisees	(16,897)	(26,685)	(15,602)
Amounts receivable less amounts due to ADs and franchisees	$173,356	$67,350	$144,029

Total allowance for doubtful accounts	$7,331	$7,355	$7,099

The Company’s average investment in impaired notes receivable during the nine months ended January 31, 2016 and 2015 was $8.7 million and $7.3 million, respectively.

Analysis of Past Due Receivables
The breakdown of accounts and notes receivable past due at January 31, 2016 was as follows:

	Past due	Current	Total receivables
	(In thousands)
Accounts receivable	$26,359	$33,506	$59,865
Notes and interest receivable, net of unrecognized revenue	5,988	124,400	130,388
Total accounts, notes and interest receivable	$32,347	$157,906	$190,253

Accounts receivable are considered to be past due if unpaid 30 days after billing and notes receivable are considered past due if unpaid 90 days after the due date, at which time the notes are put on nonaccrual status. The Company’s investment in notes receivable on nonaccrual status was $6.0 million, $9.3 million, and $6.7 million at January 31, 2016, April 30, 2015, and January 31, 2015, respectively. Payments received on notes in non-accrual status are applied to interest income first until the note is current and then to the principal note balance. Accounts receivables unpaid as of April 30 each year often remain unpaid until the following tax season due to the seasonal nature of our operations and franchisees' cash flows. Non-accrual notes that are paid current and expected to remain current are moved back into accrual status during the next annual review.

(3) Investments

During the third quarter of fiscal 2016, the Company purchased a corporate equity security for $5.0 million, which was classified as available-for-sale and reported in other non-current assets. The Company recorded an unrealized loss at January 31, 2016, of $0.3 million, net of taxes, which was reported in the Company's Consolidated Statement of Comprehensive Loss.

(4) Goodwill and Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended January 31, 2016 and 2015 were as follows:

	January 31, 2016	January 31, 2015
	(In thousands)
Balance at beginning of period	$3,377	$2,978
Acquisitions of assets from franchisees	975	330
Disposals and foreign currency changes, net	(283)	(123)
Impairments	—	—
Balance at end of period	$4,069	$3,185
Components of intangible assets were as follows as of January 31, 2016, April 30, 2015 and January 31, 2015:

	January 31, 2016
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Amortizable intangible assets:
Customer lists acquired from unrelated third parties	4 years	$1,027	$(254)	$773
Assets acquired from franchisees:
Customer lists	4 years	1,394	(634)	760
Reacquired rights	2 years	441	(407)	34
AD rights	10 years	16,694	(5,044)	11,650
Total intangible assets		$19,556	$(6,339)	$13,217

	April 30, 2015
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Amortizable intangible assets:
Customer lists acquired from unrelated third parties	4 years	$1,027	$—	$1,027
Assets acquired from franchisees:
Customer lists	4 years	759	(441)	318
Reacquired rights	2 years	559	(473)	86
AD rights	10 years	17,345	(4,104)	13,241
Total intangible assets		$19,690	$(5,018)	$14,672

	January 31, 2015
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Amortizable intangible assets:
Customer lists acquired from unrelated third parties	6 years	$4,816	$(2,038)	$2,778
Assets acquired from franchisees:
Customer lists	4 years	968	(450)	518
Reacquired rights	2 years	785	(397)	388
AD rights	10 years	17,345	(3,671)	13,674
Total intangible assets		$23,914	$(6,556)	$17,358

During the nine months ended January 31, 2016, the Company acquired the assets of U.S. and Canadian franchisees and third parties for $2.2 million. During the nine months ended January 31, 2015, the Company acquired the assets of U.S. and Canadian franchisees for $1.5 million. These acquisitions were accounted for as business combinations. The allocation of the purchase price of assets acquired from franchisees and third parties to intangible assets during the nine months ended January 31, 2016 and 2015 was as follows:

	Nine Months Ended January 31,
	2016	2015
	(In thousands)
Customer lists and reacquired rights	$822	$1,169
Accounts receivable	320	—
Property, equipment, and software	40	—
Goodwill	975	330
Total	$2,157	$1,499

(5) Assets Held For Sale
At the end of the third quarter of fiscal 2016 and 2015, assets acquired from U.S. franchisees were classified as assets held for sale. During the nine months ended January 31, 2016, the Company acquired $11.5 million in assets from U.S. franchisees and third parties that were first accounted for as business combinations, with the value allocated to customer lists and reacquired rights of $5.2 million and goodwill of $6.3 million prior to being recorded as assets held for sale. During the nine months ended January 31, 2015, the Company acquired $6.7 million in assets from U.S. franchisees and third parties that were first accounted for as business combinations, with the value allocated to customer lists and reacquired rights of $3.2 million and goodwill of $3.5 million prior to being recorded as assets held for sale. The acquired businesses are operated as Company-owned offices until a buyer is located and a new franchise agreement is entered into.

Changes in the carrying amount of assets held for sale for the nine months ended January 31, 2016 and 2015 were as follows:

	Nine Months Ended January 31,
	2016	2015
	(In thousands)
Balance at beginning of period	$5,160	$4,413
Reacquired, acquired from third parties, and other	11,820	6,656
Dispositions	(5,816)	(5,456)
Balance at end of period	$11,164	$5,613

(6) Debt

The Company has an amended credit facility that consists of a $21.2 million term loan and a revolving credit facility that currently allows borrowing of up to $203.8 million with an accordion feature that permits the Company to request an increase in availability of up to an additional $50.0 million. Outstanding borrowings accrue interest which is paid monthly at a rate of the one-month London Interbank Offered Rate ("LIBOR") plus a margin ranging from 1.50% to 2.25% depending on the Company’s leverage ratio. At January 31, 2016 and 2015, the interest rate was 2.05% and 1.79%, respectively and the average interest rate paid during the nine months ended January 31, 2016 and 2015 was 1.84% and 1.78%, respectively. The indebtedness is collateralized by substantially all the assets of the Company and both loans mature on April 30, 2019 (except as to the commitments of one lender that has a small balance under the revolving credit facility, which mature on September 30, 2017).  The credit facility contains certain financial covenants that the Company must meet, including leverage and fixed-charge coverage ratios as well as minimum net worth requirements. In addition, the Company must reduce the outstanding balance under its revolving loan to zero for a period of at least 45 consecutive days each fiscal year. The Company was in compliance with the financial covenants at January 31, 2016.
Debt at January 31, 2016, April 30, 2015, and January 31, 2015 consisted of the following:

	January 31, 2016	April 30, 2015	January 31, 2015
	(In thousands)
Credit Facility:
Revolver	$150,682	$—	$110,762
Term loan	19,789	20,453	20,984
	170,471	20,453	131,746
Amounts due to former ADs and mortgages	3,963	4,944	4,901
	174,434	25,397	136,647
Less: current portion	(5,220)	(3,934)	(4,107)
Long-term debt	$169,214	$21,463	$132,540

(7) Forward Contracts Related to Foreign Currency Exchange Rates

In connection with short-term advances made to its Canadian subsidiary related to personal income tax refund discounting, the Company periodically enters into forward contracts to eliminate the exposure related to foreign currency fluctuations. Under the terms of the forward currency contracts, the exchange rate for repayments is fixed at the time an advance is made and the advances are repaid prior to April 30 of the fiscal year of the advance. These forward contracts are designated as cash flow hedges. At January 31, 2016, the fair value of foreign currency contracts included in other liabilities was $23 thousand and at January 31, 2015, the fair value of foreign currency contracts included in other assets was $271 thousand. The Company had no outstanding forward contracts at April 30, 2015.

(8) Income Taxes

The Company computes its provision for, or benefit from, income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.

(9) Stockholders’ Equity

Stockholders' Equity Activity
During the nine months ended January 31, 2016 and 2015, activity in stockholders’ equity was as follows:

	Nine Months Ended January 31,
	2016	2015
	(in thousands, except for share amounts)
Class A common shares issued from the exercise of stock options	132,510	629,633
Class A common shares issued from the vesting of restricted stock and as Board of Directors compensation	14,293	17,495
Proceeds from exercise of stock options	$1,998	$10,053
Stock-based compensation expense	$1,348	$2,002
Class A common shares repurchased	82,355	1,270,661
Payments for repurchased shares	$1,977	$35,910
Tax benefit of stock option exercises	$933	$4,776
Dividends declared	$6,629	$—

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss at January 31, 2016, April 30, 2015 and January 31, 2015 were as follows.

	January 31, 2016	April 30, 2015	January 31, 2015
	(In thousands)
Foreign currency adjustment	$(2,060)	$(697)	$(1,442)
Unrealized loss on available-for-sale securities, net of taxes of $208, $-, and $-, respectively	(347)	—	—
Forward contracts related to foreign currency exchange rates	(23)	—	271
Total accumulated other comprehensive loss	$(2,430)	$(697)	$(1,171)

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

The computation of basic and diluted net income (loss) per share for the three and nine months ended January 31, 2016 and 2015 is as follows:

	Three Months Ended January 31, 2016		Three Months Ended January 31, 2015
	Class A	Class B	Class A	Class B
	Common Stock	Common Stock	Common Stock	Common Stock
	(in thousands, except for share and per share amounts)		(in thousands, except for share and per share amounts)
Basic net income per share:
Numerator
Allocation of undistributed income	$4,405	$333	$1,783	$136
Amounts allocated to participating securities:
Exchangeable shares	(319)	(24)	(130)	(10)
Net income attributable to common stockholders	$4,086	$309	$1,653	$126
Denominator
Weighted-average common shares outstanding	11,895,367	900,000	11,779,286	900,000

Basic net income per share	$0.34	$0.34	$0.14	$0.14

Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$4,086	$309	$1,653	$126
Reallocation of undistributed earnings as a result of assumed conversion of:
Class B common stock to Class A common stock	309	—	126	—
Exchangeable shares to Class A common stock	343	—	140	—
	$4,738	$309	$1,919	$126
Denominator
Number of shares used in basic computation	11,895,367	900,000	11,779,286	900,000
Weighted-average effect of dilutive securities
Class B common stock to Class A common stock	900,000	—	900,000	—
Exchangeable shares to Class A common stock	1,000,000	—	1,000,000	—
Employee stock options	206,989	13,504	547,877	36,046
	14,002,356	913,504	14,227,163	936,046

Diluted net income per share	$0.34	$0.34	$0.13	$0.13

Diluted net income per share above excludes the impact of shares of potential common stock from the exercise of options to purchase 492,611 and 140,416 shares for the three months ended January 31, 2016 and 2015, respectively, because the effect would be anti-dilutive. These options are excluded because their exercise price exceeds the average market price of the Company's stock for each respective period.

	Nine Months Ended January 31, 2016		Nine Months Ended January 31, 2015
	Class A	Class B	Class A	Class B
	Common Stock	Common Stock	Common Stock	Common Stock
	(in thousands, except for share and per share amounts)		(in thousands, except for share and per share amounts)
Basic and diluted net loss per share:
Numerator
Allocation of undistributed losses	$(11,965)	$(905)	$(16,778)	$(1,275)
Denominator
Weighted-average common shares outstanding	11,894,185	900,000	11,842,288	900,000

Basic and diluted net loss per share	$(1.01)	$(1.01)	$(1.42)	$(1.42)

Diluted net loss per share above excludes the impact of shares of potential common stock from the exercise of options to purchase 1,073,332 and 1,160,106 shares for the nine months ended January 31, 2016 and 2015, respectively, because the effect would be anti-dilutive. These options are excluded because the Company has a net loss for each respective periods.

(10) Stock Compensation Plans

Stock Options

The Company has an equity and cash incentive plan, for the issuance of up to 2,500,000 shares of Class A common stock in which employees and outside directors are eligible to receive awards. At January 31, 2016, 1,380,602 shares of Class A common stock remain available for grant. There were 200,387 options granted during the nine months ended January 31, 2016.
Stock option activity during the nine months ended January 31, 2016 was as follows:

	Number of options	Weighted average exercise price
Balance at beginning of period	1,343,559	$19.28
Granted	200,387	22.95
Exercised	(132,510)	15.09
Expired or forfeited	(150,490)	24.39
Balance at end of period	1,260,946	19.70

Intrinsic value is defined as the market value of the stock less the cost to exercise. The total intrinsic value of options exercised during the nine months ended January 31, 2016 was $0.7 million. The total intrinsic value of stock options outstanding at January 31, 2016 was $4.4 million. Stock options vest from six months to five years from the date of grant and expire from four to five years after the vesting date.
Nonvested stock options activity during the nine months ended January 31, 2016 was as follows:

	Nonvested options	Weighted average exercise price
Balance at beginning of period	385,416	$27.56
Granted	200,387	22.95
Vested	(53,750)	33.57
Forfeited	(50,000)	33.79
Balance at end of period	482,053	24.33

At January 31, 2016, unrecognized compensation costs related to nonvested stock options were $2.4 million. These costs are expected to be recognized through fiscal 2021.
The following table summarizes information about stock options outstanding and exercisable at January 31, 2016:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of shares outstanding	Weighted average exercise price	Weighted average remaining contractual life (in years)	Number of options exercisable	Weighted average exercise price

$10.50	9,650	$10.50	0.2	9,650	$10.50
15.00	515,617	15.00	1.8	515,617	15.00
16.38 - 19.75	264,876	17.94	3.9	189,876	17.89
22.18 - 29.48	405,387	24.83	5.9	35,000	26.18
33.38 - 33.79	65,416	33.38	5.8	28,750	33.38
	1,260,946	19.70		778,893	16.83

Restricted Stock Units

Restricted stock activity during the nine months ended January 31, 2016 was as follows:

	Number of Restricted stock units	Weighted average fair value at grant date
Balance at beginning of period	28,929	$30.63
Granted	32,056	23.06
Vested	(13,394)	27.99
Forfeited	(3,798)	28.46
Balance at end of period	43,793	26.09

At January 31, 2016, unrecognized compensation costs related to restricted stock units were $0.7 million. These costs are expected to be recognized through fiscal 2019.

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

The Company measures or monitors certain of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for those assets and liabilities for which fair value is the primary basis of accounting. Other assets and liabilities are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The following tables present, at January 31, 2016, April 30, 2015 and January 31, 2015, for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis (in thousands):

	January 31, 2016
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Recurring:
Available-for-sale equity security	$4,444	$4,444	$—	$—
Forward contract related to foreign currency exchange rates	23	—	23	—
Nonrecurring:
Impaired accounts and notes receivable	8,525	—	—	8,525
Total recurring and nonrecurring assets	$12,992	$4,444	$23	$8,525

	April 30, 2015
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Recurring:
Cash equivalents	$16,975	$16,975	$—	$—
Nonrecurring:
Impaired accounts and notes receivable	11,961	—	—	11,961
Impaired online software	1,253	—	—	1,253
Impaired acquired online customer lists	1,027	—	—	1,027
Impaired goodwill	224	—	—	224
Impaired reacquired rights	79	—	—	79
Impaired customer lists	126	—	—	126
Assets held for sale	5,160	—	—	5,160
Total nonrecurring assets	19,830	—	—	19,830
Total recurring and nonrecurring assets	$36,805	$16,975	$—	$19,830

	January 31, 2015
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Recurring:
Forward contracts related to foreign currency exchange rates	$271	$—	$271	$—
Nonrecurring:
Impaired accounts and notes receivable	4,897	—	—	4,897
Total recurring and nonrecurring assets	$5,168	$—	$271	$4,897

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of level 1 or 2 requiring fair value measurements for each of the nine months ended January 31, 2016 and 2015.

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

(12) Related Party Transactions
The Company considers directors and their affiliated companies as well as executive officers and members of their immediate family to be related parties. Although the Company did not have any stock transactions with related parties during the nine months ended January 31, 2016, during the nine months ended January 31, 2015 the Company repurchased 993,852 shares of stock for a value of $26.6 million from related parties.
The Company has entered into a multi-year contract to purchase a license for the use of Canadian tax software at a price of $0.7 million from a company in which it has an investment accounted for under the equity method. One of the members of the Company's Board of Directors is affiliated with the company providing this service.
The Company has entered into an agreement to purchase the right to distribute cloud and mobile accounting solutions to its franchisees. Payments were made for this service of $250 thousand during fiscal 2015 and $14 thousand during the nine months ended January 31, 2016. One of the members of the Company's Board of Directors is affiliated with the company providing this service.

(13) Commitments and Contingencies

In the ordinary course of operations, the Company may become a party to legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on the Company's business, financial condition, cash flows, or results of operations except as provided below.
ERC class action litigation. The Company was sued in November 2011 in federal courts in Arkansas, California, Florida, and Illinois, and additional lawsuits were filed in federal courts in January 2012 in Maryland and North Carolina, in February 2012 in Wisconsin, and in May 2012 in New York and Minnesota. In April 2012, a motion to consolidate all of the then-pending cases before a single judge in federal court in the Northern District of Illinois was granted, and in June 2012, the plaintiffs filed a new complaint in the consolidated action. The consolidated complaint alleges that the Company's refund transfer products formerly called electronic refund checks ("ERC") represent a form of refund anticipation loan ("RAL") because the taxpayer is "loaned" the tax preparation fee, and that the refund transfer product is, therefore, subject to federal truth-in-lending disclosure and state law requirements regulating RALs. The plaintiffs also allege disclosure violations related to the ERC fees paid by RAL customers. The plaintiffs, therefore, claim violations of state-specific RAL and other consumer statutes. The lawsuit purports to be a class action, and the plaintiffs allege potential damages in excess of $5.0 million. The Company appealed to the United States Court of Appeals for the Seventh Circuit a ruling that certain of the plaintiffs’ claims were not subject to arbitration. Following mediation, the parties entered into a settlement agreement in June 2015 pursuant to which the Company has funded the establishment of a settlement fund of $5.3 million, inclusive of settlement administration costs and plaintiffs’ counsel fees. The claims process is complete and the trial court approved the final settlement agreement on January 7, 2016, with final judgment being entered on January 8, 2016. The Company has preserved potential claims against a financial product partner that was responsible for the design of a portion of the ERC programs in the years at issue in the cases. The Company accrued the proposed settlement amount during fiscal 2015.
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

(14) Subsequent Event

On March 4, 2016, the Board of Directors approved a quarterly cash dividend to shareholders of $0.16 per share payable on April 22, 2016 to holders of record of common stock and common stock equivalents on April 12, 2016.

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

From 2001 through 2016, we grew our number of tax offices from 508 to 4,487. See Note 1 "Description of Business and Summary of Significant Accounting Policies" in the notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015 for detail of the U.S. office activity and the number of Canadian and Company-owned offices for the years ended April 30, 2015, 2014, and 2013.

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

•
Financial Products: We offer two types of tax settlement financial products: refund transfer products, which involve providing a means by which a customer may receive his or her refund more quickly and conveniently, and refund-based advance loan. We earn fees for the arranging of the sale of these financial products.

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

Results of Operations
The table below shows results of operations for the three and nine months ended January 31, 2016 and 2015.

	Three Months Ended January 31,				Nine Months Ended January 31,
			Change				Change
	2016	2015	$	%	2016	2015	$	%
(dollars in thousands)
Total revenue	$53,621	$47,680	$5,941	12%	$69,015	$63,253	$5,762	9%
Income (loss) from operations	8,968	4,294	4,674	109%	(18,956)	(27,945)	8,989	(32)%
Net Income (loss)	4,738	1,919	2,819	147%	(12,870)	(18,053)	5,183	(29)%
Revenue. The table below sets forth the components and changes in our revenue for the three and nine months ended January 31, 2016 and 2015.

	Three Months Ended January 31,				Nine Months Ended January 31,
			Change				Change
	2016	2015	$	%	2016	2015	$	%
(dollars in thousands)
Franchise fees	$1,011	$968	$43	4%	$2,526	$2,996	$(470)	(16)%
AD fees	1,363	1,592	(229)	(14)%	4,491	5,066	(575)	(11)%
Royalties and advertising fees	25,571	25,457	114	—%	28,589	28,350	239	1%
Financial products	17,266	13,370	3,896	29%	17,781	14,027	3,754	27%
Interest income	3,188	3,222	(34)	(1)%	7,503	7,200	303	4%
Tax preparation fees, net of discounts	3,843	1,942	1,901	98%	4,805	2,848	1,957	69%
Other revenue	1,379	1,129	250	22%	3,320	2,766	554	20%
Total revenue	$53,621	$47,680	$5,941	12%	$69,015	$63,253	$5,762	9%

For the three months ended January 31, 2016, total revenue was $53.6 million compared to $47.7 million for the same period last year, or an increase of $5.9 million. The increase was mostly due to a $3.9 million increase in financial products due to fees charged for our new refund-based advance loan product and an increase in the average fee charged for our refund transfer product. In addition our tax preparation fees increased $1.9 million due to the increase in the number of Company-owned offices operated in fiscal 2016.

For the nine months ended January 31, 2016, total revenue increased to $69.0 million compared to $63.3 million for the same period last year, or an increase of $5.8 million. This increase was driven primarily by an increase of $3.8 million in financial products due fees charged for our new refund-based advance loan product and an increase in the average fee charged for our refund transfer product. Tax preparation fees also increased $2.0 million due to the increase in the number of Company-owned offices operated in fiscal 2016. These increases were partially offset by a decrease of $0.6 million in AD fees due to the completion of the ten year recognition of AD sales from 2005.

Franchise fee revenue is recognized as cash is received, which is subject to volatility due to the timing of receipts. Cash received in a period includes payments for sales made in prior periods that were financed with notes receivable. Although we sold more territories in the three months ended January 31, 2016 than in the three months ended January 31, 2015 and more territories in the nine months ended January 31, 2016 than in the comparable period for fiscal 2015, franchise fee revenue was flat for the three months ended January 31, 2016 compared to same period last year and declined $0.5 million for the nine months ended January 31, 2016 compared to the same period last year, due to receiving fewer note payments in fiscal 2016 than in fiscal 2015.

Operating expenses.    The table below details the amounts and changes in our operating expenses for the three and nine months ended January 31, 2016 and 2015.

	Three Months Ended January 31,				Nine Months Ended January 31,
			Change				Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)
Employee compensation and benefits	$11,638	$10,686	$952	9%	$28,454	$28,736	$(282)	(1)%
Selling, general, and administrative expenses	12,585	12,834	(249)	(2)%	29,097	30,809	(1,712)	(6)%
AD expense	9,340	9,178	162	2%	10,722	10,776	(54)	(1)%
Advertising expense	8,972	8,161	811	10%	14,072	14,022	50	—%
Depreciation, amortization, and impairment charges	2,118	2,527	(409)	(16)%	5,626	6,855	(1,229)	(18)%
Total operating expenses	$44,653	$43,386	$1,267	3%	$87,971	$91,198	$(3,227)	(4)%

For the three months ended January 31, 2016, total operating expenses were $44.7 million, representing an increase of $1.3 million compared to the same period last year. We had an increase in employee compensation and benefits of $1.0 million due primarily to an increase in the number of Company-owned offices operated in fiscal 2016. We had an increase of $0.8 million in advertising costs caused by the allocation of a greater amount of advertising resources into the third quarter of fiscal 2016 as compared to fiscal 2015. These increases were partially offset by a decline of $0.4 million in depreciation, amortization, and impairment charges, which resulted primarily from the $8.4 million impairment of online software and acquired customer lists recorded in the fourth quarter of fiscal 2015.

For the nine months ended January 31, 2016, total operating expenses were $88.0 million, representing a decrease of $3.2 million compared to the same period last year. The decrease can be attributed to a $0.3 million decline in employee compensation and benefits, of which $1.2 million is attributable to a reduction in executive severance costs partially offset by an increase of $1.0 million due primarily to an increase in the number of Company-owned offices operated in fiscal 2016. Further, we had a decline in selling, general and administrative costs of $1.7 million, primarily related to the tentative settlement of our class action cases for $6.2 million in the prior year which did not recur in fiscal 2016, partially offset by an increase in costs to provide financial products of $2.4 million and an increase of $1.6 million in rent and other costs due primarily to an increase in the number of Company-owned offices operated in fiscal 2016. Depreciation, amortization and impairment charges decreased $1.2 million, which resulted primarily from the $8.4 million impairment of online software and acquired customer lists recorded in the fourth quarter of fiscal 2015.

Income tax benefit. We recorded income tax benefits with effective rates of 42.6% and 46.3% during the three month ended January 31, 2016 and 2015, respectively and 37.5% and 38.9% during the nine months ended January 31, 2016 and 2015, respectively. Favorable permanent differences and/or discrete tax items during the third quarter of both fiscal 2016 and 2015, combined with the seasonal nature of our business, resulted in our quarterly effective tax rate being significantly different than the effective tax rate for the year-to-date period.

Liquidity and Capital Resources

Overview of factors affecting our liquidity

Seasonality of cash flow. Our tax return preparation business is seasonal, and most of our revenues and cash flow are generated during the period from late January through April 30. Following each tax season, from May 1 through late January of the following year, we rely significantly on excess operating cash flow from the previous season, from cash payments made by franchisees and ADs who purchase new territories and areas prior to the next tax season, and on the use of our credit facility to fund our operating expenses and invest in the future growth of our business. Our business has historically generated a strong operating cash flow on an annual basis. We devote a significant portion of our resources during the off season to finance the working capital needs of our franchisees. We have also incurred significant expenditures in the development of our LibPro tax software and anticipate spending approximately $4.8 million related to this project during fiscal 2016.

Credit facility. In October 2014, the Company amended its credit facility. The amended credit facility consists of a $21.2 million term loan and a revolving credit facility that currently allows borrowing of up to $203.8 million with an accordion feature that permits the Company to request an increase in availability of up to an additional $50.0 million. Outstanding borrowings accrue interest, which is paid monthly, at a rate of the one-month London Interbank Offered Rate ("LIBOR") plus a margin ranging from 1.50% to 2.25% depending on the Company's leverage ratio. At January 31, 2016 the interest rate was 2.05%. A commitment fee that varies from 0.25% to 0.50% depending on the Company's leverage ratio on the unused portion of the credit facility is paid monthly. The indebtedness is collateralized by substantially all the assets of the Company and both loans mature on April 30, 2019 (except as to the commitments of one lender that has a small balance under the revolving credit facility, which mature on September 30, 2017).

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

We were in compliance with our financial covenants as of January 31, 2016.

Franchisee lending and potential exposure to credit loss. A substantial portion of our cash flow during the year is utilized to provide funding to our franchisees and ADs.  At January 31, 2016, our total balance of loans to franchises and ADs for working capital and equipment loans, representing cash amounts we had advanced to the franchisees and ADs, was $81.3 million. In addition, at that date, our franchisees and ADs together owed us $105.9 million, net of unrecognized revenue of $40.7 million, for amounts representing the unpaid purchase price for franchise territories or areas comprising clusters of territories and other amounts owed to us for royalties and other amounts for which our franchisees and ADs had outstanding payment obligations.

Our actual exposure to potential credit loss associated with franchisee loans is less than the aggregate amount of those loans because a significant portion of those loans are to franchisees located within AD areas, where our AD is ultimately entitled to a substantial portion of the franchise fee and royalty revenues represented by some of these loans. For this reason, the amount of indebtedness of franchisees to us is offset in part by our related payable obligation to ADs with respect to franchise fees and royalties. As of January 31, 2016, the total indebtedness of franchisees to the Company where the franchisee is located in an AD area was $121.6 million, of which $16.3 million of that indebtedness represents amounts ultimately payable to ADs as their share of franchise fees and royalties once cash is received.

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

 The unpaid amounts owed to us from our franchisees and ADs are collateralized by the underlying franchise or area and, when the franchise or area owner is an entity, are generally guaranteed by the related owners of the respective entity. Accordingly, to the extent a franchisee or AD does not satisfy its payment obligations to us, we may repossess the underlying franchise or area in order to resell it in the future. At January 31, 2016, we had an investment in impaired accounts and notes receivable and related interest receivable of approximately $10.0 million. We consider accounts and notes receivable to be impaired if the amounts due exceed the fair value of the underlying franchise and estimate an allowance for doubtful accounts based on that excess. Amounts due include the recorded value of the accounts and notes receivable reduced by the allowance for uncollected interest, amounts due to ADs for their portion of franchisee receivables, any related unrecognized revenue and amounts owed to the franchisee or AD by us. In establishing the fair value of the underlying franchise, we consider net fees of open territories and the number of unopened territories. At January 31, 2016, we have recorded an allowance for doubtful accounts for impaired accounts and notes receivable of $3.7 million. There were no significant concentrations of credit risk with any individual franchisee or AD as of January 31, 2016. We believe our allowance for doubtful accounts as of January 31, 2016 is adequate for our existing loss exposure. We closely monitor the performance of our franchisees and ADs and will adjust our allowances as appropriate if we determine the existing allowances are inadequate to cover estimated losses.

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

Sources and uses of cash

Operating activities. In the first nine months of fiscal 2016, we used $14.1 million more cash in our operating activities compared to the same period of fiscal 2015. This increase is primarily due to

•
The IRS paid refunds later in fiscal 2016 than in fiscal 2015, which resulted in a decline in the amount of payments received from our franchisees as a consequence of our inability to intercept tax preparation and other fees payable to our franchisees.

•	The payment of $8.3 million in fiscal 2016 related to the class action litigation cases that had been accrued in fiscal 2015, that did not recur in 2016.

•	Those amounts were offset by lower tax payments in fiscal 2016.

Investing activities. In the first nine months of fiscal 2016, we utilized $20.9 million more in cash for investing activities compared to the same period in fiscal 2015. This increase is primarily due to

•
A $20.4 million increase in cash used for operating loans issued to franchisees net of payments received from franchisees, due primarily to the IRS having paid refunds later in fiscal 2016 than in fiscal 2015, which resulted in a decline in the amount of payments received for operating loans due us as a consequence of our inability to intercept tax preparation and other fees payable to our franchisees.

•	A $5.0 million purchase of an available-for-sale corporate equity security.

•	These items were partially offset by a decrease in cash used for the purchase of AD rights and Company-owned offices.

Financing activities. In the first nine months of fiscal 2016, cash from financing activities increased $58.2 million compared to the same period of fiscal 2015, largely due to

•	A $25.9 million decrease in cash used for common stock repurchases, net of proceeds from stock option exercises

•
A $39.9 million increase in our net borrowings under our revolving facility. This increase was primarily due to the IRS having paid refunds later in fiscal 2016 than in fiscal 2015, which resulted in a decline in the amount of payments made on our revolving credit facility as a consequence of our inability to intercept tax preparation and other fees payable to our franchisees.

•	These amounts were partially offset by dividend payments of $6.6 million in fiscal 2016 which were not in the fiscal 2015 period as well as $3.8 million less in tax benefit of stock option exercises.

Future cash needs and capital requirements

Operating cash flow needs. We believe our cash from operations and our current credit facility will be sufficient to support our cash flow needs for the foreseeable future. At January 31, 2016, using the leverage ratio applicable under our loan covenants at the end of the quarter, our maximum unused borrowing capacity was $27.4 million.

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

Several factors could affect our cash flow in future periods, including the following:

•	The extent to which we extend additional operating financing to our franchisees and ADs, beyond the levels of prior periods,

•	The extent and timing of remaining expenditures related to our LibPro tax software,

•	The cash flow effects of stock option exercises,

•	The extent to which we engage in stock repurchases,

•	Our ability to generate fee and other income related to tax settlement products in light of regulatory pressures on us and our business partners,

•
The extent to which we repurchase AD areas, which will involve the use of cash in the short-term, but improve cash receipts in future periods from what would have been the AD's share of royalties and franchise fees, and

•	The extent, if any, to which our Board of Directors elects to continue to declare dividends on our common stock.

Effect of our credit facility covenants on our future performance. Our credit facility, which matures on April 30, 2019, imposes several restrictive covenants, including a covenant that requires us to maintain a leverage ratio of not more than 4.5:1 at the end of each fiscal quarter ending January 31 and a leverage ratio of not more than 3.0:1 at the end of each other fiscal quarter. The higher permitted leverage ratio at the end of the January 31 quarter reflects the fact that as of that date, we have typically extended significant credit to our franchisees for working capital and other needs that is not reflected in revenue that we receive from our franchisees until the period beginning in February each year. At January 31, 2016, our leverage ratio was 3.9:1.

We continue to be obligated under our credit facility to satisfy a fixed charge coverage ratio test which requires that ratio to be not less than 1.50:1 at the end of every fiscal quarter. At January 31, 2016, our fixed charge coverage ratio was 5.5:1.

We were in compliance with the ratio tests described in this section as of January 31, 2016. We expect to be able to manage our cash flow and our operating activities in such a manner that we will continue to be able to satisfy our obligations under the credit facility for the remainder of the term of that facility.

As noted above, although we are subject under our credit facility to a requirement that we reduce the balance of our revolving loan to zero for a period of at least 45 consecutive days each fiscal year, we do not believe that requirement will affect our cash flow or future performance.

Non-GAAP Financial Information. We report our financial results in accordance with GAAP; however, we believe certain non-GAAP performance measures and ratios used in managing the business may provide additional meaningful comparisons between current year results and prior periods. Reconciliations to GAAP financial measures for the three and nine months ended January 31, 2016 and 2015 are provided below. These non-GAAP measures should be viewed in addition to, not as an alternative for, our reported GAAP results.

Three Months Ended January 31, 2016
	Revenues	Expenses	Income from Operations	EBITDA	Pre tax Income	Net Income	Diluted EPS
As Reported	$53,621	$44,653	$8,968	$11,072	$8,249	$4,738	0.34

Adjustments:
Litigation settlements	—	—	—	—	—	—	—
Total adjustments	—	—	—	—	—	—	—
As Adjusted	$53,621	$44,653	$8,968	$11,072	$8,249	$4,738	$0.34
Stock-based compensation expense excluding severance related expense	$—	$(482)	$482	$482

Three Months Ended January 31, 2015
	Revenues	Expenses	Income from Operations	EBITDA	Pretax Income	Net Income	Diluted EPS
As Reported	$47,680	$43,386	$4,294	$6,786	$3,576	$1,919	$0.13

Adjustments:
Litigation settlements	—	(4,066)	4,066	4,066	4,066	2,182	0.16
Total adjustments	—	(4,066)	4,066	4,066	4,066	2,182	0.16
As Adjusted	$47,680	$39,320	$8,360	$10,852	$7,642	$4,101	$0.29
Stock-based compensation expense excluding severance related expense	$—	$(494)	$494	$494

Nine Months Ended January 31, 2016
	Revenues	Expenses	Loss from Operations	EBITDA	Pre tax Loss	Net Loss	Basic and Diluted EPS
As Reported	$69,015	$87,971	$(18,956)	$(13,369)	$(20,587)	$(12,870)	$(1.01)

Adjustments:
Executive severance including stock-based compensation	—	(413)	413	413	413	258	0.02
Litigation settlements	—	—	—	—	—	—	—
Total adjustments	—	(413)	413	413	413	258	0.02
As Adjusted	$69,015	$87,558	$(18,543)	$(12,956)	$(20,174)	$(12,612)	$(0.99)
Stock-based compensation expense excluding severance related expense	$—	$(1,256)	$1,256	$1,256

Nine Months Ended January 31, 2015
	Revenues	Expenses	Loss from Operations	EBITDA	Pretax Loss	Net Loss	Basic and Diluted EPS
As Reported	$63,253	$91,198	$(27,945)	$(21,135)	$(29,540)	$(18,053)	$(1.42)

Adjustments:
Executive severance including stock-based compensation	—	(1,617)	1,617	1,617	1,617	988	0.08
Litigation Settlements	—	(6,196)	6,196	6,196	6,196	3,787	0.30
Total adjustments	—	(7,813)	7,813	7,813	7,813	4,775	0.38
As Adjusted	$63,253	$83,385	$(20,132)	$(13,322)	$(21,727)	$(13,278)	$(1.04)
Stock-based compensation expense excluding severance related expense	$—	$(1,408)	$1,408	$1,408

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

Off Balance Sheet Arrangements

 From time to time, we have been party to interest rate swap agreements. These swaps effectively changed the variable-rate of our credit facility into a fixed rate credit facility. Our most recent interest rate swap agreements expired in March 2013 and we were not a party to any interest rate swap agreement at January 31, 2016. We may enter into interest rate swap agreements in the future if we determine that it is appropriate to hedge our interest rate risk.

We also enter into forward contracts to eliminate exposure related to foreign currency fluctuations in connection with the short-term advances we make to our Canadian subsidiary in order to fund personal income tax refund discounting for our Canadian operations. At January 31, 2016, the fair value of forward contracts outstanding was $23 thousand, which was included in other liabilities.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks from those reported at April 30, 2015 in our Annual Report on Form 10-K.

ITEM 4
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of January 31, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2016, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.
Changes in Internal Control over Financial Reporting

During our most recent fiscal quarter ended January 31, 2016, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1
LEGAL PROCEEDINGS

In the ordinary course of operations, we may become a party to legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on our business, financial condition, cash flows, or results of operations, except as provided below.
ERC class action litigation. We were sued in November 2011 in federal courts in Arkansas, California, Florida, and Illinois, and additional lawsuits were filed in federal courts in January 2012 in Maryland and North Carolina, in February 2012 in Wisconsin, and in May 2012 in New York and Minnesota. In April 2012, a motion to consolidate all of the then-pending cases before a single judge in federal court in the Northern District of Illinois was granted, and in June 2012, the plaintiffs filed a new complaint in the consolidated action. The consolidated complaint alleges that our refund transfer products formerly called electronic refund checks ("ERC") represent a form of refund anticipation loan ("RAL") because the taxpayer is "loaned" the tax preparation fee, and that the refund transfer product is, therefore, subject to federal truth-in-lending disclosure and state law requirements regulating RALs. The plaintiffs also allege disclosure violations related to the ERC fees paid by RAL customers. The plaintiffs, therefore, claim violations of state-specific RAL and other consumer statutes. The lawsuit purports to be a class action, and the plaintiffs allege potential damages in excess of $5.0 million. We appealed to the United States Court of Appeals for the Seventh Circuit a ruling that certain of the plaintiffs’ claims were not subject to arbitration. Following mediation, the parties entered into a settlement agreement in June 2015 pursuant to which we funded the establishment of a settlement fund of $5.3 million, inclusive of settlement administration costs and plaintiffs’ counsel fees. The claims process is complete and the trial court approved the final settlement agreement on January 7, 2016, with final judgment being entered on January 8, 2016. We have preserved potential claims against a financial product partner that was responsible for the design of a portion of our ERC programs in the years at issue in the cases. We accrued the proposed settlement amount during fiscal 2015.
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

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuances of unregistered securities during the three months ended January 31, 2016.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Our Board of Directors has approved $10 million of authorizations for share repurchases. These authorizations have no specific expiration date and cash proceeds from stock option exercises increase the amount of the authorizations. Shares repurchased from option exercises that are net-share settled by us and shares repurchased in privately negotiated transactions are not considered share repurchases under these authorizations. During the three months ended January 31, 2016, we repurchased shares as follows:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan (2)	Maximum value of shares that may be purchased under the plan as of month end (amounts in thousands) (3)
November 1 through November 30, 2015	—	—	—	$4,893
December 1 through December 31, 2015	11,720	22.72	11,720	4,782
January 1 through January 31,2016	—	—	—	6,263
Total	11,720		11,720

(1)    Total number of shares purchased during the period.
(2)    Total number of shares in (1) that were purchased as part of a publicly announced plan.
(3)    This amount is increased by amounts we receive from the exercise of certain stock options.

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
(1) This exhibit is furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.
(2) Pursuant to Rule 402 of Regulation S-T, these interactive data files are deemed not to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Liberty Tax, Inc. (Registrant)

March 8, 2016	By:	/s/ John T. Hewitt
John T. Hewitt Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

March 8, 2016	By:	/s/ Kathleen E. Donovan
Kathleen E. Donovan Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

31.1	Certification of Chief Executive Officer	X

31.2	Certification of Chief Financial Officer	X

32.1(1)	Section 1350 Certification (Chief Executive Officer)	X

32.2(1)	Section 1350 Certification (Chief Financial Officer)	X

101.INS(2)	XBRL Instance Document	X

101.SCH(2)	XBRL Taxonomy Extension Schema	X

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase	X

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase	X

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