Form 10-K
period 2016-04-30
Liberty Tax, Inc.
filed 2016-06-29
CIK 1528930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒
The aggregate market value of the shares of Class A common stock held by non-affiliates of the registrant computed based on the last reported sale price of $23.09 on October 31, 2015 was $177,019,413.
The number of shares of the registrant's Class A common stock outstanding as of June 20, 2016 was 12,594,756.
The number of shares of the registrant's Class B common stock outstanding as of June 20, 2016 was 300,000.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

•	government initiatives to pre-populate income tax returns;

•	the effect of regulation of the products and services that we offer, including changes in laws and regulations;

•	the possible characterization of refund transfers as a form of loan or extension of credit;

•	changes in the tax settlement products offered to our customers that make our services less attractive to customers or more costly to us;

•	our ability to maintain relationships with our tax settlement product service providers;

•	any potential non-compliance, fraud or other misconduct by our franchisees or employees;

•	our ability and the ability of our franchisees to comply with legal and regulatory requirements;

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

•	competition in the tax preparation market;

•	the effect of federal and state legislation that affects the demand for paid tax preparation, such as the Affordable Care Act and potential immigration reform;

•	our reliance on technology systems and electronic communications;

•	our ability to effectively deploy software in a timely manner and with all the features our customers require;

•	the impact of any acquisitions or dispositions, including our ability to integrate acquisitions and capitalize on their anticipated synergies; and

•	other factors, including the risk factors discussed in this annual report.
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

PART I
Item 1.    Business.
Company Information
We were incorporated in Delaware in September 2010 as JTH Holding, Inc. In July 2014, our corporate name was changed to Liberty Tax, Inc. in order to better reflect our primary business and to eliminate confusion among stockholders and potential investors seeking information about us. We are the holding company for JTH Tax, Inc. d/b/a Liberty Tax Service, our largest subsidiary, which was incorporated in Delaware in October 1996. As an "emerging growth company" under applicable federal securities laws, we are subject to reduced public company reporting requirements.
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
Financial Information about Segments
The majority of our revenue is earned through our United States operations; however, during our fiscal years 2016, 2015, and 2014, we earned $7.0 million, $6.9 million, and $6.4 million, respectively, from our Canadian operations. Due to the similarity in the nature of products and services, production process, type of customer, distribution methods, future prospects, and regulatory environment, we combine our United States operations and our Canadian operations into one reportable segment.
Our Business
We are one of the leading providers of tax preparation services in the United States and Canada. As measured by the number of returns prepared, we believe we are the second largest national retail preparer of individual tax returns in both the United States and Canada. Although we operate a limited number of Company-owned offices each tax season, our tax preparation services and related tax settlement products are offered primarily through franchised locations. All of the offices are presently operated under the Liberty Tax Service or SiempreTax+ brands. We also provide an online digital Do-It-Yourself ("DIY") tax program in the United States.
Our business involves providing retail federal and state income tax preparation services and related tax settlement products in the United States and Canada. Our focus is on growing the number of Liberty Tax and SiempreTax+ offices, increasing the number of tax returns prepared by those offices, and enhancing profitability by offering services and products that continue to build both brands.
The tax return preparation market is divided into two primary distinct sectors: paid tax preparation and DIY preparation. Although recent years have seen growth in the relative portion of the DIY sector that has been captured by online and software-based tax products, the separate paid tax preparation sector, in which we and our franchisees primarily compete, has also continued to grow. Approximately 58% of e-filed returns during the 2016 tax season were prepared by paid preparers.
Through our franchise and Company-owned offices, we offer tax preparation services and related financial products to our tax customers. The services and products are designed to provide streamlined tax preparation services for taxpayers who, for reasons of complexity, convenience, or the need for prompt tax refunds, seek assisted tax preparation services.
In the 2016 tax season, we and our franchisees accounted for 1.8 million tax returns filed through our U.S. retail offices, 0.3 million through our Canadian retail offices, and $0.2 million through our online tax programs.
We expect to benefit from anticipated industry consolidation as we believe many independent tax preparers will look to exit the industry as they confront increased costs, regulatory requirements and demands to provide tax settlement products. We believe we will be a beneficiary of this consolidation because we are able to more efficiently address changing regulatory requirements due to our scale and also because we have succeeded in providing a fully competitive mix of financial products we believe to be attractive to our customers.
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
We also believe that the growing Hispanic population in the United States presents an opportunity for additional growth for tax providers who are able to successfully target those potential customers with tax and related services that serve the unique needs of the Hispanic community. For that reason, during fiscal 2015 we launched a new franchised tax brand, SiempreTax+, and we and our franchisees operated 144 SiempreTax+ offices during the 2016 tax season. We expect this brand to continue to grow, and we are working with our franchisees to develop additional non-tax service offerings in these offices that will attract customers to the brand. Moreover, we anticipate that any immigration reform, whether enacted through executive action or by Congress, will necessarily have the effect of encouraging a substantial number of undocumented immigrants to prepare and file tax returns, perhaps from multiple years. For that reason, we believe that any immigration reform that is implemented will result in an increase in the number of filers utilizing a paid preparer to guide them through this important governmental interaction.
Our Franchise Model
We rely on a franchise model for our growth. Although our competitors rely on a mix of franchise locations and Company-owned offices or operate a majority of Company-owned offices, we have determined that we can best grow our Company by increasing our franchisee base, and the number of offices operated by our existing franchisees. Under our franchise model, we are able to focus on marketing, franchisee coaching and support, financial product development and other initiatives that drive our overall success. In addition, our franchise model allows us to grow our tax system with minimal capital expenditures or fixed cost investments.
We have included in our franchisee model the sale of area developer ("AD") areas. Under the AD model, we make large clusters of territories available to an AD who is responsible for marketing the available franchise territories within the larger AD area in order to help us fill gaps in our franchise system. As described below, when we utilize an AD to assist us in franchise sales, we receive revenue from the sale of the AD area but sacrifice a portion of the franchise fees and the royalty stream from the franchises within the AD area.
Franchise territories. We have divided the United States into approximately 10,000 potential franchise territories. We attempt to draw territory boundaries such that each territory has a target population of approximately 30,000 people. Franchisees are permitted to open more than one office in a territory.
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
Franchise sales process. We engage in an active marketing process, both directly and through our ADs, in order to sell additional franchise territories. Our sales process includes sales to new franchisees, as well as the sale of additional territories to existing franchisees willing to expand into additional territories. For new franchisees, the process includes multiple steps that culminate in a week-long training session that we call Effective Operations Training. In addition, from time to time, we offer special franchise purchase programs, which are designed to allow existing franchisees to acquire additional territories or to encourage independent tax preparers to become franchisees.
Our franchise agreements. Under the terms of our standard franchise agreement, each franchisee receives the right to operate a tax return preparation business under the Liberty Tax Service brand and/or SiempreTax+ brand within a designated geographic area. Similarly, our agreements with ADs permit ADs to market franchise territories within a designated multi-territory area. Franchise agreements have an initial term of five years and are renewable. The agreements impose various performance requirements on franchisees, require franchisees to use our proprietary software and equipment designated by us, and obligate our franchisees to operate in their offices in accordance with standards we establish. These standards include specified in-season and out-of-season opening hours, criteria for the location of franchise offices, requirements related to tax preparers and other office employees, and minimum performance standards. Our agreements also require our franchisees to comply with applicable state and federal legal requirements. Although we do not control and are not responsible for any compliance issues that could be caused by our franchisees or their tax preparers, we provide guidance to our franchisees regarding their compliance obligations, including the provision of standard advertising templates, training materials that include detailed compliance information, and systems that alert them to unusual activity. We also use a variety of means in an attempt to identify potential compliance issues and require franchisees to address any concerns, including the creation of a Compliance Task Force to examine and prevent non-compliance, fraud and other misconduct among our franchisees and employees.
Each year, as part of our active management of our franchise base, we terminate a number of franchisees, and other franchisees voluntarily relinquish their territories, sometimes in exchange for our forbearance on the remaining indebtedness owed to us in connection with the franchise territory. We generally intend to resell these territories to new or existing franchisees; however, we sometimes close office locations or retain office locations that we were not able to resell before the subsequent tax season as Company-owned offices. In order to protect our competitive position, we regularly take actions to enforce the non-competition obligations and restrictions regarding customer lists and our trademarks and service marks contained in our franchise agreements.
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
Company-owned offices. We intentionally operate relatively few Company-owned offices. During the 2016 tax season we operated 310 Company-owned offices in the U.S. and Canada, 27 of which were seasonal offices. We focus primarily on growing through the opening of new franchise locations, and most of the Company-owned offices we operate in a given tax season are offices that have been previously owned by former franchisees who have ceased operations or failed to meet our performance standards. Rather than close offices that we believe have the potential to be successful, we attempt to resell these offices, and when we fail to do so before the beginning of a tax season, we may operate them as Company-owned offices until we can resell them at a later time. From time to time, we may open clusters of Company-owned offices in selected areas to meet franchisee interest in purchasing turnkey locations. For this reason, the number of offices we operate as Company-owned offices changes substantially from season to season. During the fourth quarter of fiscal 2014, we began classifying assets associated with our U.S. Company-owned offices as assets held for sale because it is our intent to sell these offices within one year.
Franchise fees and royalties. Franchisees presently have several options for acquiring a new undeveloped territory. The franchise fee for a Liberty Tax franchise is $40,000 and the fee starts at $25,000 for the SiempreTax+ franchise. We often offer special financing programs.
Our franchise agreement requires franchisees to pay us a base royalty equal to 14% of the franchisee's tax preparation revenue, subject to certain specified minimums. Franchisees are also required to pay us an advertising fee of 5% of their tax preparation revenue. We have the ability to collect these amounts from our franchisees through a "fee intercept" mechanism. Our franchise agreement allows us to obtain repayment of amounts due to us from our franchisees through an electronic fee intercept program before our franchisees receive the net proceeds from tax preparation and other fees they have charged to their customers who have received a tax settlement product. Therefore, we are able to reduce the nonpayment risk associated with amounts outstanding from franchisees by obtaining direct electronic payment in the ordinary course throughout the tax season. Our credit risk associated with amounts outstanding from ADs is also mitigated by our electronic fee intercept program, which enables us to obtain repayments of amounts that would otherwise flow through to ADs as their share of franchise fee and royalty payments, to the extent of an AD's indebtedness to us.
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
Tax software. Our current proprietary tax software programs offer an interactive question-and-answer format that is easy for our retail office tax preparers to use, facilitating tax preparer training. A substantial number of changes are made each year to tax laws, regulations, and forms that require us to expend substantial resources every year to develop and maintain tax preparation software, at both the federal level and for every state with income tax filing requirements, that will be ready to be deployed in every office before the beginning of the tax season. We also offer an online digital DIY tax program in the United States.

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
Refund transfer products. Many of our tax customers seek products that will enable them to obtain access to their tax refunds more quickly than they might otherwise be able to receive those funds. We believe that many of our customers are unbanked, in that they do not have access to a traditional banking account, and therefore, cannot make such an account available to the IRS and other tax authorities for the direct deposit of their tax refunds. Additionally, customers may have access to a traditional banking account, but for personal reasons, may prefer not to utilize that account for the deposit of their tax refunds.
A refund transfer product involves direct deposit of the customer's tax refund into a newly established temporary bank account in the customer's name that we establish with one of our banking partners that have contracted with one of our subsidiaries, JTH Financial, LLC ("JTH Financial"). The balance of the customer’s refund, after payment of tax preparation and other fees will be delivered to the customer by paper check, prepaid card or a direct deposit into a customer’s existing bank account. When the prepaid card option is elected, the card is issued through one of our financial product partners and is branded with the Liberty Tax logo. When we deliver a physical refund check to a customer, we are generally able to print the check in one of our retail tax offices on check stock paper within a matter of hours after the electronic deposit of the customer's refund has been made to the customer's temporary account. We also enter into check-cashing arrangements with a number of retail establishments, including Walmart, which facilitate the ability of our customers to monetize their check even when they do not have traditional banking relationships. Disbursements on prepaid cards represent a smaller percentage of our financial products than for some of our competitors, and we receive less income from this source than those competitors.
We believe the continued availability of refund transfers will enable us to continue to offer an adequate mix of tax settlement products to our customers. The number of customers in our U.S. offices receiving our refund transfer products, which we call our "attachment rate," has varied from 49.2% for the 2016 tax season compared to 49.7% for the 2015 tax season and 51.5% for the 2014 tax season.
Refund-based loans. During this past season, we partnered with two banks to make available a new refund-based loan to customers ("Refund Advance"). Approved customers were charged no fees or interest on the Refund Advance. There were no additional requirements for the customer to pay for any additional products, such as a refund transfer, to receive a Refund Advance.
Online Tax Preparation

Although online tax preparation, through our digital online tax services, represents a small portion of tax returns prepared and associated revenue, we believe there is a substantial market for customers who wish to prepare their own tax returns using moderately priced online tax preparation products, and the continued availability of these products will be a part of our long-term growth, particularly if we are able to successfully integrate our online and retail tax services.
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
Seasonality
The tax return preparation business is highly seasonal, and we historically generate most of our revenues during the period from January 1 through April 30. For example, in fiscal 2016 and fiscal 2015, we earned 31% and 29% of our revenues during our fiscal third quarter ended January 31, respectively, and 91% and 90% of our revenues during the combined fiscal third and fourth quarters of 2016 and 2015, respectively. We generally operate at a loss during the period from May 1 through December 31, during which we incur costs associated with preparing for the upcoming tax season.
Available Financing
By building on steady growth since our founding and using our available financing to fund operations between tax seasons, we have avoided excess leverage while ensuring minimal outstanding indebtedness at the end of each tax season. At April 30, 2016 and 2015, for example, we had no outstanding balance under our revolving credit facility. Our term loan had outstanding balances of $19.0 million and $20.5 million at April 30, 2016 and 2015, respectively.
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
Although we acquired the customer lists of two other online tax providers before the 2013 and 2014 tax seasons, the substantial advertising resources of our largest online tax competitors places us at a substantial disadvantage in this very competitive segment of the tax preparation market. During fiscal 2015, we recognized a portion of the purchase prices of those previously acquired customer lists as impaired, and we do not have any present plans for further growth of our online business through acquisition, unless a compelling strategic opportunity presents itself. In fiscal 2016, we did not record an impairment related to the online tax preparation business.
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
We engage in significant efforts to enhance tax compliance by our franchisees and their preparers, including the use of a franchisee alert system that identifies anomalous patterns, compliance audits of selected offices and returns, additional training requirements and actions taken against problematic preparers (including blacklisting to prevent their hiring by other franchisees and reporting to the IRS).
The IRS published final regulations in 2010 that would have imposed mandatory tax return preparer regulations, but federal courts have ruled that the IRS did not have authority to implement those regulations. The IRS has created a voluntary tax preparer certification regime.
During fiscal 2016, the United States Department of Justice (“DOJ”) announced two suits against certain of our former franchisees and two lawsuits against then-existing franchisees. Allegations involved claims of fraudulent tax preparation. We were not named as a defendant in these suits. Further, in fiscal 2016, the state of Maryland, Office of the Comptroller suspended the processing of electronic and paper returns of 23 franchisee owned offices in that state. We retained outside counsel to conduct internal reviews (the “Internal Review”) of our compliance practices, policies and procedures in connection with tax return preparation activities. The Internal Review’s examination made certain recommendations, many of which have been implemented, to enhance compliance efforts including enhanced monitoring tools and increased training of franchisees and their preparers. We are cooperating with the applicable government authorities in connection with their investigations and we have created a Compliance Task Force to examine and prevent non-compliance, fraud and other misconduct among our franchisees and their employees.
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
Potential regulation of refund transfer products or treatment of refund transfer products as loans or extensions of credit. Our refund transfer products may be subject to additional regulation because of potential regulatory changes as well as litigation asserting that refund transfer products constitute a loan or extension of credit because many customers who receive refund transfer products elect to defer paying their tax preparation fees until their tax refund is received. With respect to possible new regulation, the broad authority of the Consumer Financial Protection Bureau ("CFPB") may enable that agency to pursue initiatives that negatively impact our ability to offer tax settlement products by imposing disclosure requirements or other limitations that make the products more difficult to offer or reduce their acceptance by potential customers. See "Item 1A—Risk Factors—Risk Related to Regulation of Our Industry—Legislative and regulatory reforms may have a significant impact on our business, results of operations and financial condition" and "—Federal and state regulators may impose new regulations on non-loan tax settlement products that would make those products more expensive for us to offer or more difficult for our customers to obtain."
We have previously been subject to class action litigation asserting that the refund transfer product is a loan or extension of credit, and should therefore be subject to loan-related federal and state disclosure requirements, which litigation was settled in January 2016. We are also subject to an injunction in California that treats our refund transfer product as an extension of credit. If we are subject to an adverse decision in future litigation that affects our offering of refund transfer products in other states, our refund transfer products would be subject to additional regulatory requirements in those states, including federal truth-in-lending disclosure obligations, and possible compliance with statutes and regulations governing refund anticipation loans that have been adopted in numerous states. This additional regulation would not prohibit us from offering refund transfer products but might require us to make interest rate and other disclosures to customers because of the characterization of the refund transfer product as a loan or extension of credit that would make it more difficult to market the refund transfer product to potential customers or reduce their acceptance by potential customers, and might adversely affect fees charged related to refund transfer products because of limitations on fees imposed by state refund anticipation loans statutes and regulations. See "Item 1A—Risk Factors—Risks Related to Regulation of Our Industry—Federal and state regulators may impose new regulations on non-loan tax settlement products that would make those products more expensive for us to offer or more difficult for our customers to obtain" and "—We may be unsuccessful in litigation that characterizes refund transfer products as loans, which could subject us to damages and additional regulation, and which could adversely affect our ability to offer tax settlement products and have a material adverse effect on our operations and financial results."
Franchise regulations. Our franchising activities are subject to the rules and regulations of the FTC and various state agencies regulating the offer and sale of franchises. These laws require that we furnish to prospective franchisees a franchise disclosure document describing the requirements for purchasing and operating a Liberty Tax or a SiempreTax+ franchise. In a number of states in which we are currently franchising, we are required to be registered to sell franchises. Several states also regulate the franchisor/franchisee relationship particularly with respect to the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise, and the ability of a franchisor to designate sources of supply. Bills have been introduced in Congress from time to time that would provide for federal regulation of the franchisor/franchisee relationship in certain respects.
Telephone Consumer Protection Act. Maintaining contact with customers is an essential component of the efforts by our franchisees, and by us in Company-owned offices, to retain tax customers from year-to-year. In addition, we utilize a variety of contact methods to solicit new franchisees. The Telephone Consumer Protection Act ("TCPA") imposes substantial restrictions on the manner in which persons may be contacted, by telephone calls or text, on mobile telephones. We are required to comply with these restrictions in the telephone calls and text messages that we send, and we also make available tools intended to assist our franchisees in ensuring that telephone calls they make and text messages they send are compliant with the TCPA. Violations of the TCPA may result in per-call and per-message penalties of $500 to $1,500, and frequently result in class action litigation. The Federal Communications Commission ("FCC"), which is responsible for regulations relating to the TCPA, has been asked to clarify certain aspects of their regulations that have led to a substantial increase in TCPA litigation, but it is not clear that any significant changes to those regulations will be implemented in the foreseeable future.

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
Employees
As of April 30, 2016, we employed 1,332 employees, consisting of 430 employees in our corporate operations, primarily located in Virginia Beach, Virginia and 902 employees at our Company-owned offices. Many of our employees are seasonal and, by contrast, we had 695 corporate employees and 1,389 employees at our Company-owned offices as of February 29, 2016. As of May 31, 2016, we employed 433 corporate employees and 257 employees at our Company-owned offices. We consider our relationships with our employees to be good.
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
In the United States, 26% of our revenue during our 2016 fiscal year was directly derived from our facilitation of the sale of financial products provided to our customers by financial institutions and providers, and we believe that percentage may grow in future tax seasons. Our tax return preparation business is also, to some extent, dependent on our ability to facilitate the sale of these products, because our customers are often attracted to our business by the expectation that these products will be available. Financial products that monetize future tax refunds are specialized financial products, and if our arrangements with the financial institutions and other partners that provide our tax settlement products were to terminate and we were unable to enter into an alternative relationship on acceptable terms, or at all, our financial results could be materially adversely affected. In addition, any changes in our contractual terms with these financial institutions and other partners that result in a reduction in our fee income, if not offset by customer growth associated with lower fees, could adversely affect our profitability. See "—Risks Related to Regulation of Our Industry—We may be unsuccessful in litigation that characterizes refund transfer products as loans, which could subject us to damages and additional regulation, and which could adversely affect our ability to offer tax settlement products and have a material adverse effect on our operations and financial results."

We may agree with our bank lenders to share in losses associated with our Refund Advance product, which could adversely affect our results of operations.
During recent tax seasons, we entered into a relationship with two bank lenders to offer a Refund Advance product to our customers. Because we may agree with our bank lenders to share in losses associated with the Refund Advance product, this could adversely affect our results of operations.
We face significant competition in the tax return preparation business and face a competitive threat from software providers and internet businesses that enable and encourage taxpayers to prepare their own tax returns.
The tax return preparation industry is characterized by intense competition. We compete with H&R Block, which is larger and more widely recognized than us, and with other national and regional tax services and smaller independent tax return preparation services, small franchisors, regional tax return preparation businesses, accounting firms, and financial service institutions that prepare tax returns as part of their business. Additionally, many taxpayers in our target market prepare their own returns. The availability of these alternative options may reduce demand for our products and limit the fees our franchisees can charge, and competitors may develop or offer more attractive or lower cost products and services than ours, which could erode our consumer base.
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
We utilize our own tax preparation software. However, tax changes made by the federal and state governments each year and changes in tax forms require us to make substantial changes to our software before the beginning of each tax season. Although we engage in extensive testing of our software before deploying it in our franchisees' tax preparation offices and online, any delays in the availability of IRS forms or instructions or problems with the rollout of the new software each season could delay the ability to file tax returns at the beginning of the tax season and could adversely affect our business.
Our Company-owned offices may not be as successful as our franchised offices.
Historically, almost all Liberty Tax offices have been owned by franchisees, and most of the Company-owned offices we have operated during a tax season have been offices previously operated by former franchisees. For the 2016 tax season, we operated a total of 310 Company-owned offices. Our Company-owned offices tend to be less successful than our typical franchisee-owned offices because they often represent offices transitioned from a less successful franchisee. For this reason, we are not able to obtain the continuity of staffing in Company-owned offices that we expect to experience in our franchisee-owned offices.
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
Our credit facility is secured by substantially all of our assets, including the assets of our subsidiaries. We are subject to a number of covenants that could potentially restrict how we carry out our business or that require us to meet certain periodic tests in the form of financial covenants. The restrictions we consider to be material to our ongoing business include the following:

•	We must satisfy a "leverage ratio" test that is based on our outstanding indebtedness at the end of each fiscal quarter.

•	We must satisfy a "fixed charge coverage ratio" test at the end of each fiscal quarter.

•	We must reduce the outstanding balance under our revolving loan to zero for a period of at least 45 consecutive days each fiscal year.

•	We must also maintain a minimum net worth requirement, measured at April 30 of each year.
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
Historically, the federal tax filing season has begun in mid-January, and both we and our franchisees have begun to prepare tax returns in early January with the ability to electronically file those returns beginning in mid-January. For both the 2013 and 2014 tax seasons, the IRS postponed the first date on which it generally accepts electronic filings until the end of January, and in 2013, also delayed the availability of a significant number of tax forms. These delays at the beginning of the tax season were also replicated at the state level in 2013, because of the reliance of states on tax forms that are dependent upon or subject to changes in federal tax forms. The change in the start of the 2013 and 2014 tax filing seasons materially affected our revenue during the fiscal quarter ended January 31 of both years, and also required us to engage in additional borrowing to support both our operations and those of our franchisees because of the delay in receipt of revenue associated with tax filings. Similarly, Congress has announced that in the 2017 tax season, the IRS must wait until at least February 15, 2017 to issue refunds to taxpayers who claim the Earned Income Tax Credit or the Child Tax Credit. Substantial delays in the opening of the tax filing season or the funding of processed returns, in future years would likely have an adverse effect on our revenue and liquidity.
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
Identity theft and privacy concerns relating to customer information disclosure has been the subject of attention in recent years, including the substantial publicity around identity theft problems involving at least one of our competitors. Further, in May 2015, the IRS announced a significant breach of its data security that resulted in the potential theft of personally identifiable tax information involving more than 100,000 taxpayers. If the use of electronic tax filing becomes perceived by customers as subjecting them to unacceptable identity theft risk, or if we experience a breach of security that subjects a number of our customers to potential identity theft, customers may eschew our services or assisted tax preparation generally, in favor of self-preparation and the avoidance of electronic filing. In such an event, our reputation may be harmed and we may experience a material adverse effect on our business, financial condition and results of operation.
If we or our franchisees fail to comply with the Telephone Consumer Protection Act, we may face significant damages.
The retention of customers by our franchisees, and our ability to attract additional franchisees, depends on the use of telephone calls and text messaging to contact customers and potential franchisees. However, the Telephone Consumer Protection Act (“TCPA”) imposes significant restrictions on the ability to utilize telephone calls and text messages to mobile telephone numbers as a means of communication, when the prior consent of the person being contacted has not been obtained. In fiscal 2015, we settled one lawsuit related to the manner in which a contractor for us previously contacted potential franchisees. Violations of the TCPA may be enforced by individual customers through class actions, and statutory penalties for TCPA violations range from $500 to $1,500 per violation. If we fail to ensure that our own telemarketing and telemarketing efforts are TCPA compliant, or if our franchisees fail to do so and we are held responsible for their behavior, we may incur significant damages.
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
Many of the seasonal employees hired by our franchisees for each tax season receive compensation at or near the minimum wage. If our franchisees experience increases in payroll expenses as a result of government-mandated increases in the minimum wage or overtime requirements, such as some of the federal, state and local minimum wage increases recently adopted, their costs of operation may increase at a rate greater than their ability to raise the prices of the services they offer. If this occurs, our franchisees may not be able to maintain seasonal employment at levels that will provide an optimal level of customer service and marketing support, their marketing and advertising programs may be less effective, and their results of operations may be adversely affected, which could, in turn, adversely affect our results of operations.
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
We extend financing to certain franchisees for initial franchise fees as cash advances for their working capital needs and for other purposes. The financing is in the form of promissory notes payable to us. There can be no assurance that any franchisee will generate revenue sufficient to repay any amounts due nor is there any assurance that any franchisee will be able to repay any amounts due through other means. We also extend financing to ADs from time-to-time for a portion of their area development fees. At April 30, 2016, the aggregate amount due to us, including accrued interest, from franchisees and ADs for financing was $104.1 million, net of unrecognized revenue of $35.2 million, of which we considered $18.6 million to be impaired because the amounts due exceeded the fair value of the underlying franchise. Any failure by the franchisees and ADs to pay these amounts, if the amounts are not recoverable by us through other means, could have a material adverse effect on our financial performance.
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
Our tax return preparation compliance program may not be successful in detecting all problems in our franchisee network, and franchisee non-compliance, fraud and other misconduct and related enforcement action may damage our reputation and adversely affect our business.
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
In fiscal 2016, the DOJ announced two lawsuits against certain of our former franchisees and two lawsuits against then-existing franchisees. Allegations involved claims of fraudulent tax preparation. We were not named as a defendant in these suits. Further, in fiscal 2016, the state of Maryland, Office of the Comptroller suspended the processing of electronic and paper returns of 23 franchisee owned offices in that state. We are cooperating with the applicable governmental authorities in connection with their investigations. We have created a Compliance Task Force committed to examining and preventing non-compliance, fraud and other misconduct among our franchisees and their employees. Nonetheless, there can be no assurance that our Compliance Task Force, the tax return preparation compliance program, or other efforts will be effective in eliminating or reducing potential non-compliance, fraud and other misconduct among our franchisees and/or employees. Accordingly, any such non-compliance, fraud or other misconduct may have a material adverse effect on our reputation, financial condition and results of operations.
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
During fiscal 2015, we launched a new franchise brand, SiempreTax+, designed to enable our franchisees to better serve Hispanic customers and to assist us in building out our franchise network. Although franchisees opened a significant number of SiempreTax+ offices for the 2016 and 2015 tax seasons, the launch of a new nationwide brand involves substantial risks and uncertainties, and the interest of prospective franchisees and customers in the new brand may not be sufficient to permit us to grow the brand as rapidly as we hope. We expended significant management time and start-up expenses during the first year of this brand, and if the brand is not successful or falls short of anticipated growth, we may be adversely affected by continued expenses and the diversion of management time to this initiative at the expense of our core Liberty Tax brand.
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
We were sued in November 2011 in four states, and additional lawsuits have been filed in five other states since the initial filings. These cases have now been consolidated before a single judge in federal court in the Northern District of Illinois. The consolidated complaint alleges violations of state-specific refund anticipation loan and other consumer statutes alleging that a refund transfer product represents a form of refund anticipation loan because the taxpayer is "loaned" the tax preparation fee, and that a refund transfer product is, therefore, subject to federal truth-in-lending disclosure and state law requirements regulating refund anticipation loans. We are aware that virtually identical lawsuits were filed against three of our competitors. In June 2015, we entered into a settlement agreement in this case in order to minimize the expense of litigation and the risk attendant to the litigation. Although this case was resolved through a settlement, the underlying issue may be the subject of additional regulation and litigation. We may also become subject to existing state regulations governing refund anticipation loans (in the states that have such regulations) and the costs of additional regulation, including disclosure requirements, and we may be subject to limitations on our ability to offer these products. These additional disclosure requirements could reduce the demand for these products by potential customers, and the possible application of state lending and other refund anticipation loan-related statutes and regulations might adversely affect our fee income to the extent those statutes or regulations impose limitations on fees that we now charge in connection with refund transfer products. If it becomes more difficult for us and our franchisees to offer these products to taxpayers, or if we are subject to damages in future litigation, it could materially and adversely affect our operations and financial results. See "Item 1-Business-Regulation-Potential regulation of refund transfer products or treatment of refund transfer products as loans or extensions of credit."
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
In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Reform Act"), which contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets, was signed into law. The full impact of the Reform Act is difficult to assess because many provisions require federal agencies to adopt regulations implementing provisions of the Reform Act. In addition, the Reform Act mandates multiple studies, which could result in additional legislative or regulatory action. The Reform Act as well as other legislative and regulatory changes could adversely affect our businesses. There is particular risk associated with the establishment of the CFPB with broad authority to implement new consumer protection regulations. For example, the CFPB may pursue initiatives that negatively impact our ability and the ability of others we contract with to offer tax settlement products, may impose regulations on the manner in which tax preparation services are offered, and may take action to invalidate the use of consumer arbitration as a means of resolving customer disputes in connection with tax settlement products and otherwise.
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
Our stock price has been extremely volatile, and investors may be unable to resell their shares at or above their acquisition price or at all.
Our stock price has been, and may continue to be, subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	actual or anticipated variations in our operating results from quarter to quarter;

•	actual or anticipated variations in our operating results from the expectations of securities analysts and investors;

•	actual or anticipated variations in our operating results from our competitors;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	sales of Class A common stock or other securities by us or our stockholders in the future;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	certain non-compliance, fraud and other misconduct by our franchisees and/or employees;

•	departures of key executives or directors;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, financing efforts or capital commitments;

•	delays or other changes in our expansion plans;

•	involvement in litigation or governmental investigations or enforcement activity;

•	stock price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	general market conditions in our industry and the industries of our customers;

•	general economic and stock market conditions;

•	regulatory or political developments; and

•	terrorist attacks or natural disasters.
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
Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time, subject to certain securities law restrictions. Sales of shares of our Class A common stock or the perception in the market that the holders of a large number of shares of Class A common stock intend to sell shares could reduce our stock price. As of June 20, 2016, we have outstanding 12,594,756 shares of Class A common stock and 300,000 shares of Class B common stock, which are convertible into shares of Class A common stock on a one-for-one basis, assuming no exercise of our outstanding options.
At June 20, 2016, we also have approximately 1.4 million shares of our Class A common stock reserved for issuance in connection with options and restricted stock units granted under our 1998 Stock Option Plan and the 2011 Equity and Cash Incentive Plan. These shares may also be freely sold in the public market upon issuance and once vested.
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

Until our dividend paid in April 2015, we had never declared or paid a cash dividend on our common stock. Although we have announced a $0.16 per share quarterly cash dividend and may continue to pay cash dividends in the future, the payment of dividends will be at the discretion of our Board of Directors and will depend, among other things, on our earnings, capital requirements, and financial condition. Our ability to pay dividends will also be subject to compliance with financial covenants that are contained in our credit facility and may be restricted by any future indebtedness that we incur or issuances of preferred stock. In addition, applicable law requires our Board of Directors to determine that we have adequate surplus prior to the declaration of dividends. We cannot provide an assurance that we will continue to pay dividends at any specific level or at all.
Anti-takeover provisions in our charter documents, Delaware law, and our credit facility could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management, and adversely affect the value of our Class A common stock.
Provisions in our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. We have two classes of common stock, one of which is entitled to elect a majority of our Board of Directors and is controlled by our Chairman and CEO as described above. Our amended and restated certificate of incorporation and bylaws also include provisions that:

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
TCPA class action litigation. We were sued in September 2013 in federal court in Illinois in connection with alleged violations of the Telephone Consumer Protection Act. Plaintiff alleges that we inappropriately made auto dialed telephone calls to cellular telephones, seeks the certification of a nationwide class action, and claims statutory damages of $500-$1,500 per violation. We tendered the defense of this litigation to a third party entity that had contracted with us to solicit potential franchisees, and that third party entity acknowledged its defense and indemnification obligations to us. However, because the third party did not have the financial resources to satisfy its defense and indemnity obligations, we concluded that we could not rely upon the fulfillment of those obligations. In September 2014, the Company and the plaintiffs reached a final settlement of this litigation pursuant to which we funded the establishment of a settlement fund of $3.0 million, inclusive of settlement administration costs and plaintiffs’ counsel fees, which the court approved. We accrued the settlement amount during fiscal 2015.
We are also party to claims and lawsuits that are considered to be ordinary, routine litigation incidental to the business, including claims and lawsuits concerning the preparation of customers' income tax returns, the fees charged to customers for various products and services, relationships with franchisees, intellectual property disputes, employment matters, and contract disputes. Although we cannot provide assurance that it will ultimately prevail in each instance, it believes the amount, if any, it will be required to pay in the discharge of liabilities or settlements in these claims will not have a material adverse impact on its consolidated results of operations or financial position.

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

	2016		2015
	Sales Price		Sales Price
	High	Low	High	Low
First Quarter	$27.72	$19.93	$35.20	$26.19
Second Quarter	26.01	21.84	39.19	31.31
Third Quarter	24.22	17.04	39.60	31.64
Fourth Quarter	21.25	11.78	37.03	25.69
As of April 30, 2016, our stockholders' equity consisted of the following: 11,993,292 shares of Class A common stock, 900,000 shares of Class B common stock, and 10 shares of special voting preferred stock. We treat as common stock equivalents exchangeable shares that may be exchanged for 1,000,000 shares of Class A common stock. As of April 30, 2016, options to acquire 1,264,562 shares of Class A common stock were outstanding, 875,509 of which were immediately exercisable.
Holders of Record
As of June 20, 2016, we had approximately169 registered record holders of our Class A common stock and one holder of our Class B common stock. The reported closing price of our Class A common stock on June 20, 2016 was $12.34. Wells Fargo Shareowner Services is the transfer agent and registrar for our Class A common stock. We have no established public trading market for our Class B common stock.
Dividends
Until our dividend paid in April 2015, we had never declared or paid a cash dividend on our common stock. Although we have announced a $0.16 per share quarterly cash dividend and may continue to pay cash dividends in the future, the payment of dividends will be at the discretion of our Board of Directors and will depend, among other things, on our earnings, capital requirements, and financial condition. Our ability to pay dividends will also be subject to compliance with financial covenants that are contained in our credit facility and may be restricted by any future indebtedness that we incur or issuances of preferred stock. In addition, applicable law requires our Board of Directors to determine that we have adequate surplus prior to the declaration of dividends. We cannot provide an assurance that we will continue to pay dividends at any specific level or at all.

Share Repurchases
Our Board of Directors has approved $10.0 million of authorizations for share repurchases, of which $6.6 million remained at April 30, 2016. On June 10, 2016 the Board approved an additional $3.4 million for share repurchases, bringing the total available at that time to $10.0 million. These authorizations have no specific expiration date and cash proceeds from stock option exercises increase the amount of the authorizations. Shares repurchased from option exercises that are net-share settled by us and shares repurchased in privately negotiated transactions are not considered share repurchases under these authorizations. During the three months ended April 30, 2016, we did not repurchase any shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Remaining Maximum Value of Shares that may be Purchased Under the Plan
February 1 through February 29, 2016	—	$—	—	$6,273
March 1 through March 31, 2016	—	—	—	6,285
April 1 through April 30, 2016	—	—	—	6,551
Total	—		—

During fiscal 2016, we repurchased 82,355 shares of our Class A common stock as shown in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share
First quarter	51,609	$24.67
Second quarter	19,026	23.07
Third quarter	11,720	22.72
Fourth quarter	—	—
Total	82,355	24.02

Stock Performance Graph
The graph below compares the cumulative total return provided stockholders on the Company's Class A common stock relative to the cumulative total returns of the Russell 2000 index and the S&P Diversified Commercial & Professional Services index. Returns assume an initial investment of $100 at the market close on June 14, 2012, which was the first day our stock was traded on the over-the-counter bulletin board, and then for the periods ended April 30, 2013, 2014, 2015, and 2016. Dividends, if any, are assumed to have been reinvested.

Item 6.    Selected Financial Data.
The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 below and our Consolidated Financial Statements and related notes included in Item 15. We derived the consolidated statements of income data for the years ended April 30, 2016, 2015, and 2014 and the consolidated balance sheet data as of April 30, 2016 and 2015 from our audited consolidated financial statements included in Item 8. The consolidated statements of income data for the years ended April 30, 2013 and 2012 and the consolidated balance sheet data as of April 30, 2013 and 2012 are derived from our audited consolidated financial statements and restated unaudited consolidated financial statements for such periods, respectively, not included in this annual report. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Fiscal Years Ended and as of April 30,
	2016	2015	2014	2013	2012
	(amounts in thousands, except per share, franchisees, offices, per franchisee amounts, fee per tax return, and per office amounts)
Consolidated Statements of Income Data:
Revenue:
Franchise fees	$5,038	$6,246	$7,844	$8,721	$7,996
AD fees	6,008	6,901	6,680	7,699	6,702
Royalties and advertising fees	80,274	80,469	78,426	73,129	70,016
Financial Products	45,327	37,058	34,512	30,345	22,903
Tax preparation fees, net of discounts	19,292	13,877	14,295	10,148	7,026
Other revenue	17,490	17,621	17,939	17,571	16,582
Total revenue	173,429	162,172	159,696	147,613	131,225
Total operating expenses	(140,941)	(146,780)	(124,875)	(116,777)	(103,245)
Income from operations	32,488	15,392	34,821	30,836	27,980
Foreign currency translation gain (loss)	29	(2)	(13)	—	4
Gain on sale of available-for-sale securities	—	—	2,183	—	—
Interest expense	(2,039)	(1,889)	(1,355)	(2,039)	(1,854)
Income before income taxes	30,478	13,501	35,636	28,797	26,130
Income tax expense	(11,058)	(4,811)	(13,654)	(11,170)	(9,747)
Net income	$19,420	$8,690	$21,982	$17,627	$16,383
Earnings per share of Class A common stock and Class B common stock
Basic	$1.41	$0.63	$1.57	$1.26	$1.17
Diluted	$1.38	0.61	1.51	1.25	1.16

Cash dividends declared per share of common stock and common stock equivalents	$0.64	$0.16	$—	$—	$—

Consolidated Balance Sheet Data:
Amounts due from franchisees and ADs less unrecognized revenue, net of allowances	$95,226	$86,680	$81,480	$85,658	$76,493
Property, equipment, and software, net	40,957	36,232	38,343	33,037	23,948
Total assets	193,331	184,146	198,763	169,530	152,196
Long-term debt, including current installments	23,548	25,397	28,488	27,683	28,985
Total stockholders' equity	111,501	98,862	110,185	81,836	67,065

	Fiscal Years Ended and as of April 30,
	2016	2015	2014	2013	2012
	(amounts in thousands, except per share, franchisees, offices, per franchisee amounts, fee per tax return, and per office amounts)
Other Financial and Operational Data:
Adjusted EBITDA(1)	$43,208	$42,787	$44,734	$40,424	$35,331

Number of U.S. offices	4,225	4,069	4,175	4,262	3,920
Number of Canadian offices	262	259	263	258	263
Number of offices	4,487	4,328	4,438	4,520	4,183

Number of U.S. franchisees	1,856	1,907	1,959	2,073	1,959
Number of Canadian franchisees	130	125	145	138	139
Number of franchisees	1,986	2,032	2,104	2,211	2,098

Average number of offices per U.S. franchisee(2)	2.14	2.07	2.04	1.94	1.96
Average number of offices per Canadian franchisee(2)	1.62	1.62	1.57	1.67	1.76
Average number of offices per franchisee(2)	2.10	2.04	2.01	1.93	1.95

Number of tax returns filed in U.S. offices	1,832	1,907	1,890	1,805	1,790
Number of tax returns filed in Canadian offices	330	340	311	311	285
Number of tax returns filed online(3)	145	167	187	159	109
Number of tax returns filed	2,307	2,414	2,388	2,275	2,184

Systemwide revenue from U.S. offices(4)	$417,600	$413,200	$397,300	$358,000	$337,000
Systemwide revenue from Canadian offices (CN$)(4)	27,400	26,400	23,900	23,200	22,100
Systemwide revenue from Canadian offices (US$)(4)	21,200	21,800	21,800	22,800	22,300

Systemwide revenue per U.S. office(4)(5)	$98,840	$101,548	$95,162	$83,998	$85,969
Systemwide revenue per Canadian office (CN$)(4)(5)	104,580	101,931	90,875	89,922	84,030
Systemwide revenue per Canadian office (US$)(4)(5)	80,916	84,170	82,890	88,372	84,791

Net average fee per U.S. tax return filed(5)	$228	$217	$210	$198	$188
Net average fee per Canadian tax return filed (CN$)(5)	83	78	77	75	78
Net average fee per Canadian tax return filed (US$)(5)	64	64	70	73	78

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
(2) The calculation of the average number of offices per franchisee excludes Company-owned offices.
(3) Previously reported online return counts for fiscal years prior to 2015 have been restated to reflect accepted e-files only. No changes were made to previously reported returns for office counts.
(4) Our systemwide revenue represents the total tax preparation revenue generated by our franchised and Company-owned offices. It does not represent our revenue because our franchise royalties are derived from the operations of our franchisees. Because we maintain an infrastructure to support systemwide operations, we consider growth in systemwide revenue to be an important measurement.
(5) Systemwide revenue per office and the net average fee per tax return filed reflect amounts for our franchised and Company-owned offices.
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
The following table presents a reconciliation of Adjusted EBITDA for each of the periods indicated.

	Fiscal Years Ended April 30,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Reconciliation of Adjusted EBITDA to Net Income:
Net income	$19,420	8,690	21,982	17,627	16,383
Interest expense	2,039	1,889	1,355	2,039	1,854
Income tax expense	11,058	4,811	13,654	11,170	9,747
Depreciation, amortization, and impairment charges	10,026	9,900	9,277	6,538	5,999
Impairment of online software and acquired customer lists	—	8,392	—	—	—
Net gain on available-for-sale securities	—	—	(2,183)	—	—
Costs associated with postponed IPO	—	—	—	—	1,348
Executive severance	413	1,488	614	—	—
Restatement costs	—	—	907	—	—
Restructuring charge	—	—	—	425	—
Tentative settlements of class action litigation cases, net of estimated recoveries	—	7,617	—	—	—
Compliance Task force and related costs	252	—	—	—	—
Stock-based compensation expense (income) related to liability classified awards	—	—	(872)	2,625	—
Adjusted EBITDA	$43,208	$42,787	$44,734	$40,424	$35,331

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We are one of the leading providers of tax preparation services in the United States and Canada. As measured by both the number of returns prepared, we believe we are the second largest retail preparer of individual tax returns in both the United States and Canada. Our tax preparation services and related tax settlement products are offered primarily through franchised locations, although we operate a limited number of Company-owned offices each tax season.
Approximately 53% of our revenue for fiscal year 2016 was derived from franchise fees, AD fees, royalties, and advertising fees, and for this reason, continued growth in and seasoning of our franchise locations is viewed by management as the key to our future performance.
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

•
Financial Products: We offer two types of tax settlement financial products: refund transfer products, which involve providing a means by which a customer may receive his or her refund more quickly and conveniently, and refund-based loans. We earn fees from the arranging of the sale of these financial products.

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

For purposes of this section and throughout this annual report, all references to "fiscal 2016," "fiscal 2015," and "fiscal 2014" refer to our fiscal years ended April 30, 2016, 2015, and 2014, respectively. For purposes of this section and throughout this annual report, all references to "year" or "years" are the respective fiscal year or years ended April 30 unless otherwise noted in this annual report, and all references to "tax season" refer to the period between January 1 and April 30 of the referenced year.

	Fiscal Years Ended and as of April 30,
	2016	2015	2014
	(amounts in thousands, except franchisees, per office amounts, and net average fees)
Results of Operations:
Total revenue	$173,429	$162,172	$159,696
Income from operations	$32,488	$15,392	$34,821
Net income	$19,420	$8,690	$21,982
Other Financial and Operational Data:
Number of U.S. Offices
Permanent	3,960	3,764	3,663
Seasonal	211	262	486
Processing Centers	54	43	26
Total Number of U.S. offices	4,225	4,069	4,175
Number of Canadian offices	262	259	263
Number of offices	4,487	4,328	4,438

Number of U.S. franchisees	1,856	1,907	1,959
Number of Canadian franchisees	130	125	145
Number of franchisees	1,986	2,032	2,104

Number of tax returns filed in U.S. offices	1,832	1,907	1,890
Number of tax returns filed in Canadian offices	330	340	311
Number of tax returns filed online (1)	145	167	187
Number of tax returns filed	2,307	2,414	2,388

Systemwide revenue from U.S. offices (2)	$417,600	$413,200	$397,300
Systemwide revenue from Canadian offices (CN$)(2)	27,400	26,400	23,900
Systemwide revenue from Canadian offices (US$)(2)	21,200	21,800	21,800

Number of U.S. refund transfer products funded	901	949	973

Net average fee per tax return filed in U.S. offices (3)	$228	$217	$210
Net average fee per tax return filed in Canadian offices (CN$)(3)	83	78	77
Net average fee per tax return filed in Canadian offices (US$)(3)	64	64	70
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
(3) Net average fee per tax return filed reflect amounts for our franchised and Company-owned offices.

In evaluating our performance, management focuses on several metrics that we believe are key to our continued success:

•
Net growth in permanent office locations. The change in permanent office locations from year to year is a function of the opening of new offices, offset by locations that our franchisees or we close. Opening new permanent offices can be accomplished by the sale of new territories or the opening of permanent offices in previously sold territories. During the 2016 tax season, we stressed the importance to our franchisees of opening permanent locations in new territories. In fiscal 2016, on a net basis, our franchisees operated 196 more permanent offices in the U.S., compared to operating 101 more permanent offices in fiscal 2015 compared to fiscal 2014. Prior to the 2015 tax season, Walmart substantially changed the way in which it charged rent to our franchisees for Walmart kiosk locations. As a result, our franchisees operated fewer such offices during the 2016 and 2015 tax seasons and we have deemphasized seasonal offices such as kiosks as part of our growth plans.
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

•
Number of returns prepared. We strive to provide our franchisees with the resources and training needed to grow their own revenue. One of the principal factors in that growth is growth in the number of returns prepared. We and our franchisees prepared a total of approximately 1.8 million returns in our U.S. offices in fiscal 2016, which was a decrease of 3.9% from fiscal 2015. Our new retail offices typically experience their most rapid growth during the first five years as they develop customer loyalty, operational experience and a referral base within their community. The seasoning of our U.S. offices shown in the following table highlights the relatively young age of our offices, with 1,749 offices of 4,225 operated during tax season 2016 having been operated for five or fewer years, including the 2016 tax season.

	Tax Season 2016 Office Age in Years
	1	2	3	4	5	6+	Total
United States:
Franchised permanent	354	291	213	228	315	2,323	3,724
Franchised seasonal	96	21	28	23	1	21	190
Total U.S. franchised offices	450	312	241	251	316	2,344	3,914

Company-owned permanent	72	8	6	13	14	123	236
Company-owned seasonal	19	—	—	—	—	2	21
Total U.S. Company-owned offices	91	8	6	13	14	125	257

Processing centers	20	12	6	2	7	7	54

Total U.S. offices	561	332	253	266	337	2,476	4,225

Canada:
Franchised permanent	17	9	7	18	11	120	182
Franchised seasonal	1	—	1	2	1	23	28
Total Canadian franchised offices	18	9	8	20	12	143	210

Company-owned permanent	1	—	—	1	—	44	46
Company-owned seasonal	—	1	—	—	1	4	6
Total Canadian Company-owned offices	1	1	—	1	1	48	52

Total Canadian offices	19	10	8	21	13	191	262

Total offices	580	342	261	287	350	2,667	4,487

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

•
Our systemwide revenue in the U.S. grew by 1.1% from fiscal 2015 to 2016 and 4.0% from fiscal 2014 to fiscal 2015. We experienced a 5.1% increase in average net fee per return filed in the U.S. from $217 in fiscal 2015 to $228 in fiscal 2016 and a decrease of 3.9% in number of tax returns filed in the U.S. processed from 1,907,000 in fiscal 2015 to 1,832,000 in fiscal 2016.

•
Number of Company-owned offices. For the 2016 and 2015 tax seasons we operated a total of 310, which includes one processing center, and 182 Company-owned offices, respectively. During fiscal 2016 we opened 79 Company-owned offices in selected areas to meet franchisee interest in purchasing turnkey locations.

•
Tax settlement products obtained by U.S. customers. The total percentage of our U.S. customers obtaining a refund transfer product decreased to 49.2% during fiscal 2016 compared to 49.7% during fiscal 2015. During fiscal 2016, the share of refund transfer products funded through JTH Financial was 100% of the total refund transfer products utilized by our customers, compared to 73.4% in fiscal 2015. As we have demonstrated our ability to offer products through JTH Financial, we have been successful in obtaining more favorable terms from outside vendors. Each year we analyze available tax settlement product solutions to balance risk and maximize profit per product.
However, having grown the share of products funded through JTH Financial to 100% of our total financial products in fiscal 2016, we recognize that the prospects for continued growth through shifting away from externally-originated products may be limited, and that future growth of financial products revenue will largely depend on increasing the attachment rate, increasing the number of customers served and future fee increases.
Results of Operations
Fiscal year 2016 compared to fiscal year 2015
Revenues. The table below sets forth the components and changes in our revenue for the years ended April 30, 2016 and 2015.

	Fiscal Years Ended April 30,
			Change
	2016	2015	$	%
	(dollars in thousands)
Franchise fees	$5,038	$6,246	$(1,208)	(19)%
AD fees	6,008	6,901	(893)	(13)%
Royalties and advertising fees	80,274	80,469	(195)	—%
Financial products	45,327	37,058	8,269	22%
Interest income	13,578	14,707	(1,129)	(8)%
Tax preparation fees, net of discounts	19,292	13,877	5,415	39%
Other	3,912	2,914	998	34%
Total revenue	$173,429	$162,172	$11,257	7%
Our total revenue increased by $11.3 million, or 7%, in fiscal 2016 over fiscal 2015. This increase was primarily due to the following:

•
A $8.3 million increase in financial products, due primarily to the success of our new refund-based advance product, improved pricing and our decision to process 100% of our refund transfers through JTH Financial this year, which allows us to recognize the full amount charged to the customer as revenue.

•
A $5.4 million increase in tax preparation fees driven by an increase in the number of Company-owned offices in fiscal 2016 as compared to fiscal 2015. In fiscal 2016 we operated 310 Company-owned offices compared to 182 in fiscal 2015.

•
Offset by a $1.2 million decrease in franchise fees primarily attributable to receiving lower cash down payments and lower cash payments on notes from our franchisees in fiscal 2016. Franchise fee revenue is recognized when our obligations to prepare the franchisee for operations are substantially complete and as cash is received.

Operating expenses. The following table details the amounts and changes in our operating expenses in and from fiscal 2016 and fiscal 2015.

	Fiscal Years Ended April 30,
			Change
	2016	2015	$	%
	(dollars in thousands)
Employee compensation and benefits	$42,882	$41,079	$1,803	4%
Selling, general, and administrative	43,927	40,604	3,323	8%
AD expense	27,686	28,497	(811)	(3)%
Advertising	16,420	18,308	(1,888)	(10)%
Depreciation, amortization, and impairment charges	10,026	9,900	126	1%
Impairment of online software and acquired customer lists	—	8,392	(8,392)	NA
Total operating expenses	$140,941	$146,780	$(5,839)	(4)%

Our total operating expenses decreased by $5.8 million, or 4%, in fiscal 2016 compared to fiscal 2015. The decrease was attributable to:

•	A decrease of $8.4 million due to the impairment of our online software and acquired customer lists related to our online business recorded in fiscal 2015 that did not recur in fiscal 2016.

•	A $1.9 million decrease in advertising expense related to a $0.8 million decrease in on-line advertising and a $1.1 million decrease in new franchise advertising.
The decreases were partially offset by a $3.3 million increase in selling, general, and administrative expenses during fiscal 2016 over fiscal 2015, caused primarily by:

•	An increase of $4.1 million in bank fees due to costs associated with our new refund-based advance product.

•	An increase of $2.9 million in occupancy costs related to an increase in the number of Company-owned offices operating in fiscal 2016 including rent related to future rent payments on closed offices.

•	An increase of $1.6 million in bad debt expense due to an increase in receivables.

•	A decrease related to the settlement expenses of our class action litigation cases of $7.6 million, net of estimated recoveries, in fiscal 2015 that did not recur in fiscal 2016.
Income Taxes. The following table sets forth certain information regarding our income taxes for the fiscal years ended April 30, 2016 and 2015.

	Fiscal Years Ended April 30,
			Change
	2016	2015	$	%
	(dollars in thousands)
Income before income taxes	$30,478	$13,501	$16,977	126%
Income tax expense	11,058	4,811	6,247	130%
Effective tax rate	36.3%	35.6%
The increase in our income tax expense from fiscal 2015 to fiscal 2016 relates primarily to the increase in our income before income taxes.
Net income. Our net income increased by 123% in fiscal 2016 over fiscal 2015, primarily as a result of lower operating expenses caused by an $8.4 million impairment charge related to our online software and acquired customer lists in fiscal 2015, and $7.6 million in tentative settlements of our class action litigation cases, net of estimated recoveries, both which occurred in fiscal 2015 that did not recur in fiscal 2016, along with an increase in financial product margin.
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

•
The $2.0 million, or 2.6% increase in royalties and advertising fees driven by a 3.1% increase in the average net fee and a 0.9% increase in the number of returns filed by our franchised offices. This was partially offset by a decline in Canadian royalties because 20 previously franchised Canadian locations were operated as Company-owned offices.

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

Operating expenses. The following table details the amounts and changes in our operating expenses in and from fiscal 2015 and fiscal 2014.

	Fiscal Years Ended April 30,
			Change
	2015	2014	$	%
	(dollars in thousands)
Employee compensation and benefits	$41,079	$38,399	$2,680	7%
Selling, general, and administrative expenses	40,604	34,756	5,848	17%
AD expense	28,497	27,319	1,178	4%
Advertising expense	18,308	15,124	3,184	21%
Depreciation, amortization, and impairment charges	9,900	9,277	623	7%
Impairment of online software and acquired customer lists	8,392	—	8,392	N/A
Total operating expenses	$146,780	$124,875	$21,905	18%
Our total operating expenses increased by $21.9 million, or 18%, in fiscal 2015 compared to fiscal 2014. The largest components of this increase were as follows:

•	A $2.7 million increase in employee compensation and benefit expenses during fiscal 2015 over fiscal 2014 caused primarily by the following:

◦	A $2.1 million increase in salary and related expenses to support growth initiatives.

◦	A $0.9 million increase in executive severance costs.

◦	A $0.9 million reduction in stock compensation expense in fiscal 2014 related to a change from liability classified awards to equity classified awards that did not recur in fiscal 2015.

•	A $5.8 million increase in selling, general, and administrative expenses during fiscal 2015 over fiscal 2014, caused primarily by the following:

◦	An increase of $7.6 million related to the tentative settlements of our class action litigation cases, net of estimated recoveries.

◦	An increase of $1.4 million in expenses related to our investment in SiempreTax+ and our ACA initiatives.

◦	An increase of $1.1 million in bank fees due to our decision to originate a larger portion of financial products through our in-house financial subsidiary.
The increases were partially offset by the following:

◦	A $2.9 million reduction in bad debt expense due to fewer franchisee terminations occurring in fiscal 2015 compared to fiscal 2014.

◦	A reduction of $0.9 million in restatement costs that occurred in fiscal 2014, but not in fiscal 2015.

◦	A reduction in professional fees of $0.9 million for advertising-related expenses that occurred in fiscal 2014, but not in fiscal 2015.

•	A $3.2 million increase in advertising expense caused primarily by the following:

◦	A $1.0 million in spending on advertising above the amount required to utilize the advertising fund established by franchisee advertising fees.

◦	A $1.0 million increase related to launching the SiempreTax+ brand and advertising designed to attract new franchisees.

◦	A $0.9 million increase in expenses that were spent in professional fees in fiscal 2014 but that were spent in advertising in fiscal 2015.

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

Liquidity and Capital Resources
Overview of factors affecting our liquidity
Seasonality of cash flow. Our tax return preparation business is seasonal, and most of our revenues and cash flow are generated during the period from late January through April 30. Following each tax season, from May 1 through late January of the following year, we rely significantly on excess operating cash flow from the previous season, from cash payments made by franchisees and ADs who purchase new territories and areas prior to the next tax season, and on the use of our credit facility to fund our operating expenses and invest in the future growth of our business. Our business has historically generated a strong operating cash flow from operations on an annual basis. We devote a significant portion of our cash resources during the off season to finance the working capital needs of our franchisees, and expenditures for property, equipment and software.
Credit facility. Our amended credit facility consists of a $21.2 million term loan and a revolving credit facility that currently allows borrowing of up to $203.8 million with an accordion feature that permits the Company to request an increase in availability of up to an additional $50.0 million. Outstanding borrowings accrue interest, which is paid monthly, at a rate of the one-month London Interbank Offered Rate ("LIBOR") plus a margin ranging from 1.50% to 2.25% depending on the Company's leverage ratio. At April 30, 2016 and 2015, the interest rate was 2.06% and 1.8%, respectively, and the average interest rate paid during the fiscal year ended April 30, 2016 was 1.89%. A commitment fee that varies from 0.25% to 0.50% depending on the Company's leverage ratio on the unused portion of the credit facility is paid monthly. The indebtedness is collateralized by substantially all the assets of the Company and both loans mature on April 30, 2019 (except as to the commitments of one lender under the revolving credit facility, which mature on September 30, 2017).
Under our credit facility, we are subject to a number of covenants that could potentially restrict how we carry out our business, or that require us to meet certain periodic tests in the form of financial covenants. The restrictions we consider to be material to our ongoing business include the following:

•	We must satisfy a "leverage ratio" test that is based on our outstanding indebtedness at the end of each fiscal quarter.

•	We must satisfy a "fixed charge coverage ratio" test at the end of each fiscal quarter.

•	We must reduce the outstanding balance under our revolving loan to zero for a period of at least 45 consecutive days each fiscal year.

•	We must also maintain a minimum net worth requirement, measured at April 30 of each year.
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
Franchisee lending and potential exposure to credit loss. A substantial portion of our cash flow during the year is utilized to provide funding to our franchisees and ADs. At April 30, 2016, our total balance of loans to franchisees for working capital and equipment loans, representing cash we had advanced to the franchisees, was $13.5 million. In addition, at that date, our franchisees and ADs together owed us an additional $90.6 million, less unrecognized revenue of $35.2 million, for amounts representing the unpaid purchase price for franchise territories, or areas comprising clusters of territories, and other amounts owed to us for royalties and other amounts for which our franchisees and ADs had outstanding payment obligations.
Our actual exposure to potential credit loss associated with franchisee loans is less than the aggregate amount of those loans because a significant portion of those loans are to franchisees located within AD areas, where our AD is ultimately entitled to a substantial portion of the franchise fee and royalty revenues represented by some of these loans. For this reason, the amount of indebtedness of franchisees to us is effectively offset in part by our related payable obligation to ADs in respect of franchise fees and royalties. As of April 30, 2016, the total indebtedness of franchisees to us where the franchisee is located in an AD area was $66.3 million but $25.0 million of that total indebtedness represents amounts ultimately payable to ADs as their share of franchise fees and royalties.

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
The unpaid amounts owed to us from our franchisees and ADs are collateralized by the underlying franchise or area and, when the franchise or area owner is an entity, are generally guaranteed by the owners of the respective entity. Accordingly, to the extent a franchisee or AD does not satisfy its payment obligations to us, we may repossess the underlying franchise or area in order to resell it in the future. At April 30, 2016, we had an investment in impaired accounts and notes receivable and related interest receivable of approximately $18.6 million. We consider accounts and notes receivable to be impaired if the amounts due exceed the fair value of the underlying franchise and estimate an allowance for doubtful accounts based on that excess. Amounts due include the recorded value of the accounts and notes receivable reduced by the allowance for uncollected interest, amounts due to ADs for their portion of franchisee receivables, any related unrecognized revenue and amounts owed to the franchisee or AD by us. In establishing the fair value of the underlying franchise, we consider net fees of open territories and the number of unopened territories. At April 30, 2016, our allowance for doubtful accounts for impaired accounts and notes receivable was $7.8 million. There were no significant concentrations of credit risk with any individual franchisee or AD as of April 30, 2016, and we believe that our allowance for doubtful accounts as of April 30, 2016 is adequate for our existing loss exposure. We closely monitor the performance of our franchisees and ADs, and will adjust our allowances as appropriate if we determine that the existing allowances are inadequate to cover estimated losses.
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
Sources and uses of cash
Operating activities
In fiscal 2016, our cash provided from operating activities increased $5.3 million from the cash provided in fiscal 2015. This increase was driven by:

•	A $10.1 million decrease in cash tax payments in fiscal 2016 compared to fiscal 2015.

•
A $3.9 million increase in income taxes payable, resulting from less excess tax benefits recognized during the year for stock option exercises. There was a corresponding decrease in cash flows from financing activities as a result of such excess tax benefits, offset by an $8.3 million increase in payments related to the settlement of our class action litigation cases.

•	Offset by higher revenues with only a slight increase in collections from franchisees and the payments of certain expenses that were delayed into fiscal 2016 from fiscal 2015.
In fiscal 2015, our cash provided from operating activities declined $19.0 million from cash provided in fiscal 2014. This reduction was driven by:

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
Investing activities
In fiscal 2016, we used $8.7 million more in investing activities than in fiscal 2015 due to:

•
A $7.2 million increase in net cash used in operating loans to franchisees resulting from an increase in lending of $8.2 million with only a slight increase in payments received from franchisees and an increase in loans applied in the acquisition of certain assets from franchisees.

•	A $5.0 million purchase of available-for-sale securities.

•	Offset by, a $2.7 million decrease in payments for purchases of Company-owned offices and AD rights, net of sales.
In fiscal 2015, we utilized $6.6 million more for investing activities compared to fiscal 2014. This increase was driven by:

•	$5.2 million in proceeds from the sale of available-for-sale securities received in fiscal 2014 that did not recur in fiscal 2015,

•	A $2.3 million increase in cash paid in fiscal 2015 for the purchase of property, equipment and software, primarily land and two buildings in Virginia Beach, Virginia.

•	Offset by, a $0.8 million increase in cash received in fiscal 2015 from the sales of Company-owned offices and AD rights.

Financing activities
In fiscal 2016, we used $16.7 million less cash for financing activities compared to fiscal 2015 largely due to:

•	A $24.6 million decrease in cash used for common stock repurchases, net of proceeds from stock option exercises; offset by,

•	A $6.6 million increase in dividends paid in fiscal 2016. In fiscal 2016 we paid four quarterly dividends compared to one quarterly dividend in fiscal 2015, and

•	A $3.9 million decrease in the tax benefit of stock options exercises.
In fiscal 2015, we used $26.3 million more cash from financing activities compared to fiscal 2014 largely due to:

•	A $25.0 million increase in cash used for common stock repurchases, net of proceeds from stock option exercises.

•	Dividends paid of $2.2 million in fiscal 2015.

•	A $3.4 million increase in payments related to our long-term debt in fiscal 2015 compared to fiscal 2014.

•
These uses of cash were partially offset by a $4.5 million benefit related to excess tax benefit of stock option exercises, which result when the intrinsic value of exercised stock-based awards exceeds the amount previously recognized as compensation expense.

Future cash needs and capital requirements
Operating cash flow needs. We believe that our credit facility entered into on April 30, 2012 and subsequently amended in October 2014, will be sufficient to support our cash flow needs for the foreseeable future.
The maximum balance of our revolving credit facility during fiscal 2016 was $157.4 million on February 2, 2016. By April 25, 2016, we paid the entire balance of our revolving credit facility. At April 30, 2016, using the leverage ratio applicable under our loan covenants at the end of each fiscal year, our maximum unused borrowing capacity was $111.2 million.
Our credit facility also contains a requirement that we reduce the balance of our revolving loan to zero for a period of at least 45 consecutive days each fiscal year. However, because our term loan will remain outstanding during that 45 day period, and given our historic cash flow experience at the beginning and end of each fiscal year, we do not anticipate that the unavailability of our revolving loan during that 45 day period each fiscal year will adversely affect our cash flow. As of June 14, 2016, we had maintained a zero balance on our revolver for the required 45 days and thus have already met the requirement for fiscal 2017.
Several factors could affect our cash flow in future periods, including the following:

•	The delay by the IRS until at least February 15, 2017 to issue refunds to taxpayers who claim the Earned Income Tax Credit or the Child Tax Credit.

•	The extent to which we extend additional operating financing to our franchisees and ADs, beyond the levels of prior periods.

•	The extent and timing of capital expenditures.

•	The cash flow effect of stock option exercises and the extent to which we engage in stock repurchases.

•	Our ability to generate fee and other income related to tax settlement products in light of regulatory pressures on us and our business partners.

•
The extent to which we repurchase AD areas, which will involve the use of cash in the short-term, but improve cash receipts in future periods from what would have been the AD's share of royalties and franchise fees.

•	The extent, if any, to which our Board of Directors elects to continue to declare dividends on our common stock.
Effect of our credit facility covenants on our future performance. Our credit facility, which matures on April 30, 2019, imposes several restrictive covenants, including a covenant that requires us to maintain a "leverage ratio" of not more than 4.5:1 at the end of each fiscal quarter ending January 31 and a ratio of not more than 3:1 at the end of each other fiscal quarter. The higher permitted leverage ratio at the end of the January 31 quarter reflects the fact that as of that date, we have typically extended significant credit to our franchisees for working capital and other needs that is not reflected in revenue that we receive from our franchisees until the period beginning in February each year. At January 31, 2016 and April 30, 2016, we had a leverage ratio of 3.9:1 and 0.52:1, respectively.
Our leverage ratio at April 30, 2016 reflected the fact that we had no balance outstanding on our revolving credit facility at that date and a $19.0 million balance under our term loan. The leverage ratio is measured only at the end of each fiscal quarter, and so there may be times at which we exceed the quarter-end leverage ratio during the quarter, which we are permitted to do provided that our leverage ratio is within the allowable ratio at quarter-end.
We continue to be obligated under our credit facility to satisfy a fixed charge coverage ratio test which requires that ratio to be not less than 1.50:1 at the end of every fiscal quarter. At January 31, 2016 and April 30, 2016, our fixed charge coverage ratios were 5.50:1 and 5.35:1, respectively.
We were in compliance with the ratio tests described in this section as of April 30, 2016. We expect to be able to manage our cash flow and our operating activities in such a manner that we will continue to be able to satisfy our obligations under the credit facility for the remainder of the term of that facility.
As noted above, although we are subject under our credit facility to a requirement that we reduce the balance of our revolving loan to zero for a period of at least 45 consecutive days each fiscal year, we do not believe that requirement will affect our cash flow or future performance.
Seasonality of Operations
Given the seasonal nature of the tax return preparation business, we have historically generated and expect to continue to generate most of our revenues during the period from January 1 through April 30. For example, in fiscal 2016 and fiscal 2015, we earned 31% and 29% of our revenues during our fiscal third quarter ended January 31, respectively, and 91% and 90% of our revenues during the combined fiscal third and fourth quarters, respectively. We historically operate at a loss through the first eight months of each fiscal year, during which we incur costs associated with preparing for the upcoming tax season.

Off Balance Sheet Arrangements
From time to time, we have been party to interest rate swap agreements. These swaps effectively changed the variable-rate of our credit facility into a fixed rate credit facility. Under the swaps, we received a variable interest rate based on the one month LIBOR and paid a fixed interest rate. Our most recent interest rate swap agreements expired in March 2013, and none were outstanding at April 30, 2016 or 2015. We may enter into interest rate swap agreements in the future if we determine that it is appropriate to hedge our interest rate risk.
We also enter into forward contracts to eliminate exposure related to foreign currency fluctuations in connection with the short-term advances we make to our Canadian subsidiary in order to fund personal income tax refund discounting for our Canadian operations. At April 30, 2016 and 2015, there were no forward contracts outstanding, but we expect to enter into forward contracts in the future during the Canadian tax season.
Commitments and Contingencies
The following table sets forth certain of our contractual obligations as of April 30, 2016.

	Contractual Obligations
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(dollars in thousands)
Long-term debt obligations(1)	$24,721	$6,348	$18,373	$—	$—
Capital lease obligations	9	9	—	—	—
Operating lease obligations(2)	17,999	8,012	7,929	1,811	247
Purchase obligations(3)	9,750	6,406	2,663	681	—
Net lease payments on closed offices	1,000	471	369	107	53
Total contractual obligations	$53,479	$21,246	$29,334	$2,599	$300
_______________________________________________________________________________
(1) Amounts include mandatory principal payments on long-term debt as well as estimated interest of $410, $772, $0, and $0 for less than 1 year, 1-3 years, 3-5 years, and more than 5 years, respectively. Interest calculated for future periods was based on the interest rate at April 30, 2016. The actual interest rate will vary based on LIBOR and our leverage ratio.
(2) We sublease most of the office spaces represented by this line item and anticipate sublease receipts from franchisees of $3,281, $3,193, $729, and $0 for less than 1 year, 1-3 years, 3-5 years, and more than 5 years, respectively.
(3) Amounts are primarily for advertising expense and for software licenses, maintenance, and development.
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The following critical accounting policies may affect reported results.
Revenue Recognition. We recognize franchise fees when our obligations to prepare the franchise for operation have been substantially completed and cash has been received.
AD rights have historically been granted for a term of ten years. We have changed future terms of new and renewal AD contracts to six years. AD fees are recognized as revenue on a straight-line basis over the initial contract term of each AD agreement with the cumulative amount of revenue recognized not to exceed the amount of cash received. Amounts due to ADs for their services under an area development agreement are expensed as the related franchise fees and royalty revenues are recognized.
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
Gains on sales of Company-owned offices are recognized when cash is received. Losses on sales of Company-owned offices are recognized immediately.
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
Allowance for Doubtful Accounts. Our allowance for doubtful accounts represents our best estimate of the amount of probable credit losses in our existing accounts receivable and notes receivable. Because the repayment of accounts receivable and notes receivable are dependent on the performance of the underlying franchises, at the end of each reporting period we estimate the amount of the allowance for uncollectible accounts based on a comparison of amounts due to the estimated fair value of the underlying franchise which collateralize such receivables.
Office Closing Costs. We provide for closed office liabilities on the basis of the present value of estimated remaining non-cancellable lease payments, net of estimated subtenant income. We estimate the net lease liability using a discount rate to calculate the present value of the remaining net rent payments on closed offices. We usually pay closed office lease liabilities over the lease terms associated with the closed offices, which generally have remaining terms ranging from one to seven years.
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
	Our calculation of the allowance requires management to make assumptions regarding the fair value of the franchise to which the account relates.	A 10% decrease in the fair value of franchise territories at April 30, 2016 would have increased our allowance for doubtful accounts by approximately $1.1 million at that date.
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
We have not made any material changes in the accounting methodology we use to assess impairment loss during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material. For AD rights, a 10% decrease in the estimated future cash flows would not result in any incremental loss. For assets acquired from franchisees, a 10% decrease in the fair value would result in an impairment loss of less than $0.1 million. For assets held for sale, a 10% decrease in the fair value would increase our impairment by approximately $0.4 million.

Recently Issued Accounting Standards
Refer to Note 1 - Description of Business and Summary of Significant Accounting Policies, in our consolidated financial statements.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Foreign exchange risk
We are subject to inherent risks attributed to operating in more than one country. Most of our revenues, expenses, and borrowings are denominated in U.S. dollars. Our operations in Canada, including the advances we make to our Canadian subsidiary, are denominated in Canadian dollars, and are, therefore, subject to foreign currency fluctuations. For fiscal 2016, a 5% change in the exchange rate of the Canadian dollar relative to the U.S. dollar would have had less than a $0.1 million impact on our net income and a $0.5 million impact on our total assets at April 30, 2016. We use, and may continue to use in the future, derivative financial instruments, such as forward contracts, to manage foreign currency exchange rate risks. See

"Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Off Balance Sheet Arrangements."
Interest rate risk
We are subject to interest rate risk in connection with our credit facility, which provides for borrowings of up to a total of $225.0 million and bears interest at variable rates. Assuming our revolving loan is fully drawn and including the full balance of our term loan, each eighth of a percentage point change in interest rates would result in a $0.3 million change in annual interest expense on our credit facility. From time to time, we have entered into hedging instruments involving the exchange of floating for fixed rate interest payments to reduce interest rate volatility. See " Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Off Balance Sheet Arrangements."

Item 8.    Financial Statements and Supplementary Data.
Our financial statements and supplementary financial information required by this Item 8 are contained in this report beginning on page F-1 and are incorporated herein by reference.
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
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2016, the Company’s disclosure controls and procedures were effective in providing reasonable assurance that material information is recorded, processed, summarized, and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, management believes that, as of April 30, 2016, the Company’s internal control over financial reporting was effective based on those criteria.
Changes in Internal Control over Financial Reporting
During the quarter ended April 30, 2016, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Executive Officers, and Corporate Governance.
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2016 Annual Meeting of Stockholders.
Item 11.    Executive Compensation.
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2016 Annual Meeting of Stockholders.
Item 12.    Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters.
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2016 Annual Meeting of Stockholders.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2016 Annual Meeting of Stockholders.
Item 14.    Principal Accounting Fees and Services.
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2016 Annual Meeting of Stockholders.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.

(a)	Financial Statements.
The following financial statements of the Company are included in Item 8 of this Annual Report on Form 10-K:
Audited Financial Statements for the Years Ended April 30, 2016, 2015, and 2014

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

4.3	Specimen Common Stock Certificate of Liberty Tax, Inc. (Incorporated by reference to Exhibit 4.6 to Form 8-K, File No. 001-35588 filed on September 3, 2014).
4.4	Form of Indenture with respect to Senior Debt Securities (incorporated by reference to Exhibit 4.2 to Form S-3, File No. 333-199579 filed on October 23, 2014).
4.5	Form of Indenture with respect to Subordinated Debt Securities (incorporated by reference to Exhibit 4.4 to Form S-3, File No. 333-199579 filed on October 23, 2014).
10.1#	JTH Holding, Inc. 2011 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to Form S-1, File No. 333-176655 filed on February 3, 2012).
10.2#	JTH Tax, Inc. Stock Option Plan dated as of May 1, 1998 (incorporated by reference to Exhibit 10.2 to Form S-1, File No. 333-176655 filed on September 2, 2011).
10.3#	Form of Stock Option Agreement under Stock Option Plan (incorporated by reference to Exhibit 10.3 to Form S-1, File No. 333-176655 filed on September 2, 2011).
10.4#
Form of Incentive Stock Option Agreement for Employees via JTH Holding, Inc. 2011 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 5 to Form S-1, File No. 333-176655 filed on October 15, 2012).

10.5#
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

10.15
Third Amendment to Revolving Credit and Term Loan Agreement dated as of September 2, 2015 among Liberty Tax, Inc. SunTrust Bank and other parties thereto (incorporated by reference to Exhibit 10.1 to Form 10-Q, File No. 001-35588 filed on September 3, 2015).

10.16	Supplement and Joinder Agreement dated October 3, 2014 (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on October 6, 2014).
10.17	Second Amendment to Revolving Credit and Term Loan Agreement dated October 3, 2014 (incorporated by reference to Exhibit 10.2 to Form 8-K, File No. 001-35588 filed on October 6, 2014).
10.18	Form of Franchise Agreement for United States Franchisees (incorporated by reference to Exhibit 10.17 to Form 10-K, File No., 001-35588 filed on July 1, 2015).
10.19	Form of Area Developer Agreement for United States Area Developers (incorporated by reference to Exhibit 10.18 to Form 10-K, File No., 001-35588 filed on July 1, 2015).
10.20#	Amended and Restated Employment Agreement for John T. Hewitt dated June 12, 2015 (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on June 12, 2015).
10.21#	Amended and Restated Employment Agreement for James J. Wheaton dated June 1, 2012 (incorporated by reference to Exhibit 10.4 to Form 8-K, File No. 000-54660 filed on June 14, 2012).
10.22#	Employment Agreement for Kathleen Donovan dated February 1, 2014 (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on January 24, 2014).
10.23#	Employment Agreement for Richard G. Artese dated May 1, 2014 (incorporated by reference to Exhibit 10.4 to Form 10-K, File No. 001-35588 filed on June 26, 2014).
10.24#	Employment Agreement for Mark F. Baumgartner dated June 1, 2012 (incorporated by reference to Exhibit 10.2 to Form 8-K, File No. 000-54660 filed on June 14, 2012).
10.25#	Employment Agreement for Robert J. Lougen, Jr. dated October 10, 2014 (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on October 14, 2014).
10.26#	Employment Agreement for Michael S. Piper dated July 31, 2015 (incorporated by reference to Exhibit 10.1 to Form 8-K, File No., 001-35588 filed on August 6, 2015).
10.27#	Employment Agreement for Vanessa M. Szajnoga dated November 23, 2015 (incorporated by reference to Exhibit 10.1 to Form 10-Q, File No., 001-35588 filed on December 9, 2015).
21.1*	Subsidiaries of Liberty Tax, Inc.
23.1*	Consent of KPMG LLP
31.1**	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
*    Filed herewith.
**    Furnished herewith.
#    Indicates management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY TAX, INC. (Registrant)
Date: June 29, 2016	By:	/s/ JOHN T. HEWITT
John T. Hewitt Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Date: June 29, 2016	By:	/s/ KATHLEEN E. DONOVAN
Kathleen E. Donovan Chief Financial Officer (Principal Financial Officer)
Date: June 29, 2016	By:	/s/ THOMAS S. DANIELS
Thomas S. Daniels Chief Accounting Officer (Principal Accounting Officer)
KNOW ALL MEN BY THESE PRESENTS that each of the undersigned whose signature appears below constitutes and appoints John T. Hewitt and Kathleen E. Donovan, his true and lawful attorneys-in-fact, with full power of substitution and resubstitution for him and on his behalf, and in his name, place, and stead, in any and all capacities to execute and sign any and all amendments to this Annual Report on Form 10-K and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof and the registrant hereby confers like authority on its behalf.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 29, 2016	By:	/s/ JOHN T. HEWITT
John T. Hewitt Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Date: June 29, 2016	By:	/s/ KATHLEEN E. DONOVAN
Kathleen E. Donovan Chief Financial Officer (Principal Financial Officer)
Date: June 29, 2016	By:	/s/ THOMAS S. DANIELS
Thomas S. Daniels Chief Accounting Officer (Principal Accounting Officer)
Date: June 29, 2016	By:	/s/ GORDON D'ANGELO
Gordon D'Angelo Director
Date: June 29, 2016	By:	/s/ JOHN R. GAREL
John R. Garel Director
Date: June 29, 2016	By:	/s/ STEVEN IBBOTSON
Steven Ibbotson Director

Date: June 29, 2016	By:	/s/ ROSS LONGFIELD
Ross Longfield Director
Date: June 29, 2016	By:	/s/ ELLEN MCDOWELL
Ellen McDowell Director
Date: June 29, 2016	By:	/s/ GEORGE T. ROBSON
George T. Robson Director
Date: June 29, 2016	By:	/s/ THOMAS HERSKOVITS
Thomas Herskovits Director
Date: June 29, 2016	By:	/s/ ROBERT M. HOWARD
Robert M. Howard Director

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Financial Statements
As of April 30, 2016 and 2015 and for the fiscal years ended April 30, 2016, 2015, and 2014
(With Report of Independent Registered Public Accounting Firm Thereon)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Liberty Tax, Inc.:
We have audited the accompanying consolidated balance sheets of Liberty Tax, Inc. and subsidiaries (the Company) as of April 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three‑year period ended April 30, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberty Tax, Inc. and subsidiaries as of April 30, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended April 30, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Norfolk, Virginia
June 29, 2016

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
April 30, 2016 and 2015
(In thousands, except share data)

	2016	2015
Assets
Current assets:
Cash and cash equivalents	$9,906	$21,387
Receivables:
Accounts receivable	49,908	46,121
Notes receivable - current	26,710	24,465
Interest receivable, net of uncollectible amounts	1,944	1,033
Allowance for doubtful accounts - current	(6,840)	(5,692)
Total current receivables, net	71,722	65,927
Assets held for sale	9,886	5,160
Deferred income tax asset	3,496	6,921
Other current assets	5,838	6,470
Total current assets	100,848	105,865
Property, equipment, and software, net	40,957	36,232
Notes receivable - non-current	25,514	22,416
Allowance for doubtful accounts - non-current	(2,010)	(1,663)
Total non-current notes receivables, net	23,504	20,753
Goodwill	4,228	3,377
Other intangible assets, net	16,270	14,672
Other assets	7,524	3,247
Total assets	$193,331	$184,146
Liabilities and Stockholders' Equity
Current liabilities:
Current installments of long-term debt	$5,947	$3,934
Accounts payable and accrued expenses	11,664	17,321
Due to Area Developers (ADs)	24,977	24,340
Income taxes payable	3,581	2,147
Deferred revenue - current	4,682	6,076
Total current liabilities	50,851	53,818
Long-term debt, excluding current installments	17,601	21,463
Deferred revenue - non-current	7,056	7,640
Deferred income tax liability	6,322	2,363
Total liabilities	81,830	85,284
Commitments and contingencies
Stockholders' equity:
Special voting preferred stock, $0.01 par value per share, 10 shares authorized, issued, and outstanding	—	—
Class A common stock, $0.01 par value per share, 21,200,000 shares authorized, 11,993,292 and 11,905,156 shares issued and outstanding at April 30, 2016 and 2015, respectively	120	119
Class B common stock, $0.01 par value per share, 1,000,000 shares authorized, 900,000 shares issued and outstanding	9	9
Exchangeable shares, $0.01 par value, 1,000,000 shares issued and outstanding	10	10
Additional paid-in capital	7,153	4,082
Accumulated other comprehensive loss, net of taxes	(1,698)	(697)
Retained earnings	105,907	95,339
Total stockholders' equity	111,501	98,862
Total liabilities and stockholders' equity	$193,331	$184,146

See accompanying notes to consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years ended April 30, 2016, 2015, and 2014
(In thousands, except per share data)

	2016	2015	2014
Revenues:
Franchise fees	$5,038	$6,246	$7,844
AD fees	6,008	6,901	6,680
Royalties and advertising fees	80,274	80,469	78,426
Financial products	45,327	37,058	34,512
Interest income	13,578	14,707	14,231
Tax preparation fees, net of discounts	19,292	13,877	14,295
Other revenue	3,912	2,914	3,708
Total revenues	173,429	162,172	159,696
Operating expenses:
Employee compensation and benefits	42,882	41,079	38,399
Selling, general, and administrative expenses	43,927	40,604	34,756
AD expense	27,686	28,497	27,319
Advertising expense	16,420	18,308	15,124
Depreciation, amortization, and impairment charges	10,026	9,900	9,277
Impairment of online software and acquired customer lists	—	8,392	—
Total operating expenses	140,941	146,780	124,875
Income from operations	32,488	15,392	34,821
Other income (expense):
Foreign currency transaction gain (loss)	29	(2)	(13)
Gain on sale of available-for-sale securities	—	—	2,183
Interest expense	(2,039)	(1,889)	(1,355)
Income before income taxes	30,478	13,501	35,636
Income tax expense	11,058	4,811	13,654
Net income	19,420	8,690	21,982
Less: Net income attributable to participating securities	(1,406)	(633)	(1,571)
Net income attributable to Class A and Class B common stockholders	$18,014	$8,057	$20,411

Net income per share attributable to Class A and Class B common stockholders:
Basic	$1.41	$0.63	$1.57
Diluted	1.38	0.61	1.51

Weighted-average shares used to compute net income per share attributable to Class A and Class B common stockholders:
Basic	12,814,775	12,738,887	12,990,522
Diluted	14,024,671	14,294,773	14,536,971

Cash dividends declared per share of common stock and common stock equivalents	$0.64	$0.16	$—

See accompanying notes to consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended April 30, 2016, 2015, and 2014
(In thousands)

	2016	2015	2014
Net income	$19,420	$8,690	$21,982
Unrealized (loss) gain on available-for-sale securities, net of taxes of $326, $-, and $608, respectively	(550)	—	975
Reclassified gain on sale of available-for-sale securities included in income, net of taxes of $-, $-, and $821, respectively	—	—	(1,362)
Foreign currency translation adjustment	(451)	(763)	(741)
Comprehensive income	$18,419	$7,927	$20,854

See accompanying notes to consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
Year ended April 30, 2016
(In thousands)

	Class A		Class B		Class A		Special voting preferred stock
	Common stock		Common stock		Preferred stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at May 1, 2015	11,905	$119	900	$9	—	$—	—	$—
Exercise of stock options	155	2	—	—	—	—	—	—
Shares issued	2	—	—	—	—	—	—	—
Repurchase of common stock	(82)	(1)	—	—	—	—	—	—
Vesting of restricted stock	13	—	—	—	—	—	—	—
Balance at April 30, 2016	11,993	$120	900	$9	—	$—	—	$—

	Exchangeable shares		Additional paid-in capital	Accumulated other comprehensive income (loss), net	Retained earnings
	Shares	Amount				Total
Balance at May 1, 2015	1,000	$10	$4,082	$(697)	$95,339	$98,862
Exercise of stock options	—	—	2,284	—	—	2,286
Repurchase of common stock	—	—	(1,976)	—	—	(1,977)
Stock-based compensation expense	—	—	1,863	—	—	1,863
Tax benefit of stock option exercises	—	—	900	—	—	900
Net income	—	—	—	—	19,420	19,420
Cash dividends ($0.16 per share)	—	—	—	—	(8,852)	(8,852)
Foreign currency translation adjustment	—	—	—	(451)	—	(451)
Unrealized loss on available-for-sale securities, net of taxes	—	—	—	(550)	—	(550)
Balance at April 30, 2016	1,000	$10	$7,153	$(1,698)	$105,907	$111,501

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

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended April 30, 2016, 2015, and 2014
(In thousands)

	2016	2015	2014
Cash flows from operating activities:
Net income	$19,420	$8,690	$21,982
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	7,282	5,726	8,692
Depreciation and amortization	6,872	8,499	7,836
Amortization of deferred financing costs	477	547	334
Impairment of goodwill and other assets	3,154	9,793	1,441
Loss on sale of property, equipment, and software	14	246	75
Stock-based compensation expense related to equity classified awards	1,863	2,477	2,074
Stock-based compensation expense (income) related to liability classified awards	—	—	(872)
Gain on bargain purchases and sales of Company-owned offices	(855)	(414)	(1,143)
Gain on sale of available-for-sale securities	—	—	(2,183)
Equity in loss of affiliate	73	160	214
Deferred tax expense	7,384	(3,545)	2,605
Changes in:
Accounts, notes, and interest receivable and deferred revenue	(14,228)	(8,869)	(7,708)
Prepaid expenses and other assets	210	(2,911)	(573)
Accounts payable and accrued expenses	(6,238)	2,685	2,643
Due to ADs	2,631	8,924	4,284
Income taxes payable (receivable)	1,758	(7,491)	3,781
Net cash provided by operating activities	29,817	24,517	43,482
Cash flows from investing activities:
Issuance of operating loans to franchisees	(101,552)	(93,365)	(76,013)
Payments received on operating loans to franchisees	89,786	88,776	71,722
Purchases of Company-owned offices, AD rights, and acquired customer lists	(4,787)	(8,246)	(8,706)
Proceeds from sale of Company-owned offices and AD rights	2,934	3,687	2,879
Purchase of available-for-sale securities	(4,999)	—	—
Proceeds from sale of available-for-sale securities	—	—	5,163
Purchases of property, equipment, and software	(10,692)	(11,463)	(9,149)
Proceeds from sale of property, equipment, and software	—	—	59
Net cash used in investing activities	(29,310)	(20,611)	(14,045)
Cash flows from financing activities:
Proceeds from the exercise of stock options	2,286	11,983	13,979
Repurchase of common stock	(1,977)	(36,308)	(13,079)
Dividends paid	(8,852)	(2,205)	—
Repayment of debt	(4,171)	(5,850)	(3,398)
Borrowings under revolving credit facility	166,232	154,633	137,391
Repayments under revolving credit facility	(166,232)	(154,633)	(137,391)
Payment for debt issue costs	—	(917)	—
Tax benefit of stock option exercises	900	4,803	283
Net cash used in financing activities	(11,814)	(28,494)	(2,215)
Effect of exchange rate changes on cash, net	(174)	(105)	(155)
Net increase (decrease) in cash and cash equivalents	(11,481)	(24,693)	27,067
Cash and cash equivalents at beginning of year	21,387	46,080	19,013
Cash and cash equivalents at end of year	$9,906	$21,387	$46,080

See accompanying notes to consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
Years ended April 30, 2016, 2015, and 2014
(In thousands)

	2016	2015	2014
Cash paid for interest, net of capitalized interest of $325, $200, and $378	$1,628	$1,467	$1,179
Cash paid for taxes, net of refunds	1,025	11,160	7,022
Accrued capitalized software costs included in accounts payable	407	168	149
Transfer from goodwill and other intangible assets to assets held for sale	—	—	4,413
Conversion of stock-based compensation awards from liability to equity classification	—	—	4,238
During the years ended April 30, 2016, 2015, and 2014, the Company acquired certain assets from franchisees, ADs, and third parties as follows:
Fair value of assets purchased	$19,726	$18,310	$18,740
Receivables applied, net of amounts written-off, due ADs and related deferred revenue	(12,050)	(6,931)	(5,336)
Bargain purchase gains	(552)	(367)	(487)
Notes and accounts payable issued	(2,337)	(2,766)	(4,211)
Cash paid to franchisees, ADs, and third parties	$4,787	$8,246	$8,706
During the years ended April 30, 2016, 2015, and 2014, the Company sold certain assets to franchisees and ADs as follows:
Book value of assets sold	$9,585	$11,469	$8,135
Loss on sale - loss recognized	(131)	(298)	(160)
Gain on sale - revenue deferred	1,688	2,000	1,872
Notes received	(8,208)	(9,484)	(6,968)
Cash received from franchisees and ADs	$2,934	$3,687	$2,879

See accompanying notes to consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2016 and 2015

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
The Company provides a substantial amount of lending to its franchisees and area developers ("ADs"). The Company allows franchisees and ADs to defer a portion of the initial franchise fee and AD fee, which are paid over time. The Company also offers its franchisees working capital loans to fund their operations between tax seasons.
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

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2016 and 2015

Office Count
The following table shows the U.S. office activity, the number of processing centers and Canadian offices, and a breakdown of Company-owned and franchised offices for the 2016, 2015, and 2014 tax seasons.

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
SiempreTax+, operated 144 offices during the 2016 tax season compared to 57 during the 2015 season. These offices consist of second offices opened by current franchisees in territories they already owned, conversions of existing Liberty Tax offices, and offices opened in new territories.
Territory Sales
During fiscal 2016, the Company sold 184 new territories, compared to 212 during fiscal 2015, and 225 during fiscal 2014. New territories include territories sold to new franchisees and additional territories sold to existing franchisees.
Significant Accounting Policies
Cash and Cash Equivalents - The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are maintained in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash and cash equivalents balances.
Accounts Receivable - Accounts receivable are recorded at the invoiced amount less an allowance for doubtful accounts and accrue finance charges at a 12% annual rate, compounded monthly, if unpaid after 30 days. Account balances are charged off against the allowance after all possible means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its accounts receivable.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2016 and 2015

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
Concentrations of credit risk - Financial instruments that could potentially subject the Company to concentrations of credit risk consist of accounts and notes receivable with its franchisees. The Company manages such risk by evaluating the financial position and value of the franchisees as well as obtaining the personal guarantee of the individual franchisees. At April 30, 2016 and 2015, there were no significant concentrations of credit risk associated with any individual franchisee or group of franchisees.
Allowance for Doubtful Accounts - The allowance for doubtful accounts includes the Company's best estimate of the amount of probable credit losses in the Company's existing accounts and notes receivable. Because the repayment of accounts and notes receivable is dependent on the performance of the underlying franchises, management estimates the amount of the allowance for doubtful accounts based on a comparison of amounts due to the estimated fair value of the underlying franchises which collateralize such receivables. Management believes the allowance is adequate to cover the Company's credit loss exposure. If the carrying amount exceeds the fair value, the receivable is considered impaired.
Available-for-sale Securities - From time to time, the Company purchases corporate equity securities that are classified as available -for-sale; changes in fair value of such securities are recognized, net of tax, in accumulated other comprehensive income in the stockholders' equity section of the balance sheet. Cash flows for the purchase and sale of these investments are classified as investing activities.
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
Revenue Recognition - The Company earns revenue from the sales of franchises and granting of AD rights. Additionally, the Company earns revenue from royalties and advertising fees and other products. Typically, franchise rights are granted to franchisees for a term of five years with an option to renew at no additional cost. In exchange for franchise fees and royalties and advertising fees, the Company is obligated by its franchise agreements to provide training, an operations manual, site selection guidance, tax preparation software, operational assistance, tax and technical support, the ability to perform electronic filing, and marketing and advertising. Franchise fee revenue for the sales of individual territories is recognized when the obligations of the Company to prepare the franchisee for operation are substantially complete, up to the amount of cash received.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2016 and 2015

AD rights have historically been granted for a term of ten years. The Company changed the term of new and renewal AD contracts to six years in fiscal 2015. AD fees are recognized as revenue on a straight-line basis over the initial contract term of each AD agreement with the cumulative amount of revenue recognized not to exceed the amount of cash received. Amounts due to ADs for their services under an AD agreement are expensed as the related franchise fees and royalty revenues are recognized.
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
Gains on sales of Company-owned offices are recognized when cash is received. Losses on sales of Company-owned offices are recognized immediately.
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
The Company did not have any outstanding derivative instruments or hedging activities as of April 30, 2016 and 2015.
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

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2016 and 2015

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
Comprehensive Income - Comprehensive income consists of net income, foreign currency translation adjustments, reclassified gain on sale of available-for-sale securities, net of taxes, and the unrealized gain or loss on equity securities available for sale, net of taxes.
Advertising Expenses - Advertising costs are expensed in the period incurred.
Office Closing Costs - Closed office liabilities are provided on the basis of the present value of estimated remaining non-cancellable lease payments, net of estimated subtenant income. An estimate the net lease liability using a discount rate to calculate the present value of the remaining net rent payments on closed offices. Closed office lease liabilities are paid over the lease terms associated with the closed offices, which generally have remaining terms ranging from one to seven years.
Stock-Based Compensation - The Company records the cost of its employee stock-based compensation as compensation expense in its consolidated statements of income based on the grant-date fair value of awards using the Black-Scholes-Merton option pricing model and considering forfeitures. For liability classified awards the Company records costs based on the fair value at the reporting date. The Company recognizes compensation costs for an equity-classified award that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award; changes in the fair value liability-classified awards are recognized as they occur. The Company considers forfeitures in its computation of fair value. The Company reflects the excess tax benefits related to stock option exercises as additional paid-in capital on its consolidated balance sheets and as financing cash flows on its consolidated statements of cash flows.
Compensation costs related to restricted stock units are based on the grant-date fair value and are amortized on a straight-line basis to compensation expense over the vesting period.
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
Accounting Pronouncements
In September 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 eliminates the requirement for an acquirer to retrospectively adjust provisional amounts recorded in a business combination to reflect new information about the facts and circumstances that existed as of the acquisition date and that, if known, would have affected measurement or recognition of amounts initially recognized. As an alternative, the amendment requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the financial statements of the period in which adjustments to provisional amounts are determined, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, which means that it will be effective for the Company in the first quarter of fiscal year beginning May 1, 2016. Early adoption is permitted. The Company is currently evaluating the impact of our pending adoption of ASU 2015-16 on its consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2016 and 2015

In May 2014 the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” and in August 2015 the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible that more judgment and estimates may be required within the revenue recognition process than are required under present U.S. GAAP. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. The new standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017, which means that it will be effective for the Company in the first quarter of its fiscal year beginning May 1, 2018. Early adoption of one year prior to the required effective date is permitted. ASU 2014-09 allows adoption using either of two methods: (i) retrospective to each prior reporting period presented, with the option to elect certain practical expedients; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures. The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements.

In November 2015 the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes (Topic 740)," which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as non-current. This ASU is effective for interim and annual periods in fiscal years beginning after December 15, 2016, which means that it will be effective for the Company in the first quarter of its fiscal year beginning May 1, 2017. The Company is currently evaluating the impact of its pending adoption of ASU 2015-17 on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases," which requires recognition of lease assets and lease liabilities on the balance sheet of lessees. ASU 2016-02 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2018, which for the Company is the first quarter of its fiscal year beginning May 1, 2019. Early adoption is permitted. ASU 2016-02 requires a modified retrospective transition approach and provides certain optional transition relief. The Company is currently evaluating the effect the adoption of this guidance will have on its consolidated results of operations, financial position and cash flows.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 is effective for the Company on May 1, 2016.

 In August 2015, the FASB issued ASU No. 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements," which further clarifies the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. This update allows for debt issuance costs related to line-of-credit arrangements to be presented as an asset and subsequent amortization of the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit. The standard is effective for financial statements issued for fiscal years beginning after December 31, 2015, for interim periods within those fiscal years and early adoption is permitted. ASU 2015-15 is effective for the Company on May 1, 2016.

Segment Reporting
Management has identified two operating segments, U.S. operations and Canadian operations. Although there are two operating segments, each segment is engaged in providing tax return preparation and related services and products. These two operating segments, which have similar gross margin and sales trends, have been aggregated into a single reporting segment because both segments are similar in the nature of services offered, production process, type of customer, the distribution methods, and the regulatory environment in which they operate. Canadian operations contributed $7.0 million, $6.9 million, and $6.4 million in revenues for the years ended April 30, 2016, 2015, and 2014, respectively.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2016 and 2015

(2) Notes and Accounts Receivable
The Company provides financing to franchisees and ADs for the purchase of franchises, areas and Company-owned offices, and operating loans for working capital and equipment needs. The franchise-related notes generally are payable over five years and the operating loans generally are due within one year. Most notes bear interest at 12%.
Notes and interest receivable, net of unrecognized revenue, as of April 30, 2016 and 2015 are presented in the consolidated balance sheets as follows:

	2016	2015
	(In thousands)
Notes receivable - current	$26,710	$24,465
Notes receivable - non-current	25,514	22,416
Interest receivable, net of uncollectible amounts	1,944	1,033
Total notes and interest receivable, net of unrecognized revenue	$54,168	$47,914
Most of the notes receivable are due from the Company's franchisees and ADs and are collateralized by the underlying franchise and, when the franchise or AD is an entity, are guaranteed by the owners of the respective entity. The debtors' ability to repay the notes is dependent upon both the performance of the tax preparation industry as a whole and the individual franchisees' or ADs' areas.
The table above does not include unrecognized revenue. Unrecognized revenue relates to the financed portion of franchise fees and AD fees and, in the case of sales of Company-owned offices, the financed portion of gains related to these sales in each case where revenue has not yet been recognized. For franchise fees and gains related to the sale of Company-owned offices, revenue is recorded as note payments are received by the Company. Payments on AD fee notes receivable generate a corresponding increase in deferred revenue, which is amortized into revenue over the life of the AD contract. In fiscal 2015 the Company changed the term of new and renewal AD contracts to six years from ten years and the revenue for these contracts will be recognized over that period, subject to the receipt of cash. Unrecognized revenue was $35.2 million and $38.6 million at April 30, 2016 and 2015, respectively.

Allowance for Doubtful Accounts
The adequacy of the allowance for doubtful accounts is assessed on a quarterly basis and adjusted as deemed necessary. Management believes the recorded allowance is adequate based upon its consideration of the estimated value of the franchises and AD areas, which collateralize the receivables. Any adverse change in the tax preparation industry or the individual franchisees' or ADs' areas could affect the Company's estimate of the allowance.
Activity in the allowance for doubtful accounts for the years ended April 30, 2016, 2015, and 2014 was as follows.

	2016	2015	2014
	(In thousands)
Balance at beginning of year	$7,355	$6,850	$6,684
Provision for doubtful accounts	7,282	5,726	8,692
Write-offs	(5,737)	(5,122)	(8,460)
Foreign currency adjustment	(50)	(99)	(66)
Balance at end of year	$8,850	$7,355	$6,850
Management considers specific accounts and notes receivable to be impaired if the net amounts due exceed the fair value of the underlying franchise at the time of the annual valuation and estimates an allowance for doubtful accounts based on that excess. While not specifically identifiable as of the balance sheet date, the Company's experience also indicates that a portion of other accounts and notes receivable are also impaired, because management does not expect to collect all principal and interest due under the current contractual terms. Net amounts due include contractually obligated accounts and notes receivable plus accrued interest, net of unrecognized revenue, reduced by the allowance for uncollected interest, amounts due ADs, related deferred revenue, and amounts owed to the franchisee by the Company. In establishing the fair value of the underlying

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2016 and 2015

franchise, management considers a variety of factors including recent sales between franchisees, net fees of open offices earned during the most recently completed tax season, and the number of unopened offices.
The allowance for doubtful accounts at April 30, 2016 and 2015 was allocated as follows.

	2016	2015
	(In thousands)
Impaired:
Accounts receivable	$7,083	$7,634
Notes and interest receivable, net of unrecognized revenue	12,960	10,921
Less amounts due to ADs and franchisees	(1,426)	(1,535)
Amounts receivable less amounts due to ADs and franchisees	$18,617	$17,020

Allowance for doubtful accounts for impaired accounts and notes receivable	$7,787	$6,594

Non-impaired:
Accounts receivable	$42,825	$38,487
Notes and interest receivable, net of unrecognized revenue	41,208	36,993
Less amounts due to ADs and franchisees	(26,183)	(25,150)
Amounts receivable less amounts due to ADs and franchisees	$57,850	$50,330

Allowance for doubtful accounts for non-impaired accounts and notes receivable	$1,063	$761

Total:
Accounts receivable	$49,908	$46,121
Notes and interest receivable, net of unrecognized revenue	54,168	47,914
Less amounts due to ADs and franchisees	(27,609)	(26,685)
Amounts receivable less amounts due to ADs and franchisees	$76,467	$67,350

Total allowance for doubtful accounts	$8,850	$7,355
The Company's average investment in impaired notes receivable during the fiscal years ended April 30, 2016, 2015, and 2014 was $9.0 million, $7.9 million, and $8.5 million, respectively. Interest income recognized related to performing impaired notes was $0.9 million, $0.7 million, and $0.9 million for the fiscal years ended April 30, 2016, 2015, and 2014, respectively.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2016 and 2015

Analysis of Past Due Receivables
The breakdown of accounts and notes receivable past due at April 30, 2016 and 2015 was as follows.

	2016
	Past due	Allowance for uncollectible interest	Current	Total receivables
	(In thousands)
Accounts receivable	$25,329	$(617)	$25,196	$49,908
Notes and interest receivable, net	6,891	(1,057)	48,334	54,168
Total accounts, notes, and interest receivable, net	$32,220	$(1,674)	$73,530	$104,076

	2015
	Past due	Allowance for uncollectible interest	Current	Total receivables
	(In thousands)
Accounts receivable	$22,115	$(938)	$24,944	$46,121
Notes and interest receivable, net	8,168	(1,165)	40,911	47,914
Total accounts, notes, and interest receivable, net	$30,283	$(2,103)	$65,855	$94,035
Accounts receivable are considered to be past due if unpaid 30 days after billing and notes receivable are considered past due if unpaid 90 days after due date, at which time the notes are put on nonaccrual status. The Company's investment in notes receivable on nonaccrual status at April 30, 2016 and 2015 was $5.5 million and $9.3 million, respectively. Payments received on notes in nonaccrual status are applied to interest income first until the note is current and then to the principal note balance. Nonaccrual notes that are paid current are moved back into accrual status during the next annual review.

(3) Investments
During the year ended April 30, 2016, the Company purchased a corporate equity security for $5.0 million, which was classified as available-for-sale and reported in other non-current assets. The Company recorded an unrealized loss at April 30, 2016 of $0.5 million, net of taxes, which was reported in the Company's Consolidated Statement of Comprehensive Income. The Company had no such transactions during the year ended April 30, 2015. During the year ended April 30, 2014, the Company sold equity securities for a realized gain of $2.2 million, which was reclassified out of accumulated other comprehensive income and recorded as other income in the consolidated statements of income. The Company periodically reviews our investment portfolios to determine whether any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company did not record any other-than-temporary impairments of available-for-sale securities during fiscal years 2016, 2015 or 2014.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2016 and 2015

(4) Property, Equipment, and Software, Net
Property, equipment, and software at April 30, 2016 and 2015 was as follows:

	2016	2015
	(In thousands)
Land and land improvements	$2,413	$2,259
Buildings and building improvements	8,730	8,481
Leasehold improvements	138	143
Furniture, fixtures, and equipment	6,307	6,013
Software	44,418	37,894
Construction in progress	3	393
Property, equipment, and software, gross	62,009	55,183
Less accumulated depreciation and amortization	21,052	18,951
Property, equipment, and software, net	$40,957	$36,232
Total depreciation and amortization expense on property, equipment, and software was $4.7 million, $5.5 million, and $3.8 million for the years ended April 30, 2016, 2015, and 2014, respectively.
The software included above includes both internally developed software and purchased software. Included in software are $19.9 million and $12.9 million of assets that had not been placed into service at April 30, 2016 and 2015, respectively. See Note 5 for a description of the impairment related to the Company's online software and acquired online customer lists in the year ended April 30, 2015.
The Company is obligated under various operating leases for office space that expire at various dates. At April 30, 2016, future minimum lease payments under non-cancelable operating leases with initial or remaining lease terms in excess of one year, together with amounts due from franchisees under subleases, were as follows:

	Lease payments	Sublease receipts
	(In thousands)
Year ending April 30:
2017	$8,012	$3,281
2018	5,493	2,203
2019	2,436	990
2020	1,211	527
2021	600	202
Thereafter	247	—
Total minimum lease payments	$17,999	$7,203
Total rent expense for operating leases, net of subleases, was $4.7 million, $3.2 million, and $3.4 million for the years ended April 30, 2016, 2015, and 2014, respectively.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2016 and 2015

(5) Goodwill and Intangible Assets
At the end of the fourth quarter of fiscal 2014, assets associated with tax offices acquired from U.S. franchisees were transferred out of goodwill and intangible assets and classified as assets held for sale.
Changes in the carrying amount of goodwill for the years ended April 30, 2016 and 2015 were as follows:

	2016	2015
	(In thousands)
Balance at beginning of year	$3,377	$2,997
Acquisitions of assets from franchisees and third parties	960	1,107
Disposals and foreign currency changes, net	(52)	(465)
Impairments	(57)	(262)
Balance at end of year	$4,228	$3,377
The Company performed its annual impairment review of goodwill and recorded impairment of $0.1 million and $0.3 million for the years ended April 30, 2016 and 2015, respectively.
During fiscal 2014, the Company purchased certain assets of an online tax preparation software provider for $3.2 million and allocated the purchase price to identifiable intangible assets.
As of April 30, 2015, the Company reviewed for impairment the assets related to its online tax preparation business as a result of changes in the pricing environment in the online tax preparation market, a significant decline in the number of returns prepared online and a decline in the related revenues experienced in fiscal 2015. The Company believed that these changes indicated that the carrying amount of assets related to its online tax preparation business may not be recoverable. Accordingly, the undiscounted future cash flows generated by its online software and acquired online customer lists were estimated and the Company concluded that the carrying value of those assets was not recoverable. An impairment loss of $8.4 million was recorded equal to the excess of the carrying amount of those assets over their fair value. The fair value of those assets was determined using a discounted cash flow model. The Company did not record an impairment related to the online tax preparation business in fiscal year 2016.
The impairment loss was allocated as follows at April 30, 2015:

April 30, 2015
(In thousands)
Software	$6,882
Acquired customer lists	1,510
Impairment of online software and acquired customer lists	$8,392

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2016 and 2015

Components of amortizable intangible assets as of April 30, 2016 and 2015 were as follows:

	April 30, 2016
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Customer lists acquired from unrelated third parties	4 years	$1,027	$(339)	$688
Assets acquired from franchisees:
Customer lists	4 years	1,380	(500)	880
Reacquired rights	2 years	511	(482)	29
AD rights	10 years	20,218	(5,545)	14,673
Total intangible assets		$23,136	$(6,866)	$16,270

	April 30, 2015
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Customer lists acquired from unrelated third parties	4 years	$1,027	$—	$1,027
Assets acquired from franchisees:
Customer lists	4 years	759	(441)	318
Reacquired rights	2 years	559	(473)	86
AD rights	10 years	17,345	(4,104)	13,241
Total intangible assets		$19,690	$(5,018)	$14,672

For the years ended April 30, 2016, 2015, and 2014 the Company recorded as intangible assets $1.8 million, $1.7 million, and $9.0 million, respectively, from acquisitions of various franchises and third parties. During fiscal 2014 and 2013, both U.S. and Canadian franchise acquisitions were recorded an intangible assets; however, during fiscal 2015, the majority of U.S. franchise acquisitions were recorded as assets held for sale, while Canadian franchise acquisitions continued to be recorded as intangible assets. These acquisitions were accounted for as business combinations.
The purchase price of assets acquired from franchisees and third parties and recorded as customer lists, reacquired rights, and goodwill during fiscal 2016, 2015, and 2014 was allocated as follows.

	2016	2015	2014
	(In thousands)
Customer lists	$728	$435	$2,372
Reacquired rights	39	284	1,806
Goodwill	1,048	975	4,855
Purchase price of assets acquired from franchisees, not held for sale	$1,815	$1,694	$9,033
The Company expects that assets associated with Company-owned offices will be sold before the end of their estimated useful life. During the years ended April 30, 2016, 2015, and 2014, impairment analyses were performed for amortizable intangible assets. Write-downs of assets acquired from franchisees relate to Company-owned offices that were subsequently closed and impairment of the fair value of existing Company-owned offices based on the impairment analysis. As a result, the carrying values of assets acquired from franchisees were reduced by less than $0.1 million for the fiscal year ended April 30, 2016, $0.5 million for 2015, and $0.9 million for 2014. These amounts were expensed to impairment charges on the consolidated statements of income. The Company estimated the fair value of assets associated with Company-owned offices based on various models, including data and input from a third-party.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2016 and 2015

For the years ended April 30, 2016, 2015, and 2014, amortization expense was $2.3 million, $3.6 million, and $4.1 million, respectively. Annual amortization expense for the next five years is estimated to be as follows (in thousands):

Year ending April 30:
2017	$2,733
2018	2,535
2019	2,313
2020	1,878
2021	1,670
Total estimated amortization expense	$11,129

(6) Assets Held for Sale

During fiscal 2016, the Company acquired $13.3 million in assets from U.S. franchisees and third parties that were first accounted for as business combinations, with the value allocated to customer lists and reacquired rights of $6.1 million and goodwill of $7.2 million prior to being recorded as assets held for sale. During fiscal 2015, the Company acquired $8.7 million in assets from U.S. franchisees and third parties that were first accounted for as business combinations, with the value allocated to customer lists and reacquired rights of $4.4 million and goodwill of $4.3 million prior to being recorded as assets held for sale. The acquired businesses are operated as Company-owned offices until a buyer is located and a new franchise agreement is entered into.
Changes in the carrying amounts of assets held for sale for the fiscal years ended April 30, 2016 and 2015 were as follows:

	2016	2015
	(In thousands)
Balance at beginning of year	$5,160	$4,413
Reacquired, acquired from third parties, and other	13,309	8,517
Dispositions	(6,526)	(7,014)
Impairment	(2,057)	(756)
Balance at end of year	$9,886	$5,160

(7) Debt
The Company has an amended credit facility that consists of a $21.2 million term loan and a revolving credit facility that currently allows borrowing of up to $203.8 million with an accordion feature that permits the Company to request an increase in availability of up to an additional $50.0 million. Outstanding borrowings accrue interest, which is paid monthly, at a rate of the one-month London Interbank Offered Rate ("LIBOR") plus a margin ranging from 1.50% to 2.25% depending on the Company's leverage ratio. At April 30, 2016 and 2015, the interest rate was 2.06% and 1.8%, respectively, and the average interest rate paid during the fiscal year ended April 30, 2016 was 1.89%. A commitment fee is paid monthly that varies from 0.25% to 0.50% depending on the Company's leverage ratio on the unused portion of the credit facility. The indebtedness is collateralized by substantially all the assets of the Company and both loans mature on April 30, 2019 (except as to the commitments of one lender under the revolving credit facility, which mature on September 30, 2017).
The credit facility contains certain financial covenants that the Company must meet, including leverage and fixed-charge coverage ratios as well as minimum net worth requirements. In addition, the Company must reduce the outstanding balance under its revolving loan to zero for a period of at least 45 consecutive days each fiscal year. The Company's borrowing availability on the credit facility at April 30, 2016 was $111.2 million. At April 30, 2016 and 2015, the Company had no outstanding borrowings under its revolving credit facility. The Company was in compliance with the financial covenants of its credit facility at April 30, 2016.

The credit facility also contains certain events of default that may cause the bank syndicate to terminate the credit facility and declare amounts owed to become immediately payable if they occur. At April 30, 2016, the Company has not incurred an event of default.
Debt at April 30, 2016 and 2015 was as follows:

	2016	2015
	(In thousands)
Term loan payable in quarterly principal installments of 2.5%, 2.5%, and 3.125% of the original amount borrowed for the years ending April 30, 2017, 2018 and 2019, respectively; at that time a balloon payment of $14,875 is payable.	$18,992	$20,453
Mortgage note payable to a bank in monthly installments of $16 including interest at 6.06% through September 2016; at that time a balloon payment of $2,213 is payable; subject to a prepayment penalty; collateralized by land and building.	2,230	2,279
Amounts due to former ADs and others at zero percent interest; due May 2016 through June 2018.	2,317	2,626
Other debt	9	39
Total long-term debt	23,548	25,397
Less current installments	5,947	3,934
Total long-term debt, less current installments	$17,601	$21,463
Aggregate maturities of long-term debt at April 30, 2016 are as follows (in thousands):

Year ending April 30:
2017	$5,947
2018	2,706
2019	14,895
2020	—
Total long-term debt	$23,548

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

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2016 and 2015

involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates and foreign currency rates on the Company's future cash flows.
It is the policy of the Company to enter into forward contracts at the time short-term advances are made to its Canadian subsidiary.
Interest rate swap agreements. None.
Forward contracts related to foreign currency exchange rates. In connection with short-term advances made to its Canadian subsidiary related to personal income tax refund discounting, the Company enters into forward contracts to eliminate the exposure related to foreign currency fluctuations. Under the terms of the forward currency contracts, the exchange rate for repayments is fixed at the time advance is made and the advances are repaid prior to April 30 of each year. These forward contracts are designated as cash flow hedges. At April 30, 2016 and 2015, there were no remaining forward contracts outstanding. During the years ended April 30, 2016, 2015, and 2014, these foreign currency hedges were effective and, therefore, no amounts were recognized in the consolidated statements of income.
At April 30, 2016, there were no deferred gains on derivative instruments accumulated in other comprehensive income.

(9) Stockholders' Equity
Preferred Stock and Exchangeable Shares
The Company has 190,000 shares of authorized Class A preferred stock with a par value of $0.01, of which none were issued and outstanding at April 30, 2016 and 2015.
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
Accumulated Other Comprehensive Income (loss)
The components of accumulated other comprehensive loss at April 30, 2016 and 2015 are as follows.

	2016	2015
	(In thousands)
Foreign currency adjustment	$(1,148)	$(697)
Unrealized loss on equity securities available for sale, net of taxes	(550)	—
Total accumulated other comprehensive loss	$(1,698)	$(697)
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

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2016 and 2015

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
The computation of basic and diluted net income per share for the years ended April 30, 2016, 2015, and 2014 is as follows.

	2016
	Class A common stock	Class B common stock
	(In thousands, except for share and per share amounts)
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$18,056	$1,364
Amounts allocated to participating securities:
Exchangeable shares	(1,307)	(99)
Net income attributable to common stockholders	$16,749	$1,265
Denominator:
Weighted-average common shares outstanding	11,914,775	900,000
Basic net income per share	$1.41	$1.41

Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$16,749	$1,265
Reallocation of undistributed earnings as a result of assumed conversion of:
Class B common stock to Class A common stock	1,265	—
Exchangeable shares to Class A common stock	1,406	—
Net income attributable to stockholders	$19,420	$1,265
Denominator:
Number of shares used in basic computation	11,914,775	900,000
Weighted-average effect of dilutive securities:
Class B common stock to Class A common stock	900,000	—
Exchangeable shares to Class A common stock	1,000,000	—
Employee stock options and restricted stock units	209,896	13,674
Weighted-average diluted shares outstanding	14,024,671	913,674
Diluted net income per share	$1.38	$1.38

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2016 and 2015

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

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2016 and 2015

	2014
	Class A common stock	Class B common stock
	(In thousands, except for share and per share amounts)
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$20,459	$1,523
Amounts allocated to participating securities:
Exchangeable shares	(1,462)	(109)
Net income attributable to common stockholders	$18,997	$1,414
Denominator:
Weighted-average common shares outstanding	12,090,522	900,000
Basic net income per share	$1.57	$1.57

Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$18,997	$1,414
Reallocation of undistributed earnings as a result of assumed conversion of:
Class B common stock to Class A common stock	1,414	—
Class A preferred stock to Class A common stock	—	—
Exchangeable shares to Class A common stock	1,571	—
Net income attributable to stockholders	$21,982	$1,414
Denominator:
Number of shares used in basic computation	12,090,522	900,000
Weighted-average effect of dilutive securities:
Class B common stock to Class A common stock	900,000	—
Exchangeable shares to Class A common stock	1,000,000	—
Employee stock options and restricted stock units	546,449	35,153
Weighted-average diluted shares outstanding	14,536,971	935,153
Diluted net income per share	$1.51	$1.51
Diluted net income per share excludes the impact of shares of potential common stock from the exercise of options and vesting of restricted stock units to purchase 429,644, 210,416 and 483,397 shares for the years ended April 30, 2016, 2015, and 2014, respectively, because the effect would be anti-dilutive.

(10) Stock Compensation Plan
Stock Options
In August 2011, the Board of Directors approved the JTH Holding, Inc. 2011 Equity and Cash Incentive Plan. Employees and outside directors are eligible to receive awards and a total of 2,500,000 shares of Class A common stock were authorized for grant under the plan. At April 30, 2016, 1,355,903 shares of Class A common stock remained available for grant.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2016 and 2015

The following table summarizes the information for options granted in the years ended April 30, 2016, 2015, and 2014.

	2016	2015	2014
Weighted-average fair value of options granted	$5.05	$9.59	$6.87
Dividend yield	2.8% - 3.7%	0.0% - 2.2%	—%
Expected volatility	32.4% - 35.6%	31.1% - 31.7%	34.1% - 37.0%
Expected terms	4 - 6 years	5 years	4 - 5 years
Risk-free interest rates	1.4% - 1.7%	1.6% - 1.9%	0.8% - 1.6%
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
Stock option activity during the years ended April 30, 2016, 2015, and 2014 was as follows:

	Number of options	Weighted average exercise price
Outstanding at April 30, 2013	2,534,683	$14.81
Granted	628,374	20.42
Exercised	(955,592)	14.63
Canceled	(267,059)	15.03
Outstanding at April 30, 2014	1,940,406	16.68
Granted	170,416	32.87
Exercised	(761,913)	15.73
Canceled	(5,350)	15.00
Outstanding at April 30, 2015	1,343,559	19.28
Granted	227,387	22.30
Exercised	(154,594)	14.79
Canceled	(151,790)	24.31
Outstanding at April 30, 2016	1,264,562	$19.77
Intrinsic value is defined as the fair value of the stock less the cost to exercise. The total intrinsic value of options exercised was $0.9 million, $13.3 million, and $9.4 million during the years ended April 30, 2016, 2015, and 2014, respectively. The total intrinsic value of stock options outstanding at April 30, 2016 was zero. Outstanding options have vesting terms that range from six months to six years from the date of grant and expire from four to five years after the vesting date.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2016 and 2015

Nonvested stock options (options that had not vested in the period reported) activity during the years ended April 30, 2016, 2015, and 2014 was as follows:

	Nonvested options	Weighted average exercise price
Outstanding at April 30, 2013	132,500	$15.00
Granted	628,374	20.42
Vested	(275,874)	16.93
Canceled	—	—
Outstanding at April 30, 2014	485,000	20.92
Granted	170,416	32.87
Vested	(270,000)	18.99
Canceled	—	—
Outstanding at April 30, 2015	385,416	27.56
Granted	227,387	22.30
Vested	(173,750)	25.16
Canceled	(50,000)	33.79
Outstanding at April 30, 2016	389,053	$24.76
At April 30, 2016, unrecognized compensation cost related to non-vested stock options was $2.1 million. These costs are expected to be expensed through fiscal 2021.
The following table summarizes information about stock options outstanding and exercisable at April 30, 2016.

	Options outstanding			Options exercisable
Range of Exercise Prices	Number of options outstanding	Weighted average exercise price	Weighted average remaining contractual life (in years)	Number of options exercisable	Weighted average exercise price
15.00	501,883	15.00	1.6	501,883	15.00
16.38 - 19.75	291,876	17.90	4.0	264,876	17.94
22.18 - 29.48	405,387	24.83	5.7	80,000	26.59
33.38 - 33.79	65,416	33.38	5.5	28,750	33.38
	1,264,562	$19.77		875,509	$17.55
Restricted Stock Units
The Company has awarded restricted stock units to its non-employee directors and certain employees. Restricted stock units are valued at the closing stock price the day preceding the grant date. Compensation costs associated with these restricted shares are amortized on a straight-line basis over the vesting period and recognized as an increase in additional paid-in capital. At April 30, 2016, unrecognized compensation cost related to restricted stock units was $0.6 million. These costs are expected to be recognized through fiscal 2019.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2016 and 2015

Restricted stock activity during the years ended April 30, 2016, 2015 and 2014 was as follows. The Company did not issue restricted stock units prior to fiscal year 2013.

	Number of RSUs	Weighted Average Fair Value at Grant Date
Balance at April 30, 2013	15,971	$13.50
Granted	23,565	16.86
Vested	(14,598)	13.36
Canceled	(3,493)	16.07
Balance at April 30, 2014	21,445	16.87
Granted	25,691	33.38
Vested	(14,746)	16.38
Canceled	(3,461)	26.47
Balance at April 30, 2015	28,929	30.63
Granted	32,056	23.06
Vested	(13,394)	27.99
Canceled	(4,799)	27.89
Balance at April 30, 2016	42,792	$26.10

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

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2016 and 2015

The following tables present, for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis at April 30, 2016 and 2015.

		April 30, 2016 Fair value measurements using
	Total	Level 1	Level 2	Level 3
	(In thousands)
Recurring assets:
Cash equivalents	$7,140	$7,140	$—	$—
Available-for-sale-securities	4,123	4,123	—	—
Total recurring assets	11,263	11,263	—	—
Nonrecurring assets:
Impaired accounts and notes receivable, net of unearned revenue	12,256	—	—	12,256
Impaired goodwill	63	—	—	63
Impaired reacquired rights	28	—	—	28
Impaired customer lists	34	—	—	34
Assets held for sale	9,886	—	—	9,886
Total nonrecurring assets	22,267	—	—	22,267
Total recurring and nonrecurring assets	$33,530	$11,263	$—	$22,267

		April 30, 2015 Fair value measurements using
	Total	Level 1	Level 2	Level 3
	(In thousands)
Recurring assets:
Cash equivalents	$16,975	$16,975	$—	$—
Total recurring assets	16,975	16,975	—	—
Nonrecurring assets:
Impaired accounts and notes receivable, net of unearned revenue	11,961	—	—	11,961
Impaired online software	1,253	—	—	1,253
Impaired acquired online customer lists	1,027	—	—	1,027
Impaired goodwill	224	—	—	224
Impaired reacquired rights	79	—	—	79
Impaired customer lists	126	—	—	126
Assets held for sale	5,160	—	—	5,160
Total nonrecurring assets	19,830	—	—	19,830
Total recurring and nonrecurring assets	$36,805	$16,975	$—	$19,830
The Company's policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1 or 2 recurring fair value measurements for the years ended April 30, 2016 and 2015.
The following methods and assumptions are used to estimate the fair value of our financial instruments.
Cash equivalents: The carrying amounts approximate fair value because of the short maturity of these instruments. Cash equivalent financial instruments consist of money market accounts.
Impaired accounts and notes receivable: Accounts and notes receivable are considered to be impaired if the net amounts due exceed the fair value of the underlying franchise or if management considers it probable that all principal and interest will

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2016 and 2015

not be collected when contractually due. In establishing the estimated fair value of the underlying franchise, consideration is given to a variety of factors, including, recent sales between franchisees, the net fees of open offices, and the number of unopened offices.
Impaired goodwill, reacquired rights, and customer lists: Goodwill, reacquired rights, and customer lists associated with a Company-owned office are considered to be impaired if the net carrying amount exceeds the fair value of the underlying office. In establishing the fair value of the underlying office, consideration is given to the related net fees, subjected to a floor of the value of a new franchise.
Assets held for sale: Assets held for sale are recorded at the lower of the carrying value or the sales price, less costs to sell, which approximates fair value. The sales price is generally calculated as a percentage of the prior year's net fees.
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

(12) Employee 401(k) Plan
The Company sponsors a defined-contribution 401(k) profit sharing plan. Under the plan, employees who are 18 years of age and have completed 90 days of service are eligible to make voluntary contributions to the plan. The Company matches 50% of each employee's contribution up to 3% of the employee's salary. Total compensation expense related to these contributions was $0.5 million for each of the three years ended April 30, 2016, 2015, and 2014.
(13) Income Taxes
The Company computes its expense or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
Congress extended the federal research and development (“R&D”) credit indefinitely. During the three months ended January 31, 2015, we recorded a discrete tax benefit of approximately $0.2 million for the retroactive effect. We also recorded a discrete tax benefit of approximately $0.3 million for the 2016 fiscal year.
Interest incurred from income taxes is recognized as incurred and recorded as income tax expense on the consolidated statements of income. Penalties are recognized as incurred and recorded as nondeductible penalties expense and included in general and administrative expense on the consolidated statements of income.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2016 and 2015

Total income taxes were calculated for the years ended April 30, 2016, 2015, and 2014 as follows.

	2016	2015	2014
	(In thousands)
Income tax expense	$11,058	$4,811	$13,654
Tax benefit of stock option exercises	(900)	(4,803)	(283)
Unrealized loss on available-for-sale securities	(326)	—	(252)
Total income taxes	$9,832	$8	$13,119
Components of income tax expense for the years ended April 30, 2016, 2015, and 2014 were as follows.

	2016	2015	2014
	(In thousands)
Current:
Federal	$2,748	$5,973	$8,632
State	598	2,157	2,036
Foreign	328	226	381
Current tax expense	3,674	8,356	11,049
Deferred:
Federal	6,079	(2,629)	2,192
State	1,322	(950)	517
Foreign	(17)	34	(104)
Deferred tax expense (benefit)	7,384	(3,545)	2,605
Total income tax expense	$11,058	$4,811	$13,654
For the years ended April 30, 2016, 2015, and 2014, income before taxes consisted of the following.

	2016	2015	2014
	(In thousands)
U.S. operations	$28,954	$12,459	$34,746
Foreign operations	1,524	1,042	890
Income before income taxes	$30,478	$13,501	$35,636
Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations as a result of the following for the years ended April 30, 2016, 2015, and 2014.

	2016	2015	2014
	(In thousands)
Computed "expected" income tax expense	$10,667	$4,725	$12,473
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	1,126	1,034	1,819
Nondeductible expenses	246	308	143
Tax credits	(370)	(251)	(555)
Domestic production deduction	(538)	(466)	(40)
Stock compensation expense	31	(378)	78
Foreign tax rate differential	(222)	(104)	(36)
Other	118	(57)	(228)
Total income tax expense	$11,058	$4,811	$13,654

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2016 and 2015

The tax effect of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant portions of deferred tax assets and liabilities at April 30, 2016 and 2015 are as follows:

	2016	2015
	(In thousands)
Deferred tax assets:
Unexercised nonqualified stock options	$2,292	$1,954
Allowance for doubtful accounts	3,707	3,124
Deferred revenue	1,236	4,096
Accounts payable and accrued expense	594	3,209
Total deferred tax assets	7,829	12,383
Deferred tax liabilities:
Property, equipment, software, and other intangible assets	10,285	7,247
Other current assets	370	578
Total deferred tax liabilities	10,655	7,825
Net deferred tax asset (liability)	$(2,826)	$4,558
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
The Company has adopted the accounting and disclosure requirements for uncertain tax positions, which require a two-step approach to evaluate tax positions. This approach involves recognizing any tax positions that are more likely than not to occur and then measuring those positions to determine the amounts to be recognized in the financial statements. The Company has determined no reserves for uncertain tax positions were required at April 30, 2016 or 2015.
Foreign subsidiary net earnings that were considered permanently reinvested were $1.2 million, $0.8 million, and $0.6 million for the fiscal years ended April 30, 2016, 2015, and 2014, respectively. Because these foreign subsidiary net earnings are considered permanently reinvested, the amount of deferred tax liability that would need to be provided if these earnings were not reinvested is not reasonably determinable.
At April 30, 2016, the tax years that remain subject to examination by the Internal Revenue Service and other major taxing jurisdictions relate to the fiscal years ended April 30, 2015, 2014, and 2013.

(14) Related-Party Transactions
The Company considers directors and their affiliated companies as well as executive officers and their immediate family to be related parties. For the years ended April 30, 2016, 2015, and 2014, the Company repurchased common stock from related parties as follows.

	2016	2015	2014
	(In thousands)
Common stock:
Shares repurchased	—	1,007	316
Amount	$—	$26,954	$7,449
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
April 30, 2016 and 2015

(15) Commitments and Contingencies
In the ordinary course of operations, the Company may become a party to legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on the Company's business, financial condition, cash flows, or results of operations except as provided below.
TCPA class action litigation. The Company was sued in September 2013 in federal court in Illinois in connection with alleged violations of the Telephone Consumer Protection Act. Plaintiff alleges that the Company inappropriately made auto dialed telephone calls to cellular telephones, seeks the certification of a nationwide class action, and claims statutory damages of $500-$1,500 per violation. The Company tendered the defense of this litigation to a third party entity that had contracted with it to solicit potential franchisees, and that third party entity acknowledged its defense and indemnification obligations to the Company. However, because the third party did not have the financial resources to satisfy its defense and indemnity obligations, the Company concluded that it could not rely upon the fulfillment of those obligations. In September 2014, the Company and the plaintiffs reached a final settlement of this litigation pursuant to which we funded the establishment of a settlement fund of $3.0 million, inclusive of settlement administration costs and plaintiffs’ counsel fees, which the court approved. The Company accrued the settlement amount during fiscal 2015.
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

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2016 and 2015

(16) Quarterly Financial Data (Unaudited)

	Three Months Ended
	April 30, 2016	January 31, 2016	October 31, 2015	July 31, 2015
	(In thousands, except per share amounts)
Revenue	$104,414	$53,621	$7,871	$7,523
Net income (loss)	$32,288	$4,738	$(9,070)	$(8,536)
Weighted-average basic shares outstanding	12,877,919	12,795,367	12,775,565	12,811,621
Weighted-average dilutive shares outstanding	13,967,568	14,002,356	12,775,565	12,811,621
Net income (loss) per share of Class A and Class B common stock:
Basic	$2.33	$0.34	$(0.71)	$(0.67)
Diluted	$2.31	$0.34	$(0.71)	$(0.67)
Cash dividends declared per share of common stock and common stock equivalents	$0.16	$0.16	$0.16	$0.16

	Three Months Ended
	April 30, 2015	January 31, 2015	October 31, 2014	July 31, 2014
	(In thousands, except per share amounts)
Revenue	$98,919	$47,680	$7,734	$7,839
Impairment of online software and acquired customer lists	8,392	—	—	—
Tentative settlements of class action litigation cases, net of estimated recoveries	1,421	4,066	2,130	—
Net income (loss)	$26,743	$1,919	$(11,328)	$(8,644)
Weighted-average basic shares outstanding	12,728,341	12,679,286	12,680,306	12,867,273
Weighted-average dilutive shares outstanding	14,155,818	14,227,163	12,680,306	12,867,273
Net income (loss) per share of Class A and Class B common stock:
Basic	$1.95	$0.14	$(0.89)	$(0.67)
Diluted	$1.89	$0.13	$(0.89)	$(0.67)
Cash dividends declared per share of common stock and common stock equivalents	$0.16	$—	$—	$—
Because most of the Company's customers file their tax returns during the period from January through April of each year, most of the Company's revenues are earned during this period. As a result, the Company generally operates at a loss through the first eight months of the fiscal year.

(17) Subsequent Events
On June 10, 2016, the Company's Board of Directors approved a cash dividend of $0.16 per share payable on July 22, 2016 to holders of record of common stock and common stock equivalents on July 12, 2016.

On June 10, 2016, the Company's Board of Directors approved an increase of $3.4 million to the amount available for the repurchase of the Company's common stock, for a total amount authorized of $10.0 million.

In May of 2016, the holder of the Company's Class B Common stock converted 600,000 of those shares to the Company's Class A common stock on a one-for-one basis and for no additional consideration.