Form 10-Q
period 2016-07-31
Liberty Tax, Inc.
filed 2016-09-02
CIK 1528930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2016

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

The number of shares outstanding of the registrant’s Class A common stock as of August 25, 2016 was 12,596,018 shares.

The number of shares outstanding of the registrant's Class B common stock as of August 25, 2016 was 300,000 shares.

LIBERTY TAX, INC.

Form 10-Q for the Quarterly Period Ended July 31, 2016

PART I

ITEM 1
FINANCIAL STATEMENTS

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
July 31, 2016, April 30, 2016 and July 31, 2015
(In thousands, except share data)

	July 31, 2016	April 30, 2016	July 31, 2015
Assets	(unaudited)		(unaudited)
Current assets:
Cash and cash equivalents	$4,882	$9,906	$4,418
Receivables:
Accounts receivable	38,561	49,908	33,460
Notes receivable - current	34,474	26,710	35,214
Interest receivable	2,826	1,944	1,934
Allowance for doubtful accounts - current	(6,284)	(6,840)	(6,208)
Total current receivables, net	69,577	71,722	64,400
Assets held for sale	16,623	9,886	6,357
Income taxes receivable	7,093	—	7,901
Deferred income tax asset	2,847	3,496	6,773
Other current assets	2,796	5,838	2,552
Total current assets	103,818	100,848	92,401
Property, equipment, and software, net of accumulated depreciation of $23,826, $21,052 and $17,665, respectively	41,013	40,957	37,937
Notes receivable, non-current	24,481	25,514	23,079
Allowance for doubtful accounts, non-current	(2,339)	(2,010)	(1,933)
Total notes receivables, non-current, net	22,142	23,504	21,146
Goodwill	4,183	4,228	3,283
Other intangible assets, net	15,884	16,270	13,339
Other assets	3,246	7,416	3,070
Total assets	$190,286	$193,223	$171,176
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term obligations	$6,754	$5,947	$1,958
Accounts payable and accrued expenses	9,590	11,664	16,819
Due to area developers ("ADs")	10,449	24,977	9,403
Income taxes payable	—	3,581	187
Deferred revenue - current	3,687	4,682	5,585
Total current liabilities	30,480	50,851	33,952
Long-term obligations, excluding current installments, net of debt issuance costs of $94, $108 and $150, respectively	18,298	17,493	20,708
Revolving credit facility	27,984	—	16,556
Deferred revenue - non-current	6,555	7,056	8,964
Deferred income tax liability	6,259	6,322	3,673
Total liabilities	89,576	81,722	83,853
Commitments and contingencies
Stockholders’ equity:
Special voting preferred stock, $0.01 par value per share, 10 shares authorized, issued and outstanding	—	—	—
Class A common stock, $0.01 par value per share, 21,200,000 shares authorized, 12,594,756, 11,993,292 and 11,876,581 shares issued and outstanding, respectively	126	120	119
Class B common stock, $0.01 par value per share, 1,000,000 shares authorized, 300,000, 900,000 and 900,000 shares issued and outstanding, respectively	3	9	9
Exchangeable shares, $0.01 par value, 1,000,000 shares issued and outstanding	10	10	10
Additional paid-in capital	7,897	7,153	4,049
Accumulated other comprehensive income (loss), net of taxes	(1,580)	(1,698)	(1,455)
Retained earnings	94,254	105,907	84,591
Total stockholders’ equity	100,710	111,501	87,323
Total liabilities and stockholders’ equity	$190,286	$193,223	$171,176

See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Three Months Ended July 31, 2016 and 2015 (unaudited)
(In thousands, except share count and per share data)

	Three Months Ended July 31,
	2016	2015
Revenue:
Franchise fees	$240	$608
Area Developer fees	970	1,604
Royalties and advertising fees	1,455	1,745
Financial products	536	308
Interest income	2,658	2,006
Tax preparation fees, net of discounts	1,057	623
Other revenue	233	629
Total revenue	7,149	7,523
Operating expenses:
Employee compensation and benefits	9,682	8,633
Selling, general, and administrative expenses	8,279	7,759
Area Developer expense	460	726
Advertising expense	1,918	2,609
Depreciation, amortization, and impairment charges	2,012	1,670
Total operating expenses	22,351	21,397
Loss from operations	(15,202)	(13,874)
Other income (expense):
Foreign currency transaction loss	(8)	(25)
Gain on sale of available-for-sale securities	50	—
Interest expense	(344)	(401)
Loss before income taxes	(15,504)	(14,300)
Income tax benefit	(6,074)	(5,764)
Net loss	$(9,430)	$(8,536)
Net loss per share of Class A and Class B common stock:
Basic and diluted	$(0.73)	$(0.67)

Weighted-average shares outstanding basic and diluted	12,894,740	12,811,621

Dividends declared per share of common stock and common stock equivalents	$0.16	$0.16

See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
Three Months Ended July 31, 2016 and 2015 (unaudited)
(In thousands)

	Three Months Ended July 31,
	2016	2015
Net loss	$(9,430)	$(8,536)
Unrealized gain on available-for-sale securities, net of taxes of $345 and $-, respectively	580	—
Reclassified gain on sale of available-for-sale securities included in income, net of taxes of $20 and $-, respectively	(30)	—
Foreign currency translation adjustment	(431)	(758)
Comprehensive loss	$(9,311)	$(9,294)

 See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three Months Ended July 31, 2016 and 2015 (unaudited)
(In thousands)

	Three Months Ended July 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(9,430)	$(8,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	1,380	1,701
Depreciation, amortization, and impairment charges	2,012	1,670
Stock-based compensation expense	683	465
Gain on sale of available-for-sale securities	(50)	—
Gain on bargain purchases and sales of Company-owned offices	(28)	(117)
Deferred tax expense	578	1,458
Changes in accrued income taxes	(10,997)	(9,860)
Changes in other assets and liabilities	(6,071)	(2,241)
Net cash used in operating activities	(21,923)	(15,460)
Cash flows from investing activities:
Issuance of operating loans to franchisees	(10,828)	(12,333)
Payments received on operating loans to franchisees	1,096	654
Purchases of AD rights and Company-owned offices	(1,802)	(336)
Proceeds from sale of Company-owned offices and AD rights	46	2,239
Proceeds from sale of available-for-sale securities	5,049	—
Purchases of property, equipment and software	(1,556)	(2,686)
Net cash used in investing activities	(7,995)	(12,462)
Cash flows from financing activities:
Proceeds from the exercise of stock options	—	279
Repurchase of common stock	—	(1,272)
Dividends paid	(2,223)	(2,212)
Repayment of amounts due to former ADs and franchisees	(423)	(2,318)
Repayment of long-term obligations	(416)	(282)
Borrowings under revolving credit facility	28,002	16,556
Repayments under revolving credit facility	(18)	—
Tax benefit of stock option exercises	60	495
Net cash provided by financing activities	24,982	11,246
Effect of exchange rate changes on cash, net	(88)	(293)
Net decrease in cash and cash equivalents	(5,024)	(16,969)
Cash and cash equivalents at beginning of period	9,906	21,387
Cash and cash equivalents at end of period	$4,882	$4,418

  See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three Months Ended July 31, 2016 and 2015 (unaudited)
(In thousands)

	Three Months Ended July 31,
	2016	2015
Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest of $106 and $66, respectively	$241	$251
Cash paid for taxes, net of refunds	4,286	2,144
Accrued capitalized software costs included in accounts payable	114	281
During the three months ended July 31, 2016 and 2015, the Company acquired certain assets from ADs, franchisees, and third parties as follows:
Fair value of assets purchased	$8,622	$2,134
Receivables applied, net of amounts due ADs and related deferred revenue	(4,146)	(1,731)
Bargain purchase gains	(80)	(24)
Notes and accounts payable issued	(2,594)	(43)
Cash paid to ADs, franchisees and third parties	$1,802	$336
During the three months ended July 31, 2016 and 2015, the Company sold certain assets to ADs and franchisees as follows:
Book value of assets sold	$1,191	$1,683
Gain on sale-revenue deferred	12	1,679
Loss on sale - loss recognized	(12)	(28)
Notes received	(1,145)	(1,095)
Cash received from ADs and franchisees	$46	$2,239

See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 31, 2016 and 2015 (Unaudited)

(1) Organization and Significant Accounting Policies

Description of Business

Liberty Tax, Inc. (the "Company"), a Delaware corporation, is a holding company engaged through its subsidiaries as a franchisor and, to a lesser degree, an operator of a system of income tax preparation offices located in the United States and Canada. The Company's principal operations are conducted through JTH Tax, Inc. (d/b/a Liberty Tax Service), the Company's largest subsidiary. Through this system of income tax preparation offices, the Company also facilitates refund-based tax settlement financial products, such as refund transfer products and personal income tax refund discounting in Canada. The Company also offers online tax preparation services. All of the offices are operated under the Liberty Tax Service and SiempreTax+ brands.

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

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information.  The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required only in annual financial statements.  Consolidated balance sheet data as of April 30, 2016 was derived from the Company’s April 30, 2016 Annual Report on Form 10-K filed on June 29, 2016.

In the opinion of management, all adjustments necessary for a fair presentation of such financial statements in accordance with GAAP have been recorded.  These adjustments consisted only of normal recurring items.  The accompanying consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in its April 30, 2016 Annual Report on Form 10-K filed on June 29, 2016.

Office Count

As a seasonal business, the Company works throughout the off season to open new offices, and at the same time, some of our franchisees will choose not to reopen for the next season. Some of these decisions are not made until January each year and the Company will report office count information for the quarter ended January 31, 2017 once all offices have been opened.

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
Accounting Pronouncements
On May 1, 2016, the Company adopted Accounting Standards Update ("ASU") 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt premiums and discounts, and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which further clarifies the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU 2015-03 and 2015-15 applies retrospectively and does not change the recognition and measurement requirements for debt issuance costs. The adoption of ASU 2015-03 and 2015-15 resulted in the reclassification of $0.1 million, $0.1 million and $0.2 million of unamortized debt issuance costs related to the Company's borrowings from other assets to long-term obligations within our consolidated balance sheet for each period ended July 31, 2016, April 30, 2016 and July 31, 2015, respectively.

On May 1, 2016, the Company adopted ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which effectively eliminates the presumption that a general partner should consolidate a limited partnership, modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIE"s) or voting interest entities, and affects the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The Company has completed its evaluation and has concluded there is no material impact from the adoption of the new standard on its consolidated financial statements.

Foreign Operations

Canadian operations contributed $0.9 million and $1.0 million in revenues for the three months ended July 31, 2016 and 2015, respectively.

(2) Accounts and Notes Receivable

The Company provides financing to ADs and franchisees for the purchase of franchises, areas, Company-owned offices, and operating loans for working capital and equipment needs. The franchise-related notes generally are payable over five years and the operating loans generally are due within one year. Most notes bear interest at 12%.

Notes and interest receivable are presented in the consolidated balance sheets as follows:

	July 31, 2016	April 30, 2016	July 31, 2015
	(In thousands)
Notes receivable - current	$34,474	$26,710	$35,214
Notes receivable - non-current	24,481	25,514	23,079
Interest	2,826	1,944	1,934
Total notes and interest receivable	$61,781	$54,168	$60,227

Most of the notes receivable are due from the Company's ADs and franchisees and are collateralized by the underlying AD or franchise and, when the AD or franchise is an entity, are guaranteed by the owners of the respective entity. The debtors'

ability to repay the notes is dependent upon both the performance of the tax preparation industry as a whole and the individual franchise or AD areas.
Accounts and notes receivable include royalties billed that relate to territories operated by franchisees located in AD territories and a portion of those accounts and notes receivable are payable to the AD. The Company has recorded amounts payable to ADs for their share of these receivables of $10.4 million, $25.0 million, and $9.4 million at July 31, 2016, April 30, 2016 and July 31, 2015, respectively.
At July 31, 2016, the Company had unfunded lending commitments for working capital loans to franchisees and ADs of $20.9 million through the end of the current fiscal year.

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
Activity in the allowance for doubtful accounts for the three months ended July 31, 2016 and 2015 was as follows:

	Three Months Ended July 31,
	2016	2015
	(In thousands)
Balance at beginning of period	$8,850	$7,355
Provision for doubtful accounts	1,380	1,701
Write-offs	(1,571)	(829)
Foreign currency adjustment	(36)	(86)
Balance at end of period	$8,623	$8,141

Management considers specific accounts and notes receivable to be impaired if the net amounts due exceed the fair value of the underlying franchise at the time of the annual valuation performed as of April 30 of each year, and estimates an allowance for doubtful accounts based on that excess. We perform our impairment analysis annually due to the seasonal nature of our operations. At the end of each fiscal quarter, the Company considers the activity during the period for accounts and notes receivable impaired at each prior fiscal year end and adjust the allowance for doubtful accounts accordingly. While not specifically identifiable as of the balance sheet date, the Company's experience also indicates that a portion of other accounts and notes receivable are also impaired, because management does not expect to collect all principal and interest due under the current contractual terms. Net amounts due include contractually obligated accounts and notes receivable plus accrued interest, reduced by unrecognized revenue, the allowance for uncollected interest, amounts due ADs, and amounts owed to the franchisee by the Company. In establishing the fair value of the underlying franchise, management considers a variety of factors, including recent sales between franchisees, sales of Company-owned stores, net fees of open offices earned during the most recently completed tax season, and the number of unopened offices.

The allowance for doubtful accounts at July 31, 2016, April 30, 2016 and July 31, 2015, was allocated as follows:

	July 31, 2016	April 30, 2016	July 31, 2015
	(In thousands)
Impaired:
Notes and interest receivable, net of unrecognized revenue	$11,040	$12,960	$10,633
Accounts receivable	6,425	7,083	6,699
Less amounts due to ADs and franchisees	(1,251)	(1,426)	(1,304)
Amounts receivable less amounts due to ADs and franchisees	$16,214	$18,617	$16,028

Allowance for doubtful accounts for impaired notes and accounts receivable	$6,240	$7,787	$6,616

Non-impaired:
Notes and interest receivable, net of unrecognized revenue	$50,741	$41,208	$49,594
Accounts receivable	32,136	42,825	26,761
Less amounts due to ADs and franchisees	(10,335)	(26,183)	(8,795)
Amounts receivable less amounts due to ADs and franchisees	$72,542	$57,850	$67,560

Allowance for doubtful accounts for non-impaired notes and accounts receivable	$2,383	$1,063	$1,525

Total:
Notes and interest receivable, net of unrecognized revenue	$61,781	$54,168	$60,227
Accounts receivable	38,561	49,908	33,460
Less amounts due to ADs and franchisees	(11,586)	(27,609)	(10,099)
Amounts receivable less amounts due to ADs and franchisees	$88,756	$76,467	$83,588

Total allowance for doubtful accounts	$8,623	$8,850	$8,141

The Company’s average investment in impaired notes receivable during the three months ended July 31, 2016 and 2015 was $12.0 million and $10.8 million, respectively.

Analysis of Past Due Receivables
Accounts receivable are considered to be past due if unpaid 30 days after billing and notes receivable are considered past due if unpaid 90 days after the due date, at which time the notes are put on non-accrual status. Accounts receivables unpaid as of April 30 each year often remain unpaid until the following tax season due to the seasonal nature of our operations and franchisees' cash flows. Non-accrual notes that are paid current and expected to remain current are moved back into accrual status during the next annual review.
The breakdown of accounts and notes receivable past due at July 31, 2016 was as follows:

	Past due	Current	Total receivables
	(In thousands)
Accounts receivable	$36,175	$2,386	$38,561
Notes and interest receivable, net of unrecognized revenue	13,238	48,543	61,781
Total accounts, notes and interest receivable	$49,413	$50,929	$100,342

The Company’s investment in notes receivable on non-accrual status was $13.2 million, $5.5 million, and $15.9 million at July 31, 2016, April 30, 2016, and July 31, 2015, respectively. Payments received on notes in non-accrual status are applied to interest income first until the note is current and then to the principal note balance.

(3) Investments

During the fiscal 2016, the Company purchased a corporate equity security for $5.0 million, which was classified as available-for-sale and reported in other non-current assets. The security was sold during the first quarter of fiscal 2017. A gain on the sale of $50,000 was recognized and reclassified out of accumulated other comprehensive income, net of taxes and recorded as other income. The Company had no such investments at July 31, 2015.

(4) Goodwill and Intangible Assets
Changes in the carrying amount of goodwill for the three months ended July 31, 2016 and 2015 were as follows:

	July 31, 2016	July 31, 2015
	(In thousands)
Balance at beginning of period	$4,228	$3,377
Acquisitions of assets from franchisees	—	—
Disposals and foreign currency changes, net	(45)	(94)
Impairments	—	—
Balance at end of period	$4,183	$3,283
Components of intangible assets were as follows as of July 31, 2016, April 30, 2016 and July 31, 2015:

	July 31, 2016
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Amortizable intangible assets:
Customer lists acquired from unrelated third parties	4 years	$1,027	$(408)	$619
Assets acquired from franchisees:
Customer lists	4 years	1,355	(551)	804
Reacquired rights	2 years	491	(452)	39
AD rights	10 years	20,415	(5,993)	14,422
Total intangible assets		$23,288	$(7,404)	$15,884

	April 30, 2016
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Amortizable intangible assets:
Customer lists acquired from unrelated third parties	4 years	$1,027	$(339)	$688
Assets acquired from franchisees:
Customer lists	4 years	1,380	(500)	880
Reacquired rights	2 years	511	(482)	29
AD rights	10 years	20,218	(5,545)	14,673
Total intangible assets		$23,136	$(6,866)	$16,270

	July 31, 2015
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Amortizable intangible assets:
Customer lists acquired from unrelated third parties	4 years	$1,027	$(85)	$942
Assets acquired from franchisees:
Customer lists	4 years	707	(513)	194
Reacquired rights	2 years	518	(438)	80
AD rights	10 years	16,505	(4,382)	12,123
Total intangible assets		$18,757	$(5,418)	$13,339

During the three months ended July 31, 2016, the Company did not acquire any assets of U.S. or Canadian franchisees, or third parties that were not classified as assets held for sale. During the three months ended July 31, 2015, the Company acquired the assets of Canadian franchisees for $10,000. These acquisitions were accounted for as business combinations. The allocation of the purchase price of assets acquired from ADs and franchisees to intangible assets during the three months ended July 31, 2016 and 2015 was as follows:

	Three Months Ended July 31,
	2016	2015
	(In thousands)
Customer lists and reacquired rights	$—	$10
Total	$—	$10

(5) Assets Held For Sale
At the end of the first quarter of fiscal 2017 and 2016, assets acquired from U.S. franchisees were classified as assets held for sale. During the three months ended July 31, 2016, the Company acquired $7.6 million in assets from U.S. franchisees and third parties that were first accounted for as business combinations, with the value allocated to customer lists and reacquired rights of $4.1 million and goodwill of $3.5 million prior to being recorded as assets held for sale. The value of assets acquired includes $2.2 million of estimated contingent consideration that is included in long-term obligations as due to former ADs and franchisees. During the three months ended July 31, 2015, the Company acquired $2.0 million in assets from U.S. franchisees and third parties that were first accounted for as business combinations, with the value allocated to customer lists and reacquired rights of $0.9 million and goodwill of $1.1 million prior to being recorded as assets held for sale. The acquired businesses are operated as Company-owned offices until a buyer is located and a new franchise agreement is entered into.

Changes in the carrying amount of assets held for sale for the three months ended July 31, 2016 and 2015 were as follows:

	Three Months Ended July 31,
	2016	2015
	(In thousands)
Balance at beginning of period	$9,886	$5,160
Reacquired, acquired from third parties, and other	7,647	2,001
Dispositions	(910)	(804)
Balance at end of period	$16,623	$6,357

(6) Long-Term Obligations

The Company has a credit facility that consists of a $21.2 million term loan and a revolving credit facility that currently allows borrowing of up to $203.8 million with an accordion feature that permits the Company to request an increase in availability of up to an additional $50.0 million. Outstanding borrowings accrue interest which is paid monthly at a rate of the one-month London Interbank Offered Rate ("LIBOR") plus a margin ranging from 1.50% to 2.25% depending on the Company’s leverage ratio. At July 31, 2016 and 2015, the average interest rate paid during the three months ended July 31, 2016 and 2015 was 2.07% and 1.81%, respectively. The indebtedness is collateralized by substantially all the assets of the Company and both loans mature on April 30, 2019 (except as to the commitments of one lender that has a small balance under the revolving credit facility, which mature on September 30, 2017).

The credit facility contains certain financial covenants that the Company must meet, including leverage and fixed-charge coverage ratios as well as minimum net worth requirements. In addition, the Company must reduce the outstanding balance under its revolving loan to zero for a period of at least 45 consecutive days each fiscal year. The Company was in compliance with the financial covenants at July 31, 2016.
Long-term obligations at July 31, 2016, April 30, 2016, and July 31, 2015 consisted of the following:

	July 31, 2016	April 30, 2016	July 31, 2015
	(In thousands)
Credit Facility:
Revolver	$27,984	$—	$16,556
Term loan, net of debt issuance costs	18,500	18,884	20,037
	46,484	18,884	36,593
Due former ADs and franchisees	4,330	2,317	335
Mortgages	2,222	2,239	2,294
	53,036	23,440	39,222
Less: current installments	(6,754)	(5,947)	(1,958)
Long-term obligations	$46,282	$17,493	$37,264

As discussed in Note 1, the adoption of ASU 2015-03 and ASU 2015-15 resulted in the reclassification of $0.1 million, $0.1 million and $0.2 million of unamortized debt issuance costs related to the Company's borrowings from other assets to long-term obligations within our consolidated balance sheet for each period ended July 31, 2016, April 30, 2016 and July 31, 2015, respectively.

(7) Income Taxes

The Company computes its provision for, or benefit from, income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adjusting for the effects of any discrete income tax items specific to the period.

(8) Stockholders’ Equity

Stockholders' Equity Activity
During the three months ended July 31, 2016 and 2015, activity in stockholders’ equity was as follows:

	Three Months Ended July 31,
	2016	2015
	(in thousands, except for share amounts)
Class A common shares issued from the exercise of stock options	—	17,710
Class A common shares issued from the vesting of restricted stock and as Board of Directors compensation	1,083	5,324
Class B common shares converted to Class A common shares	600,000	—
Class A common shares repurchased	—	51,609

Proceeds from exercise of stock options	$—	$279
Stock-based compensation expense	$683	$465
Repurchase of common stock	$—	$1,272
Tax benefit of stock option exercises	$60	$495
Dividends declared	$2,223	$2,212

On May 20, 2016, the holder of the Company's Class B common stock converted 600,000 of those shares to the Company's Class A common stock on a one-for-one basis and for no additional consideration.

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss at July 31, 2016, April 30, 2016 and July 31, 2015 were as follows.

	July 31, 2016	April 30, 2016	July 31, 2015
	(In thousands)
Foreign currency adjustment	$(1,580)	$(1,148)	$(1,455)
Unrealized loss on available-for-sale securities, net of taxes of $-, $324, and $-, respectively	—	(550)	—
Total accumulated other comprehensive loss	$(1,580)	$(1,698)	$(1,455)

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

The computation of basic and diluted net loss per share for the three months ended July 31, 2016 and 2015 is as follows:

	Three Months Ended July 31, 2016		Three Months Ended July 31, 2015
	Class A	Class B	Class A	Class B
	Common Stock	Common Stock	Common Stock	Common Stock
	(in thousands, except for share and per share amounts)		(in thousands, except for share and per share amounts)
Basic and diluted net loss per share:
Numerator
Allocation of undistributed income	$(9,120)	$(310)	$(7,936)	$(600)
Denominator
Weighted-average common shares outstanding	12,470,827	423,913	11,911,621	900,000

Basic and diluted net loss per share	$(0.73)	$(0.73)	$(0.67)	$(0.67)

As a result of the net losses for the periods shown, diluted net loss per share excludes the impact of shares of potential common stock from the exercise of options to purchase 1,262,182 and 983,768 shares for the three months ended July 31, 2016 and 2015, respectively, because the effect would be anti-dilutive.

(9) Stock Compensation Plans

Stock Options

The Company has an equity and cash incentive plan, for the issuance of up to 2,500,000 shares of Class A common stock in which employees and outside directors are eligible to receive awards. At July 31, 2016, 1,386,653 shares of Class A common stock remain available for grant. There were 27,000 options granted during the three months ended July 31, 2016.
Stock option activity during the three months ended July 31, 2016 was as follows:

	Number of options	Weighted average exercise price
Balance at beginning of period	1,264,562	$19.77
Granted	27,000	10.51
Exercised	—	—
Expired or forfeited	(57,750)	15.05
Balance at end of period	1,233,812	19.79

Intrinsic value is defined as the market value of the stock less the cost to exercise. There were no options exercised during the three months ended July 31, 2016. The total intrinsic value of stock options outstanding at July 31, 2016 was $0.1 million. Stock options vest from six months to five years from the date of grant and expire from four to five years after the vesting date.

Nonvested stock options activity during the three months ended July 31, 2016 was as follows:

	Nonvested options	Weighted average exercise price
Balance at beginning of period	389,053	$24.76
Granted	27,000	10.51
Vested	(75,000)	23.09
Forfeited	—	—
Balance at end of period	341,053	24.00

At July 31, 2016, unrecognized compensation costs related to nonvested stock options were $1.6 million. These costs are expected to be recognized through fiscal 2021.
The following table summarizes information about stock options outstanding and exercisable at July 31, 2016:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of shares outstanding	Weighted average exercise price	Weighted average remaining contractual life (in years)	Number of options exercisable	Weighted average exercise price

$10.51 - $15.00	472,133	$14.74	1.9	445,133	$15.00
16.38 - 19.75	290,876	17.90	3.7	263,876	17.94
22.18 - 29.48	405,387	24.83	5.4	155,000	24.90
33.38	65,416	33.38	5.3	28,750	33.38
	1,233,812	19.79		892,759	18.18

Restricted Stock Units

Restricted stock activity during the three months ended July 31, 2016 was as follows:

	Number of Restricted stock units	Weighted average fair value at grant date
Balance at beginning of period	42,792	$26.10
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance at end of period	42,792	26.10

At July 31, 2016, unrecognized compensation costs related to restricted stock units were $0.5 million. These costs are expected to be recognized through fiscal 2019.

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

The Company measures or monitors certain of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for those assets and liabilities for which fair value is the primary basis of accounting. Other assets and liabilities are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The following tables present, at July 31, 2016, April 30, 2016 and July 31, 2015, for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis (in thousands):

	July 31, 2016
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Nonrecurring:
Impaired accounts and notes receivable	$11,224	$—	$—	$11,224

Liabilities:
Recurring:
Obligations due former ADs and franchisees	$2,173	$—	$—	$2,173

	April 30, 2016
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Recurring:
Cash equivalents	$7,140	$7,140	$—	$—
Available-for-sale securities	4,123	4,123	—	—
Total recurring assets	11,263	11,263	—	—
Nonrecurring:
Impaired accounts and notes receivable	12,256	—	—	12,256
Impaired goodwill	63	—	—	63
Impaired reacquired rights	28	—	—	28
Impaired customer lists	34	—	—	34
Assets held for sale	9,886	—	—	9,886
Total nonrecurring assets	22,267	—	—	22,267
Total recurring and nonrecurring assets	$33,530	$11,263	$—	$22,267

	July 31, 2015
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Nonrecurring:
Impaired accounts and notes receivable	$10,716	$—	$—	$10,716

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of level 1 or 2 requiring fair value measurements for each of the three months ended July 31, 2016 and 2015.

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

Obligations due former ADs and franchisees: Obligations due former ADs and franchisees related to estimated contingent consideration are carried at fair value. The fair value of these obligations was determined using a discounted cash flow model.

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

Long-term obligations: The carrying amount approximates fair value because the interest rate paid has a variable component (Level 2).

(11) Related Party Transactions

The Company considers directors and their affiliated companies as well as executive officers and members of their immediate family to be related parties.
During fiscal 2015, the Company entered into a multi-year contract to purchase a license for the use of Canadian tax software at a price of $0.7 million from a company in which it has an investment accounted for under the equity method. One of the members of the Company's Board of Directors is affiliated with the company providing this service.

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

(13) Subsequent Events

On September 1, 2016, the Board of Directors approved a quarterly cash dividend to shareholders of $0.16 per share payable on October 24, 2016 to holders of record of common stock and common stock equivalents on October 14, 2016.

On August 18, 2016, the Company amended its credit facility, to provide for a modification of certain loan covenants to increase the Company’s leverage ratio during the third quarter of each fiscal year.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements concerning our business, operations, financial performance, and condition as well as our plans, objectives, and expectations for our business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, projections about our business and the industry in which we operate, and our management’s beliefs and assumptions. They are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. Factors that may cause such differences include, but are not limited to, the risks described under “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016 and risks described in all other filings with the Securities and Exchange Commission, including:

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

•	competition in the tax preparation market;

•	the effect of federal and state legislation that affects the demand for paid tax preparation, such as the Affordable Care Act and potential immigration reform;

•	our reliance on technology systems, and electronic communications;

•	our ability to effectively deploy software in a timely manner and with all the features our customers require;

•	the impact of any acquisitions or dispositions, including our ability to integrate acquisitions and capitalize on their anticipated synergies; and

•	other factors, including the risk factors discussed in our latest annual report filed with the SEC.

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

Overview

We are one of the leading providers of tax preparation services in the United States and Canada. As measured by the number of returns prepared, we believe we are the second largest retail preparer of individual tax returns in the both the United States and Canada. Our tax preparation services and related tax settlement products are offered primarily through franchised locations, although we operate a limited number of Company-owned offices each tax season.

From 2001 through 2016, we grew our number of tax offices from 508 to 4,487. See Note 1 "Description of Business and Summary of Significant Accounting Policies" in the notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016 for detail of the U.S. office activity and the number of Canadian and Company-owned offices for the years ended April 30, 2016, 2015, and 2014.

Our revenue primarily consists of the following components:

•
Franchise Fees: Our standard franchise fee per territory is $40,000 and we offer our franchisees flexible structures and financing options for franchise fees. Franchise fee revenue is recognized when our obligations to prepare the franchisee for operation are substantially complete and as cash is received.

•
Area Developer Fees: Our fees for AD areas vary based on our assessment of the revenue potential of each AD area and also depend on the performance of any existing franchisees within the AD area being sold. Our ADs generally receive 50% of franchise fees, royalties, and a portion of the interest income derived from territories located in their area. AD fees received are recognized as revenue on a straight-line basis over the initial contract term of each AD agreement, which has historically been ten years, with the cumulative amount of revenue recognized not to exceed the amount of cash received. We changed the term of new and renewal AD contracts to six years beginning in July 2014.

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

For purposes of this section and throughout this quarterly report, all references to “fiscal 2017” and “fiscal 2016” refer to our fiscal years ending April 30, 2017 and ended April 30, 2016, respectively, and corresponding references to fiscal quarters are references to quarters within those fiscal years. For purposes of this section and throughout this quarterly report, all references to “year” or “years” are the respective fiscal year or years ended April 30 unless otherwise noted in this quarterly report, and all references to “tax season” refer to the period between January 1 and April 30 of the referenced year.

Results of Operations
The table below shows results of operations for the three months ended July 31, 2016 and 2015.

	Three Months Ended July 31,
			Change
	2016	2015	$	%
(dollars in thousands)
Total revenue	$7,149	$7,523	$(374)	(5)%
Loss from operations	(15,202)	(13,874)	(1,328)	10%
Net loss	(9,430)	(8,536)	(894)	10%
Revenue. The table below sets forth the components and changes in our revenue for the three months ended July 31, 2016 and 2015.

	Three Months Ended July 31,
			Change
	2016	2015	$	%
(dollars in thousands)
Franchise fees	$240	$608	$(368)	(61)%
Area Developer fees	970	1,604	(634)	(40)%
Royalties and advertising fees	1,455	1,745	(290)	(17)%
Financial products	536	308	228	74%
Interest income	2,658	2,006	652	33%
Tax preparation fees, net of discounts	1,057	623	434	70%
Other revenue	233	629	(396)	(63)%
Total revenue	$7,149	$7,523	$(374)	(5)%

For the three months ended July 31, 2016, total revenue was $7.1 million compared to $7.5 million for the same period last year, or a decrease of $0.4 million. The decrease was largely due to a $0.6 million decrease in Area Developer fees due to revenue from some of our prior year sales that have now been fully recognized over the life of the original agreements. In addition our franchise fees decreased $0.4 million. The decrease was partially offset by an increase in interest income of $0.7 million.

Operating expenses.    The table below details the amounts and changes in our operating expenses for the three months ended July 31, 2016 and 2015.

	Three Months Ended July 31,
			Change
	2016	2015	$	%
	(dollars in thousands)
Employee compensation and benefits	$9,682	$8,633	$1,049	12%
Selling, general, and administrative expenses	8,279	7,759	520	7%
Area Developer expense	460	726	(266)	(37)%
Advertising expense	1,918	2,609	(691)	(26)%
Depreciation, amortization, and impairment charges	2,012	1,670	342	20%
Total operating expenses	$22,351	$21,397	$954	4%

For the three months ended July 31, 2016, total operating expenses were $22.4 million compared to $21.4 million, representing an increase of $1.0 million. This increase was driven primarily by an increase in employee compensation and benefits of $1.0 million due to an increase in executive severance and Company-owned stores. We also had an increase in selling, general and administrative expenses of $0.5 million due to costs associated with our Compliance Task Force and related expenses. The increase was partially offset by a decrease in advertising expense of $0.7 million and a decrease in AD expenses of $0.3 million.

Income tax benefit. We recorded income tax benefits with effective rates of 39.2% and 40.3% during the three months ended July 31, 2016 and 2015, respectively. Due to the seasonal nature of our business, we expect the losses we incur through the first eight months of each fiscal year will be more than offset by the results of the last four months.

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

Credit facility. Our credit facility consists of a $18.6 million term loan and a revolving credit facility that currently allows borrowing of up to $203.8 million with an accordion feature that permits the Company to request an increase in availability of up to an additional $50.0 million. On August 18, 2016, we amended our credit facility to provide for a modification of one of our financial covenants thereby increasing our leverage ratio from 4.5:1 to 5.5:1 as of the end of the third quarter of each fiscal year.  The amendment makes available additional funds due to an expected delay in our cash flows from the Internal Revenue Service until at least February 15, 2017 for taxpayers who claim refundable credits.

Under our credit facility, we are subject to a number of covenants that could potentially restrict how we carry out our business or that require us to meet certain periodic tests in the form of financial covenants. The restrictions we consider to be material to our ongoing business include the following:

•	We must satisfy a “leverage ratio” test that is based on our outstanding indebtedness at the end of each fiscal quarter,

•	We must satisfy a “fixed charge coverage ratio” test at the end of each fiscal quarter,

•	We must reduce the outstanding balance under our revolving loan to zero for a period of at least 45 consecutive days each fiscal year, and

•	We must maintain a minimum net worth requirement, measured at April 30 of each year.

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

We were in compliance with our financial covenants as of July 31, 2016.

Franchisee lending and potential exposure to credit loss. A substantial portion of our cash flow during the year is utilized to provide funding to our franchisees and ADs.  At July 31, 2016, our total balance of loans to franchisees and ADs for working capital and equipment loans, representing cash amounts we had advanced to the franchisees and ADs, was $21.4 million. In addition, at that date, our franchisees and ADs together owed us $79.0 million, net of unrecognized revenue of $34.0 million, for amounts representing the unpaid purchase price for franchise territories or areas comprising clusters of territories and other amounts owed to us for royalties and other amounts for which our franchisees and ADs had outstanding payment obligations.

Our actual exposure to potential credit loss associated with franchisee loans is less than the aggregate amount of those loans because a significant portion of those loans are to franchisees located within AD areas, where our AD is ultimately entitled to a substantial portion of the franchise fee and royalty revenues represented by some of these loans. For this reason, the amount of indebtedness of franchisees to us is effectively offset in part by our related payable obligation to ADs in respect of franchise fees and royalties. As of July 31, 2016, the total indebtedness of franchisees to us where the franchisee is located in an AD area was $65.6 million, of which $10.4 million of that indebtedness represents amounts ultimately payable to ADs as their share of franchise fees and royalties once cash is received.

Our franchisees make electronic return filings for their customers utilizing our facilities. Our franchise agreements allow us to obtain repayment of amounts due to us from our franchisees through an electronic fee intercept program before our franchisees receive the net proceeds from tax preparation and other fees they have charged to their customers on tax returns associated with tax settlement products. Therefore, we are able to minimize the nonpayment risk associated with amounts outstanding from franchisees by obtaining direct electronic payment in the ordinary course throughout the tax season. Our credit risk associated with amounts outstanding to ADs is also mitigated by our electronic fee intercept program, which enables us to retain repayments of amounts that would otherwise flow through to ADs as their share of franchise fee and royalty payments, to the extent of an AD's indebtedness to us.

 The unpaid amounts owed to us from our ADs and franchisees are collateralized by the underlying franchise or area and, when the franchise or area owner is an entity, are generally guaranteed by the related owners of the respective entity. Accordingly, to the extent a franchisee or AD does not satisfy its payment obligations to us, we may repossess the underlying franchise or area in order to resell it in the future. At July 31, 2016, we had an investment in impaired accounts and notes receivable and related interest receivable of approximately $16.2 million. We consider accounts and notes receivable to be impaired if the amounts due exceed the fair value of the underlying franchise and estimate an allowance for doubtful accounts based on that excess. Amounts due include the recorded value of the accounts and notes receivable reduced by the allowance for uncollected interest, amounts due to ADs for their portion of franchisee receivables, any related unrecognized revenue and amounts owed to the franchisee or AD by us. In establishing the fair value of the underlying franchise, we consider net fees of open territories and the number of unopened territories. At July 31, 2016, we have recorded an allowance for doubtful accounts for impaired accounts and notes receivable of $6.2 million. There were no significant concentrations of credit risk with any individual franchisee or AD as of July 31, 2016. We believe our allowance for doubtful accounts as of July 31, 2016 is adequate for our existing loss exposure. We closely monitor the performance of our franchisees and ADs and will adjust our allowances as appropriate if we determine the existing allowances are inadequate to cover estimated losses.

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

Sources and uses of cash

Operating activities. In the first three months of fiscal 2017, we used $6.5 million more cash in our operating activities compared to the same period of fiscal 2016. This increase is primarily due to an increase in taxes of $2.1 million, the timing of payments for year-end expenses of $2.3 million, an increase in Company-owned stores compensation and benefits of $0.9 million and an increase in prepaid expenses of $0.4 million. We also collected less in franchise sales of $0.4 million.

Investing activities. In the first three months of fiscal 2017, we utilized $4.5 million less in cash for investing activities compared to the same period in fiscal 2016. This decrease is primarily due to a $5.0 million increase in cash provided by the sale of available-for-sale securities.

Financing activities. In the first three months of fiscal 2017, cash from financing activities increased $13.7 million compared to the same period of fiscal 2016, largely due to an $11.4 million increase in our net borrowings under our revolving facility.

Future cash needs and capital requirements

Operating cash flow needs. We believe our credit facility entered into on April 30, 2012 and subsequently amended, will be sufficient to support our cash flow needs for the foreseeable future. At July 31, 2016, using the leverage ratio applicable under our loan covenants at the end of the quarter, our maximum unused borrowing capacity was $82.1 million.

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

Several factors could affect our cash flow in future periods, including the following:

•	The delay by the IRS until at least February 15, 2017 to issue refunds to taxpayers who claim the Earned Income Tax Credit or the Child Tax Credit.

•	The extent to which we extend additional operating financing to our franchisees and ADs, beyond the levels of prior periods,

•	The extent and timing of capital expenditures.

•	The cash flow effect of stock option exercises and the extent to which we engage in stock repurchases,

•	Our ability to generate fee and other income related to tax settlement products in light of regulatory pressures on us and our business partners,

•
The extent to which we repurchase AD areas, which will involve the use of cash in the short-term, but improve cash receipts in future periods from what would have been the AD's share of royalties and franchise fees,

•	the extent to which we repurchase certain assets from franchisees and third parties, and

•	The extent, if any, to which our Board of Directors elects to continue to declare cash dividends on our common stock.

Effect of our credit facility covenants on our future performance. Our credit facility, which matures on April 30, 2019, imposes several restrictive covenants, including a covenant that requires us to maintain a leverage ratio of not more than 5.5:1 at the end of each fiscal quarter ending January 31 and a leverage ratio of not more than 3.0:1 at the end of each other fiscal quarter. The higher permitted leverage ratio at the end of the January 31 quarter reflects the fact that as of that date, we have typically extended significant credit to our franchisees for working capital and other needs that is not reflected in revenue that we receive from our franchisees until the period beginning in February each year. At July 31, 2016, our leverage ratio was 1.2:1.

We continue to be obligated under our credit facility to satisfy a fixed charge coverage ratio test which requires that ratio to be not less than 1.50:1 at the end of every fiscal quarter. At July 31, 2016, our fixed charge coverage ratio was 7.4:1.

We were in compliance with the ratio tests described in this section as of July 31, 2016. We expect to be able to manage our cash flow and our operating activities in such a manner that we will continue to be able to satisfy our obligations under the credit facility for the remainder of the term of that facility.

As noted above, although we are subject under our credit facility to a requirement that we reduce the balance of our revolving loan to zero for a period of at least 45 consecutive days each fiscal year, we do not believe that requirement will affect our cash flow or future performance.

Non-GAAP Financial Information. We report our financial results in accordance with GAAP; however, we believe that EBITDA and non-GAAP results should be evaluated, in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Both metrics are used by us when evaluating the operating results. Because not all companies use the same calculations, our definition of EBITDA may not be comparable to similarly titled figures from other companies. In addition, when evaluating non-GAAP results, we exclude certain items that are not considered to be part of future operating results. Descriptions of the items which are excluded are as follows:

•
Executive severance including stock-based compensation: We exclude from our non-GAAP results cash and non-cash stock-based compensation and perquisites associated with the separation of employment with executives.

•	Compliance Task Force and related costs: We exclude from our non-GAAP results third-party expenses we incur related to our Compliance Task Force. These expenses include professional and legal fees.

•	Gain on available-for-sale securities: We exclude from our non-GAAP results gains we record when we sell equity securities.

The following is a reconciliation of earnings before interest, taxes, depreciation and amortization ("EBITDA"):

	Three Months Ended July 31,
	2016	2015
	(in thousands)
Net loss - as reported	$(9,430)	$(8,536)
Add back:
Interest expense	344	401
Income tax benefit	(6,074)	(5,764)
Depreciation, amortization, and impairment charges	2,012	1,670
	(3,718)	(3,693)
EBITDA	$(13,148)	$(12,229)

The following is a reconciliation of our reported earnings to our non-GAAP financial results.

Three Months Ended July 31, 2016
(in thousands except per share data)
	Revenues	Expenses	Loss from Operations	EBITDA	Loss before Taxes	Net Loss	EPS
As Reported	$7,149	$22,351	$(15,202)	$(13,148)	$(15,504)	$(9,430)	(0.73)

Adjustments:
Executive severance including stock-based compensation	—	(877)	877	877	877	533	0.04
Compliance Task Force and related costs	—	(640)	640	640	640	389	0.03
Gain on available-for-sale securities	—	—	—	(50)	(50)	(30)	—
Total adjustments	—	(1,517)	1,517	1,467	1,467	892	0.07
Non-GAAP	$7,149	$20,834	$(13,685)	$(11,681)	$(14,037)	$(8,538)	$(0.66)
Stock-based compensation expense excluding severance related expense	$—	$(393)	$393	$393

Three Months Ended July 31, 2015
(in thousands except per share data)
	Revenues	Expenses	Loss from Operations	EBITDA	Loss before Taxes	Net Loss	EPS
As Reported	$7,523	$21,397	$(13,874)	$(12,229)	$(14,300)	$(8,536)	$(0.67)

Adjustments:
Executive severance including stock-based compensation	—	(413)	413	413	413	248	0.02
Total adjustments	—	(413)	413	413	413	248	0.02
Non-GAAP	$7,523	$20,984	$(13,461)	$(11,816)	$(13,887)	$(8,288)	$(0.65)
Stock-based compensation expense excluding severance related expense	$—	$(373)	$373	$373

Seasonality of Operations

Given the seasonal nature of the tax return preparation business, we have historically generated and expect to continue to generate most of our revenues during the period from January 1 through April 30 of each year. For example, in fiscal 2016 we earned 31% of our revenues during our fiscal third quarter ended January 31 and 91% of our revenues during the combined fiscal third and fourth quarters of 2016. We historically operate at a loss through the first eight months of each fiscal year, during which we incur costs associated with preparing for the upcoming tax season.

Off Balance Sheet Arrangements

We also enter into forward contracts to eliminate exposure related to foreign currency fluctuations in connection with the short-term advances we make to our Canadian subsidiary in order to fund personal income tax refund discounting for our Canadian operations. At July 31, 2016, there were no forward contracts outstanding, but we expect to enter into forward contracts in the future during the Canadian tax season.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks from those reported at April 30, 2016 in our Annual Report on Form 10-K.

ITEM 4
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of July 31, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2016, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.
Changes in Internal Control over Financial Reporting

During our most recent fiscal quarter ended July 31, 2016, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A
RISK FACTORS

There have been no material changes in our risk factors from those reported in our Annual Report on Form 10-K for the year ended April 30, 2016 filed with the SEC.

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuances of unregistered securities during the three months ended July 31, 2016.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Our Board of Directors has approved $10 million of authorizations for share repurchases. These authorizations have no specific expiration date and cash proceeds from stock option exercises increase the amount of the authorizations. Shares repurchased from option exercises that are net-share settled by us and shares repurchased in privately negotiated transactions are not considered share repurchases under these authorizations. During the three months ended July 31, 2016, we did not repurchase any shares nor where there any stock option exercises.

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

Liberty Tax, Inc. (Registrant)

September 2, 2016	By:	/s/ John T. Hewitt
John T. Hewitt Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

September 2, 2016	By:	/s/ Kathleen E. Donovan
Kathleen E. Donovan Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

31.1	Certification of Chief Executive Officer	X

31.2	Certification of Chief Financial Officer	X

32.1(1)	Section 1350 Certification (Chief Executive Officer)	X

32.2(1)	Section 1350 Certification (Chief Financial Officer)	X

101.INS(2)	XBRL Instance Document	X

101.SCH(2)	XBRL Taxonomy Extension Schema	X

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase	X

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase	X

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