Form 10-Q
period 2016-10-31
Liberty Tax, Inc.
filed 2016-12-09
CIK 1528930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2016

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

The number of shares outstanding of the registrant’s Class A common stock as of November 30, 2016 was 12,710,831 shares.

The number of shares outstanding of the registrant's Class B common stock as of November 30, 2016 was 200,000 shares.

LIBERTY TAX, INC.

Form 10-Q for the Quarterly Period Ended October 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
October 31, 2016, April 30, 2016 and October 31, 2015
(In thousands, except share data)

	October 31, 2016	April 30, 2016	October 31, 2015
Assets	(unaudited)		(unaudited)
Current assets:
Cash and cash equivalents	$3,739	$9,906	$3,963
Receivables:
Accounts receivable	37,967	49,908	30,610
Notes receivable - current	43,658	26,710	43,815
Interest receivable	3,777	1,944	3,198
Allowance for doubtful accounts - current	(6,852)	(6,840)	(6,184)
Total current receivables, net	78,550	71,722	71,439
Assets held for sale	18,083	9,886	9,658
Income taxes receivable	15,936	—	17,473
Deferred income tax asset	3,192	3,496	3,727
Other current assets	3,196	5,838	2,384
Total current assets	122,696	100,848	108,644
Property, equipment, and software, net of accumulated depreciation of $24,746, $21,052 and $18,799, respectively	41,487	40,957	39,695
Notes receivable, non-current	26,897	25,514	25,090
Allowance for doubtful accounts, non-current	(2,139)	(2,010)	(1,891)
Total notes receivables, non-current, net	24,758	23,504	23,199
Goodwill	4,124	4,228	3,157
Other intangible assets, net	16,966	16,270	14,002
Other assets	3,274	7,416	3,480
Total assets	$213,305	$193,223	$192,177
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term obligations	$3,663	$5,947	$4,922
Accounts payable and accrued expenses	8,505	11,664	9,166
Due to area developers ("ADs")	9,210	24,977	8,138
Income taxes payable	—	3,581	—
Deferred revenue - current	4,455	4,682	6,265
Total current liabilities	25,833	50,851	28,491
Long-term obligations, excluding current installments, net of debt issuance costs of $80, $108 and $136, respectively	17,068	17,493	17,985
Revolving credit facility	66,635	—	57,301
Deferred revenue - non-current	5,905	7,056	7,655
Deferred income tax liability	9,107	6,322	4,747
Total liabilities	124,548	81,722	116,179
Commitments and contingencies
Stockholders’ equity:
Special voting preferred stock, $0.01 par value per share, 10 shares authorized, issued and outstanding	—	—	—
Class A common stock, $0.01 par value per share, 21,200,000 shares authorized, 12,709,355, 11,993,292 and 11,870,187 shares issued and outstanding, respectively	127	120	119
Class B common stock, $0.01 par value per share, 1,000,000 shares authorized, 200,000, 900,000 and 900,000 shares issued and outstanding, respectively	2	9	9
Exchangeable shares, $0.01 par value, 1,000,000 shares issued and outstanding	10	10	10
Additional paid-in capital	7,781	7,153	4,115
Accumulated other comprehensive loss, net of taxes	(1,850)	(1,698)	(1,572)
Retained earnings	82,687	105,907	73,317
Total stockholders’ equity	88,757	111,501	75,998
Total liabilities and stockholders’ equity	$213,305	$193,223	$192,177

See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Three and Six Months Ended October 31, 2016 and 2015 (unaudited)
(In thousands, except share count and per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2016	2015	2016	2015
Revenue:
Franchise fees	$364	$906	$604	$1,514
Area Developer fees	1,147	1,524	2,117	3,128
Royalties and advertising fees	1,329	1,273	2,784	3,018
Financial products	247	207	783	515
Interest income	2,596	2,309	5,254	4,315
Tax preparation fees, net of discounts	863	339	1,920	962
Other revenue	688	1,313	921	1,942
Total revenue	7,234	7,871	14,383	15,394
Operating expenses:
Employee compensation and benefits	8,914	8,183	18,596	16,816
Selling, general, and administrative expenses	9,207	8,752	17,486	16,512
Area Developer expense	561	656	1,021	1,381
Advertising expense	1,496	2,490	3,414	5,100
Depreciation, amortization, and impairment charges	1,815	1,838	3,827	3,507
Total operating expenses	21,993	21,919	44,344	43,316
Loss from operations	(14,759)	(14,048)	(29,961)	(27,922)
Other income (expense):
Foreign currency transaction loss	(17)	—	(25)	(25)
Gain on sale of available-for-sale securities	—	—	50	—
Interest expense	(732)	(486)	(1,076)	(887)
Loss before income taxes	(15,508)	(14,534)	(31,012)	(28,834)
Income tax benefit	(6,166)	(5,464)	(12,240)	(11,228)
Net loss	$(9,342)	$(9,070)	$(18,772)	$(17,606)
Net loss per share of Class A and Class B common stock:
Basic and diluted	$(0.72)	$(0.71)	$(1.46)	$(1.38)

Weighted-average shares outstanding basic and diluted	12,901,955	12,775,565	12,898,347	12,793,593

Dividends declared per share of common stock and common stock equivalents	$0.16	$0.16	$0.32	$0.32

See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
Three and Six Months Ended October 31, 2016 and 2015 (unaudited)
(In thousands)

	Three Months Ended October 31,		Six Months Ended October 31,
	2016	2015	2016	2015
Net loss	$(9,342)	$(9,070)	$(18,772)	$(17,606)
Unrealized gain on available-for-sale securities, net of taxes of $-, $-, $345 and $-, respectively	—	—	580	—
Reclassified gain on sale of available-for-sale securities included in income, net of taxes of $-, $-, $20 and $-, respectively	—	—	(30)	—
Foreign currency translation adjustment	(271)	(117)	(702)	(874)
Comprehensive loss	$(9,613)	$(9,187)	$(18,924)	$(18,480)

 See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six Months Ended October 31, 2016 and 2015 (unaudited)
(In thousands)

	Six Months Ended October 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(18,772)	$(17,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	3,287	3,396
Depreciation, amortization, and impairment charges	3,827	3,507
Stock-based compensation expense	1,061	866
Gain on sale of available-for-sale securities	(50)	—
Loss (gain) on bargain purchases and sales of Company-owned offices	59	(388)
Deferred tax expense	2,635	5,578
Changes in accrued income taxes	(19,858)	(19,620)
Changes in other assets and liabilities	(11,198)	(13,052)
Net cash used in operating activities	(39,009)	(37,319)
Cash flows from investing activities:
Issuance of operating loans to franchisees	(23,865)	(26,326)
Payments received on operating loans to franchisees	1,766	1,316
Purchases of AD rights and Company-owned offices	(5,672)	(1,341)
Proceeds from sale of Company-owned offices and AD rights	983	2,569
Proceeds from sale of available-for-sale securities	5,049	—
Purchases of property, equipment and software	(3,092)	(5,464)
Net cash used in investing activities	(24,831)	(29,246)
Cash flows from financing activities:
Proceeds from the exercise of stock options	—	344
Repurchase of common stock	(39)	(1,711)
Dividends paid	(4,448)	(4,415)
Repayment of amounts due to former ADs and franchisees	(1,158)	(2,318)
Repayment of long-term obligations	(3,169)	(308)
Borrowings under revolving credit facility	66,809	57,668
Repayments under revolving credit facility	(174)	(367)
Tax benefit of stock option exercises	60	532
Net cash provided by financing activities	57,881	49,425
Effect of exchange rate changes on cash, net	(208)	(284)
Net decrease in cash and cash equivalents	(6,167)	(17,424)
Cash and cash equivalents at beginning of period	9,906	21,387
Cash and cash equivalents at end of period	$3,739	$3,963

  See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six Months Ended July 31, 2016 and 2015 (unaudited)
(In thousands)

	Six Months Ended October 31,
	2016	2015
Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest of $106 and $140, respectively	$890	$527
Cash paid for taxes, net of refunds	4,923	2,282
Accrued capitalized software costs included in accounts payable	40	350
During the six months ended October 31, 2016 and 2015, the Company acquired certain assets from ADs, franchisees, and third parties as follows:
Fair value of assets purchased	$17,171	$8,506
Receivables applied, net of amounts due ADs and related deferred revenue	(8,009)	(6,490)
Bargain purchase gains	(210)	(383)
Notes and accounts payable issued	(3,280)	(292)
Cash paid to ADs, franchisees and third parties	$5,672	$1,341
During the six months ended October 31, 2016 and 2015, the Company sold certain assets to ADs and franchisees as follows:
Book value of assets sold	$6,529	$3,625
Gain on sale - revenue deferred	617	1,688
Loss on sale - loss recognized	(235)	(19)
Notes received	(4,400)	(2,725)
Notes and accounts payable assumed	(1,528)	—
Cash received from ADs and franchisees	$983	$2,569

See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

October 31, 2016 and 2015 (Unaudited)

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

Office Count

As a seasonal business, the Company works throughout the off season to open new offices, and at the same time, some of our franchisees will choose not to reopen for the next season. Some of these decisions are not made until January each year, and the Company will report office count information for the quarter ended January 31, 2017, once all offices have been opened.

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
Accounting Pronouncements
On May 1, 2016, the Company adopted Accounting Standards Update ("ASU") 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt premiums and discounts, and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which further clarifies the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU 2015-03 and 2015-15 applies retrospectively and does not change the recognition and measurement requirements for debt issuance costs. The adoption of ASU 2015-03 and 2015-15 resulted in the reclassification of $0.1 million, $0.1 million and $0.1 million of unamortized debt issuance costs related to the Company's borrowings from other assets to long-term obligations within our consolidated balance sheet as of October 31, 2016, April 30, 2016 and October 31, 2015, respectively.

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

On March 30, 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-09, Improvements to Employee Share Based Payment Accounting (Topic 718), to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance will be effective for the Company beginning with its first quarterly filing in fiscal year 2018. Early adoption is permitted, including adoption in an interim period prior to fiscal 2018. The Company is currently evaluating the impact of the adoption of this newly issued guidance to its consolidated financial statements.

On August 26, 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The update is intended to reduce the existing diversity in practice and is effective for the Company beginning with its first quarterly filing in fiscal year 2019. The Company is currently evaluating the impact of the adoption of this newly issued guidance to its consolidated financial statements.

Foreign Operations

Canadian operations contributed $0.3 million and $0.3 million in revenues for the three months ended October 31, 2016 and 2015, respectively and $1.2 million and $1.3 million in revenues for the six months ended October 31, 2016 and 2015.

(2) Accounts and Notes Receivable

The Company provides financing to ADs and franchisees for the purchase of franchises, areas, Company-owned offices, and operating loans for working capital and equipment needs. The franchise-related notes generally are payable over five years and the operating loans generally are due within one year. Most notes bear interest at an annual rate of 12%.

Most of the notes receivable are due from the Company's ADs and franchisees and are collateralized by the underlying AD or franchise and, when the AD or franchise is an entity, are guaranteed by the owners of the respective entity. The debtors' ability to repay the notes is dependent upon both the performance of the tax preparation industry as a whole and the individual franchise or AD areas.
Accounts and notes receivable include royalties billed that relate to territories operated by franchisees located in AD territories and a portion of those accounts and notes receivable are payable to the AD. The Company has recorded amounts payable to ADs for their share of these receivables of $9.2 million, $25.0 million, and $8.1 million at October 31, 2016, April 30, 2016 and October 31, 2015, respectively.
At October 31, 2016, the Company had unfunded lending commitments for working capital loans to franchisees and ADs of $17.1 million through the end of the current fiscal year.

Allowance for Doubtful Accounts
The adequacy of the allowance for doubtful accounts is assessed on a quarterly basis and adjusted as deemed necessary. Management believes the recorded allowance is adequate based upon its consideration of the estimated fair value of the franchises and AD areas collateralizing the receivables. Any adverse change in the tax preparation industry or the individual franchise or AD areas could affect the Company's estimate of the allowance.
Activity in the allowance for doubtful accounts for the six months ended October 31, 2016 and 2015 was as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2016	2015	2016	2015
	(In thousands)
Balance at beginning of period	$8,623	$8,141	$8,850	$7,355
Provision for doubtful accounts	1,907	1,695	3,287	3,396
Write-offs	(1,512)	(1,747)	(3,083)	(2,576)
Foreign currency adjustment	(27)	(14)	(63)	(100)
Balance at end of period	$8,991	$8,075	$8,991	$8,075

Management considers specific accounts and notes receivable to be impaired if the net amounts due exceed the fair value of the underlying franchise at the time of the annual valuation performed as of April 30 of each year, and estimates an allowance for doubtful accounts based on that excess. The Company performs its impairment analysis annually due to the seasonal nature of its operations. At the end of each fiscal quarter, the Company considers the activity during the period for accounts and notes receivable impaired at each prior fiscal year end and adjusts the allowance for doubtful accounts accordingly. While not specifically identifiable as of the balance sheet date, the Company's analysis of its past experience also indicates that a portion of other accounts and notes receivable may not be collectible. Net amounts due include contractually obligated accounts and notes receivable plus accrued interest, reduced by unrecognized revenue, the allowance for uncollected interest, amounts due ADs, and amounts owed to the franchisee by the Company. In establishing the fair value of the underlying franchise, management considers a variety of factors, including recent sales between franchisees, sales of Company-owned stores, net fees of open offices earned during the most recently completed tax season, and the number of unopened offices.

The allowance for doubtful accounts at October 31, 2016, April 30, 2016 and October 31, 2015, was allocated as follows:

	October 31, 2016	April 30, 2016	October 31, 2015
	(In thousands)
Impaired:
Notes and interest receivable, net of unrecognized revenue	$9,595	$12,960	$6,076
Accounts receivable	6,257	7,083	4,987
Less amounts due to ADs and franchisees	(944)	(1,426)	(881)
Amounts receivable less amounts due to ADs and franchisees	$14,908	$18,617	$10,182

Allowance for doubtful accounts for impaired notes and accounts receivable	$6,333	$7,787	$3,899

Non-impaired:
Notes and interest receivable, net of unrecognized revenue	$64,737	$41,208	$66,027
Accounts receivable	31,710	42,825	25,623
Less amounts due to ADs and franchisees	(8,962)	(26,183)	(8,717)
Amounts receivable less amounts due to ADs and franchisees	$87,485	$57,850	$82,933

Allowance for doubtful accounts for non-impaired notes and accounts receivable	$2,658	$1,063	$4,176

Total:
Notes and interest receivable, net of unrecognized revenue	$74,332	$54,168	$72,103
Accounts receivable	37,967	49,908	30,610
Less amounts due to ADs and franchisees	(9,906)	(27,609)	(9,598)
Amounts receivable less amounts due to ADs and franchisees	$102,393	$76,467	$93,115

Total allowance for doubtful accounts	$8,991	$8,850	$8,075

The Company’s average investment in impaired notes receivable during the six months ended October 31, 2016 and 2015 was $11.3 million and $8.5 million, respectively.

Analysis of Past Due Receivables
Accounts receivable are considered to be past due if unpaid 30 days after billing and notes receivable are considered past due if unpaid 90 days after the due date. If it is determined the likelihood of collecting substantially all of the note and accrued interest is not probable the notes are put on non-accrual status. Accounts receivables unpaid as of April 30 each year often remain unpaid until the following tax season due to the seasonal nature of the Company's operations and franchisees' cash flows. Non-accrual notes that are paid current and expected to remain current are moved back into accrual status during the next annual review.
The breakdown of accounts and notes receivable past due at October 31, 2016 was as follows:

	Past due	Current	Allowance for uncollectible interest	Total receivables
	(In thousands)
Accounts receivable	$36,367	$2,691	$(1,091)	$37,967
Notes and interest receivable, net of unrecognized revenue	12,317	63,514	(1,499)	74,332
Total accounts, notes and interest receivable	$48,684	$66,205	$(2,590)	$112,299

The Company’s investment in notes receivable on non-accrual status was $11.5 million, $5.5 million and $10.5 million at October 31, 2016, April 30, 2016, and October 31, 2015, respectively. Payments received on notes in non-accrual status are applied to interest income first until the note is current and then to the principal note balance.

(3) Investments
During fiscal 2016, the Company purchased a corporate equity security for $5.0 million, which was classified as available-for-sale and reported in other non-current assets. The security was sold during the first half of fiscal 2017. A gain on the sale of $50,000 was recognized and reclassified out of accumulated other comprehensive income, net of taxes and recorded as other income. The Company had no such investments at October 31, 2015.

(4) Goodwill and Intangible Assets
Changes in the carrying amount of goodwill for the six months ended October 31, 2016 and 2015 were as follows:

	October 31, 2016	October 31, 2015
	(In thousands)
Balance at beginning of period	$4,228	$3,377
Acquisitions of assets from franchisees	—	—
Disposals and foreign currency changes, net	(104)	(220)
Impairments	—	—
Balance at end of period	$4,124	$3,157
Components of intangible assets were as follows as of October 31, 2016, April 30, 2016 and October 31, 2015:

	October 31, 2016
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Amortizable intangible assets:
Customer lists acquired from unrelated third parties	4 years	$1,027	$(478)	$549
Assets acquired from franchisees:
Customer lists	4 years	1,323	(605)	718
Reacquired rights	2 years	466	(444)	22
AD rights	10 years	21,790	(6,113)	15,677
Total intangible assets		$24,606	$(7,640)	$16,966

	April 30, 2016
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Amortizable intangible assets:
Customer lists acquired from unrelated third parties	4 years	$1,027	$(339)	$688
Assets acquired from franchisees:
Customer lists	4 years	1,380	(500)	880
Reacquired rights	2 years	511	(482)	29
AD rights	10 years	20,218	(5,545)	14,673
Total intangible assets		$23,136	$(6,866)	$16,270

	October 31, 2015
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Amortizable intangible assets:
Customer lists acquired from unrelated third parties	4 years	$1,027	$(169)	$858
Assets acquired from franchisees:
Customer lists	4 years	638	(571)	67
Reacquired rights	2 years	463	(433)	30
AD rights	10 years	17,720	(4,673)	13,047
Total intangible assets		$19,848	$(5,846)	$14,002

During the six months ended October 31, 2016, the Company did not acquire any assets of U.S. or Canadian franchisees, or third parties that were not classified as assets held for sale. During the six months ended October 31, 2015, the Company acquired the assets of Canadian franchisees for $10,000, all of which were intangible assets consisting of customer lists and reacquired rights.

(5) Assets Held For Sale
At the end of the second quarter of fiscal 2017 and 2016, assets acquired from U.S. franchisees were classified as assets held for sale. During the six months ended October 31, 2016, the Company acquired $13.6 million in assets from U.S. franchisees and third parties that were first accounted for as business combinations, with the value allocated to customer lists and reacquired rights of $6.5 million and goodwill of $7.1 million prior to being recorded as assets held for sale. The value of assets acquired includes $0.8 million of estimated contingent consideration that is included in long-term obligations as due to former ADs and franchisees. During the six months ended October 31, 2015, the Company acquired $6.9 million in assets from U.S. franchisees and third parties that were first accounted for as business combinations, with the value allocated to customer lists and reacquired rights of $3.0 million and goodwill of $3.9 million prior to being recorded as assets held for sale. The acquired businesses are operated as Company-owned offices until a buyer is located and a new franchise agreement is entered into.

Changes in the carrying amount of assets held for sale for the six months ended October 31, 2016 and 2015 were as follows:

	Six Months Ended October 31,
	2016	2015
	(In thousands)
Balance at beginning of period	$9,886	$5,160
Reacquired, acquired from third parties, and other	13,647	6,905
Dispositions and impairments	(5,450)	(2,407)
Balance at end of period	$18,083	$9,658

(6) Long-Term Obligations

The Company has a credit facility that consists of a $21.2 million term loan and a revolving credit facility that currently allows borrowing of up to $203.8 million with an accordion feature that permits the Company to request an increase in availability of up to an additional $50.0 million. Outstanding borrowings accrue interest, which is paid monthly at a rate of the one-month London Interbank Offered Rate ("LIBOR") plus a margin ranging from 1.50% to 2.25% depending on the Company’s leverage ratio. On August 18, 2016, the Company amended its credit facility, to provide for a modification of certain loan covenants to increase the Company’s leverage ratio during the third quarter of each fiscal year. The amendment makes available additional funds due to an expected delay in our cash flows from the Internal Revenue Service until at least February 15, 2017 for taxpayers who claim refundable credits.

At October 31, 2016 and 2015, the average interest rate paid during the six months ended October 31, 2016 and 2015 was 2.16% and 1.81%, respectively. The indebtedness is collateralized by substantially all the assets of the Company and both loans mature on April 30, 2019 (except as to the commitments of one lender that has a small balance under the revolving credit facility, which mature on September 30, 2017).

The credit facility contains certain financial covenants that the Company must meet, including leverage and fixed-charge coverage ratios as well as minimum net worth requirements. In addition, the Company must reduce the outstanding balance under its revolving loan to zero for a period of at least 45 consecutive days each fiscal year. The Company was in compliance with the financial covenants at October 31, 2016.
Long-term obligations at October 31, 2016, April 30, 2016, and October 31, 2015 consisted of the following:

	October 31, 2016	April 30, 2016	October 31, 2015
	(In thousands)
Credit Facility:
Revolver	$66,635	$—	$57,301
Term loan, net of debt issuance costs	17,983	18,884	20,051
	84,618	18,884	77,352
Due former ADs franchisees and third parties	2,748	2,317	601
Mortgages	—	2,239	2,255
	87,366	23,440	80,208
Less: current installments	(3,663)	(5,947)	(4,922)
Long-term obligations	$83,703	$17,493	$75,286

As discussed in Note 1, the adoption of ASU 2015-03 and ASU 2015-15 resulted in the reclassification of $0.1 million, $0.1 million and $0.1 million of unamortized debt issuance costs related to the Company's borrowings from other assets to long-term obligations within our consolidated balance sheet for each period ended October 31, 2016, April 30, 2016 and October 31, 2015, respectively.

(7) Income Taxes

The Company computes its provision for, or benefit from, income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adjusting for the effects of any discrete income tax items specific to the period.

(8) Stockholders’ Equity

Stockholders' Equity Activity
During the six months ended October 31, 2016 and 2015, activity in stockholders’ equity was as follows:

	Six Months Ended October 31,
	2016	2015
	(in thousands, except for share amounts)
Class A common stock issued from the exercise of stock options	—	22,110
Class A common stock issued from the vesting of restricted stock and as Board of Directors compensation	18,800	13,556
Class B common stock converted to Class A common shares	700,000	—
Class A common stock repurchased	3,118	70,635

Proceeds from exercise of stock options	$—	$344
Stock-based compensation expense	$1,061	$866
Repurchase of common stock	$39	$1,711
Tax effect of stock option exercises	$(394)	$532
Dividends declared	$4,448	$4,415

During the six months ended October 31, 2016, the sole holder of the Company's Class B common stock converted 700,000 of those shares to the Company's Class A common stock on a one-for-one basis and for no additional consideration.

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss at October 31, 2016, April 30, 2016 and October 31, 2015 were as follows.

	October 31, 2016	April 30, 2016	October 31, 2015
	(In thousands)
Foreign currency adjustment	$(1,850)	$(1,148)	$(1,572)
Unrealized loss on available-for-sale securities, net of taxes of $-, $324, and $-, respectively	—	(550)	—
Total accumulated other comprehensive loss	$(1,850)	$(1,698)	$(1,572)

Net Income (Loss) per Share

Net income (loss) per share of Class A and Class B common stock is computed using the two-class method. Basic net income (loss) per share is computed by allocating undistributed earnings to common stock and participating securities (exchangeable shares) and using the weighted-average number of common stock outstanding during the period.  Undistributed losses are not allocated to participating securities because they do not meet the required criteria for such allocation.

Diluted net income (loss) per share is computed using the weighted-average number of common stock and, if dilutive, the potential common stock outstanding during the period. Potential common stock consist of the incremental common stock issuable upon the exercise of stock options and vesting of restricted stock units. The dilutive effect of outstanding stock options and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method. Additionally, the computation of the diluted net income (loss) per share of Class A common stock assumes the conversion of Class B common stock and exchangeable shares, if dilutive, while the diluted net loss per share of Class B common stock does not assume conversion of those shares.

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
The computation of basic and diluted net loss per share for the three and six months ended October 31, 2016 and 2015 is as follows:

	Three Months Ended October 31, 2016		Three Months Ended October 31, 2015
	Class A	Class B	Class A	Class B
	Common Stock	Common Stock	Common Stock	Common Stock
	(in thousands, except for share and per share amounts)
Basic and diluted net loss per share:
Numerator
Allocation of undistributed losses	$(9,172)	$(170)	$(8,431)	$(639)
Denominator
Weighted-average common stock outstanding	12,667,172	234,783	11,875,565	900,000

Basic and diluted net loss per share	$(0.72)	$(0.72)	$(0.71)	$(0.71)

As a result of the net losses for the periods shown, diluted net loss per share excludes the impact of shares of potential common stock from the exercise of options to purchase 1,180,412 and 1,116,627 shares for the three months ended October 31, 2016 and 2015, respectively, because the effect would be anti-dilutive.

	Six Months Ended October 31, 2016		Six Months Ended October 31, 2015
	Class A	Class B	Class A	Class B
	Common Stock	Common Stock	Common Stock	Common Stock
	(in thousands, except for share and per share amounts)
Basic and diluted net loss per share:
Numerator
Allocation of undistributed losses	$(18,292)	$(480)	$(16,368)	$(1,238)
Denominator
Weighted-average common stock outstanding	12,568,999	329,348	11,893,593	900,000

Basic and diluted net loss per share	$(1.46)	$(1.46)	$(1.38)	$(1.38)

As a result of the net losses for the periods shown, diluted net loss per share excludes the impact of shares of potential common stock from the exercise of options to purchase 1,191,785 and 1,124,558 shares for the six months ended October 31, 2016 and 2015, respectively, because the effect would be anti-dilutive.

(9) Stock Compensation Plans

Stock Options

The Company has an equity and cash incentive plan, for the issuance of up to 2,500,000 shares of Class A common stock in which employees and outside directors are eligible to receive awards. At October 31, 2016, 1,453,361 shares of Class A common stock remain available for grant. There were 172,048 options granted during the six months ended October 31, 2016.
Stock option activity during the six months ended October 31, 2016 was as follows:

	Number of options	Weighted average exercise price
Balance at beginning of period	1,264,562	$19.77
Granted	172,048	12.43
Exercised	—	—
Expired or forfeited	(273,950)	17.23
Balance at end of period	1,162,660	19.28

Intrinsic value is defined as the market value of the stock less the cost to exercise. There were no options exercised during the six months ended October 31, 2016. The total intrinsic value of stock options outstanding at October 31, 2016 was less than $0.1 million. Stock options vest from six months to five years from the date of grant and expire from four to five years after the vesting date.
Nonvested stock options activity during the six months ended October 31, 2016 was as follows:

	Nonvested options	Weighted average exercise price
Balance at beginning of period	389,053	$24.76
Granted	172,048	12.43
Vested	(169,054)	23.82
Forfeited	—	—
Balance at end of period	392,047	19.76

At October 31, 2016, unrecognized compensation costs related to nonvested stock options were $1.7 million. These costs are expected to be recognized through fiscal 2021.
The following table summarizes information about stock options outstanding and exercisable at October 31, 2016:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of shares outstanding	Weighted average exercise price	Weighted average remaining contractual life (in years)	Number of options exercisable	Weighted average exercise price

$10.51 - $15.00	475,981	$14.07	2.4	303,933	$15.00
16.38 - 19.75	290,876	17.90	3.5	263,876	17.94
22.18 - 29.48	330,387	25.22	5.0	167,387	25.09
33.38	65,416	33.38	5.0	35,417	33.38
	1,162,660	19.28		770,613	19.04

Restricted Stock Units

Restricted stock activity during the six months ended October 31, 2016 was as follows:

	Number of Restricted stock units	Weighted average fair value at grant date
Balance at beginning of period	42,792	$26.10
Granted	13,552	12.79
Vested	(17,118)	24.58
Forfeited	(9,108)	31.53
Balance at end of period	30,118	19.33

At October 31, 2016, unrecognized compensation costs related to restricted stock units were $0.5 million. These costs are expected to be recognized through fiscal 2019.

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

The Company measures or monitors certain of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for those assets and liabilities for which fair value is the primary basis of accounting. Other assets and liabilities are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The following tables present, at October 31, 2016, April 30, 2016 and October 31, 2015, for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis (in thousands):

	October 31, 2016
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Nonrecurring:
Impaired accounts and notes receivable	$9,519	$—	$—	$9,519

Liabilities:
Recurring:
Obligations due former ADs and franchisees	$798	$—	$—	$798

	April 30, 2016
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Recurring:
Cash equivalents	$7,140	$7,140	$—	$—
Available-for-sale securities	4,123	4,123	—	—
Total recurring assets	11,263	11,263	—	—
Nonrecurring:
Impaired accounts and notes receivable	12,256	—	—	12,256
Impaired goodwill	63	—	—	63
Impaired reacquired rights	28	—	—	28
Impaired customer lists	34	—	—	34
Assets held for sale	9,886	—	—	9,886
Total nonrecurring assets	22,267	—	—	22,267
Total recurring and nonrecurring assets	$33,530	$11,263	$—	$22,267

	October 31, 2015
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Nonrecurring:
Impaired accounts and notes receivable	$7,164	$—	$—	$7,164

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of level 1 or 2 requiring fair value measurements for each of the six months ended October 31, 2016 and 2015.

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

Impaired accounts and notes receivable: Accounts and notes receivable are considered to be impaired if the net amounts due exceed the fair value of the underlying franchise or if management considers it probable that all principal and interest will not be collected when contractually due. In establishing the estimated fair value of the underlying franchise, consideration is given to recent sales between franchisees, sales of Company-owned stores, the net fees of open offices, and the number of unopened offices.

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

(11) Related Party Transactions
The Company considers directors and their affiliated companies, as well as executive officers and members of their immediate families, to be related parties.
During fiscal 2015, the Company entered into a multi-year contract to purchase a license for the use of Canadian tax software at a price of $0.7 million from a company in which it has an investment accounted for under the equity method. One of the members of the Company's Board of Directors is affiliated with the company providing this service. This contract expired during the second quarter of fiscal 2017. At that same time, the Company entered into a new three year contract with the same company at a price of $0.9 million.

(12) Commitments and Contingencies

In the ordinary course of operations, the Company may become a party to legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on the Company's business, financial condition, cash flows, or results of operations.
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

(13) Subsequent Events

On November 10, 2016, the Board of Directors approved up to $5 million for an area developer repurchase auction program. The actual amount expended on the area developer repurchase auction program will reduce the amount authorized under the share repurchase program.

On December 6, 2016, the Board of Directors approved a quarterly cash dividend to stockholders of $0.16 per share payable on January 23, 2017 to holders of record of common stock and common stock equivalents on January 12, 2017.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements concerning our business, operations, financial performance, and condition as well as our plans, objectives, and expectations for our business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, projections about our business and the industry in which we operate, and our management’s beliefs and assumptions. They are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. Factors that may cause such differences include, but are not limited to, the risks described under “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016 and risks described in all other filings with the U.S. Securities and Exchange Commission ("SEC"), including:

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

Overview

We are one of the leading providers of tax preparation services in the United States and Canada, last year we operated 4,487 tax offices. As measured by the number of returns prepared, we believe we are the second largest retail preparer of individual tax returns in the both the United States and Canada. Our tax preparation services and related tax settlement products are offered primarily through franchised locations, although we operate a limited number of Company-owned offices each tax season. See Note 1 "Description of Business and Summary of Significant Accounting Policies" in the notes to Consolidated Financial Statements in our Annual Report on form 10-K for the fiscal year ended April 30, 2016, for detail of the U.S. office activity and the number of Canadian and Company-owned offices for the years ended April 30, 2016, 2015 and 2014.

Our revenue primarily consists of the following components:

•
Franchise Fees: Our standard franchise fee per territory ranges from $20,000 to $40,000 and we offer our franchisees flexible structures and financing options for franchise fees. Franchise fee revenue is recognized when our obligations to prepare the franchisee for operation are substantially complete and as cash is received.

•
Area Developer ("AD") Fees: Our fees for AD areas vary based on our assessment of the revenue potential of each AD area and also depend on the performance of any existing franchisees within the AD area being sold. Our ADs generally receive 50% of franchise fees, royalties, and a portion of the interest income derived from territories located in their area. AD fees received are recognized as revenue on a straight-line basis over the initial contract term of each AD agreement, which has historically been ten years, with the cumulative amount of revenue recognized not to exceed the amount of cash received. We changed the term of new and renewal AD contracts to six years beginning in July 2014.

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

We operate Company-owned offices that are held for sale. If these offices remain unsold at the start of a tax season we will operate them for the tax season with the intent of selling them to qualified franchisees the next year and as a result the number of Company-owned offices will vary from year to year.

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

Results of Operations
The table below shows results of operations for the three and six months ended October 31, 2016 and 2015.

	Three Months Ended October 31,				Six Months Ended October 31,
			Change				Change
	2016	2015	$	%	2016	2015	$	%
(dollars in thousands)
Total revenue	$7,234	$7,871	$(637)	(8)%	$14,383	$15,394	$(1,011)	(7)%
Loss from operations	(14,759)	(14,048)	(711)	5%	(29,961)	(27,922)	(2,039)	7%
Net loss	(9,342)	(9,070)	(272)	3%	(18,772)	(17,606)	(1,166)	7%
Revenue. The table below sets forth the components and changes in our revenue for the three and six months ended October 31, 2016 and 2015.

	Three Months Ended October 31,				Six Months Ended October 31,
			Change				Change
	2016	2015	$	%	2016	2015	$	%
(dollars in thousands)
Franchise fees	$364	$906	$(542)	(60)%	$604	$1,514	$(910)	(60)%
Area Developer fees	1,147	1,524	(377)	(25)%	2,117	3,128	(1,011)	(32)%
Royalties and advertising fees	1,329	1,273	56	4%	2,784	3,018	(234)	(8)%
Financial products	247	207	40	19%	783	515	268	52%
Interest income	2,596	2,309	287	12%	5,254	4,315	939	22%
Tax preparation fees, net of discounts	863	339	524	155%	1,920	962	958	100%
Other revenue	688	1,313	(625)	(48)%	921	1,942	(1,021)	(53)%
Total revenue	$7,234	$7,871	$(637)	(8)%	$14,383	$15,394	$(1,011)	(7)%

For the three months ended October 31, 2016, total revenue decreased $0.6 million, or 8%, to $7.2 million compared to $7.9 million for the same period last year. Other revenue decreased $0.6 million due to a reduction in the gain on the sale of Company-owned stores as well as a decline in commission and transfer fees. In addition, franchise fees decreased $0.5 million due to lower new territory sales and Area Developer fees were down $0.4 million as a result of revenue from prior year sales that have now been fully recognized over the life of the original agreements. The decreases were partially offset by an increase in tax preparation fees, net of discounts of $0.5 million related to an increase in the number of Company-owned stores operated in fiscal 2017, as well as an increase in interest income of $0.3 million.

For the six months ended October 31, 2016, total revenue decreased $1.0 million, or 7%, to $14.4 million compared to $15.4 million in the comparable prior year period. The decrease was due primarily to a reduction in Area Developer fees of $1.0 million as a result of revenue from prior year sales that have now been fully recognized over the life of the original agreements; a decrease in other revenue of $1.0 million primarily due to a decrease in the gain on the sale of Company-owned stores as well as commissions and transfer fees. In addition, franchise fees decreased $0.9 million due to lower new territory sales. The decreases were partially offset by an increase in tax preparation fees, net of discounts of $1.0 million related to an increase in the number of Company-owned stores operated in fiscal 2017, and an increase in interest income of $0.9 million.

Operating expenses.    The table below details the amounts and changes in our operating expenses for the three and six months ended October 31, 2016 and 2015.

	Three Months Ended October 31,				Six Months Ended October 31,
			Change				Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)
Employee compensation and benefits	$8,914	$8,183	$731	9%	$18,596	$16,816	$1,780	11%
Selling, general, and administrative expenses	9,207	8,752	455	5%	17,486	16,512	974	6%
Area Developer expense	561	656	(95)	(14)%	1,021	1,381	(360)	(26)%
Advertising expense	1,496	2,490	(994)	(40)%	3,414	5,100	(1,686)	(33)%
Depreciation, amortization, and impairment charges	1,815	1,838	(23)	(1)%	3,827	3,507	320	9%
Total operating expenses	$21,993	$21,919	$74	—%	$44,344	$43,316	$1,028	2%

For the three months ended October 31, 2016, total operating expenses increased $0.1 million to $22.0 million compared to $21.9 million in the comparable prior year period. Increases in expenses related to employee compensation and benefits of $0.7 million and selling, general, and administrative of $0.5 million primarily related to an increase in the number Company-owned stores operated in fiscal 2017. These increases were largely offset by a decrease in advertising expense of $1.0 million as we reduced the cost incurred to attract new franchisees.

For the six months ended October 31, 2016, total operating expenses increased of $1.0 million, or 2%, to $44.3 million compared to $43.3 million in the prior year. Employee compensation and benefits increased $1.8 million due to an increase in executive severance of $0.5 million as well as an increase related to the number of Company-owned stores operated in fiscal 2017. Selling, general, and administrative expenses increased primarily as a result of expenses related to operating additional Company-owned stores in addition to Compliance Task Force and related costs. The increases were partially offset by a decrease in advertising expense of $1.7 million due to a reduction in consumer advertising spend and the cost incurred to attract new franchisees.

Income tax benefit. We recorded income tax benefits with effective rates of 39.8% and 39.5% during the three and six months ended October 31, 2016, respectively, and 37.6% and 38.9% during the three and six months ended October 31, 2015, respectively. Due to the seasonal nature of our business, we expect any losses that we incur through the first eight months of each fiscal year will be more than offset by the results of the last four months of the fiscal year.

Liquidity and Capital Resources

Overview of factors affecting our liquidity

Seasonality of cash flow. Our tax return preparation business is seasonal, and most of our revenues and cash flow are generated during the period from late January through April 30. Following each tax season, from May 1 through late January of the following year, we rely on the use of our credit facility, excess operating cash flow from the previous tax season, and from cash payments made by franchisees and ADs who purchase new territories and development areas prior to the next tax season to fund our operating expenses and those of our franchisees, as well as invest in the future growth of our business. Our business has historically generated a strong annual operating cash flow.

Credit facility. Our credit facility consists of a term loan and a revolving credit facility that currently allows borrowing of up to $203.8 million with an accordion feature that permits the Company to request an increase in availability of up to an additional $50.0 million. On August 18, 2016, we amended our credit facility to provide for a modification of one of our financial covenants thereby increasing our leverage ratio from 4.5:1 to 5.5:1 as of the end of the third quarter of each fiscal year.  The amendment makes available additional funds due to an expected delay in our cash flows from the Internal Revenue Service ("IRS") until at least February 15, 2017 for taxpayers who claim refundable credits.

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

We were in compliance with our financial covenants as of October 31, 2016.

Franchisee lending and potential exposure to credit loss.  At October 31, 2016, our total balance of loans to franchisees and ADs for working capital and equipment loans, representing cash amounts we had advanced to the franchisees and ADs, was $33.9 million. In addition, at that date, our franchisees and ADs together owed us $78.4 million, net of unrecognized revenue of $34.4 million, for amounts representing the unpaid purchase price for franchise territories or areas comprising clusters of territories and other amounts owed to us for royalties and other amounts for which our franchisees and ADs had outstanding payment obligations.

Our actual exposure to potential credit loss associated with franchisee loans is less than the aggregate amount of those loans because a significant portion of those loans are to franchisees located within AD areas, where our AD is ultimately entitled to a substantial portion of the franchise fee and royalty revenues represented by some of these loans. For this reason, the amount of indebtedness of franchisees to us is effectively offset in part by our related payable obligation to ADs in respect of franchise fees and royalties. As of October 31, 2016, the total indebtedness of franchisees to us where the franchisee is located in an AD area was $72.1 million, of which $9.2 million of that indebtedness represents amounts ultimately payable to ADs as their share of franchise fees and royalties once cash is received.

Our franchisees make electronic return filings for their customers utilizing our software. Our franchise agreements allow us to obtain repayment of amounts due to us from our franchisees through an electronic fee intercept program before our franchisees receive the net proceeds from tax preparation and other fees they have charged to their customers on tax returns associated with tax settlement products. Therefore, we are able to minimize the nonpayment risk associated with amounts outstanding from franchisees by obtaining direct electronic payment in the ordinary course throughout the tax season. Our credit risk associated with amounts outstanding to ADs is also mitigated by our electronic fee intercept program, which enables us to retain repayments of amounts that would otherwise flow through to ADs as their share of franchise fee and royalty payments, to the extent of an AD's indebtedness to us.

 The unpaid amounts owed to us from our ADs and franchisees are collateralized by the underlying franchise or area and, when the franchise or area owner is an entity, are generally guaranteed by the related owners of the respective entity. Accordingly, to the extent a franchisee or AD does not satisfy its payment obligations to us, we may repossess the underlying franchise or area in order to resell it in the future. At October 31, 2016, we had an investment in impaired accounts and notes receivable and related interest receivable of approximately $14.9 million. We consider accounts and notes receivable to be impaired if the amounts due exceed the fair value of the underlying franchise and estimate an allowance for doubtful accounts based on that excess. Amounts due include the recorded value of the accounts and notes receivable reduced by the allowance for uncollected interest, amounts due to ADs for their portion of franchisee receivables, any related unrecognized revenue and amounts owed to the franchisee or AD by us. In establishing the fair value of the underlying franchise, we consider net fees of open territories and the number of unopened territories. At October 31, 2016, we have recorded an allowance for doubtful accounts for impaired accounts and notes receivable of $6.3 million. There were no significant concentrations of credit risk with any individual franchisee or AD as of October 31, 2016. We believe our allowance for doubtful accounts as of October 31, 2016 is adequate for our existing loss exposure. We closely monitor the performance of our franchisees and ADs and will adjust our allowances as appropriate if we determine the existing allowances are inadequate to cover estimated losses.

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

Sources and uses of cash

Operating activities. In the first six months of fiscal 2017, we used $1.7 million more cash in our operating activities compared to the same period in fiscal 2016. This increase is primarily due to an increase in income taxes paid of $2.6 million.

Investing activities. In the first six months of fiscal 2017, we utilized $4.4 million less in cash for investing activities compared to the same period in fiscal 2016. This decrease is primarily due to a $5.0 million increase in cash provided by the sale of available-for-sale securities. In addition, operating loans, net of repayments, decreased $2.5 million and were offset by an increase of $5.9 million in net purchases of Area Developer rights and Company-owned stores.

Financing activities. In the first six months of fiscal 2017, cash from financing activities increased $8.5 million compared to the same period in fiscal 2016, largely due to a $9.3 million increase in our net borrowings under our revolving facility, partially offset by $2.9 million increase in repayment of long-term debt.

Future cash needs and capital requirements

Operating cash flow needs. We believe our credit facility entered into on April 30, 2012 and subsequently amended, will be sufficient to support our cash flow needs for the foreseeable future. At October 31, 2016, using the leverage ratio applicable under our loan covenants at the end of the quarter, our maximum unused borrowing capacity was $46.0 million.

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

Several factors could affect our cash flow in future periods, including the following:

•	the delay by the IRS until at least February 15, 2017 to issue refunds to taxpayers who claim the Earned Income Tax Credit or the Child Tax Credit;

•	the extent to which we extend operating financing to our franchisees and ADs and the extent that our franchisees and ADs repay their notes to us;

•	the extent and timing of capital expenditures;

•	the cash flow effect of stock option exercises and the extent to which we engage in stock repurchases;

•	our ability to generate fee and other income related to tax settlement products in light of regulatory pressures on us and our business partners;

•
the extent to which we repurchase AD areas, which will involve the use of cash in the short-term, but improve cash receipts in future periods from what would have been the AD's share of royalties and franchise fees;

•	the extent to which we repurchase certain assets from franchisees and third parties and our ability to operate these assets profitably; and

•	the extent, if any, to which our Board of Directors elects to continue to declare cash dividends on our common stock.

Effect of our credit facility covenants on our future performance. Our credit facility, which matures on April 30, 2019, imposes several restrictive covenants, including a covenant that requires us to maintain a leverage ratio of not more than 5.5:1 at the end of each fiscal quarter ending January 31 and a leverage ratio of not more than 3.0:1 at the end of each other fiscal quarter. The higher permitted leverage ratio at the end of the January 31 quarter reflects the fact that as of that date, we have typically extended significant credit to our franchisees for working capital and other needs that is not reflected in repayments received from our franchisees until the period beginning in February each year. At October 31, 2016, our leverage ratio was 2.0:1.

We continue to be obligated under our credit facility to satisfy a fixed charge coverage ratio test, which requires that ratio to be not less than 1.50:1 at the end of every fiscal quarter. At October 31, 2016, our fixed charge coverage ratio was 4.0:1.

We were in compliance with the ratio tests described in this section as of October 31, 2016. We expect to be able to manage our cash flow and our operating activities in such a manner that we will continue to be able to satisfy our obligations under the credit facility for the remainder of the term of that facility.

As noted above, although we are subject under our credit facility to a requirement that we reduce the balance of our revolving loan to zero for a period of at least 45 consecutive days each fiscal year, we do not believe that requirement will affect our cash flow or future performance.

Non-GAAP Financial Information. We report our financial results in accordance with generally accepted accounting principles in the U.S. ("GAAP"); however, we believe that earnings before interest, taxes, depreciation, amortization and impairment ("EBITDA") and non-GAAP results should be evaluated, in addition to, and not as an alternative for, net income (loss), as determined in accordance with GAAP. We consider our non-GAAP financial results to be a useful metric for management and investors to evaluate and compare current year results with prior periods. Because not all companies use the same calculations, our definition of EBITDA may not be comparable to similarly titled figures from other companies. In addition, when evaluating non-GAAP results, we exclude certain items that are not considered to be part of future operating results. Descriptions of the items which are excluded are as follows:

•
Executive severance, including stock-based compensation: We exclude from our non-GAAP results cash and non-cash stock-based compensation and perquisites associated with the separation of employment with executives.

•
Compliance Task Force and related costs: We exclude from our non-GAAP results third-party expenses we incur related to our Compliance Task Force, which we established in fiscal 2016 to examine and present non-compliance, fraud and other misconduct amount our franchisees and employees. These expenses include professional and legal fees.

•	Gain on available-for-sale securities: We exclude from our non-GAAP results gains we record when we sell equity securities.

The following is a reconciliation of EBITDA to GAAP Net Loss:

	Three Months Ended October 31,		Six Months Ended October 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Net loss - as reported	$(9,342)	$(9,070)	$(18,772)	$(17,606)
Add back:
Interest expense	732	486	1,076	887
Income tax benefit	(6,166)	(5,464)	(12,240)	(11,228)
Depreciation, amortization, and impairment charges	1,815	1,838	3,827	3,507
Total Adjustments	(3,619)	(3,140)	(7,337)	(6,834)
EBITDA	$(12,961)	$(12,210)	$(26,109)	$(24,440)

The following is a reconciliation of our non-GAAP financial measures to the most comparable GAAP financial measures. Amounts may not add or recalculate due to rounding.

Three Months Ended October 31, 2016
(in thousands except per share data)
	Revenues	Expenses	Loss from Operations	EBITDA	Loss before Income Taxes	Net Loss	EPS
As Reported	$7,234	$21,993	$(14,759)	$(12,961)	$(15,508)	$(9,342)	(0.72)

Adjustments: (1)
Compliance Task Force and related costs	—	(174)	174	174	174	105	0.01
Total adjustments	—	(174)	174	174	174	105	0.01
Non-GAAP	$7,234	$21,819	$(14,585)	$(12,787)	$(15,334)	$(9,237)	$(0.72)

Three Months Ended October 31, 2015
(in thousands except per share data)
	Revenues	Expenses	Loss from Operations	EBITDA	Loss before Income Taxes	Net Loss	EPS
As Reported	$7,871	$21,919	$(14,048)	$(12,210)	$(14,534)	$(9,070)	$(0.71)

Adjustments: (1)
No adjustments for this period	—	—	—	—	—	—	—
Total adjustments	—	—	—	—	—	—	—
Non-GAAP	$7,871	$21,919	$(14,048)	$(12,210)	$(14,534)	$(9,070)	$(0.71)

(1)    The net loss impact of the adjustments is calculated using the effective tax rate for the period.

Six Months Ended October 31, 2016
(in thousands except per share data)
	Revenues	Expenses	Loss from Operations	EBITDA	Loss before Income Taxes	Net Loss	EPS
As Reported	$14,383	$44,344	$(29,961)	$(26,109)	$(31,012)	$(18,772)	(1.46)

Adjustments: (1)
Executive severance, including stock-based compensation	—	(877)	877	877	877	531	0.04
Compliance Task Force and related costs	—	(814)	814	814	814	492	0.04
Gain on available-for-sale securities	—	—	—	(50)	(50)	(30)	—
Total adjustments	—	(1,691)	1,691	1,641	1,641	993	0.08
Non-GAAP	$14,383	$42,653	$(28,270)	$(24,468)	$(29,371)	$(17,779)	$(1.38)

Six Months Ended October 31, 2015
(in thousands except per share data)
	Revenues	Expenses	Loss from Operations	EBITDA	Loss before Income Taxes	Net Loss	EPS
As Reported	$15,394	$43,316	$(27,922)	$(24,440)	$(28,834)	$(17,606)	$(1.38)

Adjustments: (1)
Executive severance, including stock-based compensation	—	(413)	413	413	413	252	0.02
Total adjustments	—	(413)	413	413	413	252	0.02
Non-GAAP	$15,394	$42,903	$(27,509)	$(24,027)	$(28,421)	$(17,354)	$(1.36)

(1)    The net loss impact of the adjustments is calculated using the effective tax rate for the period.

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

Off Balance Sheet Arrangements

We enter into forward contracts to eliminate exposure related to foreign currency fluctuations in connection with the short-term advances we make to our Canadian subsidiary in order to fund personal income tax refund discounting for our Canadian operations. At October 31, 2016, there were no forward contracts outstanding, but we expect to enter into forward contracts in the future during the Canadian tax season.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks from those reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016.

ITEM 4
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of October 31, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2016, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.
Changes in Internal Control over Financial Reporting

During our most recent fiscal quarter ended October 31, 2016, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1
LEGAL PROCEEDINGS

In the ordinary course of operations, we may become a party to legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on our business, financial condition, cash flows, or results of operations.
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

ITEM 1A
RISK FACTORS

There have been no material changes in our risk factors from those previously disclosed in Part I. Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2016.

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuances of unregistered securities during the three months ended October 31, 2016.

SHARE REPURCHASES

Our Board of Directors has authorized up to $10 million for share repurchases. This authorization has no specific expiration date and cash proceeds from stock option exercises increase the amount of the authorization. The amount expended by the area developer repurchase auction program will reduce the amount of the authorization. Shares repurchased from option exercises and RSUs vesting that are net-share settled by us and shares repurchased in privately negotiated transactions are not considered share repurchases under this authorization.

During the three months ended October 31, 2016, we repurchased shares of Class A common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares that may yet be Purchased Under the Plan as of Month End (in thousands)
August 1, 2016 through August 31, 2016	—	—	—	$10,000
September 1, 2016 through September 30, 2016 (1)	3,118	$12.62	—	10,000
October 1, 2016 through October 31, 2016	—	—	—	10,000
Total	3,118		—

(1)    Share repurchases related to the net-share settlements of RSUs vesting.

ITEM 6
EXHIBITS

We have filed the following exhibits as part of this report:

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

10.1	Fourth Amendment to Revolving Credit and Term Loan Agreement dated as of August 18, 2016 (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on August 24, 2016)		X

31.1	Certification of Chief Executive Officer	X

31.2	Certification of Chief Financial Officer	X

32.1(1)	Section 1350 Certification (Chief Executive Officer)	X

32.2(1)	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
(1) This exhibit is furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Liberty Tax, Inc. (Registrant)

December 9, 2016	By:	/s/ John T. Hewitt
John T. Hewitt Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

December 9, 2016	By:	/s/ Kathleen E. Donovan
Kathleen E. Donovan Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

10.1	Fourth Amendment to Revolving Credit and Term Loan Agreement dated as of August 18, 2016 (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on August 24, 2016)		X

31.1	Certification of Chief Executive Officer	X

31.2	Certification of Chief Financial Officer	X

32.1(1)	Section 1350 Certification (Chief Executive Officer)	X

32.2(1)	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

(1) This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.