Form 10-Q
period 2017-01-31
Liberty Tax, Inc.
filed 2017-03-09
CIK 1528930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2017

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

The number of shares outstanding of the registrant’s Class A common stock as of March 2, 2017 was 12,682,550 shares.

The number of shares outstanding of the registrant's Class B common stock as of March 2, 2017 was 200,000 shares.

LIBERTY TAX, INC.

Form 10-Q for the Quarterly Period Ended January 31, 2017

PART I. FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
January 31, 2017, April 30, 2016 and January 31, 2016
(In thousands, except share data)

	January 31, 2017	April 30, 2016	January 31, 2016
Assets	(unaudited)		(unaudited)
Current assets:
Cash and cash equivalents	$3,459	$9,906	$1,787
Receivables:
Accounts receivable	63,013	49,908	59,865
Notes receivable - current	79,122	26,710	90,858
Interest receivable, net	5,201	1,944	5,156
Allowance for doubtful accounts - current	(8,529)	(6,840)	(5,993)
Total current receivables, net	138,807	71,722	149,886
Assets held for sale	17,549	9,886	11,164
Income taxes receivable	12,827	—	16,303
Deferred income tax asset	3,881	3,496	3,354
Other current assets	23,079	5,838	21,188
Total current assets	199,602	100,848	203,682
Property, equipment, and software, net of accumulated depreciation of $25,681, $21,052 and $19,825, respectively	41,734	40,957	41,216
Notes receivable, non-current	27,455	25,514	34,374
Allowance for doubtful accounts, non-current	(1,713)	(2,010)	(1,338)
Total notes receivables, non-current, net	25,742	23,504	33,036
Goodwill	4,811	4,228	4,069
Other intangible assets, net	22,648	16,270	13,217
Other assets	3,214	7,416	8,458
Total assets	$297,751	$193,223	$303,678
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term obligations	$5,688	$5,947	$5,220
Accounts payable and accrued expenses	22,259	11,664	15,506
Due to Area Developers	13,157	24,977	16,258
Income taxes payable	—	3,581	—
Deferred revenue - current	3,436	4,682	4,413
Total current liabilities	44,540	50,851	41,397
Long-term obligations, excluding current installments, net of debt issuance costs of $70, $108 and $122, respectively	19,238	17,493	18,410
Revolving credit facility	131,215	—	150,682
Deferred revenue - non-current	5,307	7,056	7,206
Deferred income tax liability	8,203	6,322	6,049
Total liabilities	208,503	81,722	223,744
Commitments and contingencies
Stockholders’ equity:
Special voting preferred stock, $0.01 par value per share, 10 shares authorized, issued and outstanding	—	—	—
Class A common stock, $0.01 par value per share, 21,200,000 shares authorized, 12,681,245, 11,993,292 and 11,969,604 shares issued and outstanding, respectively	127	120	120
Class B common stock, $0.01 par value per share, 1,000,000 shares authorized, 200,000, 900,000 and 900,000 shares issued and outstanding, respectively	2	9	9
Exchangeable shares, $0.01 par value, 1,000,000 shares issued and outstanding	10	10	10
Additional paid-in capital	7,862	7,153	6,385
Accumulated other comprehensive loss, net of taxes	(1,673)	(1,698)	(2,430)
Retained earnings	82,920	105,907	75,840
Total stockholders’ equity	89,248	111,501	79,934
Total liabilities and stockholders’ equity	$297,751	$193,223	$303,678

See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Three and Nine Months Ended January 31, 2017 and 2016 (unaudited)
(In thousands, except share count and per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2017	2016	2017	2016
Revenue:
Franchise fees	$522	$1,011	$1,126	$2,526
Area Developer fees	1,001	1,363	3,118	4,491
Royalties and advertising fees	19,078	25,571	21,862	28,589
Financial products	18,745	17,266	19,528	17,781
Interest income	3,246	3,188	8,500	7,503
Tax preparation fees, net of discounts	3,883	3,843	5,803	4,805
Other revenue	1,948	1,379	2,869	3,320
Total revenue	48,423	53,621	62,806	69,015
Operating expenses:
Employee compensation and benefits	11,240	11,638	29,836	28,454
Selling, general, and administrative expenses	18,193	12,585	35,679	29,097
Area Developer expense	5,958	9,340	6,979	10,722
Advertising expense	5,424	8,972	8,838	14,072
Depreciation, amortization, and impairment charges	2,503	2,118	6,330	5,626
Total operating expenses	43,318	44,653	87,662	87,971
Income (loss) from operations	5,105	8,968	(24,856)	(18,956)
Other income (expense):
Foreign currency transaction gain (loss)	15	(14)	(10)	(39)
Gain on sale of available-for-sale securities	—	—	50	—
Interest expense	(977)	(705)	(2,053)	(1,592)
Income (loss) before income taxes	4,143	8,249	(26,869)	(20,587)
Income tax expense (benefit)	1,688	3,511	(10,552)	(7,717)
Net income (loss)	2,455	4,738	(16,317)	(12,870)
Less: Net income attributable to participating securities	(177)	(343)	—	—
Net income (loss) attributable to Class A and Class B common stockholders	$2,278	$4,395	$(16,317)	$(12,870)

Basic	$0.18	$0.34	$(1.26)	$(1.01)
Diluted	$0.18	$0.34	$(1.26)	$(1.01)

Weighted-average shares outstanding basic	12,902,577	12,795,367	12,899,757	12,794,185
Weighted-average shares outstanding diluted	13,924,210	14,002,356	12,899,757	12,794,185

Dividends declared per share of common stock and common stock equivalents	$0.16	$0.16	$0.48	$0.48

See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
Three and Nine Months Ended January 31, 2017 and 2016 (unaudited)
(In thousands)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2017	2016	2017	2016
Net income (loss)	$2,455	$4,738	$(16,317)	$(12,870)
Unrealized loss on interest rate swap agreement, net of taxes of $14, $-, $14, and $-, respectively	(22)	—	(22)	—
Unrealized (loss) gain on available-for-sale securities, net of taxes of $-, $208, $345 and $208, respectively	—	(347)	580	(347)
Reclassified gain on sale of available-for-sale securities included in income, net of taxes of $-, $-, $20 and $-, respectively	—	—	(30)	—
Foreign currency translation adjustment	189	(488)	(513)	(1,362)
Forward contracts related to foreign currency exchange rates	9	(23)	9	(23)
Comprehensive income (loss)	$2,631	$3,880	$(16,293)	$(14,602)

 See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine Months Ended January 31, 2017 and 2016 (unaudited)
(In thousands)

	Nine Months Ended January 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(16,317)	$(12,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	6,482	4,589
Depreciation, amortization, and impairment charges	6,330	5,626
Stock-based compensation expense	1,520	1,348
Gain on sale of available-for-sale securities	(50)	—
Gain on bargain purchases and sales of Company-owned offices	(634)	(470)
Deferred tax expense	1,046	7,253
Changes in accrued income taxes	(16,728)	(18,283)
Changes in other assets and liabilities	(43,694)	(55,476)
Net cash used in operating activities	(62,045)	(68,283)
Cash flows from investing activities:
Issuance of operating loans to franchisees	(63,670)	(81,364)
Payments received on operating loans to franchisees	4,065	3,077
Purchases of AD rights and Company-owned offices	(8,141)	(3,713)
Proceeds from sale of Company-owned offices and AD rights	1,291	2,851
Purchase of available-for-sale securities	—	(4,999)
Proceeds from sale of available-for-sale securities	5,049	—
Purchases of property, equipment and software	(4,303)	(8,685)
Net cash used in investing activities	(65,709)	(92,833)
Cash flows from financing activities:
Proceeds from the exercise of stock options	—	1,998
Repurchase of common stock	(417)	(1,977)
Dividends paid	(6,670)	(6,629)
Repayment of amounts due to former ADs and franchisees	(1,204)	(2,429)
Repayment of long-term obligations	(3,710)	(726)
Borrowings under revolving credit facility	132,531	151,225
Repayments under revolving credit facility	(1,316)	(543)
Proceeds from mortgage debt	2,200	—
Payment for debt issue costs	(35)	—
Tax benefit of stock option exercises	60	933
Net cash provided by financing activities	121,439	141,852
Effect of exchange rate changes on cash, net	(132)	(336)
Net decrease in cash and cash equivalents	(6,447)	(19,600)
Cash and cash equivalents at beginning of period	9,906	21,387
Cash and cash equivalents at end of period	$3,459	$1,787

  See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine Months Ended January 31, 2017 and 2016 (unaudited)
(In thousands)

	Nine Months Ended January 31,
	2017	2016
Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest of $106 and $225, respectively	$1,702	$974
Cash paid for taxes, net of refunds	5,062	2,374
Accrued capitalized software costs included in accounts payable	7	292
During the nine months ended January 31, 2017 and 2016, the Company acquired certain assets from ADs, franchisees, and third parties as follows:
Fair value of assets purchased	$27,016	$15,087
Receivables applied, net of amounts due ADs and related deferred revenue	(11,656)	(9,391)
Bargain purchase gains	(513)	(451)
Notes and accounts payable issued	(6,706)	(1,532)
Cash paid to ADs, franchisees and third parties	$8,141	$3,713
During the nine months ended January 31, 2017 and 2016, the Company sold certain assets to ADs and franchisees as follows:
Book value of assets sold	$9,287	$8,505
Gain on sale - revenue deferred	617	1,688
Loss on sale - loss recognized	(98)	(156)
Notes received	(6,552)	(7,186)
Notes and accounts payable assumed	(1,963)	—
Cash received from ADs and franchisees	$1,291	$2,851

See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

January 31, 2017 and 2016 (Unaudited)

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

Office Count

The following table shows the U.S. office activity and the number of Canadian and Company-owned offices for the 2017, 2016 and 2015 tax seasons:

	Tax Season
	2017	2016	2015

U.S. Office Locations:
Permanent Office Locations:
Operated during the prior tax season	3,960	3,764	3,663
Offices opened	172	453	397
Offices closed	(422)	(257)	(296)
Operated during the current tax season	3,710	3,960	3,764

Seasonal Office Locations:
Operated during the prior tax season	211	262	486
Offices opened	37	127	118
Offices closed	(181)	(178)	(342)
Operated during the current tax season	67	211	262

Processing Centers	46	54	43
Total U.S. Office Locations	3,823	4,225	4,069

Canada Office Locations	254	262	259

Total Office Locations	4,077	4,487	4,328

Additional Office Information:
Company-owned offices	362	310	182
Franchised offices	3,715	4,177	4,146
Total Office Locations	4,077	4,487	4,328

SiempreTax+ is operating 159 offices during the 2017 tax season compared to 144 during the 2016 season and 57 during the 2015 season. These offices include second locations opened by current franchisees in existing territories, conversions of existing Liberty Tax offices and offices opened in new territories.
Territory Sales

During the first nine months of fiscal 2017, we sold approximately 85 new territories, compared to approximately 180 during the same period in fiscal 2016 and 160 in fiscal 2015.

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
Accounting Pronouncements
In May 2016, the Company adopted Accounting Standards Update ("ASU") 2015-03, "Simplifying the Presentation of Debt Issuance Costs", which requires that debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt premiums and discounts, and ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements", which further clarifies the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU 2015-03 and ASU 2015-15 applies retrospectively and does not change the recognition and measurement requirements for debt issuance costs. The adoption of ASU 2015-03 and ASU 2015-15 resulted in the reclassification of $0.1 million of unamortized debt issuance costs related to the Company's borrowings from other assets to long-term obligations within our consolidated balance sheet as of January 31, 2017, April 30, 2016 and January 31, 2016, respectively.

In May 2016, the Company adopted ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis", which effectively eliminates the presumption that a general partner should consolidate a limited partnership, modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIE"s) or voting interest entities, and affects the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The Company has completed its evaluation and has concluded there is no material impact from the adoption of the new standard on its consolidated financial statements.

In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-09, "Improvements to Employee Share Based Payment Accounting (Topic 718)", to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard will be effective for the Company beginning with its first quarterly filing in fiscal year 2018. Early adoption is permitted, including adoption in an interim period prior to fiscal 2018. The Company is currently evaluating the impact of the adoption of this newly issued standard to its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230)", which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The update is intended to reduce the existing diversity in practice and is effective for the Company beginning with its first quarterly filing in fiscal year 2019. The Company is currently evaluating the impact of the adoption of this newly issued standard to its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments", which changes how companies will measure credit losses for most financial assets and certain other instruments that aren't measured at fair value through net income. The standard replaces the "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost (which generally will result in the earlier recognition of allowances for losses) and requires companies to record allowances for available-for-sale debt securities, rather than reduce the carrying amount. In addition, companies will have to disclose significantly more information, including information used to track credit quality by year of origination, for most financing receivables. The ASU should be applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the standard is effective. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018, and interim periods therein. The ASU is effective for the Company beginning in the first quarter of fiscal year 2021. The Company is currently evaluating the impact of the adoption of this newly issued standard to its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This new standard eliminates Step 2 from the goodwill impairment test. Instead, an entity should compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The standard will be effective for the Company in the first quarter of our fiscal year 2021. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this newly issued standard to its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” This new standard clarifies the definition of a business in order to allow for the evaluation of whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard will be effective for the Company in the first quarter of our fiscal year 2019. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this newly issued standard to its consolidated financial statements.

Foreign Operations

Canadian operations contributed $0.5 million and $0.3 million in revenues for the three months ended January 31, 2017 and 2016, respectively and $1.7 million and $1.6 million in revenues for the nine months ended January 31, 2017 and 2016.

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
Accounts and notes receivable include royalties billed that relate to territories operated by franchisees located in AD territories and a portion of those accounts and notes receivable are payable to the AD. The Company has recorded amounts payable to ADs for their share of these receivables of $13.2 million, $25.0 million, and $16.3 million at January 31, 2017, April 30, 2016 and January 31, 2016, respectively.
At January 31, 2017, the Company had unfunded lending commitments for working capital loans to franchisees and ADs of $22.3 million through the end of the current fiscal year.

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
Activity in the allowance for doubtful accounts for the three and nine months ended January 31, 2017 and 2016 was as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2017	2016	2017	2016
	(In thousands)
Balance at beginning of period	$8,991	$8,075	$8,850	$7,355
Provision for doubtful accounts	3,195	1,192	6,482	4,589
Write-offs	(1,967)	(1,883)	(5,051)	(4,461)
Foreign currency adjustment	23	(53)	(39)	(152)
Balance at end of period	$10,242	$7,331	$10,242	$7,331

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

The allowance for doubtful accounts at January 31, 2017, April 30, 2016 and January 31, 2016, was allocated as follows:

	January 31, 2017	April 30, 2016	January 31, 2016
	(In thousands)
Impaired:
Notes and interest receivable, net of unrecognized revenue	$10,012	$12,960	$6,466
Accounts receivable	6,341	7,083	4,274
Less amounts due to ADs and franchisees	(589)	(1,426)	(727)
Amounts receivable less amounts due to ADs and franchisees	$15,764	$18,617	$10,013

Allowance for doubtful accounts for impaired notes and accounts receivable	$6,814	$7,787	$3,693

Non-impaired:
Notes and interest receivable, net of unrecognized revenue	$101,766	$41,208	$123,922
Accounts receivable	56,672	42,825	55,591
Less amounts due to ADs and franchisees	(12,994)	(26,183)	(16,170)
Amounts receivable less amounts due to ADs and franchisees	$145,444	$57,850	$163,343

Allowance for doubtful accounts for non-impaired notes and accounts receivable	$3,428	$1,063	$3,638

Total:
Notes and interest receivable, net of unrecognized revenue	$111,778	$54,168	$130,388
Accounts receivable	63,013	49,908	59,865
Less amounts due to ADs and franchisees	(13,583)	(27,609)	(16,897)
Amounts receivable less amounts due to ADs and franchisees	$161,208	$76,467	$173,356

Total allowance for doubtful accounts	$10,242	$8,850	$7,331

The Company’s average investment in impaired notes receivable during the nine months ended January 31, 2017 and 2016 was $11.5 million and $8.7 million, respectively.

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
The breakdown of accounts and notes receivable past due at January 31, 2017 was as follows:

	Past due	Current	Interest receivable, net	Total receivables
	(In thousands)
Accounts receivable	$34,288	$28,725	$—	$63,013
Notes and interest receivable, net of unrecognized revenue (1)	10,253	96,324	5,201	111,778
Total accounts, notes and interest receivable	$44,541	$125,049	$5,201	$174,791
(1)    Interest receivable is shown net of an allowance for uncollectible interest of $1.8 million.

The Company’s investment in notes receivable on non-accrual status was $11.6 million, $5.5 million and $6.0 million at January 31, 2017, April 30, 2016, and January 31, 2016, respectively. Payments received on notes in non-accrual status are applied to the principal until the note is current then to interest income.

(3) Other Assets - Current and Non-current
Other current assets at January 31, 2017, April 30, 2016 and January 31, 2016 consists of the following:

	January 31, 2017	April 30, 2016	January 31, 2016
	(In thousands)
Financial products receivable	$12,991	$677	$14,483
Other current assets	10,088	5,161	6,705
Total	$23,079	$5,838	$21,188
During fiscal 2016, the Company purchased a corporate equity security for $5.0 million, which was classified as available-for-sale and reported in other non-current assets. The security was sold during the first half of fiscal 2017. A gain on the sale of $50,000 was recognized and reclassified out of accumulated other comprehensive income, net of taxes and recorded as other income.

(4) Goodwill and Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended January 31, 2017 and 2016 were as follows:

	January 31, 2017	January 31, 2016
	(In thousands)
Balance at beginning of period	$4,228	$3,377
Acquisitions of assets from franchisees and others	858	975
Disposals and foreign currency changes, net	(185)	(283)
Impairments	(90)	—
Balance at end of period	$4,811	$4,069

The impairment recorded for the nine months ended January 31, 2017 was determined using a discounted cash flow analysis.
Components of intangible assets were as follows as of January 31, 2017, April 30, 2016 and January 31, 2016:

	January 31, 2017
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Amortizable intangible assets:
Customer lists acquired from unrelated third parties	4 years	$1,027	$(546)	$481
Assets acquired from franchisees:
Customer lists	4 years	1,555	(667)	888
Reacquired rights	2 years	430	(422)	8
AD rights	10 years	26,521	(6,741)	19,780
Acquired assets pending final allocation (1)	-	1,491	—	1,491
Total intangible assets		$31,024	$(8,376)	$22,648
(1) Represents recent business acquisitions for which final purchase price allocations have not yet been determined.

	April 30, 2016
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Amortizable intangible assets:
Customer lists acquired from unrelated third parties	4 years	$1,027	$(339)	$688
Assets acquired from franchisees:
Customer lists	4 years	1,380	(500)	880
Reacquired rights	2 years	511	(482)	29
AD rights	10 years	20,218	(5,545)	14,673
Total intangible assets		$23,136	$(6,866)	$16,270

	January 31, 2016
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Amortizable intangible assets:
Customer lists acquired from unrelated third parties	4 years	$1,027	$(254)	$773
Assets acquired from franchisees:
Customer lists	4 years	1,394	(634)	760
Reacquired rights	2 years	441	(407)	34
AD rights	10 years	16,694	(5,044)	11,650
Total intangible assets		$19,556	$(6,339)	$13,217

The Company acquired $8.1 million, and $1.9 million of AD rights during the nine months ended January 31, 2017 and 2016, respectively.
During the nine months ended January 31, 2017, the Company acquired the assets of U.S. or Canadian franchisees, or third parties for $2.6 million. During the nine months ended January 31, 2016, the Company acquired the assets of U.S. and Canadian franchisees for $2.2 million. The allocation of the purchase price of assets acquired from franchisees and third parties is as follows:

	Nine Months Ended January 31,
	2017	2016
	(In thousands)
Customer lists and reacquired rights	$277	$822
Accounts receivable	—	320
Property, equipment, and software	20	40
Reacquired rights	—	—
Goodwill	858	975
Acquired assets pending final allocation	1,491	—
Total	$2,646	$2,157

(5) Assets Held For Sale
At the end of the third quarter of fiscal 2017 and 2016, assets acquired from U.S. franchisees were classified as assets held for sale. During the nine months ended January 31, 2017, the Company acquired $16.3 million in assets from U.S. franchisees and third parties that were first accounted for as business combinations, with the value allocated to customer lists and reacquired rights of $8.1 million and goodwill of $8.2 million prior to being recorded as assets held for sale. The value of assets acquired includes $2.1 million of estimated contingent consideration that is included in long-term obligations as due to former ADs and franchisees. During the nine months ended January 31, 2016, the Company acquired $11.8 million in assets from U.S. franchisees and third parties that were first accounted for as business combinations, with the value allocated to customer lists and reacquired rights of $5.2 million and goodwill of $6.3 million prior to being recorded as assets held for sale. The acquired businesses are operated as Company-owned offices until a buyer is located and a new franchise agreement is entered into.

Changes in the carrying amount of assets held for sale for the nine months ended January 31, 2017 and 2016 were as follows:

	Nine Months Ended January 31,
	2017	2016
	(In thousands)
Balance at beginning of period	$9,886	$5,160
Reacquired, acquired from third parties, and other	16,334	11,820
Dispositions and impairments	(8,671)	(5,816)
Balance at end of period	$17,549	$11,164

(6) Long-Term Obligations

The Company has a credit facility that consists of a $21.2 million term loan and a revolving credit facility that currently allows borrowing of up to $203.8 million with an accordion feature that permits the Company to request an increase in availability of up to an additional $50.0 million. Outstanding borrowings accrue interest, which is paid monthly at a rate of the one-month London Interbank Offered Rate ("LIBOR") plus a margin ranging from 1.50% to 2.25% depending on the Company’s leverage ratio. On August 18, 2016, the Company amended its credit facility, to provide for a modification of certain loan covenants to increase the Company’s leverage ratio during the third quarter of each fiscal year. The amendment makes available additional funds due to an expected delay in our cash flows from the Internal Revenue Service until at least February 15, 2017 for taxpayers who claim certain refundable tax credits.

The average interest rate paid during the nine months ended January 31, 2017 and 2016 was 2.23% and 1.84%, respectively. The indebtedness is collateralized by substantially all the assets of the Company and both loans mature on April 30, 2019 (except as to the commitments of one lender that has a small balance under the revolving credit facility, which mature on September 30, 2017).

The credit facility contains certain financial covenants that the Company must meet, including leverage and fixed-charge coverage ratios as well as minimum net worth requirements. In addition, the Company must reduce the outstanding balance under its revolving credit facility to zero for a period of at least 45 consecutive days each fiscal year. The Company was in compliance with the financial covenants at January 31, 2017.

In December 2016, the Company obtained a mortgage payable to a bank in monthly installments of principle payments plus interest at the one-month LIBOR plus 1.85% through December 2026 with a balloon payment of $0.8 million due at maturity. The mortgage is collateralized by land and building.
Long-term obligations at January 31, 2017, April 30, 2016, and January 31, 2016 consisted of the following:

	January 31, 2017	April 30, 2016	January 31, 2016
	(In thousands)
Credit Facility:
Revolver	$131,215	$—	$150,682
Term loan, net of debt issuance costs	17,391	18,884	19,667
	148,606	18,884	170,349
Due former ADs, franchisees and third parties	5,345	2,317	1,720
Mortgages	2,190	2,239	2,243
	156,141	23,440	174,312
Less: current installments	(5,688)	(5,947)	(5,220)
Long-term obligations	$150,453	$17,493	$169,092

As discussed in Note 1, the adoption of ASU 2015-03 and ASU 2015-15 resulted in the reclassification of $0.1 million of unamortized debt issuance costs related to the Company's borrowings from other assets to long-term obligations within our consolidated balance sheet for each period ended January 31, 2017, April 30, 2016 and January 31, 2016, respectively.

(7) Forward Contracts Related to Foreign Currency Exchange Rates and Cash Flow Hedge

The Company periodically enters into forward contracts to eliminate the exposure related to foreign currency fluctuations in connection with short-term advances made to its Canadian subsidiary. Foreign currency contracts with a fair value of $9,000 are included in other current assets at January 31, 2017. Foreign currency contracts with a fair value of $23,000 are included in accounts payable and accrued expenses at January 31, 2016.

In December 2016, in connection with obtaining a mortgage payable to a bank, the Company entered into an interest rate swap agreement that allows it to manage fluctuations in cash flow resulting from changes in the interest rate on the mortgage. This swap effectively changes the variable-rate of the Company's mortgage into a fixed rate of 4.12%.The Company has designated this swap agreement as a cash flow hedge. At January 31, 2017, the fair value of the interest rate swap is less than $0.1 million and is included in accounts payable and accrued expenses. The interest rate swap expires in December 2026.

(8) Income Taxes

The Company computes its provision for, or benefit from, income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adjusting for the effects of any discrete income tax items specific to the period.

(9) Stockholders’ Equity

Stockholders' Equity Activity
During the nine months ended January 31, 2017 and 2016, activity in stockholders’ equity was as follows:

	Nine Months Ended January 31,
	2017	2016
	(in thousands, except for share amounts)
Class A common stock issued from the exercise of stock options	—	132,510
Class A common stock issued from the vesting of restricted stock and as director compensation	20,725	14,293
Class B common stock converted to Class A common shares	700,000	—
Class A common stock repurchased	33,153	82,355

Proceeds from exercise of stock options	$—	$1,998
Stock-based compensation expense	1,520	1,348
Repurchase of common stock	417	1,977
Tax effect of stock option exercises	(394)	933
Dividends declared	6,670	6,629

During the nine months ended January 31, 2017, the sole holder of the Company's Class B common stock converted 700,000 of those shares to the Company's Class A common stock on a one-for-one basis and for no additional consideration.

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss at January 31, 2017, April 30, 2016 and January 31, 2016 were as follows.

	January 31, 2017	April 30, 2016	January 31, 2016
	(In thousands)
Foreign currency adjustment	$(1,660)	$(1,148)	$(2,060)
Unrealized loss on available-for-sale securities, net of taxes of $-, $324, and $208, respectively	—	(550)	(347)
Forward contracts related to foreign currency exchange rates	9	—	(23)
Unrealized loss on interest rate swap agreement, net of taxes	(22)	—	—
Total accumulated other comprehensive loss	$(1,673)	$(1,698)	$(2,430)

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
The computation of basic and diluted net income (loss) per share for the three and nine months ended January 31, 2017 and 2016 is as follows:

	Three Months Ended January 31, 2017		Three Months Ended January 31, 2016
	Class A	Class B	Class A	Class B
	Common Stock	Common Stock	Common Stock	Common Stock
	(in thousands, except for share and per share amounts)
Basic and diluted net income per share:
Numerator
Allocation of undistributed losses	$2,417	$38	$4,405	$333
Amounts allocated to participating securities:
Exchangeable shares	(174)	(3)	(319)	(24)
Net income attributable to common stockholders	$2,243	$35	$4,086	$309
Denominator
Weighted-average common stock outstanding	12,702,577	200,000	11,895,367	900,000

Basic and diluted net income per share	$0.18	$0.18	$0.34	$0.34

Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$2,243	$35	$4,086	$309
Reallocation of undistributed earnings as a result of assumed conversion of:
Class B common stock to Class A common stock	35	—	309	—
Exchangeable shares to Class A common stock	177	—	343	—
	$2,455	$35	$4,738	$309
Denominator
Number of shares used in basic computation	12,702,577	200,000	11,895,367	900,000
Weighted-average effect of dilutive securities
Class B common stock to Class A common stock	200,000	—	900,000	—
Exchangeable shares to Class A common stock	1,000,000	—	1,000,000	—
Employee stock options	21,633	311	206,989	13,504
	13,924,210	200,311	14,002,356	913,504

Diluted net income per share	$0.18	$0.17	$0.34	$0.34

Diluted net income per share above excludes the impact of shares of potential common stock from the exercise of options to purchase 1,366,871 and 492,611 shares for the three months ended January 31, 2017 and 2016, respectively, because the effect would be anti-dilutive.

	Nine Months Ended January 31, 2017		Nine Months Ended January 31, 2016
	Class A	Class B	Class A	Class B
	Common Stock	Common Stock	Common Stock	Common Stock
	(in thousands, except for share and per share amounts)
Basic and diluted net loss per share:
Numerator
Allocation of undistributed losses	$(15,955)	$(362)	$(11,965)	$(905)
Denominator
Weighted-average common stock outstanding	12,613,525	286,232	11,894,185	900,000

Basic and diluted net loss per share	$(1.26)	$(1.26)	$(1.01)	$(1.01)

As a result of the net losses for the periods shown, diluted net loss per share excludes the impact of shares of potential common stock from the exercise of options to purchase 1,277,479 and 1,073,332 shares for the nine months ended January 31, 2017 and 2016, respectively, because the effect would be anti-dilutive.

(10) Stock Compensation Plans

Stock Options

The Company has an equity and cash incentive plan, for the issuance of up to 2,500,000 shares of Class A common stock in which employees and outside directors are eligible to receive awards. At January 31, 2017, 961,588 shares of Class A common stock remain available for grant.
Stock option activity during the nine months ended January 31, 2017 was as follows:

	Number of options	Weighted average exercise price
Balance at beginning of period	1,264,562	$19.77
Granted	512,119	12.61
Exercised	—	—
Expired or forfeited	(274,150)	17.22
Balance at end of period	1,502,531	17.80

Intrinsic value is defined as the market value of the stock less the cost to exercise. There were no options exercised during the nine months ended January 31, 2017. The total intrinsic value of stock options outstanding at January 31, 2017 was $0.4 million. Stock options vest from six months to five years from the date of grant and expire from four to five years after the vesting date.
Nonvested stock options activity during the nine months ended January 31, 2017 was as follows:

	Nonvested options	Weighted average exercise price
Balance at beginning of period	389,053	$24.76
Granted	512,119	12.61
Vested	(179,054)	23.75
Forfeited	—	—
Balance at end of period	722,118	16.40

At January 31, 2017, unrecognized compensation costs related to nonvested stock options were $2.2 million. These costs are expected to be recognized through fiscal 2021.
The following table summarizes information about stock options outstanding and exercisable at January 31, 2017:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of shares outstanding	Weighted average exercise price	Weighted average remaining contractual life (in years)	Number of options exercisable	Weighted average exercise price

$10.51 - $15.00	815,852	$13.50	4.3	303,733	$15.00
16.38 - 19.75	290,876	17.90	3.2	263,876	17.94
22.18 - 29.48	330,387	25.22	4.8	177,387	24.95
33.38	65,416	33.38	4.2	35,417	33.38
	1,502,531	17.80		780,413	19.09

Restricted Stock Units

Restricted stock activity during the nine months ended January 31, 2017 was as follows:

	Number of Restricted stock units	Weighted average fair value at grant date
Balance at beginning of period	42,792	$26.10
Granted	165,454	12.62
Vested	(17,118)	24.58
Forfeited	(9,108)	31.53
Balance at end of period	182,020	13.71

At January 31, 2017, unrecognized compensation costs related to restricted stock units were $2.3 million. These costs are expected to be recognized through fiscal 2022.

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

The Company measures or monitors certain of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for those assets and liabilities for which fair value is the primary basis of accounting. Other assets and liabilities are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The following tables present, at January 31, 2017, April 30, 2016 and January 31, 2016, for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis (in thousands):

	January 31, 2017
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Recurring:
Forward contract related to foreign currency exchange rates	$9	$—	$—	$9
Nonrecurring:
Impaired accounts and notes receivable	9,539	—	—	9,539
Impaired goodwill	870	—	—	870
Total nonrecurring assets	10,409	—	—	10,409
Total recurring and nonrecurring assets	$10,418	$—	$—	$10,418

Liabilities:
Recurring:
Obligations due former ADs and franchisees	$2,052	$—	$—	$2,052
Interest rate swap agreement	36	—	—	36
Total recurring liabilities	$2,088	$—	$—	$2,088

	April 30, 2016
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Recurring:
Cash equivalents	$7,140	$7,140	$—	$—
Available-for-sale securities	4,123	4,123	—	—
Total recurring assets	11,263	11,263	—	—
Nonrecurring:
Impaired accounts and notes receivable	12,256	—	—	12,256
Impaired goodwill	63	—	—	63
Impaired reacquired rights	28	—	—	28
Impaired customer lists	34	—	—	34
Assets held for sale	9,886	—	—	9,886
Total nonrecurring assets	22,267	—	—	22,267
Total recurring and nonrecurring assets	$33,530	$11,263	$—	$22,267

	January 31, 2016
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Recurring:
Available-for-sale securities	$4,444	$4,444	$—	$—
Forward contracts related to foreign currency exchange rates	23	—	23	—
Nonrecurring:
Impaired accounts and notes receivable	7,047	—	—	7,047
Total recurring and nonrecurring assets	$11,514	$4,444	$23	$7,047

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of level 1 or 2 requiring fair value measurements for each of the nine months ended January 31, 2017 and 2016.

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

Impaired goodwill, reacquired rights, and customer lists: Goodwill, reacquired rights and customer lists associated with a Company-owned office are considered to be impaired if the net carrying amount exceeds the fair value of the underlying office. In establishing the fair value of the underlying office, consideration is given to the related net fees and marketplace transactions and when appropriate a discounted cash flow model.

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
During the three months ended January 31, 2017, the Company repurchased 30,035 shares of Class A common stock from an affiliate of a director for $0.4 million.

(13) Commitments and Contingencies

In the ordinary course of operations, the Company may become a party to legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on the Company's business, financial condition, cash flows, or results of operations.
JTH Tax, Inc. and SiempreTax LLC v. Gregory Aime, Aime Consulting, LLC, Aime Consulting, Inc. and Wolf Ventures, Inc. (Case No. 2:16-cv-279). The Company filed suit in the United States District Court for the Eastern District of Virginia against the defendants, former Company franchisees, on June 9, 2016, as amended on June 22, 2016, claiming the defendants breached the purchase and sale agreement (the “PSA”) entered between the parties on January 21, 2016 and that the defendants had failed to comply with the post termination obligations of the franchise agreements (together with the PSA, the “Aime Agreements”). The Company sought damages in an amount equal to three times the defendants’ earnings and profits, as well as injunctive relief to enforce the defendants to comply with the post termination obligations of the Aime Agreements, to be determined by the trier of fact. The Company specifically sought, in part, to enjoin the defendants from continued operation of a tax preparation business using the Company’s protected trademarks, enforcement of the non-compete provision of the Aime Agreements, and an order that the defendants assign all of the leases related to the franchised businesses to the Company. On July 1, 2016, the Magistrate Judge issued a report and recommendation finding a likelihood of success on the merits and recommending entry of the requested temporary restraining order (the “TRO”) in favor of the Company, which was adopted in part on August 3, 2016. On September 9, 2016, the defendants filed an answer and counterclaim against the Company, alleging breach of the PSA, breach of the implied covenant of good faith and fair dealing and fraud and seeking approximately $2.4 million in damages, plus future loss profits, punitive damages and other expenses.  After a three-day bench trial, on January 13, 2017, the court vacated the TRO, finding in favor of the defendants.  On February 15, 2017, the court issued its written opinion and order granting the defendants’ breach of contract and breach of the implied covenant of good faith and fair dealing claims, denying the Company’s claims against the defendants and finding certain post termination obligations to be unenforceable. Judgment was entered in favor of the defendants for approximately $2.7 million. The Company has recorded a liability for the judgment against it and a receivable for the estimated insurance recovery. The Company intends to vigorously defend its position and pursue an appeal of the judgment.

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

(14) Subsequent Events

On March 7, 2017, the Board of Directors approved a quarterly cash dividend to stockholders of $0.16 per share payable on or about April 24, 2017 to holders of record of common stock and common stock equivalents on April 12, 2017.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements concerning our business, operations, financial performance, and condition as well as our plans, objectives, and expectations for our business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, projections about our business and the industry in which we operate, and our management’s beliefs and assumptions. They are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. Factors that may cause such differences include, but are not limited to, the risks described under “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016 and other filings with the U.S. Securities and Exchange Commission ("SEC"), including:

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

Overview

We are one of the leading providers of tax preparation services in the United States and Canada, and during the current tax season, we are operating 4,077 tax offices. As measured by the number of returns prepared, we believe we are one of the largest retail preparer of individual tax returns in the both the United States and Canada. Our tax preparation services and related tax settlement products are offered primarily through franchised locations, although we operate a limited number of Company-owned offices each tax season. See Note 1 "Description of Business and Summary of Significant Accounting Policies" in the notes to Consolidated Financial Statements in our Annual Report on form 10-K for the fiscal year ended April 30, 2016, for detail of the U.S. office activity and the number of Canadian and Company-owned offices for the years ended April 30, 2016, 2015 and 2014.

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

•	Tax Preparation Fees: We earn tax preparation fees, net of discounts, directly by operating Company-owned offices and providing tax preparation services through our online tax return products.

We operate Company-owned offices, substantially all of which are held for sale. If these offices remain unsold at the start of a tax season we will operate them for the tax season with the intent of selling them to qualified franchisees the next year and as a result the number of Company-owned offices will vary from year to year. Going forward the number of company-owned offices may increase if the Company reacquires more offices from existing franchisees and does not find a suitable buyer to take over the office.

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

Results of Operations
The table below shows results of operations for the three and nine months ended January 31, 2017 and 2016.

	Three Months Ended January 31,				Nine Months Ended January 31,
			Change				Change
	2017	2016	$	%	2017	2016	$	%
(dollars in thousands)
Total revenue	$48,423	$53,621	$(5,198)	(10)%	$62,806	$69,015	$(6,209)	(9)%
Income (loss) from operations	5,105	8,968	(3,863)	(43)%	(24,856)	(18,956)	(5,900)	31%
Net income (loss)	2,455	4,738	(2,283)	(48)%	(16,317)	(12,870)	(3,447)	27%
Revenue. The table below sets forth the components and changes in our revenue for the three and nine months ended January 31, 2017 and 2016.

	Three Months Ended January 31,				Nine Months Ended January 31,
			Change				Change
	2017	2016	$	%	2017	2016	$	%
(dollars in thousands)
Franchise fees	$522	$1,011	$(489)	(48)%	$1,126	$2,526	$(1,400)	(55)%
Area Developer fees	1,001	1,363	(362)	(27)%	3,118	4,491	(1,373)	(31)%
Royalties and advertising fees	19,078	25,571	(6,493)	(25)%	21,862	28,589	(6,727)	(24)%
Financial products	18,745	17,266	1,479	9%	19,528	17,781	1,747	10%
Interest income	3,246	3,188	58	2%	8,500	7,503	997	13%
Tax preparation fees, net of discounts	3,883	3,843	40	1%	5,803	4,805	998	21%
Other revenue	1,948	1,379	569	41%	2,869	3,320	(451)	(14)%
Total revenue	$48,423	$53,621	$(5,198)	(10)%	$62,806	$69,015	$(6,209)	(9)%

For the three months ended January 31, 2017, total revenue decreased $5.2 million, or 10%, to $48.4 million compared to $53.6 million for the same period last year. Royalties and advertising fees decreased $6.5 million, or 25% to $19.1 million compared to $25.6 million for the same period in the prior year largely due to a reduction in the number of tax returns filed by our franchisees. Franchise fees decreased $0.5 million due to fewer new territory sales and a reduction of Area Developer fees of $0.4 million as a result of prior year sales that have now been fully recognized over the life of the original agreements. The decreases were partially offset by an increase of $1.5 million in financial products primarily related to an increase in the volume and price of refund advance loans originated, partially offset by a decrease in the number of refund transfer products processed as a result of the reduction in the number of tax returns filed. In addition, other revenues increased $0.6 million.

For the nine months ended January 31, 2017, total revenue decreased $6.2 million, or 9%, to $62.8 million compared to $69.0 million in the comparable prior year period. The decrease was due primarily to a reduction in royalties and advertising fees of $6.7 million resulting from a decrease in the number of tax returns filed by our franchisees; a decrease in franchise fees of $1.4 million largely due to fewer new territory sales and a decline in Area Developer fees of $1.4 million as a result of revenue from prior year sales that have now been fully recognized over the life of the original agreements. These decreases were partially offset by an increase in financial products of $1.7 million primarily related to an increase in the volume and price of refund advance loans originated, partially offset by a decrease in the number of refund transfer products processed resulting from the reduction in the number of tax returns filed; an increase in tax preparation fees, net of discounts of $1.0 million related to an increase in the number of Company-owned offices operated in fiscal 2017 compared to fiscal 2016, as well as an increase in interest income of $1.0 million.

Operating expenses.    The table below details the amounts and changes in our operating expenses for the three and nine months ended January 31, 2017 and 2016.

	Three Months Ended January 31,				Nine Months Ended January 31,
			Change				Change
	2017	2016	$	%	2017	2016	$	%
(dollars in thousands)
Employee compensation and benefits	$11,240	$11,638	$(398)	(3)%	$29,836	$28,454	$1,382	5%
Selling, general, and administrative expenses	18,193	12,585	5,608	45%	35,679	29,097	6,582	23%
Area Developer expense	5,958	9,340	(3,382)	(36)%	6,979	10,722	(3,743)	(35)%
Advertising expense	5,424	8,972	(3,548)	(40)%	8,838	14,072	(5,234)	(37)%
Depreciation, amortization, and impairment charges	2,503	2,118	385	18%	6,330	5,626	704	13%
Total operating expenses	$43,318	$44,653	$(1,335)	(3)%	$87,662	$87,971	$(309)	—%

For the three months ended January 31, 2017, total operating expenses decreased $1.3 million to $43.3 million compared to $44.7 million in the comparable prior year period. The decrease in operating expenses primarily relates to a decrease in advertising expense of $3.5 million related to the slower start to the 2017 tax season and expense management, as well as a decrease in Area Developer expense of $3.4 million resulting from a decrease in the number of tax returns filed and the associated decline in royalty fees along with the Company’s acquisition of several Area Developer rights during the three months ended January 31, 2017, which lowered the number of offices located within an Area Developer’s territory. The decreases were partially offset by an increase in selling, general, and administrative expenses of $5.6 million primarily resulting from higher fees associated with financial products of $2.9 million; $2.0 million of higher bad debt expense resulting from franchisee terminations; $0.2 million of Compliance Task Force and related costs.

For the nine months ended January 31, 2017, total operating expenses decreased $0.3 million to $87.7 million compared to $88.0 million in the comparable prior year period. The decrease is due to lower advertising expense of $5.2 million related to the slower start to the 2017 tax season and expense management and; a decrease in Area Developer expense of $3.7 million resulting from a decrease in the number of tax returns filed and the associated decline in royalty fees along with the Company’s acquisition of several Area Developer rights during the three months ended January 31, 2017, which lowered the number of offices located within an Area Developer’s territory. The decreases were partially offset by an increase in selling, general, and administrative expenses of $6.6 million primarily resulting from higher fees associated with financial products of $3.0 million; $1.9 million of higher bad debt expense resulting from franchisee terminations; $1.7 million of increase due to an increase in the number of Company-owned offices operated in fiscal 2017 compared to fiscal 2016.

Income tax benefit. We recorded income tax benefits with effective rates of 40.7% and 39.3% during the three and nine months ended January 31, 2017, respectively, and 42.6% and 37.5% during the three and nine months ended January 31, 2016, respectively. Due to the seasonal nature of our business, we expect any losses that we incur through the first eight months of each fiscal year will be more than offset by the results of the last four months of the fiscal year.

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

Credit facility. Our credit facility consists of a term loan and a revolving credit facility that currently allows borrowing of up to $203.8 million with an accordion feature that permits the Company to request an increase in availability of up to an additional $50.0 million. On August 18, 2016, we amended our credit facility to provide for a modification of one of our financial covenants thereby increasing our leverage ratio from 4.5:1 to 5.5:1 as of the end of the third quarter of each fiscal year.  The amendment makes available additional funds due to an expected delay in our cash flows from the Internal Revenue Service ("IRS") until at least February 15, 2017 for taxpayers who claim certain refundable credits.

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

We were in compliance with our financial covenants as of January 31, 2017.

Franchisee lending and potential exposure to credit loss.  At January 31, 2017, our total balance of loans to franchisees and ADs for working capital and equipment loans, representing cash amounts we had advanced to the franchisees and ADs, was $72.1 million. In addition, at that date, our franchisees and ADs together owed us $102.7 million, net of unrecognized revenue of $35.4 million, for amounts representing the unpaid purchase price for franchise territories or areas comprising clusters of territories and other amounts owed to us for royalties and other amounts for which our franchisees and ADs had outstanding payment obligations.

Our actual exposure to potential credit loss associated with franchisee loans is less than the aggregate amount of those loans because a significant portion of those loans are to franchisees located within AD areas, where our AD is ultimately entitled to a substantial portion of the franchise fee and royalty revenues represented by some of these loans. For this reason, the amount of indebtedness of franchisees to us is effectively offset in part by our related payable obligation to ADs in respect of franchise fees and royalties. As of January 31, 2017, the total indebtedness of franchisees to us where the franchisee is located in an AD area was $109.8 million, of which $13.2 million of that indebtedness represents amounts ultimately payable to ADs as their share of franchise fees and royalties once cash is received.

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

 The unpaid amounts owed to us from our ADs and franchisees are collateralized by the underlying franchise or area and, when the franchise or area owner is an entity, are generally guaranteed by the related owners of the respective entity. Accordingly, to the extent a franchisee or AD does not satisfy its payment obligations to us, we may repossess the underlying franchise or area in order to resell it in the future. At January 31, 2017, we had an investment in impaired accounts and notes receivable and related interest receivable of approximately $15.8 million. We consider accounts and notes receivable to be impaired if the amounts due exceed the fair value of the underlying franchise and estimate an allowance for doubtful accounts based on that excess. Amounts due include the recorded value of the accounts and notes receivable reduced by the allowance for uncollected interest, amounts due to ADs for their portion of franchisee receivables, any related unrecognized revenue and amounts owed to the franchisee or AD by us. In establishing the fair value of the underlying franchise, we consider net fees of open territories and the number of unopened territories. At January 31, 2017, we have recorded an allowance for doubtful accounts for impaired accounts and notes receivable of $6.8 million. There were no significant concentrations of credit risk with any individual franchisee or AD as of January 31, 2017. We believe our allowance for doubtful accounts as of January 31, 2017 is adequate for our existing loss exposure. We closely monitor the performance of our franchisees and ADs and will adjust our allowances as appropriate if we determine the existing allowances are inadequate to cover estimated losses.

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

Sources and uses of cash

Operating activities. In the first nine months of fiscal 2017, we used $6.2 million less cash in our operating activities compared to the same period in fiscal 2016. This decrease is primarily due to payments in the prior year period of $8.3 million related to the class action litigation cases which did not recur in the nine months ended January 31, 2017 partially offset by an increase an increase in income taxes paid of $2.7 million.

Investing activities. In the first nine months of fiscal 2017, we utilized $27.1 million less in cash for investing activities compared to the same period in fiscal 2016. This decrease is primarily due to a decrease in operating loans, net of repayments, of $18.7 million, as well as a decrease of $10.0 million resulting from the purchase of securities held for sale in the nine months ended January 31, 2016 and the subsequent sale of those securities in the nine months ended January 31, 2017.

Financing activities. In the first nine months of fiscal 2017, cash from financing activities decreased $20.4 million compared to the same period in fiscal 2016, largely due to a $19.5 million decrease in net borrowings under our revolving facility.

Future cash needs and capital requirements

Operating cash flow needs. We believe our credit facility entered into on April 30, 2012, as amended, will be sufficient to support our cash flow needs for the foreseeable future. At January 31, 2017, using the leverage ratio applicable under our loan covenants at the end of the quarter, our maximum unused borrowing capacity was $70.7 million.

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

Several factors could affect our cash flow in future periods, including the following:

•	the delay by the IRS to issue refunds to taxpayers who claim the Earned Income Tax Credit or the Child Tax Credit;

•	the extent to which we extend operating financing to our franchisees and ADs and the extent that our franchisees and ADs repay their notes to us;

•	the extent and timing of capital expenditures;

•	the cash flow effect of stock option exercises and the extent to which we engage in stock repurchases;

•	our ability to generate fee and other income related to tax settlement products in light of regulatory pressures on us and our business partners;

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

Effect of our credit facility covenants on our future performance. Our credit facility, which matures on April 30, 2019, imposes several restrictive covenants, including a covenant that requires us to maintain a leverage ratio of not more than 5.5:1 at the end of each fiscal quarter ending January 31 and a leverage ratio of not more than 3.0:1 at the end of each other fiscal quarter. The higher permitted leverage ratio at the end of the January 31 quarter reflects the fact that as of that date, we have typically extended significant credit to our franchisees for working capital and other needs that is not reflected in repayments received from our franchisees until the period beginning in February each year. At January 31, 2017, our leverage ratio was 3.8:1.

We continue to be obligated under our credit facility to satisfy a fixed charge coverage ratio test, which requires that ratio to be not less than 1.50:1 at the end of every fiscal quarter. At January 31, 2017, our fixed charge coverage ratio was 3.7:1.

We were in compliance with the ratio tests described in this section as of January 31, 2017. We expect to be able to manage our cash flow and our operating activities in such a manner that we will continue to be able to satisfy our obligations under the credit facility for the remainder of the term of that facility.

Non-GAAP Financial Information. We report our financial results in accordance with generally accepted accounting principles in the U.S. ("GAAP"); however, we believe that earnings before interest, taxes, depreciation, amortization and impairment ("EBITDA") and non-GAAP results should be evaluated, in addition to, and not as an alternative for, net income (loss), as determined in accordance with GAAP. We consider our non-GAAP financial results to be a useful metric for management and investors to evaluate and compare current year results with prior periods. Because not all companies use the same calculations, our definition of EBITDA may not be comparable to similarly titled figures from other companies. In addition, when evaluating non-GAAP results, we exclude certain items that are not considered to be part of future operating results. Descriptions of the items which are excluded are as follows:

•
Executive severance, including stock-based compensation: We exclude from our non-GAAP financial measures cash and non-cash stock-based compensation and perquisites associated with the separation of employment with executives of the Company.

•
Compliance Task Force and related costs: We exclude from our non-GAAP financial measures third-party expenses we incur related to our Compliance Task Force, which we established in fiscal 2016 to examine and prevent non-compliance, fraud and other misconduct among our franchisees and employees. These expenses include professional and legal fees.

•	Gain on available-for-sale securities: We exclude from our non-GAAP financial measures gains and losses we record when we sell equity securities and other investments.

The following is a reconciliation of EBITDA to GAAP Net income (loss):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Net income (loss) - as reported	$2,455	$4,738	$(16,317)	$(12,870)
Add back:
Interest expense	977	705	2,053	1,592
Income tax expense (benefit)	1,688	3,511	(10,552)	(7,717)
Depreciation, amortization, and impairment charges	2,503	2,118	6,330	5,626
Total Adjustments	5,168	6,334	(2,169)	(499)
EBITDA	$7,623	$11,072	$(18,486)	$(13,369)

The following is a reconciliation of our non-GAAP financial measures to the most comparable GAAP financial measures. Amounts may not add or recalculate due to rounding.

Three Months Ended January 31, 2017
(in thousands except per share data)
	Revenues	Operating Expenses	Income from Operations	EBITDA	Income before Income Taxes	Net Income	Diluted EPS
As Reported	$48,423	$43,318	$5,105	$7,623	$4,143	$2,455	$0.18

Adjustments: (1)
Compliance Task Force and related costs	—	(249)	249	249	249	148	0.01
Total adjustments	—	(249)	249	249	249	148	0.01
Non-GAAP	$48,423	$43,069	$5,354	$7,872	$4,392	$2,603	$0.19

Three Months Ended January 31, 2016
(in thousands except per share data)
	Revenues	Operating Expenses	Income from Operations	EBITDA	Income before Income Taxes	Net Income	Diluted EPS
As Reported	$53,621	$44,653	$8,968	$11,072	$8,249	$4,738	$0.34

Adjustments:
No adjustments for this period	—	—	—	—	—	—	—
Total adjustments	—	—	—	—	—	—	—
Non-GAAP	$53,621	$44,653	$8,968	$11,072	$8,249	$4,738	$0.34

(1)    The net income impact of the adjustments is calculated using the effective tax rate for the period.

Nine Months Ended January 31, 2017
(in thousands except per share data)
	Revenues	Operating Expenses	Loss from Operations	EBITDA	Loss before Income Taxes	Net Loss	Basic and Diluted EPS
As Reported	$62,806	$87,662	$(24,856)	$(18,486)	$(26,869)	$(16,317)	$(1.26)

Adjustments: (1)
Executive severance, including stock-based compensation	—	(877)	877	877	877	533	0.04
Compliance Task Force and related costs	—	(1,063)	1,063	1,063	1,063	646	0.05
Gain on available-for-sale securities	—	—	—	(50)	(50)	(30)	—
Total adjustments	—	(1,940)	1,940	1,890	1,890	1,149	0.09
Non-GAAP	$62,806	$85,722	$(22,916)	$(16,596)	$(24,979)	$(15,168)	$(1.17)

Nine Months Ended January 31, 2016
(in thousands except per share data)
	Revenues	Operating Expenses	Loss from Operations	EBITDA	Loss before Income Taxes	Net Loss	Basic and Diluted EPS
As Reported	$69,015	$87,971	$(18,956)	$(13,369)	$(20,587)	$(12,870)	$(1.01)

Adjustments: (1)
Executive severance, including stock-based compensation	—	(413)	413	413	413	258	0.02
Total adjustments	—	(413)	413	413	413	258	0.02
Non-GAAP	$69,015	$87,558	$(18,543)	$(12,956)	$(20,174)	$(12,612)	$(0.99)

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

Off Balance Sheet Arrangements

We enter into forward contracts to eliminate exposure related to foreign currency fluctuations in connection with short-term advances we make to our Canadian subsidiary during the tax season. At January 31, 2017, the fair value of the forward contracts outstanding was less than $0.1 million, included in other current assets.

We are a party to an interest rate swap agreement that allows us to manage fluctuations in cash flow resulting from changes in the interest rate on our variable rate mortgage. This swap effectively changes the variable-rate of our mortgage into a fixed rate of 4.12%. At January 31, 2017, the fair value of our interest rate swap was a liability of less than $0.1 million and was included in accounts payable and accrued expenses. The interest rate swap expires in December 2026.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks from those reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016.

ITEM 4
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of January 31, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2017, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.
Changes in Internal Control over Financial Reporting

During our most recent fiscal quarter ended January 31, 2017, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1
LEGAL PROCEEDINGS

In the ordinary course of operations, we may become a party to legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on our business, financial condition, cash flows, or results of operations.
JTH Tax, Inc. and SiempreTax LLC v. Gregory Aime, Aime Consulting, LLC, Aime Consulting, Inc. and Wolf Ventures, Inc. (Case No. 2:16-cv-279). We filed suit in the United States District Court for the Eastern District of Virginia against the defendants, former Company franchisees, on June 9, 2016, as amended on June 22, 2016, claiming the defendants breached the purchase and sale agreement (the “PSA”) entered between the parties on January 21, 2016 and that the defendants had failed to comply with the post termination obligations of the franchise agreements (together with the PSA, the “Aime Agreements”). We sought damages in an amount equal to three times the defendants’ earnings and profits, as well as injunctive relief to enforce the defendants to comply with the post termination obligations of the Aime Agreements, to be determined by the trier of fact. We specifically sought, in part, to enjoin the defendants from continued operation of a tax preparation business using the our protected trademarks, enforcement of the non-compete provision of the Aime Agreements, and an order that the defendants assign all of the leases related to the franchised businesses to us. On July 1, 2016, the Magistrate Judge issued a report and recommendation finding a likelihood of success on the merits and recommending entry of the requested temporary restraining order (the “TRO”) in our favor, which was adopted in part on August 3, 2016. On September 9, 2016, the defendants filed an answer and counterclaim against us, alleging breach of the PSA, breach of the implied covenant of good faith and fair dealing and fraud and seeking approximately $2.4 million in damages, plus future loss profits, punitive damages and other expenses.  After a three-day bench trial, on January 13, 2017, the court vacated the TRO, finding in favor of the defendants.  On February 15, 2017, the court issued its written opinion and order granting the defendants’ breach of contract and breach of the implied covenant of good faith and fair dealing claims, denying our claims against the defendants and finding certain post termination obligations to be unenforceable. Judgment was entered in favor of the defendants for approximately $2.7 million. We have recorded a liability for the judgment against us and a receivable for the estimated insurance recovery. We intend to vigorously defend our position and pursue an appeal of the judgment.
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

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuances of unregistered securities during the three months ended January 31, 2017.

SHARE REPURCHASES

Our Board of Directors has authorized up to $10 million for share repurchases, which was increased $3.2 million on June 10, 2016. This authorization has no specific expiration date and cash proceeds from stock option exercises increase the amount of the authorization. In addition, the Board of Directors authorized an Area Developer repurchase program which reduces the amount of the share repurchase authorization on a dollar for dollar basis. Shares repurchased from option exercises and RSUs vesting that are net-share settled by us and shares repurchased in privately negotiated transactions are not considered share repurchases under this authorization.

During the three months ended January 31, 2017, we repurchased shares of Class A common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares that may yet be Purchased Under the Plan as of Month End (in thousands) (2)
November 1, 2016 through November 30, 2016	—	—	—	10,000
December 1, 2016 through December 31, 2016	—	—	—	10,000
January 1, 2017 through January 31, 2017 (1)	30,035	12.58	—	8,493
Total	30,035		—

(1)    Repurchased in privately negotiated transaction with a director.
(2)    As part of the Area Developer repurchase auction program, the Company expended $1.5 million during the quarter.

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

Liberty Tax, Inc. (Registrant)

March 9, 2017	By:	/s/ John T. Hewitt
John T. Hewitt Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

March 9, 2017	By:	/s/ Kathleen E. Donovan
Kathleen E. Donovan Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

31.1	Certification of Chief Executive Officer	X

31.2	Certification of Chief Financial Officer	X

32.1(1)	Section 1350 Certification (Chief Executive Officer)	X

32.2(1)	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

(1) This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.