Form 10-K
period 2017-04-30
Liberty Tax, Inc.
filed 2017-07-07
CIK 1528930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended April 30, 2017

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
None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐    NO ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. YES ☐    NO ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒    NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
 Emerging growth company ☒
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒
The aggregate market value of the shares of Class A common stock held by non-affiliates of the registrant computed based on the last reported sale price of $11.85 on October 31, 2016 was $102,079,574.
The number of shares of the registrant's Class A common stock outstanding as of July 3, 2017 was 12,682,550.
The number of shares of the registrant's Class B common stock outstanding as of July 3, 2017 was 200,000.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report contains forward-looking statements concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for our business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as "aim," "anticipate," "assume," "believe," "could," "due," "estimate," "expect," "goal," "intend," "may," "objective," "plan," "predict," "potential," "positioned," "should," "target," "will," "would," and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and our management's beliefs and assumptions. They are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this annual report may turn out to be inaccurate. Factors that may cause such differences include, but are not limited to, the risks described under "Item 1A—Risk Factors," including:

•	our inability to grow on a sustainable basis;

•	the seasonality of our business;

•	the continued service of our senior management team and our ability to attract additional talent;

•	our inability to secure reliable sources of the tax settlement products we make available to our customers;

•	government regulation and oversight, including the regulation of tax preparers or settlement products such as refund transfers and loan settlement products;

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
Financial Information about Segments
The majority of our revenue is earned through our United States operations; however, during our fiscal years 2017, 2016, and 2015, we earned $7.0 million, $7.0 million, and $6.9 million, respectively, from our Canadian operations. Due to the similarity in the nature of products and services, production process, type of customer, distribution methods, future prospects, and regulatory environment, we combine our United States operations and our Canadian operations into one reportable segment.
Our Business
We are one of the leading providers of tax preparation services in the United States and Canada. Although we operate a limited number of Company-owned offices each tax season, our tax preparation services and related tax settlement products are offered primarily through franchised locations. The majority of our offices are operated under the Liberty Tax Service or SiempreTax+ brands. We also provide an online digital Do-It-Yourself ("DIY") tax program in the United States.
Our business involves providing retail federal and state income tax preparation services and related tax settlement products in the United States and Canada. Our focus is on growing the number of Liberty Tax and SiempreTax+ offices, increasing the number of tax returns prepared by those offices, and enhancing profitability by offering services and products that continue to build both brands.
The tax return preparation market is divided into two primary distinct sectors: paid tax preparation and DIY preparation. Approximately 58% of U.S. e-filed returns during the 2017 tax season were prepared by paid preparers. Through our franchise and Company-owned offices, we offer tax preparation services and related financial products to our tax customers. The services and products are designed to provide streamlined tax preparation services for taxpayers who, for reasons of complexity, convenience, or the need for prompt tax refunds, seek assisted tax preparation services. In the 2017 tax season, we and our franchisees accounted for 1.7 million tax returns filed through our U.S. retail offices, 0.4 million through our Canadian retail offices, and 0.1 million through our online tax programs.
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
We believe the growing Hispanic population in the United States presents an opportunity for growth for tax preparers who are able to successfully target those potential customers with tax and related services that serve the unique needs of the Hispanic community. For that reason, during fiscal 2015 we launched a new franchised tax brand, SiempreTax+, which operated 159 offices during the 2017 tax season. We expect this brand to continue to grow, and we are working with our franchisees to develop additional non-tax service offerings in these offices that will attract customers to the brand. Moreover, we anticipate that any immigration reform, whether enacted through executive action or by Congress, will continue to increase the number of Hispanic filers.
Our Franchise Model
We rely on a franchise model for our growth. Although our competitors rely on a mix of franchise locations and Company-owned offices or operate a majority of Company-owned offices, we have historically operated relatively few

Company-owned stores and have determined that we can best grow our Company by increasing our franchisee base, and the number of offices operated by franchisees. Under our franchise model, we are able to focus on marketing, franchisee coaching and support, financial product development and other initiatives that drive our overall success. In addition, our franchise model allows us to grow our tax system with minimal capital expenditures or fixed cost investments.
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
Upon the launch of our new SiempreTax+ brand, we made clear to franchisees who owned existing territories that they could have rights to operate both brands within those territories, and that they would be permitted to open offices of both brands, in their existing territories, if they determined that the territory would support both a Liberty Tax office and a SiempreTax+ office. Our franchisees may also be permitted to sell rights to one brand in their territory while retaining rights to the other brand. During fiscal 2015, we also began to sell the rights to our two brands separately in undeveloped territories while we retained the territory boundaries that existed before the launch of our second brand.
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
Our franchise agreements. Under the terms of our standard franchise agreement, each franchisee receives the right to operate a tax return preparation business under the Liberty Tax Service brand and/or SiempreTax+ brand within a designated geographic area. Similarly, our agreements with ADs permit ADs to market franchise territories within a designated multi-territory area. Franchise agreements have an initial term of five years and are renewable. The agreements impose various performance requirements on franchisees, require franchisees to use our proprietary software and equipment designated by us, and obligate our franchisees to operate in their offices in accordance with standards we establish. These standards include specified in-season and out-of-season opening hours, criteria for the location of franchise offices, requirements related to tax preparers and other office employees, and minimum performance standards. Our agreements also require our franchisees to comply with applicable state and federal legal requirements. Although we do not control and are not responsible for any compliance issues that could be caused by our franchisees or their tax preparers, we provide guidance to our franchisees regarding their compliance obligations, including the provision of standard advertising templates, training materials that include detailed compliance information, and systems that alert them to unusual activity. We also use a variety of means in an attempt to identify potential franchise and tax law compliance issues and require franchisees to address any concerns, including the continued enhancement of a Compliance Department which helps to examine and prevent non-compliance, fraud and other misconduct among our franchisees and employees.
Each year, we terminate a number of franchisees and other franchisees voluntarily relinquish their territories, sometimes in exchange for our forbearance on the remaining indebtedness owed to us in connection with the franchise territory. In order to protect our competitive position, we regularly take actions to enforce the non-competition obligations and restrictions regarding customer lists and our trademarks and service marks contained in our franchise agreements.
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
Company-owned offices. We intentially operate relatively few Company-owned offices. During the 2017 tax season we operated 362 Company-owned offices in the U.S. and Canada, 41 of which were seasonal offices. We focus primarily on growing through the opening of new franchise locations, and most of the Company-owned offices we operate in a given tax season are offices that have been previously owned by former franchisees who have ceased operations or failed to meet our performance standards. Rather than close offices that we believe have the potential to be successful, we attempt to resell these offices, and when we fail to do so before the beginning of a tax season, we may operate them as Company-owned offices until we can resell them at a later time. In future periods, the number of Company-owned offices may increase if the Company reacquires more offices from existing franchisees and does not find suitable buyers to take over the office prior to the start of the tax season. For this reason, the number of offices we operate as Company-owned offices may change substantially from season to season.
Franchise fees and royalties. Franchisees presently have several options for acquiring a new undeveloped territory. The typical franchise fee for a Liberty Tax franchise is $40,000 and the fee starts at $25,000 for the SiempreTax+ franchise. We often offer special financing programs. Our franchise agreement requires franchisees to pay us a base royalty equal to 14% of the franchisee's tax preparation revenue, subject to certain specified minimums. Franchisees are also required to pay us an advertising fee of 5% of their tax preparation revenue.
Franchisee loans. We provide a substantial amount of lending to our franchisees and ADs. In addition to allowing franchisees to finance a portion of their franchise fees, which they pay over time, we also offer our franchisees working capital loans to fund their operations.
This indebtedness generally takes one of the following forms:

•
The unpaid portion of franchise and AD fees, which does not represent a cash advance by us to the franchisee or AD, but a financing of the franchise or AD fee, generally payable over four years for territory franchise fees and six years for AD fees.

•	Amounts due to us in connection with the purchase of a Company-owned office. The notes for these amounts are generally payable over five years following the acquisition.

•	Annual working capital loans made available to qualified franchisees between May 1 and January 31 each year, which are repayable to us generally by the end of February.
Fee intercept. We have the ability to collect these amounts from our franchisees through a "fee intercept" mechanism. Our franchise agreement allows us to obtain repayment of amounts due to us from our franchisees through an electronic fee intercept program before our franchisees receive the net proceeds from tax preparation and other fees they have charged to their customers who have received a tax settlement product. Therefore, we are able to reduce the nonpayment risk associated with amounts outstanding from franchisees by obtaining direct electronic payment in the ordinary course throughout the tax season. Our credit risk associated with amounts outstanding from ADs is also mitigated by our electronic fee intercept program, which enables us to obtain repayments of amounts that would otherwise flow through to ADs as their share of franchise fee and royalty payments, to the extent of an AD's indebtedness to us.
Tax software. Our current proprietary tax software programs offer an interactive question-and-answer format that is easy for our retail office tax preparers to use, facilitating tax preparer training. A substantial number of changes are made each year to federal and state tax laws, regulations, and forms that require us to expend substantial resources every year to develop and maintain tax preparation software. We also offer an online digital DIY tax software in the United States.
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
A refund transfer product involves direct deposit of the customer's tax refund into a newly established temporary bank account in the customer's name that we establish with one of our banking partners that have contracted with one of our subsidiaries, JTH Financial, LLC ("JTH Financial"). The balance of the customer’s refund, after payment of tax preparation and other fees will be delivered to the customer by paper check, prepaid card or a direct deposit into a customer’s existing bank account. When the prepaid card option is elected, the card is issued through one of our financial product partners and is branded with the Liberty Tax logo. When we deliver a physical refund check to a customer, we are generally able to print the check in one of our retail tax offices on check stock paper within a matter of hours after the electronic deposit of the customer's refund has been made to the customer's temporary account. We also enter into check-cashing arrangements with a number of retail establishments, which facilitate the ability of our customers to monetize their check even when they do not have traditional banking relationships.
We believe the continued availability of refund transfers will enable us to continue to offer an adequate mix of tax settlement products to our customers. The number of customers in our U.S. offices receiving our refund transfer products, which we call our "attachment rate," has varied from 47.6% for the 2017 tax season compared to 49.2% for the 2016 tax season and 49.7% for the 2015 tax season.
Refund-based loans. During the past two seasons, we partnered with banks to make available a refund-based loan to customers ("Refund Advance"). Approved customers were charged no fees or interest on the Refund Advance. There were no additional requirements for the customer to pay for any additional products, such as a refund transfer, to receive a Refund Advance.
Online Tax Preparation
Although online tax preparation, through our digital online tax services, represents a small portion of tax returns prepared and associated revenue, we believe there is a market for customers who wish to prepare their own tax returns using moderately priced online tax preparation products, and the continued availability of these products may be a part of our long-term growth, particularly if we are able to successfully integrate our online and retail tax services.
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
Seasonality
The tax return preparation business is highly seasonal, and we historically generate most of our revenues during the period from January 1 through April 30. For example, in fiscal 2017 and 2016, we earned 28% and 31% of our revenues during our fiscal third quarter ended January 31, respectively, and 92% and 91% of our revenues during the combined fiscal third and fourth quarters of 2017 and 2016, respectively. We generally operate at a loss during the period from May 1 through December 31, during which we incur costs associated with preparing for the upcoming tax season.
Available Financing
We use our available financing to fund operations between tax seasons and have minimal outstanding indebtedness at the end of each fiscal year. At April 30, 2017 and 2016, for example, we had no outstanding balance under our revolving credit facility. Our term loan had outstanding balances of $17.5 million and $18.9 million at April 30, 2017 and 2016, respectively.
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
We also face increased competitive challenges from the online and software self preparer market, including the Free File Alliance ("FFA"), a consortium of the IRS and online preparation services that provides free online tax return preparation, and from volunteer and certain state organizations that prepare tax returns at no cost for low-income and other qualified taxpayers. Our ability to compete in the tax return preparation business depends on our product mix, price for services, customer service, the specific site locations of our offices, local economic conditions, quality of on-site office management, the ability to file tax returns electronically with the IRS, and the availability of tax settlement products to offer to our customers.
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
Although we acquired the customer lists of two other online tax providers before the 2013 and 2014 tax seasons, the substantial advertising resources of our largest online tax competitors places us at a substantial disadvantage in this very competitive segment of the tax preparation market. During fiscal 2015, we recognized a portion of the purchase prices of those previously acquired customer lists as impaired, and we do not have any present plans for further growth of our online business through acquisition, unless a compelling strategic opportunity presents itself. We did not record an impairment related to the online tax preparation business in either fiscal 2016 or 2017.
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
During fiscal 2016, the United States Department of Justice (“DOJ”) announced two law suits against certain of our former larger franchisees and two lawsuits against then-existing franchisees. Allegations involved claims of fraudulent tax preparation. We were not named as a defendant in these suits, which concluded in fiscal 2017. Further, in fiscal 2017, the state of Maryland, Office of the Comptroller suspended the processing of electronic and paper returns of one franchisee who owned two offices in that state. We retained outside counsel to conduct internal reviews (the “Internal Review”) of our compliance practices, policies and procedures in connection with tax return preparation activities. The Internal Review’s examination made certain recommendations, many of which have been implemented including enhanced monitoring tools and increased training of franchisees and their preparers. We have continued to actively cooperate with the applicable government authorities in connection with their investigations and to enhance our Compliance Department to examine and prevent non-compliance, fraud and other misconduct among our franchisees and their employees.
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
Financial privacy regulation. The Gramm-Leach-Bliley Act and related FTC regulations require income tax return preparers to adopt and disclose customer privacy policies and provide customers a reasonable opportunity to opt-out of having personal information disclosed to unaffiliated third parties for marketing purposes. Some states have adopted or proposed stricter opt-in requirements in connection with use or disclosure of consumer information. Federal and state law also requires us and our franchisees to safeguard the privacy and security of our customers' data, including financial information, to prevent the compromise or breach of our security that would result in the unauthorized release of customer data. Breaches of information security that affect us or our franchisees require compliance with customer notification requirements imposed at the state and local level, and in addition, may subject us to regulatory review by the FTC and other federal and state agencies. For example, in connection with a burglary that occurred at a single franchise office, both we and the affected franchisee have been required to respond to a document request issued by the FTC. Additional restrictions on disclosure are imposed by the IRS, which prohibits the use or disclosure by tax preparers of income tax return information without the prior written consent of the taxpayer. The IRS may continue to consider further regulations concerning disclosures or uses of tax return information.
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
Employees
As of April 30, 2017, we employed 1,498 employees, consisting of 501 employees in our corporate operations, primarily located in Virginia Beach, Virginia and 997 employees at our Company-owned offices. Many of our employees are seasonal and, by contrast, we had 652 corporate employees and 1,514 employees at our Company-owned offices as of February 29, 2017. As of May 31, 2017, we employed 372 corporate employees and 339 employees at our Company-owned offices. We consider our relationships with our employees to be good.
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
Risks Related to Our Business

Because much of our growth has been achieved through rapidly opening new offices, we may not achieve the same level of growth in revenues and profits in future years.
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
In the United States, 30% of our revenue during our 2017 fiscal year was directly derived from our facilitation of the sale of financial products provided to our customers by financial institutions and providers, and we believe that percentage may grow in future tax seasons. Our tax return preparation business is also, to some extent, dependent on our ability to facilitate the sale of these products, because our customers are often attracted to our business by the expectation that these products will be available. Financial products that monetize future tax refunds are specialized financial products, and if our arrangements with the financial institutions and other partners that provide our tax settlement products were to terminate and we were unable to secure an alternative relationship on acceptable terms, or at all, our financial results could be materially adversely affected. In addition, any changes in our contractual terms with these financial institutions and other partners that result in a reduction in our fee income, if not offset by customer growth associated with lower fees, could adversely affect our profitability. See "—Risks Related to Regulation of Our Industry—We may be unsuccessful in litigation that characterizes refund transfer products as loans, which could subject us to damages and additional regulation, and which could adversely affect our ability to offer tax settlement products and have a material adverse effect on our operations and financial results."
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
The tax return preparation industry is characterized by intense competition. We compete with H&R Block, which is larger and more widely recognized than us, and with other national and regional tax services and smaller independent tax return preparation services, small franchisors, regional tax return preparation businesses, accounting firms, and financial service institutions that prepare tax returns as part of their business. Additionally, we believe that many taxpayers in our target market prepare their own returns. The availability of these alternative options may reduce demand for our products and limit the fees our franchisees can charge, and competitors may develop or offer more attractive or lower cost products and services than ours, which could erode our consumer base.
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
Historically, almost all Liberty Tax offices have been owned by franchisees, and most of the Company-owned offices we have operated during a tax season have been offices previously operated by former franchisees. For the 2017 tax season, we operated a total of 362 Company-owned offices. Our Company-owned offices may be less successful than our typical franchisee-owned offices because they often represent offices transitioned from a less successful franchisee. For this reason, we are not able to obtain the continuity of staffing in Company-owned offices that we expect to experience in our franchisee-owned offices. As part of our business strategy, we may also take back offices previously operated by franchisees who have elected to exit the system and these offices may face operational and financial challenges which could negatively impact the success of the offices.
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
Our ability to file tax returns electronically and to facilitate tax settlement products depends on our ability to electronically communicate with all of our offices, the IRS, state tax agencies, and the financial institutions that provide the tax settlement products. Our electronic communications network is subject to disruptions of various magnitudes and durations, such as a data breach or server disruption. Any data breach or severe disruption of our network or electronic communications, especially during the tax season, could impair our ability to complete our customers' tax filings, to provide tax settlement products from financial institutions, or to maintain our operations, which, in turn, could have a material adverse effect on our business, financial condition, and results of operations.
We are dependent on our financing sources and any loss of financing could materially and adversely affect our operating results and our ability to expand our business.
We are dependent upon the continued availability of our credit facility, which consists of a term loan and a revolving loan, in order to fund our seasonal needs and for the further expansion of our business. If we were to default on our financing or otherwise lose access to our sources of credit, our ability to provide financing to our franchisees would be significantly impaired and may result in certain offices closing if our franchisees are not able to secure alternative financing for their working capital needs. In addition, our ability to expand our business would be impaired. We may need to obtain new credit arrangements and other sources of financing to continue to provide financing to our franchisees, to meet future obligations, and to fund our future growth. Our ability to maintain or refinance our debt and fund other obligations depends on our successful financial and operating performance and the availability of funds from credit markets. There is no assurance that when our credit facility matures in 2019, we will be able to renew or refinance our debt or enter into new credit arrangements on terms similar to those of our existing loans.
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
Historically, the federal tax filing season has begun in mid-January, and both we and our franchisees have begun to prepare tax returns in early January with the ability to electronically file those returns beginning in mid-January. For both the 2013 and 2014 tax seasons, the IRS postponed the first date on which it generally accepts electronic filings until the end of January, and in 2013, also delayed the availability of a significant number of tax forms. These delays at the beginning of the tax season were also replicated at the state level in 2013, because of the reliance of states on tax forms that are dependent upon or subject to changes in federal tax forms. The change in the start of the 2013 and 2014 tax filing seasons materially affected our revenue during the fiscal quarter ended January 31 of both years, and also required us to engage in additional borrowing to support both our operations and those of our franchisees because of the delay in receipt of revenue associated with tax filings. Similarly, the Protecting Americans from Tax Hikes Act of 2015 (the "PATH Act"), enacted in 2015 came into effect in 2017, in which the IRS must wait until at least February 15, 2017 to issue refunds to taxpayers who claim the Earned Income Tax Credit or the Additional Child Tax Credit. Substantial delays in the opening of the tax filing season or the funding of processed returns, in future years would likely have an adverse effect on our revenue and liquidity.
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
We extend financing to certain franchisees for initial franchise fees as cash advances for their working capital needs and for other purposes. The financing is in the form of promissory notes payable to us. There can be no assurance that any franchisee will generate revenue sufficient to repay any amounts due nor is there any assurance that any franchisee will be able to repay any amounts due through other means. We also extend financing to ADs from time-to-time for a portion of their area development fees. At April 30, 2017, the aggregate amount due to us, including accrued interest, from franchisees and ADs for financing was $102.7 million, net of unrecognized revenue of $29.4 million, of which we considered $26.0 million to be impaired because the amounts due exceeded the fair value of the underlying franchise. Any failure by the franchisees and ADs to pay these amounts, if the amounts are not recoverable by us through other means, could have a material adverse effect on our financial performance.
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
The Liberty Tax brand could be impaired due to actions taken by our franchisees, their employees or otherwise.
We believe the Liberty Tax brand is one of our most valuable assets in that it provides us with a competitive advantage, particularly over our competitors that do not have a national presence. Our franchisees operate their businesses under our brand. Because our franchisees are independent third parties with their own financial objectives, actions taken by them, including breaches of their contractual obligations, and negative publicity associated with these actions, could adversely affect our reputation and brand more broadly. Any actions as a result of conduct by our franchisees, their employees or otherwise which negatively impacts our reputation and brand may result in fewer customers and lower revenues and profits for us.
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
In fiscal 2016, the DOJ announced two lawsuits against certain of our former franchisees and two lawsuits against then-existing franchisees, which concluded in fiscal 2017. Allegations involved claims of fraudulent tax preparation. We were not named as a defendant in these suits. Further, in fiscal 2017, the state of Maryland, Office of the Comptroller suspended the processing of electronic and paper returns of one franchisee and two offices in that state. We are cooperating with the applicable governmental authorities in connection with their investigations. We have continued to enhance our Compliance Department tasked with examining and preventing non-compliance, fraud and other misconduct among our franchisees and their employees. Nonetheless, there can be no assurance that our Compliance Department, the tax return preparation compliance program, or other efforts will be effective in eliminating non-compliance, fraud and other misconduct among our franchisees and/or employees. Accordingly, any such non-compliance, fraud or other misconduct may have a material adverse effect on our reputation, financial condition and results of operations.
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
Our launch of a new franchise brand or other business ventures may be unsuccessful and consume significant management and financial resources.
During fiscal 2015, we launched a new franchise brand, SiempreTax+, designed to enable our franchisees to better serve Hispanic customers and to assist us in building out our franchise network. Although franchisees opened a significant number of SiempreTax+ offices for the 2017 and 2016 tax seasons, the launch of a new nationwide brand involves substantial risks and uncertainties, and the interest of prospective franchisees and customers in the new brand may not be sufficient to permit us to grow the brand as rapidly as we hope. We expended significant management time and start-up expenses during the first year of this brand, and if the brand is not successful or falls short of anticipated growth, we may be adversely affected by continued expenses and the diversion of management time to this initiative at the expense of our core Liberty Tax brand. In the future, we may also launch additional business brands or initiatives which could negatively impact our financial performance if unsuccessful or underperforming.
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
Federal and state legislators and regulators have taken an active role in regulating tax settlement products and, because our ability to offer these products in future tax seasons may be limited, demand for our services may be reduced, we may be exposed to additional credit risk, and our business may be harmed.

Financial institutions that provide or otherwise facilitate tax settlement products are subject to significant regulation and oversight by federal and state regulators, including banking regulators.  Federal and state laws and regulations govern numerous matters relating to the offering of consumer loan products, such as Refund Advances, and consumer deposit products such as refund transfers.  From time to time, government officials at the federal and state levels may introduce and enact legislation and regulations proposing to further regulate or prevent the facilitation of refund-based loans and other tax settlement products and take other actions that have the effect of restricting the availability of these products. In July 2011, the Consumer Financial Protection Bureau (“CFPB”) was created by the Dodd-Frank Act to administer and enforce consumer protection laws and regulation in the financial sector. Certain proposed legislation, regulations, and activities by CFPB or other regulators could increase costs to us, our franchisees, the financial institutions, and other parties that provide our tax settlement products or could negatively impact or eliminate the ability of financial institutions to provide or facilitate tax settlement products through tax return preparation offices.
Even if we were to develop relationships that allow our customers to obtain refund-related loans through non-bank lenders, the laws and regulations that apply to those financial institutions and us may make these products more expensive to offer or limit their availability to our customers. In addition, many states have statutes regulating through licensing and other requirements the activities of brokering loans and providing credit services to consumers as well as payday loan laws and local usury laws. Some state regulators are interpreting these laws in a manner that could adversely affect the manner in which tax settlement products are facilitated, or permitted, or result in fines or penalties to us or our franchisees. Some states are introducing and enacting legislation that would seek to directly apply such laws to the facilitators of refund-based loans. Additional states may interpret these laws in a manner that is adverse to how we currently conduct our business or how we have conducted our business in the past, and we may be required to change business practices or otherwise comply with these statutes and could be subject to fines, penalties, or other payments related to past conduct.
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
Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time, subject to certain securities law restrictions. Sales of shares of our Class A common stock or the perception in the market that the holders of a large number of shares of Class A common stock intend to sell shares could reduce our stock price. As of July 3, 2017, we have outstanding 12,682,550 shares of Class A common stock and 200,000 shares of Class B common stock, which are convertible into shares of Class A common stock on a one-for-one basis, assuming no exercise of our outstanding options.
At July 3, 2017, we also have approximately 0.9 million shares of our Class A common stock reserved for issuance in connection with options and restricted stock units granted under our 1998 Stock Option Plan and the 2011 Equity and Cash Incentive Plan. These shares may also be freely sold in the public market upon issuance and once vested.

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
In addition, as a result of being a public company, we are subject to financial reporting and other requirements including NASDAQ continued listing requirements that are burdensome and costly. Our failure to timely complete our analysis of these reporting requirements could adversely affect investor confidence in our Company and, as a result, the value of our common stock. Further, if we fail to implement these reporting requirements, our ability to report our results of operations on a timely and accurate basis could be impaired. In fact, in connection with restating our previously issued annual and quarterly consolidated financial statements, we were delinquent in filing our annual and quarterly reports. Consequently, we received two notices from NASDAQ in connection with the delinquent filings, and we may be subject to NASDAQ delisting procedures if we fail to comply with the NASDAQ continued listing requirements in the future.
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

Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
We own our corporate headquarters, located in four buildings, totaling approximately 96 thousand square feet. Our principal executive office is located at 1716 Corporate Landing Parkway, Virginia Beach, Virginia 23454. We also own additional properties in Ohio, New York, Tennessee, and Virginia, which are used as Company-owned offices or leased to franchisees. The remainder of our Company-owned offices are operated under leases. We believe that our offices are in good condition and sufficient to meet our present and anticipated future needs.

Item 3.    Legal Proceedings.
For information regarding legal proceedings, please see "Note 15 - Commitments and Contingencies" in the Notes to the Consolidated Financial Statements, which information is incorporated herein by reference.

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

	2017		2016
	Sales Price		Sales Price
	High	Low	High	Low
First Quarter	$15.14	$9.95	$27.72	$19.93
Second Quarter	14.51	11.25	26.01	21.84
Third Quarter	15.52	11.28	24.22	17.04
Fourth Quarter	16.20	13.25	21.25	11.78
As of April 30, 2017, our stockholders' equity consisted of the following: 12,682,550 shares of Class A common stock, 200,000 shares of Class B common stock, 10 shares of special voting preferred stock and 1,000,000 exchangeable shares which we treat as common stock equivalents. As of April 30, 2017, options to acquire 1,387,331 shares of Class A common stock were outstanding, 709,213 of which were immediately exercisable.
Holders of Record
As of July 3, 2017, we had approximately 209 registered record holders of our Class A common stock and one holder of our Class B common stock. The reported closing price of our Class A common stock on July 3, 2017 was $13.20, Wells Fargo Shareowner Services is the transfer agent and registrar for our Class A common stock. We have no established public trading market for our Class B common stock.
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
Share Repurchases
Our Board of Directors has authorized up to $10.0 million for share repurchases. This authorization has no specific expiration date and cash proceeds from stock option exercises increase the amount of the authorization. In addition, the Board of Directors authorized an Area Developer repurchase program which reduces the amount of the share repurchase authorization on a dollar for dollar basis. Shares repurchased from option exercises and RSUs vesting that are net-share settled by us and shares repurchased in privately negotiated transactions are not considered share repurchases under this authorization.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Remaining Maximum Value of Shares that may be Purchased Under the Plan
February 1 through February 29, 2017	—	$—	—	$8,493
March 1 through March 31, 2017	—	—	—	8,493
April 1 through April 30, 2017	—	—	—	8,493
Total	—		—

During fiscal 2017, we repurchased 33,153 shares of our Class A common stock as shown in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share
First quarter	—	$—
Second quarter (1)	3,118	12.62
Third quarter (2)	30,035	12.58
Fourth quarter	—	—
Total	33,153	12.58

(1)    Share repurchases related to the net-share settlements of RSUs vesting.
(2)    Shares repurchased in privately negotiated transaction with a director.

Stock Performance Graph
The graph below compares the cumulative total return provided stockholders on the Company's Class A common stock relative to the cumulative total returns of the Russell 2000 index and the S&P Diversified Commercial & Professional Services index. Returns assume an initial investment of $100 at the market close on June 14, 2012, and then for the periods ended April 30, 2013, 2014, 2015, 2016, and 2017. Dividends, if any, are assumed to have been reinvested.

Item 6.    Selected Financial Data.
The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 below and our Consolidated Financial Statements and related notes included in Item 15. We derived the consolidated statements of income data for the years ended April 30, 2017, 2016, and 2015 and the consolidated balance sheet data as of April 30, 2017 and 2016 from our audited consolidated financial statements included in Item 8. The consolidated statements of income data for the years ended April 30, 2014 and 2013 and the consolidated balance sheet data as of April 30, 2014 and 2013 are derived from our audited consolidated financial statements and restated unaudited consolidated financial statements for such periods, respectively, not included in this annual report. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Fiscal Years Ended and as of April 30,
	2017	2016	2015	2014	2013
	(amounts in thousands, except per share, franchisees, offices, per franchisee amounts, fee per tax return, and per office amounts)
Consolidated Statements of Income Data:
Total revenue	$173,985	$173,429	$162,172	$159,696	$147,613
Total operating expenses	(150,664)	(140,941)	(146,780)	(124,875)	(116,777)
Income from operations	23,321	32,488	15,392	34,821	30,836
Net income	$13,013	$19,420	$8,690	$21,982	$17,627

Consolidated Balance Sheet Data:
Amounts due from franchisees and ADs less unrecognized revenue, net of allowances	$90,728	$95,226	$86,680	$81,480	$85,658
Property, equipment, and software, net	39,789	40,957	36,232	38,343	33,037
Total assets	204,268	193,223	183,994	198,640	169,363
Long-term obligations, including current installments	26,199	23,440	25,245	28,365	27,516
Total stockholders' equity	116,455	111,501	98,862	110,185	81,836

	Fiscal Years Ended and as of April 30,
	2017	2016	2015	2014	2013
	(amounts in thousands, except per share, franchisees, offices, per franchisee amounts, fee per tax return, and per office amounts)
Other Financial and Operational Data:
Adjusted EBITDA(1)	$42,404	$43,208	$42,787	$44,734	$40,424

Permanent	3,710	3,960	3,764	3,663	3,816
Seasonal	67	211	262	486	427
Processing Centers	46	54	43	26	19
Number of U.S. offices	3,823	4,225	4,069	4,175	4,262
Number of Canadian offices	254	262	259	263	258
Number of offices	4,077	4,487	4,328	4,438	4,520

Number of U.S. franchisees	1,753	1,856	1,907	1,959	2,073
Number of Canadian franchisees	133	130	125	145	138
Number of franchisees	1,886	1,986	2,032	2,104	2,211

Average number of offices per U.S. franchisee(2)	2.00	2.14	2.07	2.04	1.94
Average number of offices per Canadian franchisee(2)	1.58	1.62	1.62	1.57	1.67
Average number of offices per franchisee(2)	1.97	2.10	2.04	2.01	1.93

Number of tax returns filed in U.S. offices	1,657	1,832	1,907	1,890	1,805
Number of tax returns filed in Canadian offices	359	330	340	311	311
Number of tax returns filed online(3)	138	145	167	187	159
Number of tax returns filed	2,154	2,307	2,414	2,388	2,275

Systemwide revenue from U.S. offices(4)	$386,000	$417,600	$413,200	$397,300	$358,000
Systemwide revenue from Canadian offices (CN$)(4)	28,700	27,400	26,400	23,900	23,200
Systemwide revenue from Canadian offices (US$)(4)	21,500	21,200	21,800	21,800	22,800

Systemwide revenue per U.S. office(4)(5)	$100,968	$98,840	$101,548	$95,162	$83,998
Systemwide revenue per Canadian office (CN$)(4)(5)	112,992	104,580	101,931	90,875	89,922
Systemwide revenue per Canadian office (US$)(4)(5)	84,646	80,916	84,170	82,890	88,372

Net average fee per U.S. tax return filed(5)	$233	$228	$217	$210	$198
Net average fee per Canadian tax return filed (CN$)(5)	80	83	78	77	75
Net average fee per Canadian tax return filed (US$)(5)	60	64	64	70	73

______________________________________________________________________________
(1) Adjusted EBITDA is a non-GAAP financial measure, which we define as net income plus provision for income taxes, interest expense, certain other adjustments, depreciation, amortization, and impairment charges. Please see "Adjusted EBITDA" below for more information and for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.
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
The following table presents a reconciliation of Adjusted EBITDA for each of the periods indicated.

	Fiscal Years Ended April 30,
	2017	2016	2015	2014	2013
	(dollars in thousands)
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$13,013	$19,420	$8,690	$21,982	$17,627
Interest expense	2,557	2,039	1,889	1,355	2,039
Income tax expense	7,754	11,058	4,811	13,654	11,170
Depreciation, amortization, and impairment charges	14,356	10,026	9,900	9,277	6,538
Impairment of online software and acquired customer lists	—	—	8,392	—	—
Net gain on available-for-sale securities	(50)	—	—	(2,183)	—
Executive severance	877	413	1,488	614	—
Restatement costs	—	—	—	907	—
Restructuring charge	—	—	—	—	425
Accrued judgments and settlements, net of estimated recoveries	2,700	—	7,617	—	—
Compliance Task Force and related costs	1,197	252	—	—	—
Stock-based compensation expense (income) related to liability classified awards	—	—	—	(872)	2,625
Adjusted EBITDA	$42,404	$43,208	$42,787	$44,734	$40,424

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

•
AD Fees: Our fees for AD areas vary based on our assessment of the revenue potential of each AD area, and also depend on the performance of any existing franchisees within the AD area being sold. Our ADs generally receive 50% of franchise fees, royalties, and a portion of the interest income derived from territories located in their area. AD fees received are recognized as revenue on a straight-line basis over the initial contract term of each AD agreement, with the cumulative amount of revenue recognized not to exceed the amount of cash received.

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

•
Interest Income: We earn interest income from our franchisees and ADs related to both indebtedness for the unpaid portions of their franchise and AD fees, and for other loans we extend to our franchisees related to the operation of their territories. We also earn interest on our accounts receivable.

•	Assisted Tax Preparation Fees: We earn tax preparation fees, net of discounts, directly from both the operation of Company-owned offices in the U.S. and Canada.
For purposes of this section and throughout this annual report, all references to "fiscal 2017," "fiscal 2016," and "fiscal 2015" refer to our fiscal years ended April 30, 2017, 2016, and 2015, respectively. For purposes of this section and throughout this annual report, all references to "year" or "years" are the respective fiscal year or years ended April 30 unless otherwise noted in this annual report, and all references to "tax season" refer to the period between January 1 and April 30 of the referenced year.
In evaluating our performance, management focuses on several metrics that we believe are key to our success:

•
Net growth in permanent office locations. The change in permanent office locations from year to year is a function of the opening of new offices, offset by locations that our franchisees or we close. Opening new permanent offices can be accomplished by the sale of new territories or the opening of permanent offices in previously sold territories. As a result of a reduction in new territory sales, the closure of under-performing offices, as well as the termination of the franchise agreements with several large franchisees, the Company and its franchisees operated 250 less permanent locations during the 2017 tax season compared to 2016. In fiscal 2016, on a net basis, the company and our franchisees operated 196 more permanent offices in the U.S. compared to fiscal 2015.

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

•
Continued growth of SiempreTax+ brand. During fiscal 2015, we successfully launched our second brand, SiempreTax+. Given the demographic trends in the United States and the growing consumer purchasing power of the Hispanic community, we believe serving the Hispanic community through a separate brand that engages with customers in their preferred language and provides ancillary services unique to their needs presents a significant office growth opportunity. For this reason, our ability to grow this brand further should substantially contribute to our future ability to meet our growth goals.

•
Number of returns prepared. We strive to provide our franchisees with the resources and training needed to grow their own revenue, which is primarily driven by the number of returns prepared. We and our franchisees prepared a total of approximately 1.7 million returns in our U.S. offices in fiscal 2017, which was a decrease of 9.6% from fiscal 2016. Our new retail offices typically experience their most rapid growth during the first five years as they develop customer loyalty, operational experience and a referral base within their community. The seasoning of our U.S. offices shown in the following table highlights the relatively young age of our offices, with 1,202 of 3,823 offices that were in operation for five or fewer years, including the 2017 tax season.

	Tax Season 2017 Office Age in Years
	1	2	3	4	5	6+	Total
United States:
Franchised permanent	139	264	228	172	203	2,422	3,428
Franchised seasonal	6	5	2	3	2	14	32
Total U.S. franchised offices	145	269	230	175	205	2,436	3,460

Company-owned permanent	16	57	15	5	14	175	282
Company-owned seasonal	29	5	—	—	—	1	35
Total U.S. Company-owned offices	45	62	15	5	14	176	317

Processing centers	7	15	9	4	2	9	46

Total U.S. offices	197	346	254	184	221	2,621	3,823

Canada:
Franchised permanent	5	15	7	8	18	131	184
Franchised seasonal	1	1	—	1	1	22	26
Total Canadian franchised offices	6	16	7	9	19	153	210

Company-owned permanent	—	1	1	—	1	35	38
Company-owned seasonal	—	—	1	—	—	5	6
Total Canadian Company-owned offices	—	1	2	—	1	40	44

Total Canadian offices	6	17	9	9	20	193	254

Total offices	203	363	263	193	241	2,814	4,077

•
Growth in systemwide revenue. Systemwide revenue, which is an operating measure not in accordance with GAAP, includes sales by both Company-owned and franchised offices. We believe systemwide revenue data is useful in assessing consumer demand for our services and products, the overall success of the Liberty Tax brand and, ultimately, the performance of the Company. Our royalty revenue is computed as a percentage of sales made by our franchised offices, less certain deductions. Accordingly, sales by our franchisees have a direct effect on the Company's royalty revenue and profitability. In addition, our systemwide revenue reflects the size of the Liberty Tax system, and because the size of our franchise system drives our management and infrastructure needs, systemwide revenue data helps us assess those needs in comparison to other companies in our industry and other franchise operators.

Our systemwide revenue in the U.S. decreased by 7.6% from fiscal 2016 to 2017 and grew 1.1% from fiscal 2015 to fiscal 2016. We experienced a 2.2% increase in average net fee per return filed in the U.S. from $228 in fiscal 2016 to $233 in fiscal 2017 and a decrease of 9.6% in number of tax returns filed in the U.S. processed from 1,832,000 in fiscal 2016 to 1,657,000 in fiscal 2017.

•
Tax settlement products obtained by U.S. customers. The total percentage of our U.S. customers obtaining a refund transfer product decreased to 47.6% during fiscal 2017 compared to 49.2% during fiscal 2016. As we have demonstrated our ability to offer products through JTH Financial, we have been successful in obtaining more favorable terms from outside vendors. Each year we analyze available tax settlement product solutions to balance risk and maximize profit per product.

Results of Operations
Fiscal year 2017 compared to fiscal year 2016
Revenues. The table below sets forth the components and changes in our revenue for the years ended April 30, 2017 and 2016.

	Fiscal Years Ended April 30,
			Change
	2017	2016	$	%
	(dollars in thousands)
Franchise fees	$2,659	$5,038	$(2,379)	(47)%
Area Developers fees	4,177	6,008	(1,831)	(30)%
Royalties and advertising fees	74,291	80,274	(5,983)	(7)%
Financial products	51,829	45,327	6,502	14%
Interest income	12,955	13,578	(623)	(5)%
Assisted tax preparation fees, net of discounts	21,600	15,775	5,825	37%
Other	6,474	7,429	(955)	(13)%
Total revenue	$173,985	$173,429	$556	—%
Our total revenue increased by $0.6 million, or 0%, in fiscal 2017 over fiscal 2016. This increase was primarily due to:

•
a $6.5 million increase in financial products, due primarily to an increase in the volume and price of refund advance loans originated and increased pricing on our refund transfer product. These increases were partially offset by a decrease in the number of customers who obtained a refund transfer product; and

•
a $5.8 million increase in assisted tax preparation fees driven by an increase in the number of Company-owned offices in fiscal 2017 as compared to fiscal 2016 as well as increased pricing. In fiscal 2017 we operated 362 Company-owned offices compared to 310 in fiscal 2016.

These increases were offset by:

•	a reduction of $6.0 million in royalty and advertising fees related to a decrease in the number of tax returns processed by our franchisees;

•
a decline in franchise fees of $2.4 million as a result of fewer new territory sales and lower cash payments on notes from our franchisees in fiscal 2017. Franchise fee revenue is recognized when our obligations to prepare the franchisee for operations are substantially complete and as cash is received;

•	a decrease of $1.8 million in AD fees as a result of prior year sales that have now been fully recognized over the life of the original agreements; and

•
a decrease in other revenue of $1.0 million due to a reduction in the number of tax returns processed in our online “DIY” business and less transfer fees resulting from fewer sales transactions among franchisees.

Operating expenses. The following table details the amounts and changes in our operating expenses in and from fiscal 2017 and fiscal 2016.

	Fiscal Years Ended April 30,
			Change
	2017	2016	$	%
	(dollars in thousands)
Employee compensation and benefits	$44,615	$42,882	$1,733	4%
Other costs and expenses	58,159	43,927	14,232	32%
Area Developers expense	22,461	27,686	(5,225)	(19)%
Advertising expense	11,073	16,420	(5,347)	(33)%
Depreciation, amortization, and impairment charges	14,356	10,026	4,330	43%
Total operating expenses	$150,664	$140,941	$9,723	7%
Total operating expenses increased $9.7 million, or 7%, in fiscal 2017 compared to fiscal 2016. The increase was attributable to:
A $14.2 million increase in other costs and expenses in fiscal 2017 compared to fiscal 2016, primarily due to:

•	a $5.3 million increase in the costs associated with our refund advance product;

•	a $3.1 million increase in costs related to an increase in the number of U.S. Company-owned offices operated in fiscal 2017;

•	an increase of $2.9 million in bad debt expense and;

•	a $2.7 million charge, in fiscal 2017, recorded which relates to an accrued judgment where the Company intends to vigorously defend our position and pursue an appeal.

•	An increase in depreciation, amortization, and impairment charges of $4.3 million primarily due to an impairment charge driven by a decrease in the performance of our Company-owned stores.

•
An increase in employee compensation and benefits of $1.7 million resulting from an increase in executive severance of $0.5 million as well as an increase in the compensation related to operating a greater number of Company-owned stores.

These increases were partially offset by:

•	a $5.3 million decrease in advertising expense related to a reduction in the number of tax returns filed by our franchisees as well as better expense management and;

•
a decrease of $5.2 million in AD expense resulting from a decrease in the number of tax returns filed and the associated decline in royalty fees along with the Company’s acquisition of several Area Developer rights during fiscal 2017, which lowered the number of offices located within an Area Developer’s territory.

Income Taxes. The following table sets forth certain information regarding our income taxes for the fiscal years ended April 30, 2017 and 2016.

	Fiscal Years Ended April 30,
			Change
	2017	2016	$	%
	(dollars in thousands)
Income before income taxes	$20,767	$30,478	$(9,711)	(32)%
Income tax expense	7,754	11,058	(3,304)	(30)%
Effective tax rate	37.3%	36.3%
The decrease in our income tax expense from fiscal 2016 to fiscal 2017 relates primarily to the decrease in our income before income taxes.

Net income. Our net income decreased by 33% in fiscal 2017 over fiscal 2016, due primarily as a result of higher operating expenses as noted above.
Fiscal year 2016 compared to fiscal year 2015
Revenues. The table below sets forth the components and changes in our revenue for the years ended April 30, 2016 and 2015.

	Fiscal Years Ended April 30,
			Change
	2016	2015	$	%
	(dollars in thousands)
Franchise fees	$5,038	$6,246	$(1,208)	(19)%
Area Developers fees	6,008	6,901	(893)	(13)%
Royalties and advertising fees	80,274	80,469	(195)	—%
Financial products	45,327	37,058	8,269	22%
Interest income	13,578	14,707	(1,129)	(8)%
Assisted tax preparation fees, net of discounts	15,775	9,947	5,828	59%
Other	7,429	6,844	585	9%
Total revenue	$173,429	$162,172	$11,257	7%
Our total revenue increased by $11.3 million, or 6.9%, in fiscal 2016 over fiscal 2015. This increase was primarily due to the following:

•
A $8.3 million increase in financial products, due primarily to the success of our new refund-based advance product, improved pricing and our decision to process 100% of our refund transfers through JTH Financial this year, which allows us to recognize the full amount charged to the customer as revenue.

•
A $5.8 million increase in assisted tax preparation fees driven by an increase in the number of Company-owned offices in fiscal 2016 as compared to fiscal 2015. In fiscal 2016 we operated 310 Company-owned offices compared to 182 in fiscal 2015.

•
Offset by a $1.2 million decrease in franchise fees primarily attributable to receiving lower cash down payments and lower cash payments on notes from our franchisees in fiscal 2016. Franchise fee revenue is recognized when our obligations to prepare the franchisee for operations are substantially complete and as cash is received.

Operating expenses. The following table details the amounts and changes in our operating expenses in and from fiscal 2016 and fiscal 2015.

	Fiscal Years Ended April 30,
			Change
	2016	2015	$	%
	(dollars in thousands)
Employee compensation and benefits	$42,882	$41,079	$1,803	4%
Other costs and expenses	43,927	40,604	3,323	8%
Area Developers expense	27,686	28,497	(811)	(3)%
Advertising expense	16,420	18,308	(1,888)	(10)%
Depreciation, amortization, and impairment charges	10,026	9,900	126	1%
Impairment of online software and acquired customer lists	—	8,392	(8,392)	N/A
Total operating expenses	$140,941	$146,780	$(5,839)	(4)%
Our total operating expenses decreased by $5.8 million, or 4%, in fiscal 2016 compared to fiscal 2015. The decrease was attributable to:

•	A decrease of $8.4 million due to the impairment of our online software and acquired customer lists related to our online business recorded in fiscal 2015 that did not recur in fiscal 2016.

•	A $1.9 million decrease in advertising expense related to a $0.8 million decrease in on-line advertising and a $1.1 million decrease in new franchise advertising.

The decreases were partially offset by at $3.3 million increase in other costs and expenses during fiscal 2016 over fiscal 2015, caused primarily by:

•	An increase of $4.1 million in bank fees due to costs associated with our new refund-based advance product.

•	An increase of $2.9 million in occupancy costs related to an increase in the number of Company-owned offices operating in fiscal 2016 including rent related to future rent payments on closed offices.

•	An increase of $1.6 million in bad debt expense due to an increase in receivables.

•	A decrease related to the settlement expenses of our class action litigation cases of $7.6 million, net of estimated recoveries, in fiscal 2015 that did not recur in fiscal 2016.

Income Taxes. The following table sets forth certain information regarding our income taxes for the fiscal years ended April 30, 2016 and 2015.

	Fiscal Years Ended April 30,
			Change
	2016	2015	$	%
	(dollars in thousands)
Income before income taxes	$30,478	$13,501	$16,977	126%
Income tax expense	11,058	4,811	6,247	130%
Effective tax rate	36.3%	35.6%
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
Credit facility. Our amended credit facility consists of a $21.2 million term loan and a revolving credit facility that currently allows borrowing of up to $203.8 million with an accordion feature that permits the Company to request an increase in availability of up to an additional $50.0 million. Outstanding borrowings accrue interest, which is paid monthly, at a rate of the one-month London Interbank Offered Rate ("LIBOR") plus a margin ranging from 1.50% to 2.25% depending on the Company's leverage ratio. At April 30, 2017 and 2016, the interest rate was 2.73% and 2.06%, respectively, and the average interest rate paid during the fiscal year ended April 30, 2017 was 2.31%. A commitment fee that varies from 0.25% to 0.50% depending on the Company's leverage ratio on the unused portion of the credit facility is paid monthly. The indebtedness is collateralized by substantially all the assets of the Company and both loans mature on April 30, 2019 (except as to the commitments of one lender under the revolving credit facility, which mature on September 30, 2017).
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
Franchisee lending and potential exposure to credit loss. A substantial portion of our cash flow during the year is utilized to provide funding to our franchisees. At April 30, 2017, our total balance of loans to franchisees for working capital and equipment loans, representing cash we had advanced to the franchisees, was $14.6 million. In addition, at that date, our franchisees and ADs together owed us an additional $88.1 million, net of unrecognized revenue of $29.4 million, representing unpaid royalties, the unpaid purchase price for franchise territories and other amounts.
Our actual exposure to potential credit loss associated with franchisee loans is less than the aggregate amount of those loans because a significant portion of those loans are to franchisees located within AD areas, where our AD is ultimately entitled to a substantial portion of the franchise fee and royalty revenues represented by some of these loans. For this reason, the amount of indebtedness of franchisees to us is effectively offset in part by our related payable obligation to ADs in respect of franchise fees and royalties. As of April 30, 2017, the total indebtedness of franchisees to us where the franchisee is located in an AD area was $45.8 million but $23.1 million of that total indebtedness represents amounts ultimately payable to ADs as their share of franchise fees and royalties.
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
The unpaid amounts owed to us from our franchisees and ADs are collateralized by the underlying franchise or area and, when the franchise or area owner is an entity, are generally guaranteed by the owners of the respective entity. Accordingly, to the extent a franchisee or AD does not satisfy its payment obligations to us, we may repossess the underlying franchise or area in order to resell it in the future. At April 30, 2017, we had an investment in impaired accounts and notes receivable and related interest receivable of approximately $26.0 million. We consider accounts and notes receivable to be impaired if the amounts due exceed the fair value of the underlying franchise and estimate an allowance for doubtful accounts based on that excess. Amounts due include the recorded value of the accounts and notes receivable reduced by the allowance for uncollected interest, amounts due to ADs for their portion of franchisee receivables, any related unrecognized revenue and amounts owed to the franchisee or AD by us. In establishing the fair value of the underlying franchise, we consider net fees of open territories and the number of unopened territories. At April 30, 2017, our allowance for doubtful accounts for impaired accounts and notes receivable was $9.5 million. There were no significant concentrations of credit risk with any individual franchisee or AD as of April 30, 2017, and we believe that our allowance for doubtful accounts as of April 30, 2017 is adequate for our existing loss exposure. We closely monitor the performance of our franchisees and ADs, and will adjust our allowances as appropriate if we determine that the existing allowances are inadequate to cover estimated losses.
Dividends. See "Item 5—Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."
Sources and uses of cash

Operating activities
In fiscal 2017, our cash provided from operating activities increased $2.6 million from the cash provided in fiscal 2016. This increase was driven by:

•	An $8.3 million decrease in payments related to the class action litigation cases paid in fiscal 2016 that did not recur in fiscal 2017, partially offset by;

•	An increase in cash tax payments of $4.0 million in fiscal 2017 compared to fiscal 2016.
In fiscal 2016, our cash provided from operating activities increased $5.3 million from cash provided in fiscal 2015. This increase was driven by:

•	A $10.1 million decrease in cash tax payments in fiscal 2016 compared to fiscal 2015.

•
A $3.9 million increase in income taxes payable, resulting from less excess tax benefits recognized during the year for stock option exercises. There was a corresponding decrease in cash flows from financing activities as a result of such excess tax benefits, offset by an $8.3 million increase in payments related to the settlement of our class action litigation cases.

•	Offset by higher revenues with only a slight increase in collections from franchisees and the payments of certain expenses that were delayed into fiscal 2016 from fiscal 2015.
Investing activities
In fiscal 2017, we used $16.1 million less in investing activities than in fiscal 2016 due to:

•	A $7.2 million decrease in net cash used in operating loans to franchisees resulting from an decrease in lending of $7.4 million as well as better collections of operating loans.

•	A $10.0 million decrease in net cash used resulting from the sale of available-for-sale securities during fiscal 2017 and the purchase of those securities in fiscal 2016 and;

•	a $5.7 million decrease in net cash used resulting primarily from lower development costs associated with internal use software, offset by;

•	a $5.7 million increase in net cash used to acquire Company-owned offices, Area Developer rights and customer lists, net of sales.
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
Financing activities
In fiscal 2017, we used $0.6 million more cash for financing activities compared to fiscal 2016 largely due to decrease of $2.3 million in cash received for stock option exercises, partially offset by a $1.6 million decrease in cash paid for the repurchase of common stock.
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

Future cash needs and capital requirements
Operating cash flow needs. We believe that our credit facility entered into on April 30, 2012 as amended, will be sufficient to support our cash flow needs for the foreseeable future.
The maximum balance of our revolving credit facility during fiscal 2017 was $142.5 million on February 6, 2017. By April 25, 2017, we paid the entire balance of our revolving credit facility. At April 30, 2017, using the leverage ratio applicable under our loan covenants. Our maximum unused borrowing capacity was $108.0 million.
Our credit facility also contains a requirement that we reduce the balance of our revolving loan to zero for a period of at least 45 consecutive days each fiscal year. However, because our term loan will remain outstanding during that 45 day period, and given our historic cash flow experience at the beginning and end of each fiscal year, we do not anticipate that the unavailability of our revolving loan during that 45 day period each fiscal year will adversely affect our cash flow. As of June 14, 2017, we had maintained a zero balance on our revolver for the required 45 days and thus have already met the requirement for fiscal 2018.
Several factors could affect our cash flow in future periods, including the following:

•	A continued delay by the IRS until at least mid-February to issue refunds to taxpayers who claim the Earned Income Tax Credit or the Child Tax Credit.

•	The extent to which we extend additional operating financing to our franchisees and ADs, beyond the levels of prior periods.

•	The extent and timing of capital expenditures.

•	The cash flow effect of stock option exercises and the extent to which we engage in stock repurchases.

•	Our ability to generate fee and other income related to tax settlement products in light of regulatory pressures on us and our business partners.

•
The extent to which we repurchase AD areas, which will involve the use of cash in the short-term, but improve cash receipts in future periods from what would have been the AD's share of royalties and franchise fees.

•	The extent, if any, to which our Board of Directors elects to continue to declare dividends on our common stock.
Effect of our credit facility covenants on our future performance. Our credit facility, which matures on April 30, 2019, imposes several restrictive covenants, including a covenant that requires us to maintain a "leverage ratio" of not more than 5.5:1 at the end of each fiscal quarter ending January 31 and a ratio of not more than 3:1 at the end of each other fiscal quarter. The higher permitted leverage ratio at the end of the January 31 quarter reflects the fact that as of that date, we have typically extended significant credit to our franchisees for working capital and other needs that is not reflected in revenue that we receive from our franchisees until the period beginning in February each year. At January 31, 2017 and April 30, 2017, we had a leverage ratio of 3.8:1 and 0.59:1, respectively.
Our leverage ratio at April 30, 2017 reflected the fact that we had no balance outstanding on our revolving credit facility at that date and a $17.5 million balance under our term loan. The leverage ratio is measured only at the end of each fiscal quarter, and so there may be times at which we exceed the quarter-end leverage ratio during the quarter, which we are permitted to do provided that our leverage ratio is within the allowable ratio at quarter-end.
We continue to be obligated under our credit facility to satisfy a fixed charge coverage ratio test which requires that ratio to be not less than 1.50:1 at the end of every fiscal quarter. At January 31, 2017 and April 30, 2017, our fixed charge coverage ratios were 3.70:1 and 4.42:1, respectively.
We were in compliance with the ratio tests described in this section as of April 30, 2017. We expect to be able to manage our cash flow and our operating activities in such a manner that we will continue to be able to satisfy our obligations under the credit facility for the remainder of the term of that facility.
Seasonality of Operations
Given the seasonal nature of the tax return preparation business, we have historically generated and expect to continue to generate most of our revenues during the period from January 1 through April 30. For example, in fiscal 2017 and fiscal 2016, we earned 28% and 31% of our revenues during our fiscal third quarter ended January 31, respectively, and 92% and 91% of our revenues during the combined fiscal third and fourth quarters, respectively. We historically operate at a loss through the first eight months of each fiscal year, during which we incur costs associated with preparing for the upcoming tax season.
Off Balance Sheet Arrangements
From time to time, we have been party to interest rate swap agreements. These swaps effectively changed the variable-rate of our credit facility into a fixed rate credit facility. Under the swaps, we received a variable interest rate based on the one month LIBOR and paid a fixed interest rate. We entered into an interest rate swap agreement in relation to our mortgage payable to a bank, during fiscal 2017. We had no outstanding swap agreement at April 30, 2016. See "Note 8. Derivative Instruments and Hedging Activities" for more information.
We also enter into forward contracts to eliminate exposure related to foreign currency fluctuations in connection with the short-term advances we make to our Canadian subsidiary in order to fund personal income tax refund discounting for our Canadian operations. At April 30, 2017 and 2016, there were no forward contracts outstanding, but we expect to enter into forward contracts in the future during the Canadian tax season.
Commitments and Contingencies
The following table sets forth certain of our contractual obligations as of April 30, 2017.

	Contractual Obligations
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(dollars in thousands)
Long-term debt obligations(1)	$27,528	$8,231	$17,153	$414	$1,730
Operating lease obligations(2)	21,382	9,518	9,340	2,261	263
Purchase obligations(3)	9,267	6,618	2,649	—	—
Net lease payments on closed offices	613	485	128	—	—
Total contractual obligations	$58,790	$24,852	$29,270	$2,675	$1,993

(1) Amounts include mandatory principal payments on long-term debt as well as estimated interest of $493, $472, $138, and $226 for less than 1 year, 1-3 years, 3-5 years, and more than 5 years, respectively. Interest calculated for future periods was based on the interest rate at April 30, 2017. The actual interest rate will vary based on LIBOR and our leverage ratio.
(2) We sublease most of the office spaces represented by this line item and anticipate sublease receipts from franchisees of $4,352, $4,518, $1,070, and $150 for less than 1 year, 1-3 years, 3-5 years, and more than 5 years, respectively.
(3) Amounts are primarily for advertising expense and for software licenses, maintenance, and development.
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The following critical accounting policies may affect reported results.
Revenue Recognition. We recognize franchise fees when our obligations to prepare the franchise for operation have been substantially completed and cash has been received. To the extent we finance sales of franchises, we collect those fees for a period of up to five years.
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
Interest income on notes receivable is recognized based on the outstanding principal note balance less unrecognized revenue unless it is put on non-accrual status. Interest income on the unrecognized revenue portion of notes receivable is recognized when received. For accounts receivable, interest income is recognized based on the outstanding receivable balance over 30 days old, net of an allowance.

Gains on sales of Company-owned offices are recognized when cash is received. Losses on sales of Company-owned offices are recognized immediately.
Long-Lived Assets. We review our long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We measure recoverability by comparison of the carrying value of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. We recognize and measure potential impairment at the lowest level where cash flows are individually identifiable. If the carrying amount of an asset exceeds its estimated future cash flows, we recognize an impairment charge equal to the amount by which the carrying value of the asset exceeds the fair value of the asset. We determine fair value through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals. If assets are to be disposed of, we separately present these assets in the balance sheet and report them at the lower of the carrying amount or fair value less selling costs, and no longer depreciate them. When we have assets classified as held for sale, we present them separately in the appropriate asset section of the balance sheet.
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
Potential effect of JOBS Act. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We are an "emerging growth company" and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (i.e., not publicly traded) companies. We have elected the option to delay the adoption of new or revised accounting standards, and as a result, we may not elect to comply with new or revised accounting standards on the relevant dates on which adoption of those standards is required for non-emerging growth companies.
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
	Our calculation of the allowance requires management to make assumptions regarding the fair value of the franchise to which the account relates.	A 10% decrease in the fair value of franchise territories at April 30, 2017 would have increased our allowance for doubtful accounts by approximately $1.8 million at that date.
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
We have not made any material changes in the accounting methodology we use to assess impairment loss during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material. For AD rights, a 10% decrease in the estimated future cash flows would not result in any incremental loss. For assets acquired from franchisees, and held for sale, a 10% decrease in the fair value would increase our impairment by approximately $0.5 million.

Recently Issued Accounting Standards
Refer to "Note 1 - Description of Business and Summary of Significant Accounting Policies", in our consolidated financial statements.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Foreign exchange risk
We are subject to inherent risks attributed to operating in more than one country. Most of our revenues, expenses, and borrowings are denominated in U.S. dollars. Our operations in Canada, including the advances we make to our Canadian subsidiary, are denominated in Canadian dollars, and are, therefore, subject to foreign currency fluctuations. For fiscal 2017, a 5% change in the exchange rate of the Canadian dollar relative to the U.S. dollar would have had less than a $0.1 million impact on our net income and a $0.5 million impact on our total assets at April 30, 2017. We use, and may continue to use in the future, derivative financial instruments, such as forward contracts, to manage foreign currency exchange rate risks. See

"Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Off Balance Sheet Arrangements."
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

Item 8.    Financial Statements and Supplementary Data.
Our financial statements and supplementary financial information required by this Item 8 are contained in this report in "Item 15. Exhibits and Financial Statements."
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
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2017, the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be filed by the Company in the reports if files or submits under the Exchange Act is recorded, processed, summarized, and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.
Management’s Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with GAAP.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, management believes that, as of April 30, 2017, the Company’s internal control over financial reporting was effective based on those criteria.
Changes in Internal Control over Financial Reporting
During the quarter ended April 30, 2017, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
On June 14, 2017, the Company issued an earnings release announcing its unaudited financial results for the quarter and year ended April 30, 2017, and furnished a copy of the release as Exhibit 99.1 to the Company’s current report on Form 8-K filed on the same date. The consolidated balance sheet as of April 30, 2017 in this Annual Report on Form 10-K corrects the amounts reported as "Deferred income tax assets" and “Deferred income tax liability” of $1,063 and $4,525, respectively, to $6,956 and $10,367, respectively.  See "Item 15. Exhibits and Financial Statements." The reason for the correction was the finalization of the accounting for a tax accounting method change made subsequent to the filing of the Company’s current report on Form 8-K, which has the impact of increasing the Company's deferred income tax asset and deferred income tax liability.

PART III
Item 10.    Directors, Executive Officers, and Corporate Governance.
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2017 Annual Meeting of Stockholders.
Item 11.    Executive Compensation.
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2017 Annual Meeting of Stockholders.
Item 12.    Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters.
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2017 Annual Meeting of Stockholders.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2017 Annual Meeting of Stockholders.
Item 14.    Principal Accounting Fees and Services.
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2017 Annual Meeting of Stockholders.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.

(a)	Financial Statements.
The following financial statements of the Company are included in Item 8 of this Annual Report on Form 10-K:
Audited Financial Statements for the Years Ended April 30, 2017, 2016, and 2015

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

4.2
Support Agreement between JTH Tax, Inc. and Liberty Tax Holding Corporation dated as of October 16, 2001 (incorporated by reference to Exhibit 4.4 to Form S-1, File No. 333-176655 filed on September 2, 2011).

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

10.15	Second Amendment to Revolving Credit and Term Loan Agreement dated October 3, 2014 (incorporated by reference to Exhibit 10.2 to Form 8-K, File No. 001-35588 filed on October 6, 2014).
10.16
Third Amendment to Revolving Credit and Term Loan Agreement dated as of September 2, 2015 among Liberty Tax, Inc. SunTrust Bank and other parties thereto (incorporated by reference to Exhibit 10.1 to Form 10-Q, File No. 001-35588 filed on September 3, 2015).

10.17
Fourth Amendment to Revolving Credit and Term Loan Agreement dated as of August 18, 2016 among Liberty Tax, Inc., SunTrust Bank and other parties thereto (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on August 24, 2016).

10.18	Supplement and Joinder Agreement dated October 3, 2014 (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on October 6, 2014).
10.19	Form of Franchise Agreement for United States Franchisees (incorporated by reference to Exhibit 10.18 to Form 10-K, File No., 001-35588 filed on June 29, 2016).
10.20	Form of Area Developer Agreement for United States Area Developers (incorporated by reference to Exhibit 10.19 to Form 10-K, File No., 001-35588 filed on June 29, 2016).
10.21#	Employment Agreement for Kathleen Donovan dated February 1, 2014 (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on January 24, 2014).
10.22#	Employment Agreement for Richard G. Artese dated May 1, 2014 (incorporated by reference to Exhibit 10.4 to Form 10-K, File No. 001-35588 filed on June 26, 2014).
10.23#	Employment Agreement for Michael S. Piper dated July 31, 2015 (incorporated by reference to Exhibit 10.1 to Form 8-K, File No., 001-35588 filed on August 6, 2015).
10.24#	Employment Agreement for Vanessa M. Szajnoga dated November 23, 2015 (incorporated by reference to Exhibit 10.1 to Form 10-Q, File No., 001-35588 filed on December 9, 2015).
10.25#	Amended and Restated Employment Agreement for John T. Hewitt dated July 1, 2016 (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on July 8, 2016).
10.26#	Employment Agreement for Edward L. Brunot dated April 30, 2017 (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on May 25, 2017).
10.27#	Amendment to Employment Agreement for Vanessa M. Szajnoga dated June 1, 2017(incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on June 7, 2017).
10.28#	Amendment to Employment Agreement for Michael S. Piper dated June 1, 2017(incorporated by reference to Exhibit 10.2 to Form 8-K, File No. 001-35588 filed on June 7, 2017).
21.1*	Subsidiaries of Liberty Tax, Inc.
23.1*	Consent of KPMG LLP
24.1*	Power of Attorney (included on signature page)
31.1**	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101
The following materials from the Registrant's Annual Report on Form 10-K for the year ended April 30, 2017, are formatted in XBRL (eXtensible Business Reporting Language):(i) Consolidated Balance Sheets at April 30, 2017 and 2016, (ii) Consolidated Statements of Income for the years ended April 30, 2017, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the years ended April 30, 2017, 2016 and 2015, (iv) Consolidated Statement of Stockholders' Equity for the years ended April 30, 2017, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the years ended April 30, 2017, 2016 and 2015, and (vi) Notes to Audited Consolidated Financial Statements.

*    Filed herewith.
**    Furnished herewith.
#    Indicates management contract or compensatory plan

Item 16.    Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY TAX, INC. (Registrant)
Date: July 7, 2017	By:	/s/ JOHN T. HEWITT
John T. Hewitt Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Date: July 7, 2017	By:	/s/ KATHLEEN E. DONOVAN
Kathleen E. Donovan Chief Financial Officer (Principal Financial Officer)
Date: July 7, 2017	By:	/s/ THOMAS S. DANIELS
Thomas S. Daniels Chief Accounting Officer (Principal Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS that each of the undersigned whose signature appears below constitutes and appoints John T. Hewitt and Kathleen E. Donovan, his and her true and lawful attorneys-in-fact, with full power of substitution and resubstitution for him and on his behalf, and in his name, place, and stead, in any and all capacities to execute and sign any and all amendments to this Annual Report on Form 10-K and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof and the registrant hereby confers like authority on its behalf.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 7, 2017	By:	/s/ JOHN T. HEWITT
John T. Hewitt Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Date: July 7, 2017	By:	/s/ KATHLEEN E. DONOVAN
Kathleen E. Donovan Chief Financial Officer (Principal Financial Officer)
Date: July 7, 2017	By:	/s/ THOMAS S. DANIELS
Thomas S. Daniels Chief Accounting Officer (Principal Accounting Officer)
Date: July 7, 2017	By:	/s/ GORDON D'ANGELO
Gordon D'Angelo Director
Date: July 7, 2017	By:	/s/ JOHN R. GAREL
John R. Garel Director
Date: July 7, 2017	By:	/s/ STEVEN IBBOTSON
Steven Ibbotson Director

Date: July 7, 2017	By:	/s/ ROSS LONGFIELD
Ross Longfield Director
Date: July 7, 2017	By:	/s/ ELLEN MCDOWELL
Ellen McDowell Director
Date: July 7, 2017	By:	/s/ GEORGE T. ROBSON
George T. Robson Director
Date: July 7, 2017	By:	/s/ THOMAS HERSKOVITS
Thomas Herskovits Director
Date: July 7, 2017	By:	/s/ ROBERT M. HOWARD
Robert M. Howard Director

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Financial Statements
As of April 30, 2017 and 2016 and for the fiscal years ended April 30, 2017, 2016, and 2015
(With Report of Independent Registered Public Accounting Firm Thereon)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Liberty Tax, Inc.:
We have audited the accompanying consolidated balance sheets of Liberty Tax, Inc. and subsidiaries (the Company) as of April 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three‑year period ended April 30, 2017. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberty Tax, Inc. and subsidiaries as of April 30, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three‑year period ended April 30, 2017, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Norfolk, Virginia
July 7, 2017

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of April 30, 2017 and 2016
(In thousands, except share data)

	2017	2016
Assets
Current assets:
Cash and cash equivalents	$16,427	$9,906
Receivables:
Accounts receivable	54,723	49,908
Notes receivable - current	27,845	26,710
Interest receivable, net of uncollectible amounts	1,967	1,944
Allowance for doubtful accounts - current	(10,052)	(6,840)
Total current receivables, net	74,483	71,722
Assets held for sale	11,989	9,886
Deferred income tax asset	6,956	3,496
Other current assets	5,812	5,838
Total current assets	115,667	100,848
Property, equipment, and software, net	39,789	40,957
Notes receivable - non-current	18,213	25,514
Allowance for doubtful accounts - non-current	(1,968)	(2,010)
Total non-current notes receivables, net	16,245	23,504
Goodwill	8,576	4,228
Other intangible assets, net	21,224	16,270
Other assets	2,767	7,416
Total assets	$204,268	$193,223
Liabilities and Stockholders' Equity
Current liabilities:
Current installments of long-term obligations	$7,738	$5,947
Accounts payable and accrued expenses	12,953	11,664
Due to Area Developers (ADs)	23,143	24,977
Income taxes payable	6,442	3,581
Deferred revenue - current	2,892	4,682
Total current liabilities	53,168	50,851
Long-term obligations, excluding current installments, net of debt issuance costs of $60 and $108, respectively	18,461	17,493
Deferred revenue and other - non-current	5,817	7,056
Deferred income tax liability	10,367	6,322
Total liabilities	87,813	81,722
Commitments and contingencies
Stockholders' equity:
Special voting preferred stock, $0.01 par value per share, 10 shares authorized, issued, and outstanding	—	—
Class A common stock, $0.01 par value per share, 21,200,000 shares authorized, 12,682,550 and 11,993,292 shares issued and outstanding at April 30, 2017 and 2016, respectively	127	120
Class B common stock, $0.01 par value per share, 1,000,000 shares authorized, 200,000 and 900,000 shares issued and outstanding at April 30, 2017 and 2016, respectively	2	9
Exchangeable shares, $0.01 par value, 1,000,000 shares authorized, issued and outstanding	10	10
Additional paid-in capital	8,371	7,153
Accumulated other comprehensive loss, net of taxes	(2,084)	(1,698)
Retained earnings	110,029	105,907
Total stockholders' equity	116,455	111,501
Total liabilities and stockholders' equity	$204,268	$193,223

See accompanying notes to consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years ended April 30, 2017, 2016, and 2015
(In thousands, except per share data)

	2017	2016	2015
Revenues:
Franchise fees	$2,659	$5,038	$6,246
AD fees	4,177	6,008	6,901
Royalties and advertising fees	74,291	80,274	80,469
Financial products	51,829	45,327	37,058
Interest income	12,955	13,578	14,707
Assisted tax preparation fees, net of discounts	21,600	15,775	9,947
Other revenue	6,474	7,429	6,844
Total revenues	173,985	173,429	162,172
Operating expenses:
Employee compensation and benefits	44,615	42,882	41,079
Other costs and expenses	58,159	43,927	40,604
AD expense	22,461	27,686	28,497
Advertising expense	11,073	16,420	18,308
Depreciation, amortization, and impairment charges	14,356	10,026	9,900
Impairment of online software and acquired customer lists	—	—	8,392
Total operating expenses	150,664	140,941	146,780
Income from operations	23,321	32,488	15,392
Other income (expense):
Foreign currency transaction gain (loss)	(47)	29	(2)
Gain on sale of available-for-sale securities	50	—	—
Interest expense	(2,557)	(2,039)	(1,889)
Income before income taxes	20,767	30,478	13,501
Income tax expense	7,754	11,058	4,811
Net income	13,013	19,420	8,690
Less: Net income attributable to participating securities	(936)	(1,406)	(633)
Net income attributable to Class A and Class B common stockholders	$12,077	$18,014	$8,057

Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.94	$1.41	$0.63
Diluted	0.94	1.38	0.61

Weighted-average shares used to compute net income per share attributable to Class A and Class B common stockholders:
Basic	12,895,561	12,814,774	12,738,887
Diluted	13,916,908	14,024,671	14,294,773

Cash dividends declared per share of common stock and common stock equivalents	$0.64	$0.64	$0.16

See accompanying notes to consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended April 30, 2017, 2016, and 2015
(In thousands)

	2017	2016	2015
Net income	$13,013	$19,420	$8,690
Unrealized gain (loss) on available-for-sale securities, net of taxes of $345, $326, and $-, respectively	580	(550)	—
Reclassified gain on sale of available-for-sale securities included in income, net of taxes of $20, $-, and $-, respectively	(30)	—	—
Foreign currency translation adjustment	(911)	(451)	(763)
Unrealized loss on interest rate swap agreement, net of taxes of $16, $-, and $-, respectively	(25)	—	—
Comprehensive income	$12,627	$18,419	$7,927

See accompanying notes to consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
Year ended April 30, 2017
(In thousands)

	Class A		Class B		Special voting preferred stock
	Common stock		Common stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at May 1, 2016	11,993	$120	900	$9	—	$—
Shares issued	6	—	—	—	—	—
Repurchase of common stock	(33)	—	—	—	—	—
Vesting of restricted stock	17	—	—	—	—	—
Converted Class B shares to Class A shares	700	7	(700)	(7)	—	—
Balance at April 30, 2017	12,683	$127	200	$2	—	$—

	Exchangeable shares		Additional paid-in capital	Accumulated other comprehensive income (loss), net	Retained earnings
	Shares	Amount				Total
Balance at May 1, 2016	1,000	$10	$7,153	$(1,698)	$105,907	$111,501
Exercise of stock options	—	—	—	—	—	—
Repurchase of common stock	—	—	(420)	—	—	(420)
Stock-based compensation expense	—	—	2,016	—	—	2,016
Tax impact of stock option activity	—	—	(378)	—	—	(378)
Net income	—	—	—	—	13,013	13,013
Cash dividends ($0.64 per share)	—	—	—	—	(8,891)	(8,891)
Foreign currency translation adjustment	—	—	—	(911)	—	(911)
Unrealized gain on available-for-sale securities, net of taxes	—	—	—	580	—	580
Reclassified gain on sale of available-for-sale securities included in income, net of taxes	—	—	—	(30)	—	(30)
Unrealized loss on interest rate swap agreement, net of taxes	—	—	—	(25)	—	(25)
Balance at April 30, 2017	1,000	$10	$8,371	$(2,084)	$110,029	$116,455

See accompanying notes to consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
Year ended April 30, 2016
(In thousands)

	Class A		Class B		Special voting preferred stock
	Common stock		Common stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at May 1, 2015	11,905	$119	900	$9	—	$—
Exercise of stock options	155	2	—	—	—	—
Shares issued	2	—	—	—	—	—
Repurchase of common stock	(82)	(1)	—	—	—	—
Vesting of restricted stock	13	—	—	—	—	—
Balance at April 30, 2016	11,993	$120	900	$9	—	$—

	Exchangeable shares		Additional paid-in capital	Accumulated other comprehensive income, net	Retained earnings
	Shares	Amount				Total
Balance at May 1, 2015	1,000	$10	$4,082	$(697)	$95,339	$98,862
Exercise of stock options	—	—	2,284	—	—	2,286
Repurchase of common stock	—	—	(1,976)	—	—	(1,977)
Stock-based compensation expense	—	—	1,863	—	—	1,863
Tax impact of stock option activity	—	—	900	—	—	900
Net income	—	—	—	—	19,420	19,420
Cash dividends ($0.64 per share)	—	—	—	—	(8,852)	(8,852)
Foreign currency translation adjustment	—	—	—	(451)	—	(451)
Unrealized gain on available-for-sale securities, net of taxes	—	—	—	(550)	—	(550)
Balance at April 30, 2016	1,000	$10	$7,153	$(1,698)	$105,907	$111,501

See accompanying notes to consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
Year ended April 30, 2015
(In thousands)

	Class A		Class B		Special voting preferred stock
	Common stock		Common stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at May 1, 2014	12,409	$124	900	$9	—	$—
Exercise of stock options	762	8	—	—	—	—
Shares issued	3	—	—	—	—	—
Repurchase of common stock	(1,284)	(13)	—	—	—	—
Vesting of restricted stock	15	—	—	—	—	—
Balance at April 30, 2015	11,905	$119	900	$9	—	$—

	Exchangeable shares		Additional paid-in capital	Accumulated other comprehensive income, net	Retained earnings
	Shares	Amount				Total
Balance at May 1, 2014	1,000	$10	$9,402	$66	$100,574	$110,185
Exercise of stock options	—	—	11,975	—	—	11,983
Repurchase of common stock	—	—	(24,575)	—	(11,720)	(36,308)
Stock-based compensation expense	—	—	2,477	—	—	2,477
Tax impact of stock option activity	—	—	4,803	—	—	4,803
Net income	—	—	—	—	8,690	8,690
Cash dividends ($0.16 per share)	—	—	—	—	(2,205)	(2,205)
Foreign currency translation adjustment	—	—	—	(763)	—	(763)
Balance at April 30, 2015	1,000	$10	$4,082	$(697)	$95,339	$98,862

See accompanying notes to consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended April 30, 2017, 2016, and 2015

(In thousands)

	2017	2016	2015
Cash flows from operating activities:
Net income	$13,013	$19,420	$8,690
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	10,378	7,282	5,726
Depreciation and amortization	8,325	6,872	8,499
Amortization of deferred financing costs	526	477	547
Impairment of goodwill and other assets	6,031	3,154	9,793
Other (gain) loss including sale of property, equipment, and software	(387)	14	246
Stock-based compensation expense related to equity classified awards	2,016	1,863	2,477
Gain on bargain purchases and sales of Company-owned offices	(1,100)	(855)	(414)
Gain on sale of available-for-sale securities	(50)	—	—
Equity in (gain) loss of affiliate	(11)	73	160
Deferred tax expense (benefit)	129	7,384	(3,545)
Changes in:
Accounts, notes, and interest receivable and deferred revenue	(10,437)	(14,228)	(8,869)
Prepaid expenses and other assets	125	210	(2,911)
Accounts payable and accrued expenses	556	(6,238)	2,685
Due to ADs	845	2,631	8,924
Income taxes payable (receivable)	2,487	1,758	(7,491)
Net cash provided by operating activities	32,446	29,817	24,517
Cash flows from investing activities:
Issuance of operating loans to franchisees and ADs	(94,133)	(101,552)	(93,365)
Payments received on operating loans to franchisees and ADs	89,562	89,786	88,776
Purchases of Company-owned offices, AD rights, and acquired customer lists	(10,049)	(4,787)	(8,246)
Proceeds from sale of Company-owned offices and AD rights	1,339	2,934	3,687
Purchase of available-for-sale securities	—	(4,999)	—
Proceeds from sale of available-for-sale securities	5,049	—	—
Purchases of property, equipment, and software	(5,022)	(10,692)	(11,463)
Net cash used in investing activities	(13,254)	(29,310)	(20,611)
Cash flows from financing activities:
Proceeds from the exercise of stock options	—	2,286	11,983
Repurchase of common stock	(420)	(1,977)	(36,308)
Dividends paid	(8,891)	(8,852)	(2,205)
Repayment of other long term-obligations	(1,541)	(2,429)	(4,349)
Repayment of mortgages and term loan	(3,740)	(1,742)	(1,501)
Borrowings under revolving credit facility	151,400	166,232	154,633
Repayments under revolving credit facility	(151,400)	(166,232)	(154,633)
Proceeds from mortgage debt	2,200	—	—
Payment for debt issue costs	(35)	—	(917)
Tax impact of stock option activity	60	900	4,803
Net cash used in financing activities	(12,367)	(11,814)	(28,494)
Effect of exchange rate changes on cash, net	(304)	(174)	(105)
Net increase (decrease) in cash and cash equivalents	6,521	(11,481)	(24,693)
Cash and cash equivalents at beginning of year	9,906	21,387	46,080
Cash and cash equivalents at end of year	$16,427	$9,906	$21,387

See accompanying notes to consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
Years ended April 30, 2017, 2016, and 2015
(In thousands)

	2017	2016	2015
Cash paid for interest, net of capitalized interest of $235, $325, and $200	$2,187	$1,628	$1,467
Cash paid for taxes, net of refunds	5,058	1,025	11,160
Accrued capitalized software costs included in accounts payable	55	407	168
During the years ended April 30, 2017, 2016, and 2015, the Company acquired certain assets from franchisees, ADs, and third parties as follows:
Fair value of assets purchased	$29,732	$19,726	$18,310
Receivables applied, net of amounts written-off, due ADs and related deferred revenue	(10,465)	(12,050)	(6,931)
Bargain purchase gains	(809)	(552)	(367)
Long-term obligations and accounts payable issued	(8,409)	(2,337)	(2,766)
Cash paid to franchisees, ADs, and third parties	$10,049	$4,787	$8,246
During the years ended April 30, 2017, 2016, and 2015, the Company sold certain assets to franchisees and ADs as follows:
Book value of assets sold	$7,555	$9,585	$11,469
Loss on sale - loss recognized	(107)	(131)	(298)
Gain on sale - revenue deferred	618	1,688	2,000
Notes received	(6,727)	(8,208)	(9,484)
Cash received from franchisees and ADs	$1,339	$2,934	$3,687

See accompanying notes to consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2017 and 2016

(1) Description of Business and Summary of Significant Accounting Policies
Description of Business
Liberty Tax, Inc. (the "Company"), a Delaware corporation, is a holding company engaged through its subsidiaries as a franchisor and, to a lesser degree, an operator of a system of income tax preparation offices located in the United States and Canada. The Company's principal operations are conducted through JTH Tax, Inc. (d/b/a Liberty Tax Service), the Company's largest subsidiary. Through this system of income tax preparation offices, the Company also facilitates refund-based tax settlement financial products, such as refund transfer products in the U.S. and personal income tax refund discounting in Canada. The Company also offers online tax preparation services. In fiscal 2015, the Company changed its name from JTH Holding, Inc. to Liberty Tax, Inc.
The Company provides a substantial amount of lending to its franchisees and area developers ("ADs"). The Company allows franchisees and ADs to finance a portion of the initial franchise fee and AD fee, which are paid over time. The Company also offers its franchisees working capital loans to fund their operations.
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

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2017 and 2016

Office Count
The following table shows the U.S. office activity, the number of processing centers and Canadian offices, and a breakdown of Company-owned and franchised offices for the 2017, 2016, and 2015 tax seasons.

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
SiempreTax+, operated 159 offices during the 2017 tax season compared to 144 during the 2016 season and 57 in the 2015 season. These offices consist of second offices opened by current franchisees in territories they already owned, conversions of existing Liberty Tax offices, and offices opened in new territories.
Territory Sales
The Company sold 73, 184, and 212 new territories during fiscal 2017, 2016 and 2015, respectively. New territories include territories sold to new franchisees and additional territories sold to existing franchisees.
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
Accounts Receivable - Accounts receivable are recorded at the invoiced amount net of an allowance for doubtful accounts and accrue finance charges at a 12% annual rate, compounded monthly, if unpaid after 30 days. Account balances are charged off against the allowance after all possible means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its accounts receivable.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2017 and 2016

Notes Receivable - Notes receivable are recorded less unrecognized revenue, net of an allowance for doubtful accounts. Unrecognized revenue relates to the financed portion of franchise fees and AD fees and, in the case of sales of Company-owned offices, the financed portion of gains related to such sales in each case where revenue has not yet been recognized. Interest income is accrued on the unpaid principal balance. The Company puts notes receivable on non-accrual status and provides an allowance against accrued interest if it is determined the likelihood of collecting substantially all of the note and accrued interest is not probable. Generally, payments received on notes receivable on non-accrual status are applied to the principal note balance until the note is current and then to interest income. Notes are written off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote.
Concentrations of credit risk - Financial instruments that could potentially subject the Company to concentrations of credit risk consist of accounts and notes receivable with its franchisees. The Company manages such risk by evaluating the financial position and value of the franchisees as well as obtaining the personal guarantee of the individual franchisees. At April 30, 2017 and 2016, there were no significant concentrations of credit risk associated with any individual franchisee or group of franchisees.
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
Assets Held for Sale - Assets held for sale consist of Company-owned offices that the Company intends to sell to a new or existing franchisee within one year. Assets held for sale are recorded at the lower of the carrying value or the estimated sales price, less costs to sell, and are evaluated for impairment at least annually. If in the opinion of management, the Company will not be able to sell such offices, within one year from the balance sheet date, the carrying amount is reclassified to held for use and a cumulative adjustment is recorded to depreciation and amortization expense. Additionally, in fiscal 2017, we transferred a building to assets held for sale as the building is up for sale.
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
Goodwill - Goodwill represents the excess of costs over fair value of assets of businesses acquired. The reporting unit for the acquisition of assets from various franchisees is considered to be the franchise territory, and these assets are operated as Company-owned offices. Goodwill is not amortized, but instead tested for impairment at least annually. Goodwill is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. The Company performed its annual impairment testing as of April 30, 2017.
Revenue Recognition - The Company earns revenue from the sales of franchises and granting of AD rights. Additionally, the Company earns revenue from royalties and advertising fees and other products and services. Typically, franchise rights are granted to franchisees for a term of five years with an option to renew at no additional cost. In exchange for franchise fees and royalties and advertising fees, the Company is obligated by its franchise agreements to provide training, an operations manual, site selection guidance, tax preparation software, operational assistance, tax and technical support, the ability to perform electronic filing, and marketing and advertising. Franchise fee revenue for the sales of individual territories is recognized when the obligations of the Company to prepare the franchisee for operation are substantially complete, up to the amount of cash received.
AD rights have historically been granted for a term of ten years. The Company changed the term of new and renewal AD contracts to six years in fiscal 2015. AD fees are recognized as revenue on a straight-line basis over the initial contract term of

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2017 and 2016

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
Interest income on notes receivable is recognized based on the outstanding principal note balance less unrecognized revenue unless it is put on non-accrual status. Interest income on the unrecognized revenue portion of notes receivable is recognized when received. For accounts receivable, interest income is recognized based on the outstanding receivable balance over 30 days old, net of an allowance.
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
Please see "Note 8 - Derivative Instruments and Hedging Activates" for a description of the cash flow hedge the Company entered into during fiscal 2017.
The Company did not have any outstanding derivative instruments or hedging activities as of April 30, 2016.
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

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2017 and 2016

in tax rates is recognized in income in the period that includes the enactment date. The Company has elected to classify interest charged on a tax settlement in interest expense, and accrued penalties, if any, in selling, general, and administrative expenses.
The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items.  We record unrecognized tax benefit liabilities for known or anticipated tax issues based on our analysis of whether, and the extent to which, additional taxes will be due.
Intangible Assets and Other Long-Lived Assets - Amortization on intangible assets is calculated using the straight-line method over the estimated useful lives of the assets, generally from two to ten years. Long-lived assets, such as property, equipment, and software, and other purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. Recognition and measurement of a potential impairment is performed for these assets at the lowest level where cash flows are individually identifiable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. Assets expected to be sold within one year are no longer depreciated or amortized. These assets are classified as held-for-sale and are presented separately in the appropriate section of the consolidated balance sheets at the lower of their carrying amount or fair value less estimated cost to sell.
Comprehensive Income - Comprehensive income consists of net income, foreign currency translation adjustments, reclassified gain on sale of available-for-sale securities, net of taxes, and the unrealized gains or losses on equity securities available for sale and derivatives determined to be cash flow hedges, net of taxes.
Advertising Expenses - Advertising costs, which consists of direct mail, radio, print media and online advertisements intended to attract new franchisees and customers, are expensed in the period incurred.
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
Stock-Based Compensation - The Company records the cost of its employee stock-based compensation as compensation expense in its consolidated statements of income. Compensation costs related to stock options are based on the grant-date fair value of awards using the Black-Scholes-Merton option pricing model and considering forfeitures. Compensation costs related to restricted stock units are based on the grant-date fair value and are amortized on a straight-line basis over the vesting period. For liability classified awards the Company records costs based on the fair value at the reporting date. The Company recognizes compensation costs for an equity-classified award that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award; changes in the fair value liability-classified awards are recognized as they occur. The Company reflects the excess tax benefits related to stock option exercises as additional paid-in capital on its consolidated balance sheets and as financing cash flows on its consolidated statements of cash flows.
Lease Accounting - The Company leases its store locations under operating leases. The Company recognizes minimum rent expense beginning when possession of the property is taken from the landlord. When a lease contains a predetermined fixed escalation of the minimum rent, the Company recognizes the related rent expense on a straight-line basis and records the difference between the recognized rental expense and the amounts payable under the lease as deferred rent.
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
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2017 and 2016

Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers." This update will replace existing revenue recognition guidance in GAAP and requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard is effective for the Company in fiscal year 2019, which begins on May 1, 2018. The standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption ("modified retrospective method"). The Company currently expects to apply the modified retrospective transition method upon adoption. The Company expects the adoption of the new guidance to change the timing of recognition of initial franchise fees and AD fees. Currently, franchise fees are generally recognized when our obligations to prepare the franchise for operation have been substantially completed and cash has been received and AD fees are recognized on the straight-line basis over the contract term not to exceed the amount of cash received. The new guidance will generally require these fees to be recognized over the term of the related franchise or AD agreements, which will impact the revenue recognized for franchise fees. The Company does not expect this new guidance to materially impact the recognition of royalty and advertising fees, financial products revenue or tax preparation fees. The Company is continuing to evaluate the impact the adoption of this new guidance will have on these and other revenue transactions, in addition to the impact on accounting policies and related disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, "Leases." This update will replace existing lease guidance in GAAP and will require lessees to recognize lease assets and lease liabilities on the balance sheet for all leases and disclose key information about leasing arrangements, such as information about variable lease payments and options to renew and terminate leases. When implemented, lessees and lessors will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The update is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently finalizing its implementation plan and evaluating the impact of the new pronouncement on its consolidated financial statements. The Company expects the adoption of this pronouncement to result in a material increase in the assets and liabilities on its consolidated balance sheets and to not have a material impact on its consolidated income statements.

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

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2017 and 2016

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

Segment Reporting
Management has identified two operating segments, U.S. operations and Canadian operations. Although there are two operating segments, each segment is engaged in providing tax return preparation and related services and products. These two operating segments, which have similar gross margin and sales trends, have been aggregated into a single reporting segment because both segments are similar in the nature of services offered, production process, type of customer, the distribution methods, and the regulatory environment in which they operate. Canadian operations contributed $7.0 million, $7.0 million, and $6.9 million in revenues for the years ended April 30, 2017, 2016, and 2015, respectively.

(2) Notes and Accounts Receivable
The Company provides financing to franchisees and ADs for the purchase of franchises, areas and Company-owned offices, and operating loans for working capital and equipment needs. The franchise-related notes generally are payable over five years and the operating loans generally are due within one year. Most notes bear interest at 12%.
Notes and interest receivable, net of unrecognized revenue, as of April 30, 2017 and 2016 are presented in the consolidated balance sheets as follows:

	2017	2016
	(In thousands)
Notes receivable - current	$27,845	$26,710
Notes receivable - non-current	18,213	25,514
Interest receivable, net of uncollectible amounts	1,967	1,944
Total notes and interest receivable, net of unrecognized revenue	$48,025	$54,168

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2017 and 2016

Most of the notes receivable are due from the Company's franchisees and ADs and are collateralized by the underlying franchise and, when the franchise or AD is an entity, are guaranteed by the owners of the respective entity. The debtors' ability to repay the notes is dependent upon both the performance of the tax preparation industry as a whole and the individual franchisees' or ADs' areas.
The table above does not include unrecognized revenue. Unrecognized revenue relates to the financed portion of franchise fees and AD fees and, in the case of sales of Company-owned offices, the financed portion of gains related to these sales in each case where revenue has not yet been recognized. For franchise fees and gains related to the sale of Company-owned offices, revenue is recorded as note payments are received by the Company. Payments on AD fee notes receivable generate a corresponding increase in deferred revenue, which is amortized into revenue over the life of the AD contract. In fiscal 2015 the Company changed the term of new and renewal AD contracts to six years from ten years and the revenue for these contracts will be recognized over that period, subject to the receipt of cash. Unrecognized revenue was $29.4 million and $35.2 million at April 30, 2017 and 2016, respectively.
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
Activity in the allowance for doubtful accounts for the years ended April 30, 2017, 2016, and 2015 was as follows.

	2017	2016	2015
	(In thousands)
Balance at beginning of year	$8,850	$7,355	$6,850
Provision for doubtful accounts	10,378	7,282	5,726
Write-offs	(7,119)	(5,737)	(5,122)
Foreign currency adjustment	(89)	(50)	(99)
Balance at end of year	$12,020	$8,850	$7,355
Management considers specific accounts and notes receivable to be impaired if the net amounts due exceed the fair value of the underlying franchise at the time of the annual valuation and estimates an allowance for doubtful accounts based on that excess. While not specifically identifiable as of the balance sheet date, the Company's experience also indicates that a portion of other accounts and notes receivable are also impaired, because management does not expect to collect all principal and interest due under the current contractual terms. Net amounts due include contractually obligated accounts and notes receivable plus accrued interest, net of unrecognized revenue, reduced by the allowance for uncollected interest, amounts due ADs, related deferred revenue, and amounts owed to the franchisee by the Company. In establishing the fair value of the underlying franchise, management considers a variety of factors including recent sales of Company-owned stores, recent sales between franchisees, net fees of open offices earned during the most recently completed tax season, and the number of unopened offices.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2017 and 2016

The allowance for doubtful accounts at April 30, 2017 and 2016 was allocated as follows.

	2017	2016
	(In thousands)
Impaired:
Accounts receivable	$11,396	$7,083
Notes and interest receivable, net of unrecognized revenue	14,646	12,960
Less amounts due to ADs and franchisees	(1,834)	(1,426)
Amounts receivable less amounts due to ADs and franchisees	$24,208	$18,617

Allowance for doubtful accounts for impaired accounts and notes receivable	$9,542	$7,787

Non-impaired:
Accounts receivable	$43,327	$42,825
Notes and interest receivable, net of unrecognized revenue	33,379	41,208
Less amounts due to ADs and franchisees	(23,119)	(26,183)
Amounts receivable less amounts due to ADs and franchisees	$53,587	$57,850

Allowance for doubtful accounts for non-impaired accounts and notes receivable	$2,478	$1,063

Total:
Accounts receivable	$54,723	$49,908
Notes and interest receivable, net of unrecognized revenue	48,025	54,168
Less amounts due to ADs and franchisees	(24,953)	(27,609)
Amounts receivable less amounts due to ADs and franchisees	$77,795	$76,467

Total allowance for doubtful accounts	$12,020	$8,850
The Company's average investment in impaired notes receivable during the fiscal years ended April 30, 2017, 2016, and 2015 was $11.3 million, $9.0 million, and $7.9 million, respectively. Interest income recognized related to performing impaired notes was $1.2 million, $0.9 million, and $0.7 million for the fiscal years ended April 30, 2017, 2016, and 2015, respectively.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2017 and 2016

Analysis of Past Due Receivables
The breakdown of accounts and notes receivable past due at April 30, 2017 and 2016 was as follows.

	2017
	Past due	Current	Interest receivable, net	Total receivables
	(In thousands)
Accounts receivable	$28,892	$25,831	$—	$54,723
Notes and interest receivable, net	7,034	39,024	1,967	48,025
Total accounts, notes, and interest receivable, net	$35,926	$64,855	$1,967	$102,748

	2016
	Past due	Current	Interest receivable, net	Total receivables
	(In thousands)
Accounts receivable	$24,712	$25,196	$—	$49,908
Notes and interest receivable, net	6,142	46,082	1,944	54,168
Total accounts, notes, and interest receivable, net	$30,854	$71,278	$1,944	$104,076
Accounts receivable are considered to be past due if unpaid 30 days after billing and notes receivable are considered past due if unpaid 90 days after due date. If it is determined the likelihood of collecting substantially all of the note and accrued interest is not probable the notes are put on non-accrual status. The Company's investment in notes receivable on nonaccrual status at April 30, 2017 and 2016 was $7.0 million and $6.1 million, respectively. Payments received on notes in nonaccrual status are applied to the principal note balance until the note is current and then to interest income. Nonaccrual notes that are paid current are moved back into accrual status during the next annual review.

(3) Investments
During the year ended April 30, 2016, the Company purchased a corporate equity security for $5.0 million, which was classified as available-for-sale and reported in other non-current assets. The Company recorded an unrealized loss at April 30, 2016 of $0.5 million, net of taxes, which was reported in the Company's consolidated statements of comprehensive income. This security was sold during the first half of fiscal 2017 and a gain on the sale of $50,000 was recognized and reclassified out of accumulated other comprehensive income, net of taxes and recorded as other income. The Company had no other such transactions during the year ended April 30, 2017.

(4) Property, Equipment, and Software, Net
Property, equipment, and software at April 30, 2017 and 2016 was as follows:

	2017	2016
	(In thousands)
Land and land improvements	$1,464	$2,413
Buildings and building improvements	7,964	8,733
Leasehold improvements	132	138
Furniture, fixtures, and equipment	5,788	6,307
Software	50,413	44,418
Property, equipment, and software, gross	65,761	62,009
Less accumulated depreciation and amortization	25,972	21,052
Property, equipment, and software, net	$39,789	$40,957

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2017 and 2016

The software included above includes both internally developed software and purchased software. Included in software are $20.2 million and $19.9 million of assets that had not been placed into service at April 30, 2017 and 2016, respectively. See Note 5 for a description of the impairment related to the Company's online software and acquired online customer lists in the year ended April 30, 2015.
Total depreciation and amortization expense on property, equipment, and software was $4.2 million, $4.7 million, and $5.5 million for the years ended April 30, 2017, 2016, and 2015, respectively.
The Company is obligated under various operating leases for office space that expire at various dates. At April 30, 2017, future minimum lease payments under non-cancelable operating leases with initial or remaining lease terms in excess of one year, together with amounts due from franchisees under subleases, were as follows:

	Lease payments	Sublease receipts
	(In thousands)
Year ending April 30:
2018	$9,518	$4,352
2019	5,885	2,733
2020	3,455	1,785
2021	1,591	726
2022	670	344
Thereafter	263	150
Total minimum lease payments	$21,382	$10,090
Total rent expense for operating leases, net of subleases, was $7.7 million, $4.7 million, and $3.2 million for the years ended April 30, 2017, 2016, and 2015, respectively.

(5) Goodwill and Intangible Assets
Changes in the carrying amount of goodwill for the years ended April 30, 2017 and 2016 were as follows:

	2017	2016
	(In thousands)
Balance at beginning of year	$4,228	$3,377
Acquisitions of assets from franchisees and third parties	3,649	960
Disposals and foreign currency changes, net	(226)	(52)
Impairments	(184)	(57)
Reclassified from assets held for sale	1,109	—
Balance at end of year	$8,576	$4,228
The Company performed its annual impairment review of goodwill and recorded impairment of $0.2 million and $0.1 million for the years ended April 30, 2017 and 2016, respectively.
The impairment recorded above was determined using the fair value of the underlying franchise, and where appropriate a discounted cash flow model, and is included in the depreciation, amortization and impairment charges in the consolidated statements of income.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2017 and 2016

Components of amortizable intangible assets as of April 30, 2017 and 2016 were as follows:

	April 30, 2017
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Customer lists acquired from unrelated third parties	4 years	$2,827	$(899)	$1,928
Assets acquired from franchisees:
Customer lists	4 years	1,189	(908)	281
Reacquired rights	2 years	935	(919)	16
AD rights	10 years	26,427	(7,428)	18,999
Total intangible assets		$31,378	$(10,154)	$21,224

	April 30, 2016
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Customer lists acquired from unrelated third parties	4 years	$1,027	$(339)	$688
Assets acquired from franchisees:
Customer lists	4 years	1,380	(500)	880
Reacquired rights	2 years	511	(482)	29
AD rights	10 years	20,218	(5,545)	14,673
Total intangible assets		$23,136	$(6,866)	$16,270

For the years ended April 30, 2017 and 2016 the Company recorded as intangible assets of less than $0.1 million, and $1.8 million, respectively, from acquisitions of various franchises and third parties. During fiscal 2017 and fiscal 2016, the majority of U.S. franchise acquisitions were recorded as assets held for sale, while Canadian franchise acquisitions continued to be recorded as intangible assets. All franchise acquisitions were accounted for as business combinations. Also during fiscal 2017 we purchased six offices which we have only preliminary estimates of fair values of the identifiable assets acquired.
The purchase price of assets acquired from franchisees and third parties and recorded as customer lists, reacquired rights, and goodwill and held for use during fiscal 2017 and 2016, was allocated as follows.

	2017	2016
	(In thousands)
Customer lists	$13	$728
Reacquired rights	11	39
Goodwill	25	1,048
Purchase price of assets acquired from franchisees, not held for sale	$49	$1,815
During the third and fourth quarters of 2017, the Company acquired the assets of six unrelated offices of smaller regional or local accounting firms for cash of $2.3 million and $2.8 million of estimated contingent consideration that is included in long-term obligations. The offices perform year round accounting services. The following table summarizes the preliminary estimates of the fair values of the identifiable assets acquired. The preliminary estimates of the fair value of identifiable assets are based on estimates and assumptions that are are subject to revisions, this may result in adjustments to the preliminary values presented below, when management's estimates are finalized:

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2017 and 2016

April 30, 2017
(in thousands)
Accounts receivable	$261
Property, equipment, and software, net	55
Customer lists	1,120
Goodwill	3,624
Total purchase price	$5,060

The Company intends to sell the majority of assets associated with Company-owned offices within one year. During the years ended April 30, 2017 and 2016, impairment analysis were performed for amortizable intangible assets. Write-downs of assets acquired from franchisees relate to Company-owned offices that were subsequently closed and impairment of the fair value of existing Company-owned offices. As a result, the carrying values of assets acquired from franchisees were reduced by less than $0.1 million for the fiscal year ended April 30, 2017, less than $0.1 million for 2016, and $0.5 million for 2015. These amounts were included in depreciation, amortization and impairment charges, in the consolidated statements of income. The Company estimated the fair value of assets associated with Company-owned offices based on various models.
For the years ended April 30, 2017, 2016, and 2015, amortization expense was $4.1 million, $2.3 million, and $3.6 million, respectively. Annual amortization expense for the next five years is estimated to be as follows (in thousands):

Year ending April 30:
2018	$3,664
2019	3,438
2020	3,109
2021	2,559
2022	2,269
Total estimated amortization expense	$15,039

(6) Assets Held for Sale
During fiscal 2017, the Company acquired $16.6 million in assets from U.S. franchisees and third parties that were first accounted for as business combinations, with the value allocated to customer lists and reacquired rights of $8.3 million and goodwill of $8.3 million prior to being recorded as assets held for sale. During fiscal 2016, the Company acquired $13.3 million in assets from U.S. franchisees and third parties that were first accounted for as business combinations, with the value allocated to customer lists and reacquired rights of $6.1 million and goodwill of $7.2 million prior to being recorded as assets held for sale. The acquired businesses are operated as Company-owned offices until a buyer is located and a new franchise agreement is entered into.
Changes in the carrying amounts of assets held for sale for the fiscal years ended April 30, 2017 and 2016 were as follows:

	2017	2016
	(In thousands)
Balance at beginning of year	$9,886	$5,160
Reacquired, acquired from third parties, and other	16,600	13,309
Dispositions	(7,994)	(6,526)
Impairment	(5,663)	(2,057)
Transferred to assets held for use	(2,428)	—
Transferred from property and equipment	1,588	—
Balance at end of year	$11,989	$9,886

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2017 and 2016

The Company acquired these assets for $5.1 million in cash, the issuance of $2.8 million in long-term obligations and $8.7 million of receivables applied.
During fiscal 2017, the Company reviewed assets held for sale for assets that were deemed unlikely to be sold in the next 12 months. Assets totaling $2.4 million, comprised of $0.7 million of customer lists, $0.6 million of reacquired rights and $1.1 million of goodwill, were identified and transferred to assets held for use. Amortization expense was recorded on a cumulative basis for customers lists and reacquired rights for $0.3 million and $0.5 million, respectively.
During fiscal 2017, the Company transferred a building it had previously been using and was classified as fixed assets to assets held for sale.

(7) Long-Term Obligations
The Company has an amended credit facility that consists of a $21.2 million term loan and a revolving credit facility that currently allows borrowing of up to $203.8 million with an accordion feature that permits the Company to request an increase in availability of up to an additional $50.0 million. Outstanding borrowings accrue interest, which is paid monthly, at a rate of the one-month London Interbank Offered Rate ("LIBOR") plus a margin ranging from 1.50% to 2.25% depending on the Company's leverage ratio. At April 30, 2017 and 2016, the interest rate was 2.73% and 2.06%, respectively, and the average interest rate paid during the fiscal year ended April 30, 2017 was 2.31%. A commitment fee is paid monthly that varies from 0.25% to 0.50% depending on the Company's leverage ratio on the unused portion of the credit facility. The indebtedness is collateralized by substantially all the assets of the Company and both loans mature on April 30, 2019 (except as to the commitments of one smaller lender under the revolving credit facility, which mature on September 30, 2017).
The credit facility contains certain financial covenants that the Company must meet, including leverage and fixed-charge coverage ratios as well as minimum net worth requirements. In addition, the Company must reduce the outstanding balance under its revolving loan to zero for a period of at least 45 consecutive days each fiscal year. The Company's borrowing availability on the credit facility at April 30, 2017 was $108.0 million. At April 30, 2017 and 2016, the Company had no outstanding borrowings under its revolving credit facility. The Company was in compliance with the financial covenants of its credit facility at April 30, 2017.
The credit facility also contains certain events of default that may cause the bank syndicate to terminate the credit facility and declare amounts owed to become immediately payable if they occur. At April 30, 2017, the Company has not incurred an event of default.
Debt at April 30, 2017 and 2016 was as follows:

	2017	2016
	(In thousands)
Term loan payable in quarterly principal installments of 2.50%, and 3.13% of the original amount borrowed for the years ending April 30, 2018 and 2019, respectively; on April 30, 2019 a balloon payment of $13,016 is payable.	$17,471	$18,884
Mortgage note payable to a bank in monthly installments ranging from $10 to $14 including interest at LIBOR plus 1.85%, which was 2.84% at April 30, 2017, through December 1, 2026; at that time a balloon payment of $779 is payable; subject to a prepayment penalty; collateralized by land and building.	2,160	—
Mortgage note payable to a bank in monthly installments of $16 including interest at 6.06% through September 2016; at that time a balloon payment of $2,213 is payable; subject to a prepayment penalty; collateralized by land and building.	—	2,230
Amounts due to former ADs, franchisees and third parties at zero percent interest; due May 2017 through April 2020.	6,568	2,317
Other debt	—	9
Total long-term obligations	26,199	23,440
Less current installments	7,738	5,947
Total long-term obligations, less current installments	$18,461	$17,493

As discussed in Note 1, the adoption of ASU 2015-03 and ASU 2015-15 resulted in the reclassification of $0.1 million of unamortized debt issuance costs related to the Company's borrowings from other assets to long-term obligations within our consolidated balance sheet for each period ended April 30, 2017 and 2016, respectively.
Aggregate maturities of long-term debt at April 30, 2017 were as follows (in thousands):

Year ending April 30:
2018	$7,738
2019	16,510
2020	171
2021	136
2022	140
Thereafter	1,504
Total long-term debt	$26,199

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
Interest rate swap agreements. In December 2016, in connection with obtaining a mortgage payable to a bank, the Company entered into an interest rate swap agreement, with a notional amount of $2.2 million, equal to the mortgage amount, that allows it to manage fluctuations in cash flow resulting from changes in the interest rate on the mortgage. This swap effectively changes the variable-rate of the Company's mortgage into a fixed rate of 4.12%.The Company has designated this swap agreement as a cash flow hedge. At April 30, 2017, the fair value of the interest rate swap is less than $0.1 million and is included in "Accounts payable and accrued expenses" on the accompanying consolidated balance sheets. The interest rate swap expires in December 2026.
Forward contracts related to foreign currency exchange rates. In connection with short-term advances made to its Canadian subsidiary related to personal income tax refund discounting, the Company enters into forward contracts to eliminate the exposure related to foreign currency fluctuations. Under the terms of the forward currency contracts, the exchange rate for repayments is fixed at the time advance is made and the advances are repaid prior to April 30 of each year. These forward contracts are designated as cash flow hedges. At April 30, 2017 and 2016, there were no remaining forward contracts

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2017 and 2016

outstanding. During the years ended April 30, 2017, 2016, and 2015, these foreign currency hedges were effective and, therefore, no amounts were recognized in the consolidated statements of income.
At April 30, 2017, there were no deferred gains related to forward contracts for foreign currency exchange rates accumulated in other comprehensive income.

(9) Stockholders' Equity
Preferred Stock and Exchangeable Shares
The Company has 190,000 shares of authorized Class A preferred stock with a par value of $0.01, of which none were issued and outstanding at April 30, 2017 and 2016.
The Company also has 10 shares of special voting preferred stock authorized, issued and outstanding with a par value of $0.01 and no liquidation value. Each share of special voting preferred stock entitles the holder to vote as if it represents 100,000 shares of Class A common stock. In conjunction with the special voting preferred stock, there are 1,000,000 exchangeable shares with a par value of $0.01 that are exchangeable at any time into an equal number of shares of Class A common stock of the Company. The special voting preferred stock will be canceled at the time the holder exchanges the exchangeable shares.
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
Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive loss at April 30, 2017 and 2016 are as follows.

	2017	2016
	(In thousands)
Foreign currency adjustment	$(2,059)	$(1,148)
Unrealized loss on equity securities available for sale, net of taxes	30	(550)
Gain on sale of available-for-sale securities, net of taxes	(30)	—
Interest rate swap agreements, net of tax	(25)	—
Total accumulated other comprehensive loss	$(2,084)	$(1,698)
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

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2017 and 2016

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
The computation of basic and diluted net income per share for the years ended April 30, 2017, 2016, and 2015 is as follows.

	2017
	Class A common stock	Class B common stock
	(In thousands, except for share and per share amounts)
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$12,745	$268
Amounts allocated to participating securities:
Exchangeable shares	(917)	(19)
Net income attributable to common stockholders	$11,828	$249
Denominator:
Weighted-average common shares outstanding	12,630,356	265,205
Basic net income per share	$0.94	$0.94

Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$11,828	$249
Reallocation of undistributed earnings as a result of assumed conversion of:
Class B common stock to Class A common stock	249	—
Exchangeable shares to Class A common stock	936	—
Net income attributable to stockholders	$13,013	$249
Denominator:
Number of shares used in basic computation	12,630,356	265,205
Weighted-average effect of dilutive securities:
Class B common stock to Class A common stock	265,205	—
Exchangeable shares to Class A common stock	1,000,000	—
Employee stock options and restricted stock units	21,347	407
Weighted-average diluted shares outstanding	13,916,908	265,612
Diluted net income per share	$0.94	$0.94

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2017 and 2016

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
April 30, 2017 and 2016

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
Diluted net income per share excludes the impact of shares of potential common stock from the exercise of options and vesting of restricted stock units to purchase 1,320,162, 429,644 and 210,416 shares for the years ended April 30, 2017, 2016, and 2015, respectively, because the effect would be anti-dilutive.

(10) Stock Compensation Plan
Stock Options
In August 2011, the Board of Directors approved the JTH Holding, Inc. 2011 Equity and Cash Incentive Plan. Employees and outside directors are eligible to receive awards and a total of 2,500,000 shares of Class A common stock were authorized for grant under the plan. At April 30, 2017, 1,082,412 shares of Class A common stock remained available for grant.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2017 and 2016

The following table summarizes the information for options granted in the years ended April 30, 2017, 2016, and 2015.

	2017	2016	2015
Weighted-average fair value of options granted	$2.45	$5.05	$9.59
Dividend yield	5.0% - 6.1%	2.8% - 3.7%	0.0% - 2.2%
Expected volatility	32.8% - 35.4%	32.4% - 35.6%	31.1% - 31.7%
Expected terms	5 - 6 years	4 - 6 years	5 years
Risk-free interest rates	1.2% - 2.1%	1.4% - 1.7%	1.6% - 1.9%
The Company does not have enough public trading history to calculate volatility for the term of the granted options, therefore, it used a 75/25 weighted-average volatility, weighing our public trading history and that of other public companies in the tax preparation industry.
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
Stock option activity during the years ended April 30, 2017, 2016, and 2015 was as follows:

	Number of options	Weighted average exercise price
Outstanding at April 30, 2014	1,940,406	$16.68
Granted	170,416	32.87
Exercised	(761,913)	15.73
Forfeited or expired	(5,350)	15.00
Outstanding at April 30, 2015	1,343,559	19.28
Granted	227,387	22.30
Exercised	(154,594)	14.79
Forfeited or expired	(151,790)	24.31
Outstanding at April 30, 2016	1,264,562	19.77
Granted	512,119	12.61
Exercised	—	—
Forfeited or expired	(389,350)	16.59
Outstanding at April 30, 2017	1,387,331	$18.02
Intrinsic value is defined as the fair value of the stock less the cost to exercise. There were no exercises of options in fiscal 2017, the total intrinsic value of options exercised was $0.9 million and $13.3 million during the years ended April 30, 2016 and 2015, respectively. The total intrinsic value of stock options outstanding at April 30, 2017 was $0.7 million. Outstanding options have vesting terms that range from six months to six years from the date of grant and expire from four to five years after the vesting date.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2017 and 2016

Nonvested stock options (options that had not vested in the period reported) activity during the years ended April 30, 2017, 2016, and 2015 was as follows:

	Nonvested options	Weighted average exercise price
Outstanding at April 30, 2014	485,000	$20.92
Granted	170,416	32.87
Vested	(270,000)	18.99
Forfeited	—	—
Outstanding at April 30, 2015	385,416	27.56
Granted	227,387	22.30
Vested	(173,750)	25.16
Forfeited	(50,000)	33.79
Outstanding at April 30, 2016	389,053	24.76
Granted	512,119	12.61
Vested	(223,054)	23.88
Forfeited	—	—
Outstanding at April 30, 2017	678,118	$15.88
At April 30, 2017, unrecognized compensation cost related to non-vested stock options was $2.0 million. These costs are expected to be expensed through fiscal 2021.
The following table summarizes information about stock options outstanding and exercisable at April 30, 2017.

	Options outstanding			Options exercisable
Range of Exercise Prices	Number of options outstanding	Weighted average exercise price	Weighted average remaining contractual life (in years)	Number of options exercisable	Weighted average exercise price
10.51 to 15.00	706,712	$13.27	4.7	194,593	$15.00
16.38 - 19.75	284,816	17.93	3.0	266,816	17.96
22.18 - 29.48	330,387	25.22	4.5	212,387	25.15
33.38	65,416	33.38	4.5	35,417	33.38
	1,387,331	$18.02		709,213	$20.07
Restricted Stock Units
The Company has awarded restricted stock units to its non-employee directors and certain employees. Restricted stock units are valued at the closing stock price the day preceding the grant date. Compensation costs associated with these restricted shares are amortized on a straight-line basis over the vesting period and recognized as an increase in additional paid-in capital. At April 30, 2017, unrecognized compensation cost related to restricted stock units was $2.0 million. These costs are expected to be recognized through fiscal 2022.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2017 and 2016

Restricted stock activity during the years ended April 30, 2017, 2016 and 2015 was as follows.

	Number of RSUs	Weighted Average Fair Value at Grant Date
Balance at April 30, 2014	21,445	$16.87
Granted	25,691	33.38
Vested	(14,746)	16.38
Forfeited	(3,461)	26.47
Balance at April 30, 2015	28,929	30.63
Granted	32,056	23.06
Vested	(13,394)	27.99
Forfeited	(4,799)	27.89
Balance at April 30, 2016	42,792	26.10
Granted	165,454	12.62
Vested	(17,118)	24.58
Forfeited	(14,732)	25.94
Balance at April 30, 2017	176,396	$13.61

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

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2017 and 2016

The following tables present, for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis at April 30, 2017 and 2016.

		April 30, 2017 Fair value measurements using
	Total	Level 1	Level 2	Level 3
	(In thousands)
Recurring assets:
Cash equivalents	$10,393	$10,393	$—	$—
Total recurring assets	10,393	10,393	—	—
Nonrecurring assets:
Impaired accounts and notes receivable, net of unearned revenue	16,500	—	—	16,500
Impaired goodwill	94	—	—	94
Impaired customer lists	18	—	—	18
Assets held for sale	11,989	—	—	11,989
Total nonrecurring assets	28,601	—	—	28,601
Total recurring and nonrecurring assets	$38,994	$10,393	$—	$28,601

Recurring liabilities
Contingent consideration included in obligations due former ADs, franchisees and others	3,215	—	—	3,215
Total recurring liabilities	$3,215	$—	$—	$3,215

		April 30, 2016 Fair value measurements using
	Total	Level 1	Level 2	Level 3
	(In thousands)
Recurring assets:
Cash equivalents	$7,140	$7,140	$—	$—
Available-for-sale securities	4,123	4,123	—	—
Total recurring assets	11,263	11,263	—	—
Nonrecurring assets:
Impaired accounts and notes receivable, net of unearned revenue	12,256	—	—	12,256
Impaired goodwill	63	—	—	63
Impaired reacquired rights	28	—	—	28
Impaired customer lists	34	—	—	34
Assets held for sale	9,886	—	—	9,886
Total nonrecurring assets	22,267	—	—	22,267
Total recurring and nonrecurring assets	$33,530	$11,263	$—	$22,267
The Company's policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1 or 2 recurring fair value measurements for the years ended April 30, 2017 and 2016.
The following methods and assumptions are used to estimate the fair value of our financial instruments.
Cash equivalents: The carrying amounts approximate fair value because of the short maturity of these instruments. Cash equivalent financial instruments consist of money market accounts.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2017 and 2016

Impaired accounts and notes receivable: Accounts and notes receivable are considered to be impaired if the net amounts due exceed the fair value of the underlying franchise or if management considers it probable that all principal and interest will not be collected when contractually due. In establishing the estimated fair value of the underlying franchise, consideration is given to a variety of factors, including, recent comparable sales of Company-owned stores, sales between franchisees, the net fees of open offices, and the number of unopened offices.
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
Assets held for sale: Assets held for sale are recorded at the lower of the carrying value or the expected sales price, less costs to sell, which approximates fair value. The expected sales price is generally calculated as a percentage of the prior year's net fees.
Contingent consideration included in long-term obligations: Contingent consideration is carried at fair value. The fair value of these obligations was determined based upon the estimated future net revenues of the acquired businesses.
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

(12) Employee 401(k) Plan
The Company sponsors a defined-contribution 401(k) profit sharing plan. Under the plan, employees who are 18 years of age and have completed 90 days of service are eligible to make voluntary contributions to the plan. The Company matches 50% of each employee's contribution up to 3% of the employee's salary. Total compensation expense related to these contributions was $0.5 million for each of the three years ended April 30, 2017, 2016, and 2015.
(13) Income Taxes
Management makes an assessment to determine if its deferred tax assets are more likely than not to be realized.  State tax carry-forwards and net operating losses of $0.1 million expire from 2017 to 2036.
We operate in multiple taxing jurisdictions within the U.S. and Canada and are subject to examination from various tax authorities. The liability for unrecognized tax expense included less than $100,000 of accrued interest as of April 30, 2017.  If recognized, this liability would impact the effective tax rate.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2017 and 2016

Interest incurred from income taxes is recognized as incurred and recorded as income tax expense on the consolidated statements of income. Penalties are recognized as incurred and recorded as nondeductible penalties expense and included in general and administrative expense on the consolidated statements of income.
Total income taxes were calculated for the years ended April 30, 2017, 2016, and 2015 as follows.

	2017	2016	2015
	(In thousands)
Income tax expense	$7,754	$11,058	$4,811
Tax impact of stock option activity	378	(900)	(4,803)
Unrealized gain (loss) on available-for-sale securities	—	(326)	—
Total income taxes	$8,132	$9,832	$8
Components of income tax expense for the years ended April 30, 2017, 2016, and 2015 were as follows.

	2017	2016	2015
	(In thousands)
Current:
Federal	$6,125	$2,748	$5,973
State	1,160	598	2,157
Foreign	293	328	226
Current tax expense	7,578	3,674	8,356
Deferred:
Federal	315	6,079	(2,629)
State	(183)	1,322	(950)
Foreign	44	(17)	34
Deferred tax expense (benefit)	176	7,384	(3,545)
Total income tax expense	$7,754	$11,058	$4,811
For the years ended April 30, 2017, 2016, and 2015, income before taxes consisted of the following.

	2017	2016	2015
	(In thousands)
U.S. operations	$19,558	$28,954	$12,459
Foreign operations	1,209	1,524	1,042
Income before income taxes	$20,767	$30,478	$13,501

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2017 and 2016

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations as a result of the following for the years ended April 30, 2017, 2016, and 2015.

	2017	2016	2015
	(In thousands)
Computed "expected" income tax expense	$7,269	$10,667	$4,725
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	634	1,126	1,034
Nondeductible expenses	211	246	308
Tax credits	(140)	(370)	(251)
Domestic production deduction	(158)	(538)	(466)
Stock compensation expense	58	31	(378)
Foreign tax rate differential	(86)	(222)	(104)
Rate change	(64)	—	18
Other	30	118	(75)
Total income tax expense	$7,754	$11,058	$4,811
The tax effect of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant portions of deferred tax assets and liabilities at April 30, 2017 and 2016 are as follows:

	2017	2016
	(In thousands)
Deferred tax assets:
Deferred revenue	$11,286	$1,236
Allowance for doubtful accounts	5,136	3,707
Goodwill, intangible assets, and assets held for sale	3,140	—
Unexercised nonqualified stock options	2,260	2,292
Accounts payable and accrued expense	1,954	594
Net operating loss	148	—
Total deferred tax assets	23,924	7,829
Deferred tax liabilities:
Property, equipment and software	12,916	10,285
Section 481(a) adjustment - change in accounting method	11,729	—
Intangible assets	2,048	—
Other current assets	505	370
Deferred contingencies	137	—
Total deferred tax liabilities	27,335	10,655
Net deferred tax liability	$(3,411)	$(2,826)
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
The Company has adopted the accounting and disclosure requirements for uncertain tax positions, which require a two-step approach to evaluate tax positions. This approach involves recognizing any tax positions that are more likely than not to

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2017 and 2016

occur and then measuring those positions to determine the amounts to be recognized in the financial statements. The Company has determined no reserves for uncertain tax positions were required at April 30, 2017 or 2016.
Foreign subsidiary net earnings that were considered permanently reinvested were $1.2 million, $1.5 million, and $1.0 million for the fiscal years ended April 30, 2017, 2016, and 2015, respectively. Because these foreign subsidiary net earnings are considered permanently reinvested, the amount of deferred tax liability that would need to be provided if these earnings were not reinvested is not reasonably determinable.
We are currently being audited in two tax jurisdictions and remain subject to examination until the statute of limitations expires for the respective tax jurisdictions. We currently do not believe that our open audit will result in an amount due. At April 30, 2017, the tax years that remain subject to examination by the Internal Revenue Service and other major taxing jurisdictions relate to the fiscal years ended April 30, 2016, 2015, and 2014.

(14) Related Party Transactions
The Company considers directors and their affiliated companies as well as executive officers and their immediate family to be related parties. For the years ended April 30, 2017, 2016, and 2015, the Company repurchased common stock from related parties as follows.

	2017	2016	2015
	(In thousands)
Common stock:
Shares repurchased	30	—	1,007
Amount	$378	$—	$26,954
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

(15) Commitments and Contingencies
In the ordinary course of operations, the Company may become a party to legal proceedings. Based upon information currently available, management believes that such legal proceedings, individually or in the aggregate, will not have a material adverse effect on the Company's business, financial condition, cash flows, or results of operations except as provided below.
JTH Tax, Inc. and SiempreTax LLC v. Gregory Aime, Aime Consulting, LLC, Aime Consulting, Inc. and Wolf Ventures, Inc. (Case No. 2:16-cv-279). We filed suit in the United States District Court for the Eastern District of Virginia against the defendants, former Company franchisees, on June 9, 2016, as amended on June 22, 2016, claiming the defendants breached the purchase and sale agreement (the “PSA”) entered between the parties on January 21, 2016 and that the defendants had failed to comply with the post termination obligations of the franchise agreements (together with the PSA, the “Aime Agreements”). We sought damages in an amount equal to three times the defendants’ earnings and profits, as well as injunctive relief to enforce the defendants to comply with the post termination obligations of the Aime Agreements, to be determined by the trier of fact. We specifically sought, in part, to enjoin the defendants from continued operation of a tax preparation business using the our protected trademarks, enforcement of the non-compete provision of the Aime Agreements, and an order that the defendants assign all of the leases related to the franchised businesses to us. On July 1, 2016, the Magistrate Judge issued a report and recommendation finding a likelihood of success on the merits and recommending entry of the requested temporary restraining order (the “TRO”) in our favor, which was adopted in part on August 3, 2016. On September 9, 2016, the defendants filed an answer and counterclaim against us, alleging breach of the PSA, breach of the implied covenant of good faith and fair dealing and fraud and seeking approximately $2.4 million in damages, plus future loss profits, punitive damages and other expenses. After a three-day bench trial, on January 13, 2017, the court vacated the TRO, finding in favor of the defendants. On February 15, 2017, the court issued its written opinion and order granting the defendants’ breach of contract and breach of the implied covenant of good faith and fair dealing claims, denying our claims against the defendants and finding certain post termination obligations to be unenforceable. Judgment was entered in favor of the defendants for approximately $2.7 million. We have

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2017 and 2016

reserved $2.7 million in connection with the judgment, which is recorded in "Accounts payable and accrued expense" in the accompanying consolidated balance sheets. We intend to vigorously defend our position and pursue an appeal of the judgment.
The Company is also party to claims and lawsuits that are considered to be ordinary, routine litigation incidental to the business, including claims and lawsuits concerning the preparation of customers' income tax returns, the fees charged to customers for various products and services, relationships with franchisees, intellectual property disputes, employment matters, and contract disputes. Although the Company cannot provide assurance that it will ultimately prevail in each instance, it believes the amount, if any, it will be required to pay in the discharge of liabilities or settlements in these claims will not have a material adverse impact on its consolidated results of operations, financial position or cash flows. Costs incurred with defending matters are expensed as incurred.

(16) Quarterly Financial Data (Unaudited)

	Three Months Ended
	April 30, 2017	January 31, 2017	October 31, 2016	July 31, 2016
	(In thousands, except per share amounts)
Revenue	$111,179	$48,423	$7,234	$7,149
Net income (loss)	$29,330	$2,455	$(9,342)	$(9,430)
Weighted-average basic shares outstanding	12,882,550	12,902,577	12,901,955	12,894,740
Weighted-average dilutive shares outstanding	13,934,941	13,924,210	12,901,955	12,894,740
Net income (loss) per share of Class A and Class B common stock:
Basic	$2.11	$0.18	$(0.72)	$(0.73)
Diluted	$2.10	$0.18	$(0.72)	$(0.73)
Cash dividends declared per share of common stock and common stock equivalents	$0.16	$0.16	$0.16	$0.16

	Three Months Ended
	April 30, 2016	January 31, 2016	October 31, 2015	July 31, 2015
	(In thousands, except per share amounts)
Revenue	$104,414	$53,621	$7,871	$7,523
Net income (loss)	$32,288	$4,738	$(9,070)	$(8,536)
Weighted-average basic shares outstanding	12,877,919	12,795,367	12,775,565	12,811,621
Weighted-average dilutive shares outstanding	13,967,568	14,002,356	12,775,565	12,811,621
Net income (loss) per share of Class A and Class B common stock:
Basic	$2.33	$0.34	$(0.71)	$(0.67)
Diluted	$2.31	$0.34	$(0.71)	$(0.67)
Cash dividends declared per share of common stock and common stock equivalents	$0.16	$0.16	$0.16	$0.16
Because most of the Company's customers file their tax returns during the period from January through April of each year, most of the Company's revenues are earned during this period. As a result, the Company generally operates at a loss through the first eight months of the fiscal year.

(17) Subsequent Events
On June 12, 2017, the Company's Board of Directors approved a cash dividend of $0.16 per share payable on July 28, 2017 to holders of record of common stock and common stock equivalents on July 14, 2017.