Form 10-Q
period 2017-07-31
Liberty Tax, Inc.
filed 2017-09-11
CIK 1528930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
 The number of shares outstanding of the registrant’s Class A common stock as of September 1, 2017 was 12,683,459 shares.
The number of shares outstanding of the registrant's Class B common stock as of September 1, 2017 was 200,000 shares.

LIBERTY TAX, INC.

Form 10-Q for the Quarterly Period Ended July 31, 2017

PART I. FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
July 31, 2017, April 30, 2017 and July 31, 2016
(In thousands, except share data)

	July 31, 2017	April 30, 2017	July 31, 2016
Assets	(unaudited)		(unaudited)
Current assets:
Cash and cash equivalents	$6,254	$16,427	$4,882
Receivables:
Accounts receivable	43,225	54,723	38,561
Notes receivable - current	33,493	27,845	34,474
Interest receivable, net of uncollectible amounts	2,554	1,967	2,826
Allowance for doubtful accounts - current	(8,745)	(10,052)	(6,284)
Total current receivables, net	70,527	74,483	69,577
Assets held for sale	14,678	11,989	16,623
Income taxes receivable	47	55	7,093
Deferred income tax asset	—	6,956	2,847
Other current assets	4,717	5,757	2,796
Total current assets	96,223	115,667	103,818
Property, equipment, and software, net of accumulated depreciation of $27,172, $25,972 and $23,826, respectively	39,744	39,789	41,013
Notes receivable, non-current	18,202	18,213	24,481
Allowance for doubtful accounts, non-current	(1,880)	(1,968)	(2,339)
Total notes receivables, non-current	16,322	16,245	22,142
Deferred tax asset - non-current	173	—	—
Goodwill	7,620	8,576	4,183
Other intangible assets, net	21,902	21,224	15,884
Other assets	2,814	2,767	3,246
Total assets	$184,798	$204,268	$190,286
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term obligations	$5,202	$7,738	$6,754
Accounts payable and accrued expenses	13,958	12,953	9,590
Due to Area Developers (ADs)	9,168	23,143	10,449
Income taxes payable	208	6,442	—
Deferred revenue - current	2,854	2,892	3,687
Total current liabilities	31,390	53,168	30,480
Long-term obligations, excluding current installments, net	17,816	18,461	18,298
Revolving credit facility	20,611	—	27,984
Deferred revenue and other - non-current	5,466	5,817	6,555
Deferred income tax liability	3,585	10,367	6,259
Total liabilities	78,868	87,813	89,576
Stockholders’ equity:
Special voting preferred stock, $0.01 par value per share, 10 shares authorized, issued and outstanding	—	—	—
Class A common stock, $0.01 par value per share, 21,200,000 shares authorized, 12,682,550, 12,682,550 and 12,594,756 shares issued and outstanding, respectively	127	127	126
Class B common stock, $0.01 par value per share, 1,000,000 shares authorized, 200,000, 200,000 and 300,000 shares issued and outstanding, respectively	2	2	3
Exchangeable shares, $0.01 par value, 1,000,000 shares authorized, issued and outstanding	10	10	10
Additional paid-in capital	8,925	8,371	7,897
Accumulated other comprehensive loss, net of taxes	(1,065)	(2,084)	(1,580)
Retained earnings	97,931	110,029	94,254
Total stockholders’ equity	105,930	116,455	100,710
Total liabilities and stockholders’ equity	$184,798	$204,268	$190,286

See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Three Months Ended July 31, 2017 and 2016 (unaudited)
(In thousands, except share count and per share data)

	Three Months Ended July 31,
	2017	2016
Revenue:
Franchise fees	$71	$240
Area Developer fees	1,068	970
Royalties and advertising fees	1,689	1,455
Financial products	582	536
Interest income	2,297	2,658
Assisted tax preparation fees, net of discounts	1,639	986
Other revenues	842	304
Total revenues	8,188	7,149
Operating expenses:
Employee compensation and benefits	9,991	9,682
Other costs and expenses	9,202	8,279
Area Developer expense	372	460
Advertising expense	2,376	1,918
Depreciation, amortization, and impairment charges	2,196	2,012
Total operating expenses	24,137	22,351
Loss from operations	(15,949)	(15,202)
Other income (expense):
Foreign currency transaction gain (loss)	110	(8)
Gain on sale of available-for-sale securities	—	50
Interest expense	(281)	(344)
Loss before income taxes	(16,120)	(15,504)
Income tax benefit	(6,362)	(6,074)
Net loss	(9,758)	(9,430)
Net loss per share attributable to Class A and Class B common stock:
Basic and diluted	$(0.76)	$(0.73)

Weighted-average shares outstanding basic and diluted	12,882,550	12,894,740

Dividends declared per share of common stock and common stock equivalents	$0.16	$0.16

See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
Three Months Ended July 31, 2017 and 2016 (unaudited)
(In thousands)

	Three Months Ended July 31,
	2017	2016

Net loss	$(9,758)	$(9,430)
Unrealized loss on interest rate swap agreement, net of taxes of $- and $-, respectively	(15)	—
Unrealized gain on available-for-sale securities, net of taxes of $- and $345, respectively	—	580
Reclassified gain on sale of available-for-sale securities included in income, net of taxes of $- and $20, respectively	—	(30)
Foreign currency translation adjustment	1,034	(431)
Comprehensive loss	$(8,739)	$(9,311)

 See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three Months Ended July 31, 2017 and 2016 (unaudited)
(In thousands)

	Three Months Ended July 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(9,758)	$(9,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	1,408	1,380
Depreciation, amortization, and impairment charges	2,196	2,012
Stock-based compensation expense	554	683
Gain on sale of available-for-sale securities	—	(50)
Gain on bargain purchases and sales of Company-owned offices	(536)	(28)
Deferred tax expense	(34)	578
Changes in accrued income taxes	(6,187)	(10,997)
Changes in other assets and liabilities	(2,167)	(6,071)
Net cash used in operating activities	(14,524)	(21,923)
Cash flows from investing activities:
Issuance of operating loans to franchisees and ADs	(11,275)	(10,828)
Payments received on operating loans to franchisees	1,545	1,096
Purchases of AD rights, Company-owned offices and acquired customer lists	(352)	(1,802)
Proceeds from sale of Company-owned offices and AD rights	76	46
Proceeds from sale of available-for-sale securities	—	5,049
Purchases of property, equipment and software	(1,110)	(1,556)
Net cash used in investing activities	(11,116)	(7,995)
Cash flows from financing activities:
Dividends paid	(2,339)	(2,223)
Repayment of amounts due to former ADs and franchisees	—	(423)
Repayment of long-term obligations	(3,283)	(416)
Borrowings under revolving credit facility	20,706	28,002
Repayments under revolving credit facility	(95)	(18)
Tax benefit of stock option exercises	—	60
Net cash provided by financing activities	14,989	24,982
Effect of exchange rate changes on cash, net	478	(88)
Net decrease in cash and cash equivalents	(10,173)	(5,024)
Cash and cash equivalents at beginning of period	16,427	9,906
Cash and cash equivalents at end of period	$6,254	$4,882

  See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three Months Ended July 31, 2017 and 2016 (unaudited)
(In thousands)

	Three Months Ended July 31,
	2017	2016
Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest of $145 and $106, respectively	$281	$241
Cash paid for taxes, net of refunds	(137)	4,286
Accrued capitalized software costs included in accounts payable	54	144
During the three months ended July 31, 2017 and 2016, the Company acquired certain assets from ADs, franchisees, and third parties as follows:
Fair value of assets purchased	$3,664	$8,622
Receivables applied, net of amounts written off, due ADs and related deferred revenue	(2,714)	(4,146)
Bargain purchase gains	(322)	(80)
Long-term obligations and accounts payable issued	(276)	(2,594)
Cash paid to ADs, franchisees and third parties	$352	$1,802
During the three months ended July 31, 2017 and 2016, the Company sold certain assets to ADs and franchisees as follows:
Book value of assets sold	$24	$1,191
Gain on sale - revenue deferred	18	12
Gain (loss) on sale - gain (loss) recognized	37	(12)
Notes received	(3)	(1,145)
Long-term obligations and accounts payable assumed	—	—
Cash received from ADs and franchisees	$76	$46

See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 31, 2017 and 2016 (Unaudited)

(1) Organization and Significant Accounting Policies

Description of Business
Liberty Tax, Inc. (the "Company"), a Delaware corporation, is a holding company engaged through its subsidiaries as a franchisor and, to a lesser degree, an operator of a system of income tax preparation offices located in the United States and Canada. The Company's principal operations are conducted through JTH Tax, Inc. (d/b/a Liberty Tax Service), the Company's largest subsidiary, and SiempreTax, LLC. Through this system of income tax preparation offices, the Company also facilitates refund-based tax settlement financial products, such as refund transfer products in the United States ("U.S.") and personal income tax refund discounting in Canada. The Company also offers online tax preparation services. The majority of offices are operated under the Liberty Tax Service and SiempreTax+ brands.

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

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information.  The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required only in annual financial statements.  Consolidated balance sheet data as of April 30, 2017 was derived from the Company’s April 30, 2017 Annual Report on Form 10-K filed on July 7, 2017.

In the opinion of management, all adjustments necessary for a fair presentation of such financial statements in accordance with GAAP have been recorded.  These adjustments consisted only of normal recurring items.  The accompanying consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in its April 30, 2017 Annual Report on Form 10-K filed on July 7, 2017.

Office Count
As a seasonal business, the Company works throughout the off season to open new offices, and at the same time, some of our franchisees will choose not to reopen for the next season. Some of these decisions are not made until January each year and the Company will report office count information for the quarter ended January 31, 2018 once all offices have been opened.
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
Accounting Pronouncements
On May 1, 2017, the Company adopted Accounting Standards Update ("ASU") No. 2016-09, "Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting." This update provides for simplification of the accounting for share-based payment transactions, including the income tax consequences and classification on the statement of cash flows. Under the update, the excess tax benefits and deficiencies that result from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes should be recognized as income tax expense or benefit in the reporting period in which they occur. Previously, the excess tax benefits were recognized in additional paid-in capital and tax deficiencies were recognized either as an offset to accumulated excess tax benefits, if any, or in the statement of operations. This amendment has been adopted by the Company on a prospective basis. The update also provides that excess tax benefits should be classified along with other income tax cash flows as an operating activity on the statement of cash flows. Prior to the update, excess tax benefits were separated from other income tax cash flows and classified as a financing activity. This amendment has been adopted by the Company on a prospective transition method basis. Additionally, cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows. Previously, no guidance was provided for cash flow classification of cash paid for tax-withholding purposes for shares withheld for tax purposes. This amendment has been adopted by the Company on a retrospective basis. There were no reclassifications of prior periods required as a result of the retrospective adoption of this amendment. Under the update, an entity can elect to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. The Company has elected to account for forfeitures when they occur. The impact to retained earnings as a result of the adoption was immaterial. All amendments of the update have been adopted for all periods beginning on or after May 1, 2017.

On May 1, 2017, the Company adopted ASU 2015-17, "Income Taxes (Topic 740)," which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as non-current. The update has been adopted prospectively to all deferred tax liabilities and assets and prior periods have not been retrospectively adjusted.

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers." This update will replace existing revenue recognition guidance in GAAP and requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard is effective for the Company in fiscal year 2019, which begins on May 1, 2018. The standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption ("modified retrospective method"). The Company currently expects to apply the modified retrospective transition method upon adoption. The Company expects the adoption of the new guidance to change the timing of recognition of initial franchise fees and AD fees. Currently, franchise fees are generally recognized when our obligations to prepare the franchise for operation have been substantially completed and cash has been received and AD fees are recognized on the straight-line basis over the contract term not to exceed the amount of cash received. The new guidance will generally require these fees to be recognized over the term of the related franchise or AD agreements, which will impact the revenue recognized for franchise fees. The Company does not expect this new guidance to materially impact the recognition of royalty and advertising fees, financial products revenue or tax preparation fees. The Company is continuing to evaluate the impact the adoption of this new guidance will have on these and other revenue transactions, in addition to the impact on accounting policies and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, "Leases." This update will replace existing lease guidance in GAAP and will require lessees to recognize lease assets and lease liabilities on the balance sheet for all leases and disclose key information about leasing arrangements, such as information about variable lease payments and options to renew and terminate leases. When implemented, lessees and lessors will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The update is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently finalizing its implementation plan and evaluating the impact of the new pronouncement on its consolidated financial statements. The Company expects the adoption of this pronouncement to result in a material increase in the assets and liabilities on its consolidated balance sheets and to not have a material impact on its consolidated statement of operations.

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

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business", which clarifies the definition of a business with the objection of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The ASU is effective for the Company beginning in the first quarter of fiscal year 2019. The Company is currently evaluating the impact of the adoption of this newly issued standard to its consolidated financial statements.

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

Foreign Operations
Canadian operations contributed $1.0 million and $0.9 million in revenues for the three months ended July 31, 2017 and 2016, respectively.

(2) Accounts and Notes Receivable

The Company provides financing to ADs and franchisees for the purchase of franchises, areas, Company-owned offices, and operating loans for working capital and equipment needs. The franchise-related notes generally are payable over five years and the operating loans generally are due within one year. Most notes bear interest at an annual rate of 12%.

Most of the notes receivable are due from the Company's ADs and franchisees and are collateralized by the underlying franchise and, when the AD or franchise is an entity, are guaranteed by the owners of the respective entity. The debtors' ability to repay the notes is dependent upon both the performance of the tax preparation industry as a whole and the individual franchise or AD areas.

At July 31, 2017, the Company had unfunded lending commitments for working capital loans to franchisees and ADs of $18.4 million through the end of the current fiscal year.

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
Activity in the allowance for doubtful accounts for the three months ended July 31, 2017 and 2016 was as follows:

	Three Months Ended July 31,
	2017	2016
	(In thousands)
Balance at beginning of period	$12,020	$8,850
Provision for doubtful accounts	1,408	1,380
Write-offs	(2,950)	(1,571)
Foreign currency adjustment	147	(36)
Balance at end of period	$10,625	$8,623

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

The allowance for doubtful accounts at July 31, 2017, April 30, 2016 and July 31, 2016, was allocated as follows:

	July 31, 2017	April 30, 2017	July 31, 2016
	(In thousands)
Impaired:
Notes and interest receivable, net of unrecognized revenue	$12,397	$14,646	$11,040
Accounts receivable	10,146	11,396	6,425
Less amounts due to ADs and franchisees	(1,312)	(1,834)	(1,251)
Amounts receivable less amounts due to ADs and franchisees	$21,231	$24,208	$16,214

Allowance for doubtful accounts for impaired notes and accounts receivable	$7,973	$9,542	$6,240

Non-impaired:
Notes and interest receivable, net of unrecognized revenue	$41,852	$33,379	$50,741
Accounts receivable	33,079	43,327	32,136
Less amounts due to ADs and franchisees	(8,239)	(23,119)	(10,335)
Amounts receivable less amounts due to ADs and franchisees	$66,692	$53,587	$72,542

Allowance for doubtful accounts for non-impaired notes and accounts receivable	$2,652	$2,478	$2,383

Total:
Notes and interest receivable, net of unrecognized revenue	$54,249	$48,025	$61,781
Accounts receivable	43,225	54,723	38,561
Less amounts due to ADs and franchisees	(9,551)	(24,953)	(11,586)
Amounts receivable less amounts due to ADs and franchisees	$87,923	$77,795	$88,756

Total allowance for doubtful accounts	$10,625	$12,020	$8,623

The Company’s average investment in impaired receivables during the three months ended July 31, 2017 and 2016 was $22.7 million and $17.4 million, respectively.

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
The breakdown of accounts and notes receivable past due at July 31, 2017 was as follows:

	Past due	Current	Total receivables
	(In thousands)
Accounts receivable	$40,373	$2,852	$43,225
Notes and interest receivable, net of unrecognized revenue (1)	11,345	42,904	54,249
Total accounts, notes and interest receivable	$51,718	$45,756	$97,474
(1)    Interest receivable is shown net of an allowance for uncollectible interest of $2.4 million.

The Company’s investment in notes receivable on non-accrual status was $13.7 million, $7.0 million and $13.2 million at July 31, 2017, April 30, 2017, and July 31, 2016, respectively. Payments received on notes in non-accrual status are applied to the principal until the note is current then to interest income.

(3) Goodwill and Intangible Assets
Changes in the carrying amount of goodwill for the three months ended July 31, 2017 and 2016 were as follows:

	July 31, 2017	July 31, 2016
	(In thousands)
Balance at beginning of period	$8,576	$4,228
Acquisitions of assets from franchisees and others	22	—
Disposals and foreign currency changes, net	54	(45)
Purchase price reallocation	(1,032)
Balance at end of period	$7,620	$4,183
Components of intangible assets were as follows as of July 31, 2017, April 30, 2016 and July 31, 2016:

	July 31, 2017
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Amortizable intangible assets:
Customer lists acquired from unrelated third parties	5 years	$3,188	$(1,058)	$2,130
Tradenames	3 years	$431	$(64)	367
Non-compete agreements	2 years	$241	$(55)	186
Assets acquired from franchisees:
Customer lists	4 years	1,266	(1,000)	266
Reacquired rights	2 years	956	(934)	22
AD rights	10 years	27,072	(8,141)	18,931
Total intangible assets		$33,154	$(11,252)	$21,902

	April 30, 2017
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Amortizable intangible assets:
Customer lists acquired from unrelated third parties	4 years	$2,827	$(899)	$1,928
Assets acquired from franchisees:
Customer lists	4 years	1,189	(908)	281
Reacquired rights	2 years	935	(919)	16
AD rights	10 years	26,427	(7,428)	18,999
Total intangible assets		$31,378	$(10,154)	$21,224

	July 31, 2016
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Amortizable intangible assets:
Customer lists acquired from unrelated third parties	4 years	$1,027	$(408)	$619
Assets acquired from franchisees:
Customer lists	4 years	1,355	(551)	804
Reacquired rights	2 years	491	(452)	39
AD rights	10 years	20,415	(5,993)	14,422
Total intangible assets		$23,288	$(7,404)	$15,884
The Company acquired $0.6 million of AD rights during the three months ended July 31, 2017. The Company did not acquire any AD rights during the three months ended July 31, 2016.
During the three months ended July 31, 2017 and July 31, 2016, the Company did not acquire any assets of U.S. or Canadian franchisees, or third parties that were not classified as assets held for sale.
During the third and fourth quarters of 2017, the Company acquired the assets of six unrelated offices of smaller regional or local accounting firms for cash of $2.3 million and $2.8 million of estimated contingent consideration that is included in long-term obligations. These offices perform year-round accounting services. The following table summarized the preliminary estimates of the fair values of the identifiable assets acquired and liabilities assumed as of the acquisition dates. The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in adjustments to the preliminary values presented below, when management's appraisals and estimates are finalized. In conjunction with the change in the preliminary estimate, the estimated life of customer lists was revised from four years to six years.

	Preliminary Estimates
	As Reported	As Revised
	April 30, 2017	July 31, 2017	Adjustments
	(in thousands)
Accounts receivable	$261	$261	$—
Property, equipment and software, net	55	55	—
Customer lists	1,120	1,480	360
Tradenames	—	431	431
Non-compete agreements	—	241	241
Goodwill	3,624	2,592	(1,032)
Total purchase price	$5,060	$5,060	$—
(4) Assets Held For Sale
At the end of the first quarter of fiscal 2018 and 2017, assets acquired from U.S. franchisees were classified as assets held for sale. During the three months ended July 31, 2017, the Company acquired $3.0 million in assets from U.S. franchisees and third parties that were first accounted for as business combinations, with the value allocated to customer lists and reacquired rights of $1.5 million and goodwill of $1.5 million prior to being recorded as assets held for sale. During the three months ended July 31, 2016, the Company acquired $7.6 million in assets from U.S. franchisees and third parties that were first accounted for as business combinations, with the value allocated to customer lists and reacquired rights of $4.1 million and goodwill of $3.5 million prior to being recorded as assets held for sale. The acquired businesses are operated as Company-owned offices until a buyer is located and a new franchise agreement is entered into.

Changes in the carrying amount of assets held for sale for the three months ended July 31, 2017 and 2016 were as follows:

	Three Months Ended July 31,
	2017	2016
	(In thousands)
Balance at beginning of period	$11,989	$9,886
Reacquired and acquired from third parties	2,979	7,647
Dispositions, impairments and other	(290)	(910)
Balance at end of period	$14,678	$16,623

During fiscal 2017, the Company reviewed assets held for sale that were deemed unlikely to be sold in the proceeding 12 months. Those identified were transferred to assets held for use and amortization expense was recorded on a cumulative basis for customer lists and reacquired rights.

(5) Long-Term Obligations

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

The average interest rate paid during the three months ended July 31, 2017 and 2016 was 2.81% and 2.07%, respectively. The indebtedness is collateralized by substantially all the assets of the Company and both loans mature on April 30, 2019.

The credit facility contains certain financial covenants that the Company must meet, including leverage and fixed-charge coverage ratios as well as minimum net worth requirements. In addition, the Company must reduce the outstanding balance under its revolving credit facility to zero for a period of at least 45 consecutive days each fiscal year. The Company was in compliance with the financial covenants at July 31, 2017.

In December 2016, the Company obtained a mortgage payable to a bank in monthly installments of principle payments plus interest at the one-month LIBOR plus 1.85% through December 2026 with a balloon payment of $0.8 million due at maturity. The mortgage is collateralized by land and building.

In December 2016, in connection with obtaining a mortgage payable to a bank, the Company entered into an interest rate swap agreement that allows it to manage fluctuations in cash flow resulting from changes in the interest rate on the mortgage. This swap effectively changes the variable-rate of the Company's mortgage into a fixed rate of 4.12%. The Company has designated this swap agreement as a cash flow hedge. At July 31, 2017, the fair value of the interest rate swap is less than $0.1 million and is included in accounts payable and accrued expenses. The interest rate swap expires in December 2026.

Long-term obligations at July 31, 2017, April 30, 2017, and July 31, 2016 consisted of the following:

	July 31, 2017	April 30, 2017	July 31, 2016
	(In thousands)
Credit Facility:
Revolver	$20,611	$—	$27,984
Term loan, net of debt issuance costs	16,409	17,471	18,500
Total credit facility	37,020	17,471	46,484

Long-Term Obligations
Term loan, net of debt issuance costs	16,409	17,471	18,500
Due former ADs, franchisees and third parties	4,479	6,568	4,330
Mortgages	2,130	2,160	2,222
	23,018	26,199	25,052
Less: current installments	(5,202)	(7,738)	(6,754)
Long-term obligations	$17,816	$18,461	$18,298

(6) Income Taxes

The Company computes its provision for, or benefit from, income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adjusting for the effects of any discrete income tax items specific to the period.

(7) Stockholders’ Equity

Stockholders' Equity Activity
During the three months ended July 31, 2017 and 2016, activity in stockholders’ equity was as follows:

	Three Months Ended July 31,
	2017	2016
	(in thousands, except for share amounts)
Class A common stock issued from the vesting of restricted stock and as director compensation	—	1,083
Class B common stock converted to Class A common shares	—	600,000

Stock-based compensation expense	$554	$683
Tax benefit of stock option exercises	$—	$60
Dividends declared	$2,339	$2,223

During the three months ended July 31, 2016, the sole holder of the Company's Class B common stock converted 600,000 of those shares to the Company's Class A common stock on a one-for-one basis and for no additional consideration.

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss at July 31, 2017, April 30, 2017 and July 31, 2016 were as follows.

	July 31, 2017	April 30, 2017	July 31, 2016
	(In thousands)
Foreign currency adjustment	$(1,026)	$(2,059)	$(1,580)
Unrealized loss on equity securities, available-for-sale, net of taxes	—	30	—
Gain on sale of available-for-sale securities, net of taxes	—	(30)	—
Unrealized gain on interest rate swap agreement, net of taxes	(39)	(25)	—
Total accumulated other comprehensive loss	$(1,065)	$(2,084)	$(1,580)

Net Loss per Share

Net loss per share of Class A and Class B common stock is computed using the two-class method. Basic net loss per share is computed by allocating undistributed earnings to common stock and participating securities (exchangeable shares) and using the weighted-average number of common stock outstanding during the period.  Undistributed losses are not allocated to participating securities because they do not meet the required criteria for such allocation.

Diluted net loss per share is computed using the weighted-average number of common stock and, if dilutive, the potential common stock outstanding during the period. Potential common stock consist of the incremental common stock issuable upon the exercise of stock options and vesting of restricted stock units. The dilutive effect of outstanding stock options and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method. Additionally, the computation of the diluted net loss per share of Class A common stock assumes the conversion of Class B common stock and exchangeable shares, if dilutive, while the diluted net loss per share of Class B common stock does not assume conversion of those shares.

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
The computation of basic and diluted net loss per share for the three months ended July 31, 2017 and 2016 is as follows:

	Three Months Ended July 31, 2017		Three Months Ended July 31, 2016
	Class A	Class B	Class A	Class B
	Common Stock	Common Stock	Common Stock	Common Stock
	(in thousands, except for share and per share amounts)
Basic and diluted net loss per share:
Numerator
Allocation of undistributed losses	$(9,607)	$(151)	$(9,120)	$(310)
Denominator
Weighted-average common stock outstanding	12,682,550	200,000	12,470,827	423,913

Basic and diluted net loss per share	$(0.76)	$(0.76)	$(0.73)	$(0.73)

As a result of the net losses for the periods shown, diluted net loss per share excludes the impact of shares of potential common stock from the exercise of options to purchase 1,391,423 and 1,262,182 shares for the three months ended July 31, 2017 and 2016, respectively, because the effect would be anti-dilutive.

(8) Stock Compensation Plans

Stock Options

The Company has an equity and cash incentive plan, for the issuance of up to 2,500,000 shares of Class A common stock in which employees and outside directors are eligible to receive awards. At July 31, 2017, 940,594 shares of Class A common stock remain available for grant.
Stock option activity during the three months ended July 31, 2017 was as follows:

	Number of options	Weighted average exercise price
Balance at beginning of period	1,387,331	$18.02
Granted	188,088	14.30
Exercised	—	—
Expired or forfeited	(73,353)	15.01
Balance at end of period	1,502,066	17.70

Intrinsic value is defined as the fair value of the stock less the cost to exercise. There were no options exercised during the three months ended July 31, 2017. The total intrinsic value of stock options outstanding at July 31, 2017 was $0.8 million. Stock options vest from six months to five years from the date of grant and expire from four to five years after the vesting date.
Nonvested stock options activity during the three months ended July 31, 2017 was as follows:

	Nonvested options	Weighted average exercise price
Balance at beginning of period	678,118	$15.88
Granted	188,088	14.30
Vested	(9,000)	10.51
Forfeited	—	—
Balance at end of period	857,206	15.59

At July 31, 2017, unrecognized compensation costs related to nonvested stock options were $2.2 million. These costs are expected to be recognized through fiscal 2021.
The following table summarizes information about stock options outstanding and exercisable at July 31, 2017:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of shares outstanding	Weighted average exercise price	Weighted average remaining contractual life (in years)	Number of options exercisable	Weighted average exercise price

$10.51 - $15.00	821,647	$13.35	5.4	130,440	$14.69
$15.01 - $19.75	284,616	17.92	2.8	266,616	17.96
$19.76 - $29.48	330,387	25.22	4.3	212,387	25.15
$29.48 - $33.38	65,416	33.38	4.3	35,417	33.38
	1,502,066	17.70		644,860	20.51

Restricted Stock Units

Restricted stock activity during the three months ended July 31, 2017 was as follows:

	Number of Restricted stock units	Weighted average fair value at grant date
Balance at beginning of period	176,396	$13.61
Granted	27,797	14.30
Vested	—	—
Forfeited	(714)	23.09
Balance at end of period	203,479	13.67

At July 31, 2017, unrecognized compensation costs related to restricted stock units were $2.2 million. These costs are expected to be recognized through fiscal 2022.

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

The Company measures or monitors certain of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for those assets and liabilities for which fair value is the primary basis of accounting. Other assets and liabilities are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The following tables present, at July 31, 2017, April 30, 2017 and July 31, 2016, for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis (in thousands):

	July 31, 2017
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Nonrecurring:
Impaired accounts and notes receivable, net of unearned revenue	$14,570	—	—	$14,570

Liabilities:
Recurring:
Contingent consideration included in obligations due to former ADs, franchisees and others	$4,186	$—	$—	$4,186
Interest rate swap agreement	39	—	39	—
Total recurring liabilities	$4,225	$—	$39	$4,186

	April 30, 2017
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Recurring:
Cash equivalents	$10,393	$10,393	$—	$—
Total recurring assets	10,393	10,393	—	—
Nonrecurring:
Impaired accounts and notes receivable, net of unearned revenue	16,500	—	—	16,500
Impaired goodwill	94	—	—	94
Impaired customer lists	18	—	—	18
Assets held for sale	11,989	—	—	11,989
Total nonrecurring assets	28,601	—	—	28,601
Total recurring and nonrecurring assets	$38,994	$10,393	$—	$28,601

Liabilities:
Recurring:
Contingent consideration included in obligations due to former ADs, franchisees and others	$3,215	—	$—	$3,215
Total recurring liabilities	$3,215	$—	$—	$3,215

	July 31, 2016
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Nonrecurring:
Impaired accounts and notes receivable, net of unearned revenue	$11,224	—	—	$11,224
Total recurring and nonrecurring assets	$11,224	$—	$—	$11,224
Liabilities:
Recurring:
Contingent consideration included in obligations due to former ADs, franchisees and others	$2,173	—	—	$2,173
Total recurring liabilities	$2,173	$—	$—	$2,173

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of level 1 or 2 requiring fair value measurements for each of the three months ended July 31, 2017 and 2016.

The following methods and assumptions are used to estimate the fair value of our financial instruments.

Cash equivalents: The carrying amounts approximate fair value because of the short maturity of these instruments. Cash equivalent financial instruments consist of money market accounts.

Impaired accounts and notes receivable, net of unearned revenue: Accounts and notes receivable are considered to be impaired if the net amounts due exceed the fair value of the underlying franchise or if management considers it probable that all principal and interest will not be collected when contractually due. In establishing the estimated fair value of the underlying franchise, consideration is given to recent sales between franchisees, sales of Company-owned stores, the net fees of open offices, and the number of unopened offices.

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

Contingent consideration included in obligations due to former ADs, franchisee and others: Obligations due to former ADs and franchisees related to estimated contingent consideration are carried at fair value. The fair value of these obligations was determined using a discounted cash flow model.

Interest rate swap agreement: Value of interest rate swap on variable rate mortgage debt. The fair value of this instrument was determined based on third party market research.

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
During fiscal 2017, the Company entered into a three-year contract to purchase a license for the use of Canadian tax software at a price of $0.9 million from a company in which it has an investment accounted for under the equity method. One of the members of the Company's Board of Directors is affiliated with the company providing this service.
(11) Commitments and Contingencies
In the ordinary course of operations, the Company may become a party to legal proceedings. Except as provided below and based upon information currently available, management believes that such legal proceedings, individually or in the aggregate, will not have a material adverse effect on the Company's business, financial condition, cash flows, or results of operations.
JTH Tax, Inc. and SiempreTax LLC v. Gregory Aime, Aime Consulting, LLC, Aime Consulting, Inc. and Wolf Ventures, Inc. (Case No. 2:16-cv-279). The Company filed suit in the United States District Court for the Eastern District of Virginia against the defendants, former Company franchisees, on June 9, 2016, as amended on June 22, 2016, claiming the defendants breached the purchase and sale agreement (the “PSA”) entered between the parties on January 21, 2016 and that the defendants had failed to comply with the post termination obligations of the franchise agreements (together with the PSA, the “Aime

Agreements”). The Company sought damages in an amount equal to three times the defendants’ earnings and profits, as well as injunctive relief to enforce the defendants to comply with the post termination obligations of the Aime Agreements, to be determined by the trier of fact. The Company specifically sought, in part, to enjoin the defendants from continued operation of a tax preparation business using the Company’s protected trademarks, enforcement of the non-compete provision of the Aime Agreements, and an order that the defendants assign all of the leases related to the franchised businesses to the Company. On July 1, 2016, the Magistrate Judge issued a report and recommendation finding a likelihood of success on the merits and recommending entry of the requested temporary restraining order (the “TRO”) in favor of the Company, which was adopted in part on August 3, 2016. On September 9, 2016, the defendants filed an answer and counterclaim against the Company, alleging breach of the PSA, breach of the implied covenant of good faith and fair dealing and fraud and seeking approximately $2.4 million in damages, plus future loss profits, punitive damages and other expenses.  After a three-day bench trial, on January 13, 2017, the court vacated the TRO, finding in favor of the defendants.  On February 15, 2017, the court issued its written opinion and order granting the defendants’ breach of contract and breach of the implied covenant of good faith and fair dealing claims, denying the Company’s claims against the defendants and finding certain post termination obligations to be unenforceable. Judgment was entered in favor of the defendants for approximately $2.7 million. The Company has accrued $2.7 million as of the fourth quarter of fiscal 2017 in connection with the judgment, which is recorded in "Accounts payable and accrued expense" in the accompanying consolidated balance sheets. The Company has filed an appeal of the judgment with the Fourth Circuit Court of Appeals.
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

(12) Subsequent Events

On September 5, 2017, the Board of Directors approved a quarterly cash dividend to stockholders of $0.16 per share payable on or about October 23, 2017 to holders of record of common stock and common stock equivalents on October 13, 2017.

On September 5, 2017, John T. Hewitt, the Chief Executive Officer and Chairman, was terminated by the Board of Directors, effective immediately. As Mr. Hewitt was terminated without cause, he will be eligible for severance of approximately $1.8 million, which is not reflected in the accompanying consolidated financial statements.

As part of the Company's initiatives to improve its overall profitability, certain contractual arrangements are being evaluated. Subsequent to July 31, 2017, the Company stopped using the services of one of its vendors (and no longer receive any benefits from such services). The Company is attempting to negotiate a settlement with the vendor, but if it is unsuccessful, a charge will be recognized during the second quarter of up to $2.4 million.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements concerning our business, operations, financial performance, and condition as well as our plans, objectives, and expectations for our business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, projections about our business and the industry in which we operate, and our management’s beliefs and assumptions. They are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. Factors that may cause such differences include, but are not limited to, the risks described under “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017 and other filings with the U.S. Securities and Exchange Commission ("SEC"), including:

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

•	the ability of our franchisees to open new territories and operate them successfully;

•	the ability of our franchisees to generate sufficient revenue to repay their indebtedness to us;

•	our ability to profitably manage Company-owned offices and sell to franchisees;

•	our exposure to litigation;

•	our ability and our franchisees’ ability to protect customers’ personal information, including from a cyber-security incident;

•	the impact of identity-theft concerns on customer attitudes toward our services;

•	our ability to access the credit markets and satisfy our covenants to lenders;

•	challenges in deploying accurate tax software in a timely way each tax season;

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

Overview

We are one of the leading providers of tax preparation services in the United States and Canada, last year, we operated 4,077 tax offices. As measured by the number of returns prepared, we believe we are one of the largest retail preparer of individual tax returns in the both the United States and Canada. Our tax preparation services and related tax settlement products are offered primarily through franchised locations, although we operate a limited number of Company-owned offices each tax season. See Note 1 "Description of Business and Summary of Significant Accounting Policies" in the notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017, for details of the U.S. office activity and the number of Canadian and Company-owned offices for the years ended April 30, 2017, 2016 and 2015.

Our revenue primarily consists of the following components:

•
Franchise Fees: Our standard franchise fee per territory ranges from $20,000 to $40,000, and we offer our franchisees flexible structures and financing options for franchise fees. Franchise fee revenue is recognized when our obligations to prepare the franchisee for operation are substantially complete and as cash is received.

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

For purposes of this section and throughout this quarterly report, all references to “fiscal 2018” and “fiscal 2017” refer to our fiscal years ending April 30, 2018 and ended April 30, 2017, respectively, and corresponding references to fiscal quarters are references to quarters within those fiscal years. For purposes of this section and throughout this quarterly report, all references to “year” or “years” are the respective fiscal year or years ended April 30 unless otherwise noted in this quarterly report, and all references to “tax season” refer to the period between January 1 and April 30 of the referenced year.

Results of Operations
The table below shows results of operations for the three months ended July 31, 2017 and 2016.

	Three Months Ended July 31,
			Change
	2017	2016	$	%
(dollars in thousands)
Total revenues	$8,188	$7,149	$1,039	15%
Loss from operations	(15,949)	(15,202)	(747)	5%
Net loss	(9,758)	(9,430)	(328)	3%
Revenues. The table below sets forth the components and changes in our revenues for the three months ended July 31, 2017 and 2016.

	Three Months Ended July 31,
			Change
	2017	2016	$	%
(dollars in thousands)
Franchise fees	$71	$240	$(169)	(70)%
Area Developer fees	1,068	970	98	10%
Royalties and advertising fees	1,689	1,455	234	16%
Financial products	582	536	46	9%
Interest income	2,297	2,658	(361)	(14)%
Assisted tax preparation fees, net of discounts	1,639	986	653	66%
Other revenues	842	304	538	177%
Total revenues	$8,188	$7,149	$1,039	15%

For the three months ended July 31, 2017, total revenues increased $1.0 million, or 15%, to $8.2 million compared to $7.1 million the same period last year. The increase was largely due to higher assisted tax preparation fees of $0.7 million driven by the year-round accounting offices we acquired in late fiscal 2017 along with an increase in other revenues of $0.5 million due to bargain purchase gains from territories which we reacquired at below market values; partially offset by lower franchise fees resulting from fewer new sales as well as a free-territory promotion for selected existing franchisees.

Operating expenses.    The table below details the amounts and changes in our operating expenses for the three months ended July 31, 2017 and 2016.

	Three Months Ended July 31,
			Change
	2017	2016	$	%
(dollars in thousands)
Employee compensation and benefits	$9,991	$9,682	$309	3%
Other costs and expenses	9,202	8,279	923	11%
Area Developer expense	372	460	(88)	(19)%
Advertising expense	2,376	1,918	458	24%
Depreciation, amortization, and impairment charges	2,196	2,012	184	9%
Total operating expenses	$24,137	$22,351	$1,786	8%

For the three months ended July 31, 2017, total operating expenses were $24.1 million compared to $22.4 million, representing an increase of $1.8 million, or 8%. The increase was primarily driven by the following:

•	a $0.9 million increase in other costs and expenses due primarily to higher rent and utility expense from our company-owned stores;

•	a $0.5 million increase in advertising expense for the recruitment of new franchisees as well as advertising expense associated with new client growth;

•	a $0.3 million increase in employee compensation and benefits mainly due to higher compensation associated with our new year-round Company-owned offices;

•	a $0.2 million increase in amortization expense due to the acquisition of our new year-round Company-owned offices, slightly offset by;

•	a reduction in area developer expense of $0.1 million.

Income tax benefit. We recorded income tax benefits with effective rates of 39.5% and 39.2% during the three months ended July 31, 2017 and July 31, 2016, respectively. Due to the seasonal nature of our business, we expect any losses that we incur through the first eight months of each fiscal year will be more than offset by the results of the last four months of the fiscal year.

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

We were in compliance with our financial covenants as of July 31, 2017.

Franchisee lending and potential exposure to credit loss.  At July 31, 2017, our total balance of loans to franchisees and ADs for working capital and equipment loans, representing cash amounts we had advanced to the franchisees and ADs, was $22.8 million. In addition, at that date, our franchisees and ADs together owed us an additional $74.7 million, net of unrecognized revenue of $23.9 million, for amounts representing the unpaid purchase price for franchise territories or areas comprising clusters of territories and other amounts owed to us for royalties and other amounts for which our franchisees and ADs had outstanding payment obligations.

Our actual exposure to potential credit loss associated with franchisee loans is less than the aggregate amount of those loans because a significant portion of those loans are to franchisees located within AD areas, where our AD is ultimately entitled to a substantial portion of the franchise fee and royalty revenues represented by some of these loans. For this reason, the amount of indebtedness of franchisees to us is effectively offset in part by our related payable obligation to ADs in respect of franchise fees and royalties. As of July 31, 2017, the total indebtedness of franchisees to us where the franchisee is located in an AD area was $57.5 million, of which $9.2 million of that indebtedness represents amounts ultimately payable to ADs as their share of franchise fees and royalties once cash is received.

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

 The unpaid amounts owed to us from our ADs and franchisees are collateralized by the underlying franchise or area and, when the franchise or area owner is an entity, are generally guaranteed by the related owners of the respective entity. Accordingly, to the extent a franchisee or AD does not satisfy its payment obligations to us, we may repossess the underlying franchise or area in order to resell it in the future. At July 31, 2017, we had an investment in impaired accounts and notes receivable and related interest receivable of approximately $21.2 million. We consider accounts and notes receivable to be impaired if the amounts due exceed the fair value of the underlying franchise and estimate an allowance for doubtful accounts based on that excess. Amounts due include the recorded value of the accounts and notes receivable reduced by the allowance for uncollected interest, amounts due to ADs for their portion of franchisee receivables, any related unrecognized revenue and amounts owed to the franchisee or AD by us. In establishing the fair value of the underlying franchise, we consider net fees of open territories and the number of unopened territories. At July 31, 2017, we have recorded an allowance for doubtful accounts for impaired accounts and notes receivable of $8.0 million. There were no significant concentrations of credit risk with any individual franchisee or AD as of July 31, 2017. We believe our allowance for doubtful accounts as of July 31, 2017 is adequate for our existing loss exposure. We closely monitor the performance of our franchisees and ADs and will adjust our allowances as appropriate if we determine the existing allowances are inadequate to cover estimated losses.

Dividends. Beginning in April 2015, we announced a $0.16 per share quarterly cash dividend and may continue to pay cash dividends in the future, the payment of dividends will be at the discretion of our Board of Directors and will depend, among other things, on our earnings, capital requirements, and financial condition. Our ability to pay dividends will also be subject to compliance with financial covenants that are contained in our credit facility and may be restricted by any future indebtedness that we incur or issuances of preferred stock. In addition, applicable law requires our Board of Directors to determine that we have adequate surplus prior to the declaration of dividends. We cannot provide an assurance that we will continue to pay dividends at any specific level or at all.

Sources and uses of cash

Operating activities. In the first three months of fiscal 2018, we used $7.4 million less cash in our operating activities compared to the same period in fiscal 2017. This decrease is primarily due to a change in timing of our estimated tax payments to the second quarter of fiscal 2018 compared to the first quarter.

Investing activities. In the first three months of fiscal 2018, we utilized $3.1 million more cash for investing activities compared to the same period in fiscal 2017. This increased usage is primarily due to a decrease of $5.0 million in cash generated from the sale of securities in the three months ended July 31, 2016, partially offset by a decrease of $1.5 million in cash used for the purchase of AD rights, Company-owned offices and acquired customers lists.

Financing activities. In the first three months of fiscal 2018, cash from financing activities decreased $10.0 million compared to the same period in fiscal 2017, largely due to a $7.3 million decrease in net borrowings under our revolving credit facility and an increase of $2.9 million for the repayment of long-term obligations relating to prior year AD and customer list acquisitions.

Future cash needs and capital requirements

Operating cash flow needs. We believe our credit facility entered into on April 30, 2012, as amended, will be sufficient to support our cash flow needs for the foreseeable future. At July 31, 2017, using the leverage ratio applicable under our loan covenants at the end of the quarter, our maximum unused borrowing capacity was $86.6 million.

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

Effect of our credit facility covenants on our future performance. Our credit facility, which matures on April 30, 2019, imposes several restrictive covenants, including a covenant that requires us to maintain a leverage ratio of not more than 5.5:1 at the end of each fiscal quarter ending January 31 and a leverage ratio of not more than 3.0:1 at the end of each other fiscal quarter. The higher permitted leverage ratio at the end of the January 31 quarter reflects the fact that as of that date, we have typically extended significant credit to our franchisees for working capital and other needs that is not reflected in repayments received from our franchisees until the period beginning in February each year. At July 31, 2017, our leverage ratio was 1.0:1.

We continue to be obligated under our credit facility to satisfy a fixed charge coverage ratio test, which requires that ratio to be not less than 1.50:1 at the end of every fiscal quarter. At July 31, 2017, our fixed charge coverage ratio was 4.9:1.

We were in compliance with the ratio tests described in this section as of July 31, 2017. We expect to be able to manage our cash flow and our operating activities in such a manner that we will continue to be able to satisfy our obligations under the credit facility for the remainder of the term of that facility.

Non-GAAP Financial Information. We report our financial results in accordance with generally accepted accounting principles in the U.S. ("GAAP"); however, we believe that earnings before interest, taxes, depreciation, amortization and impairment ("EBITDA") and non-GAAP results should be evaluated, in addition to, and not as an alternative for, net loss, as determined in accordance with GAAP. We consider our non-GAAP financial results to be a useful metric for management and investors to evaluate and compare current year results with prior periods. Because not all companies use the same calculations, our definition of EBITDA may not be comparable to similarly titled figures from other companies. In addition, when evaluating non-GAAP results, we exclude certain items that are not considered to be part of future operating results. Descriptions of the items which are excluded are as follows:

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

•	Gain on available-for-sale securities: We exclude from our non-GAAP financial measures gains and losses we record when we sell equity securities and other investments.

•	Executive sign-on bonus and recruitment costs: We exclude from our non-GAAP financial measures one-time costs incurred to attract and hire new executives.

The following is a reconciliation of EBITDA to GAAP Net Loss:

	Three Months Ended July 31,
	2017	2016
	(in thousands)
Net loss - as reported	$(9,758)	$(9,430)
Add back:
Interest expense	281	344
Income tax benefit	(6,362)	(6,074)
Depreciation, amortization, and impairment charges	2,196	2,012
Total Adjustments	(3,885)	(3,718)
EBITDA	$(13,643)	$(13,148)

The following is a reconciliation of our reported net loss to our non-GAAP financial measures. Amounts may not add or recalculate due to rounding.

Three Months Ended July 31, 2017
(in thousands except per share data)
	Revenues	Operating Expenses	Loss from Operations	EBITDA	Pre-tax Loss	Net Loss	Basic and Diluted EPS
As Reported	$8,188	$24,137	$(15,949)	$(13,643)	$(16,120)	$(9,758)	$(0.76)

Adjustments: (1)
Executive recruiting costs	—	(325)	325	325	325	197	0.02
Compliance Task Force and related costs	—	(172)	172	172	172	104	0.01
Total adjustments	—	(497)	497	497	497	301	0.03
Non-GAAP	$8,188	$23,640	$(15,452)	$(13,146)	$(15,623)	$(9,457)	$(0.73)

Three Months Ended July 31, 2016
(in thousands except per share data)
	Revenues	Operating Expenses	Loss from Operations	EBITDA	Pre-tax Loss	Net Loss	Basic and Diluted EPS
As Reported	$7,149	$22,351	$(15,202)	$(13,148)	$(15,504)	$(9,430)	$(0.73)

Adjustments: (1)
Executive severance including stock-based compensation	—	(877)	877	877	877	533	0.04
Compliance Task Force and related costs	—	(640)	640	640	640	389	0.03
Gain on available-for-sale securities	—	—	—	(50)	(50)	(30)	—
Total adjustments	—	(1,517)	1,517	1,467	1,467	892	0.07
Non-GAAP	$7,149	$20,834	$(13,685)	$(11,681)	$(14,037)	$(8,538)	$(0.66)

(1)    The net loss impact of the adjustments is calculated using the effective tax rate for the period.

Seasonality of Operations

Given the seasonal nature of the tax return preparation business, we have historically generated and expect to continue to generate most of our revenues during the period from January 1 through April 30 of each year. For example, in fiscal 2017 we earned 28% of our annual revenues during our fiscal third quarter ended January 31 and 92% of our annual revenues during the combined fiscal third and fourth quarters of 2017. We historically operate at a loss through the first eight months of each fiscal year, during which we incur costs associated with preparing for the upcoming tax season.

Off Balance Sheet Arrangements

We are a party to an interest rate swap agreement that allows us to manage fluctuations in cash flow resulting from changes in the interest rate on our variable rate mortgage. This swap effectively changes the variable-rate of our mortgage into a fixed rate of 4.12%. At July 31, 2017, the fair value of our interest rate swap was a liability of less than $0.1 million and was included in accounts payable and accrued expenses. The interest rate swap expires in December 2026.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks from those reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017.

ITEM 4
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of July 31, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2017, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.
Changes in Internal Control over Financial Reporting

During our most recent fiscal quarter ended July 31, 2017, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1
LEGAL PROCEEDINGS
For information regarding legal proceedings, please see "Note 13. Commitments and Contigencies" in Financial Statements, which information is incorporated herein by reference.

ITEM 1A
RISK FACTORS

There have been no material changes to our risk factors previously disclosed in Part I. Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2017.

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuances of unregistered securities during the three months ended July 31, 2017.

SHARE REPURCHASES

Our Board of Directors has authorized up to $10.0 million for share repurchases, which was increased $3.2 million on June 10, 2016. This authorization has no specific expiration date and cash proceeds from stock option exercises increase the amount of the authorization. In addition, the Board of Directors authorized an Area Developer repurchase program, which reduces the amount of the share repurchase authorization on a dollar-for-dollar basis. Shares repurchased from option exercises and RSUs vesting that are net-share settled by us and shares repurchased in privately negotiated transactions are not considered share repurchases under this authorization.

ITEM 6
EXHIBITS

We have filed the following exhibits as part of this report:

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

10.1
Retention Bonus and Restricted Stock Unit Agreement, effective as of September 6, 2017, by and between Liberty Tax, Inc. and Kathleen E. Donovan (Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 6, 2017) *
X

10.2
Retention Bonus and Restricted Stock Unit Agreement, effective as of September 6, 2017, by and between Liberty Tax, Inc. and Vanessa M. Szajnoga (Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 6, 2017) *
X

10.3
Retention Bonus and Restricted Stock Unit Agreement, effective as of September 6, 2017, by and between Liberty Tax, Inc. and Richard G. Artese (Exhibit 10.3 to the Company's Current Report on Form 8-K filed on September 6, 2017) *
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

* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Liberty Tax, Inc. (Registrant)

September 11, 2017	By:	/s/ Kathleen E. Donovan
Kathleen E. Donovan Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

10.1
Retention Bonus and Restricted Stock Unit Agreement, effective as of September 6, 2017, by and between Liberty Tax, Inc. and Kathleen E. Donovan (Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 6, 2017) *
X

10.2
Retention Bonus and Restricted Stock Unit Agreement, effective as of September 6, 2017, by and between Liberty Tax, Inc. and Vanessa M. Szajnoga (Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 6, 2017) *
X

10.3
Retention Bonus and Restricted Stock Unit Agreement, effective as of September 6, 2017, by and between Liberty Tax, Inc. and Richard G. Artese (Exhibit 10.3 to the Company's Current Report on Form 8-K filed on September 6, 2017) *
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

* Management contract or compensatory plan or arrangement