Form 10-Q
period 2017-10-31
Liberty Tax, Inc.
filed 2018-10-05
CIK 1528930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
 The number of shares outstanding of the registrant’s Class A common stock as of October 1, 2018 was 14,036,684 shares.

LIBERTY TAX, INC.

Form 10-Q for the Quarterly Period Ended October 31, 2017

PART I. FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS

LIBERTY TAX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
October 31, 2017, April 30, 2017 and October 31, 2016
(In thousands, except share data)

	October 31, 2017	April 30, 2017	October 31, 2016
Assets	(unaudited)		(unaudited)
Current assets:
Cash and cash equivalents	$5,173	$16,427	$3,739
Receivables:
Accounts receivable	41,850	54,723	37,967
Notes receivable - current	39,445	27,845	43,658
Interest receivable, net of uncollectible amounts	3,487	1,967	3,777
Allowance for doubtful accounts - current	(8,235)	(10,052)	(6,852)
Total current receivables, net	76,547	74,483	78,550
Assets held for sale	16,173	11,989	18,083
Income taxes receivable	14,726	55	15,936
Deferred income tax asset	—	6,956	3,192
Other current assets	3,909	5,757	3,196
Total current assets	116,528	115,667	122,696
Property, equipment, and software, net	39,747	39,789	41,487
Notes receivable, non-current	18,049	18,213	26,897
Allowance for doubtful accounts, non-current	(1,614)	(1,968)	(2,139)
Total notes receivables, non-current	16,435	16,245	24,758
Deferred tax asset - non-current	177	—	—
Goodwill	7,448	8,576	4,124
Other intangible assets, net	23,029	21,224	16,966
Other assets	2,651	2,767	3,274
Total assets	$206,015	$204,268	$213,305
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term obligations	$5,306	$7,738	$3,663
Accounts payable and accrued expenses	11,936	12,953	8,505
Due to Area Developers (ADs)	7,484	23,143	9,210
Income taxes payable	—	6,442	—
Deferred revenue - current	2,428	2,892	4,455
Total current liabilities	27,154	53,168	25,833
Long-term obligations, excluding current installments, net	17,106	18,461	17,068
Revolving credit facility	60,950	—	66,635
Deferred revenue and other - non-current	5,611	5,817	5,905
Deferred income tax liability	3,585	10,367	9,107
Total liabilities	114,406	87,813	124,548
Commitments and contingencies
Stockholders’ equity:
Special voting preferred stock, $0.01 par value per share, 10 shares authorized, issued and outstanding	—	—	—
Class A common stock, $0.01 par value per share, 21,200,000 shares authorized, 12,725,472, 12,682,550 and 12,594,756 shares issued and outstanding, respectively	127	127	127
Class B common stock, $0.01 par value per share, 1,000,000 shares authorized, 200,000 shares issued and outstanding, respectively	2	2	2
Exchangeable shares, $0.01 par value, 1,000,000 shares authorized, issued and outstanding	10	10	10
Additional paid-in capital	10,285	8,371	7,781
Accumulated other comprehensive loss, net of taxes	(1,393)	(2,084)	(1,850)
Retained earnings	82,578	110,029	82,687
Total stockholders’ equity	91,609	116,455	88,757
Total liabilities and stockholders’ equity	$206,015	$204,268	$213,305

See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
Three and Six Months Ended October 31, 2017 (unaudited) and 2016 (unaudited)
(In thousands, except share count and per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2017	2016	2017	2016
Revenue:
Franchise fees	$193	$364	$264	$604
Area Developer fees	634	1,147	1,702	2,117
Royalties and advertising fees	1,299	1,329	2,988	2,784
Financial products	636	247	1,218	783
Interest income	2,101	2,596	4,398	5,254
Assisted tax preparation fees, net of discounts	1,549	787	3,189	1,772
Other revenues	1,359	764	2,199	1,069
Total revenues	7,771	7,234	15,958	14,383
Operating expenses:
Employee compensation and benefits	10,712	8,914	20,703	18,596
Selling, general, and administrative expenses	9,554	9,207	18,754	17,486
Area Developer expense	397	561	769	1,021
Advertising expense	1,702	1,496	4,079	3,414
Depreciation, amortization, and impairment charges	2,334	1,815	4,530	3,827
Restructuring expense	3,371	—	3,371	—
Total operating expenses	28,070	21,993	52,206	44,344
Loss from operations	(20,299)	(14,759)	(36,248)	(29,961)
Other income (expense):
Foreign currency transaction gain (loss)	(39)	(17)	71	(25)
Gain on sale of available-for-sale securities	—	—	—	50
Interest expense	(508)	(732)	(789)	(1,076)
Loss before income taxes	(20,846)	(15,508)	(36,966)	(31,012)
Income tax benefit	(7,743)	(6,166)	(14,105)	(12,240)
Net loss	(13,103)	(9,342)	(22,861)	(18,772)
Net loss per share attributable to Class A and Class B common stock:
Basic and diluted	$(1.02)	$(0.72)	$(1.77)	$(1.46)

Weighted-average shares outstanding basic and diluted	12,903,626	12,901,955	12,893,088	12,898,347

Dividends declared per share of common stock and common stock equivalents	$0.16	$0.16	$0.32	$0.32

See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss
Three and Six Months Ended October 31, 2017 (unaudited) and 2016 (unaudited)
(In thousands)

	Three Months Ended October 31,		Six Months Ended October 31,
	2017	2016	2017	2016
Net loss	$(13,103)	$(9,342)	$(22,861)	$(18,772)
Unrealized gain on interest rate swap agreement, net of taxes of $9, $0, $9 and $0, respectively	26	—	11	—
Unrealized gain on available-for-sale securities, net of taxes of $0, $0, $0 and $345, respectively	—	—	—	580
Reclassified loss on sale of available-for-sale securities included in income, net of taxes of $0, $0, $0 and $20, respectively	—	—	—	(30)
Foreign currency translation adjustment	(354)	(271)	680	(702)
Comprehensive loss	$(13,431)	$(9,613)	$(22,170)	$(18,924)

 See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
Six Months Ended October 31, 2017 (unaudited) and 2016 (unaudited)
(In thousands)

	Six Months Ended October 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(22,861)	$(18,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	3,455	3,287
Depreciation, amortization, and impairment charges	4,530	3,827
Loss on disposal of fixed and intangible assets	841	—
Stock-based compensation expense	1,973	1,061
Gain on sale of available-for-sale securities	—	(50)
Gain on bargain purchases and sales of Company-owned offices	(729)	59
Deferred tax expense	7	2,635
Changes in accrued income taxes	(21,098)	(19,858)
Changes in other assets and liabilities	(5,742)	(11,198)
Net cash used in operating activities	(39,624)	(39,009)
Cash flows from investing activities:
Issuance of operating loans to franchisees and ADs	(21,082)	(23,865)
Payments received on operating loans to franchisees	2,110	1,766
Purchases of AD rights, Company-owned offices and acquired customer lists	(2,112)	(5,672)
Proceeds from sale of Company-owned offices and AD rights	76	983
Proceeds from sale of available-for-sale securities	—	5,049
Purchases of property, equipment and software	(2,704)	(3,092)
Net cash used in investing activities	(23,712)	(24,831)
Cash flows from financing activities:
Proceeds from the exercise of stock options	95	—
Tax impact of stock compensation	—	(39)
Dividends paid	(4,482)	(4,448)
Repayment of amounts due to former ADs and franchisees	(2,971)	(1,158)
Repayment of long-term obligations	(1,654)	(3,169)
Borrowings under revolving credit facility	61,257	66,809
Repayments under revolving credit facility	(307)	(174)
Cash paid for taxes on exercises/vesting of stock-based compensation	(153)	—
Tax benefit of stock option exercises	—	60
Net cash provided by financing activities	51,785	57,881
Effect of exchange rate changes on cash, net	297	(208)
Net decrease in cash and cash equivalents	(11,254)	(6,167)
Cash and cash equivalents at beginning of period	16,427	9,906
Cash and cash equivalents at end of period	$5,173	$3,739

  See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
Six Months Ended October 31, 2017 (unaudited) and 2016 (unaudited)
(In thousands)

	Six Months Ended October 31,
	2017	2016
Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest of $305 and $106, respectively	$761	$890
Cash paid for taxes, net of refunds	7,011	4,923
Accrued capitalized software costs included in accounts payable	70	40
During the six months ended October 31, 2017 and 2016, the Company acquired certain assets from ADs, franchisees, and third parties as follows:
Fair value of assets purchased	$8,002	$17,171
Receivables applied, net of amounts written off, due ADs and related deferred revenue	(4,327)	(8,009)
Bargain purchase gains	(674)	(210)
Long-term obligations and accounts payable issued to seller	(889)	(3,280)
Cash paid to ADs, franchisees and third parties	$2,112	$5,672
During the six months ended October 31, 2017 and 2016, the Company sold certain assets to ADs and franchisees as follows:
Book value of assets sold	$305	$6,529
Gain on sale - revenue deferred	18	617
loss on sale - loss recognized	(12)	(235)
Notes received	(235)	(4,400)
Long-term obligations and accounts payable assumed by acquiree	—	(1,528)
Cash received from ADs and franchisees	$76	$983

See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

October 31, 2017 and 2016 (Unaudited)

(1) Organization and Significant Accounting Policies

Description of Business
Liberty Tax, Inc. (the "Company"), a Delaware corporation, is a holding company engaged through its subsidiaries as a franchisor and, to a lesser degree, an operator of a system of income tax preparation offices located in the United States of America (the "U.S.") and Canada. The Company's principal operations are conducted through JTH Tax, Inc. (d/b/a Liberty Tax Service), the Company's largest subsidiary. Through this system of income tax preparation offices, the Company also facilitates refund-based tax settlement financial products, such as Refund Transfer products in the U.S. and personal income tax refund discounting in Canada. The Company also offers online tax preparation services. In fiscal 2015, the Company changed its name from JTH Holding, Inc. to Liberty Tax, Inc.

The Company provides a substantial amount of lending to its franchisees and area developers ("ADs"). The Company allows franchisees and ADs to defer a portion of the franchise fee and AD fee, which are paid over time. The Company also offers its franchisees working capital loans to assist in funding their operations between tax seasons.

The Company’s operating revenues are seasonal in nature, with peak revenues occurring in the months of January through April.  Therefore, results for interim periods are not indicative of results to be expected for the full year.

Unless the context requires otherwise, the terms "Liberty Tax," "Liberty Tax Service," "we," the "Company," "us," and "our" refer to Liberty Tax, Inc. and its consolidated subsidiaries.

Basis of Presentation
 The condensed consolidated financial statements include the accounts of Liberty Tax, Inc. and its wholly-owned subsidiaries. Assets and liabilities of the Company's Canadian operations have been translated into U.S. dollars using the exchange rate in effect at the end of the period. Revenues and expenses have been translated using the average exchange rates in effect each month of the period. Foreign exchange transaction gains and losses are recognized when incurred. The Company reclassifies to accounts payable checks issued in excess of funds available and reports them as cash flow from operating activities. The Company consolidates any entities in which it has a controlling interest, the usual condition of which is ownership of a majority voting interest. The Company also considers for consolidation an entity in which the Company has certain interests where a controlling financial interest may be achieved through arrangements that do not involve voting interests. Such an entity, known as a variable interest entity ("VIE"), is required to be consolidated by its primary beneficiary. The Company does not possess any ownership interests in franchisee entities; however, the Company may provide financial support to franchisee entities. Because the Company's franchise arrangements provide franchisee entities the power to direct the activities that most significantly impact their economic performance, the Company does not consider itself the primary beneficiary of any such entity that might be a VIE. Based on the results of management's analysis of potential VIEs, the Company has not consolidated any franchisee entities. The Company's maximum exposure to loss resulting from involvement with potential VIEs is attributable to accounts and notes receivables and future lease payments due from franchisees. When the Company does not have a controlling interest in an entity but has the ability to exert significant influence over the entity, the Company applies the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information.  The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required only in annual financial statements.  The consolidated balance sheet data as of April 30, 2017 was derived from the Company’s April 30, 2017 Annual Report on Form 10-K filed on July 7, 2017.

In the opinion of management, all adjustments necessary for a fair presentation of such condensed consolidated financial statements in accordance with GAAP have been recorded.  These adjustments consisted only of normal recurring items.  The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its April 30, 2017 Annual Report on Form 10-K filed on July 7, 2017.
Office Count
As a seasonal business, the Company works throughout the off season to open new offices, and at the same time, some of our franchisees will choose not to reopen for the next season. Some of these decisions are not made until January each year and the Company expects to report office count information for the quarter ended January 31, 2018 once all offices have been opened for the tax season.
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

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, the Company retitled the revenue line titled "Tax preparation fees, net of discounts" for the three and six months ended October 31, 2016 to "Assisted tax preparation fees, net of discounts". Revenue related to the Company's DIY online tax software was reclassified to "Other revenue" for the three and six months ended October 31, 2016.
Accounting Pronouncements
On May 1, 2017, the Company adopted Accounting Standards Update ("ASU") No. 2016-09, "Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting." This update provides for simplification of the accounting for share-based payment transactions, including the income tax consequences and classification on the statement of cash flows. Under the update, the excess tax benefits and deficiencies that result from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes should be recognized as income tax expense or benefit in the reporting period in which they occur. Previously, the excess tax benefits were recognized in additional paid-in capital and tax deficiencies were recognized either as an offset to accumulated excess tax benefits, if any, or in the consolidated statements of income. The update also provides that excess tax benefits should be classified along with other income tax cash flows as an operating activity on the consolidated statement of cash flows. Prior to the update, excess tax benefits were separated from other income tax cash flows and classified as a financing activity. These amendments have been adopted by the Company on a prospective transition method basis. Additionally, cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the consolidated statement of cash flows. Previously, no guidance was provided for cash flow classification of cash paid for tax-withholding purposes for shares withheld for tax purposes. This amendment has been adopted by the Company on a retrospective basis. There were no reclassifications of prior periods required as a result of the retrospective adoption of this amendment. Under the update, an entity can elect to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. The Company has elected to account for forfeitures when they occur. The impact to retained earnings as a result of the adoption was immaterial. All amendments of the update have been adopted for all periods beginning on or after May 1, 2017.

On May 1, 2017, the Company adopted ASU 2015-17, "Income Taxes (Topic 740)," which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as non-current. The update has been adopted prospectively to all deferred tax liabilities and assets and prior periods have not been retrospectively adjusted.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 replaces existing revenue recognition guidance and requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 is effective for the Company in fiscal year 2019, which began on May 1, 2018. The Company is in the process of implementing ASU 2014-09, and has made significant progress with its implementation plan. The Company expects ASU 2014-09 will have an impact on the Company’s financial statements, including the balance sheet, the statement of income, the statement of comprehensive income, the statement of stockholder's equity, the statement of cash flows, and disclosures. However, the Company has not completed its assessment or quantified the impact. The Company’s preliminary conclusion is ASU 2014-09 will change the timing of revenue recognition of initial franchise fees and area developer fees. Currently, franchise fees are recognized when the Company’s obligations to prepare the franchise for operations have been substantially completed and cash has been received. AD fees are recognized on a straight-line basis over the contract term not to exceed the amount of cash received. The Company’s preliminary conclusion is those fees will be recognized over the term of the related franchise or AD agreements under ASU 2014-09. The amount recognized for those fees will reflect the Company’s estimates of the amount of consideration to which it expects to be entitled, which may be lower than the contractual amounts of the fees. The Company’s preliminary conclusion is ASU 2014-09 will not materially impact the timing of revenue recognition of royalty and advertising fees, financial products revenue, or tax preparation fees. The Company plans to adopt ASU 2014-09 using the modified retrospective method. The Company will record a cumulative effective adjustment to retained earnings as of May 1, 2018. Results for reporting periods beginning after May 1, 2018 will be presented under the new guidance issued in ASU 2014-09. Prior period amounts will not be adjusted and will continue to be reported under the previous accounting standards.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." This update will replace existing lease guidance in GAAP and will require lessees to recognize lease assets and lease liabilities on the balance sheet for all leases and disclose key information about leasing arrangements, such as information about variable lease payments and options to renew and terminate leases. When implemented, lessees and lessors will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The update is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently finalizing its implementation plan and evaluating the impact of the new pronouncement on its consolidated financial statements. The Company expects the adoption of this pronouncement to result in a material increase in the assets and liabilities on its consolidated balance sheets and to not have a material impact on its consolidated statements of income.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230)", which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The update is intended to reduce the existing diversity in practice and is effective for the Company beginning with its first quarterly filing in fiscal year 2019. The Company will adopt the update for all periods beginning on or after May 1, 2018.

In June 2016, the FASB issued ASU No. 2016-13, "Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which changes how companies will measure credit losses for most financial assets and certain other instruments that aren't measured at fair value through net income. The standard replaces the "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost (which generally will result in the earlier recognition of allowances for losses) and requires companies to record allowances for available-for-sale debt securities, rather than reduce the carrying amount. In addition, companies will have to disclose significantly more information, including information used to track credit quality by year of origination, for most financing receivables. The ASU should be applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the standard is effective. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018, and interim periods therein. The ASU is effective for the Company beginning in the first quarter of fiscal year 2021. The Company is currently evaluating the impact of the adoption of this newly issued standard to its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business", which clarifies the definition of a business with the objection of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The ASU is effective for the Company beginning in the first quarter of fiscal year 2019. The Company will adopt the update for all periods beginning on or after May 1, 2018 and does not believe it will have an impact on its current accounting for business combinations.

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

Foreign Operations
Canadian operations contributed $0.4 million and $0.3 million in revenues for the three months ended October 31, 2017 and 2016, respectively and $1.4 million and $1.2 million in revenues for the six months ended October 31, 2017 and 2016, respectively.

(2) Accounts and Notes Receivable

The Company provides select financing to ADs and franchisees for the purchase of franchises, areas, Company-owned offices, and operating loans for working capital and equipment needs. The franchise-related notes generally are payable over five years and the operating loans generally are due within one year. Most notes bear interest at an annual rate of 12%.

Most of the notes receivable are due from the Company's ADs and franchisees and are collateralized by the underlying franchise and, when the AD or franchise is an entity, are guaranteed by the owners of the respective entity. The debtors' ability to repay the notes is dependent upon both the performance of the tax preparation industry as a whole and the individual franchise or AD areas.

At October 31, 2017, the Company had unfunded lending commitments for working capital loans to franchisees and ADs of $13.3 million through the end of the current fiscal year.

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
Activity in the allowance for doubtful accounts for the three and six months ended October 31, 2017 and 2016 was as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2017	2016	2017	2016
	(In thousands)
Balance at beginning of period	$10,625	$8,623	$12,020	$8,850
Provision for doubtful accounts	2,047	1,907	3,455	3,287
Write-offs	(2,773)	(1,512)	(5,723)	(3,083)
Foreign currency adjustment	(50)	(27)	97	(63)
Balance at end of period	$9,849	$8,991	$9,849	$8,991

Management considers specific accounts and notes receivable to be impaired if the net amounts due exceed the fair value of the underlying franchise at the time of the annual valuation performed as of April 30 of each year, and estimates an allowance for doubtful accounts based on that excess. In establishing the fair value of the underlying franchise, management considers a variety of factors, including recent sales between franchisees, sales of Company-owned stores, net fees of open offices earned during the most recently completed tax season, and the number of unopened offices. The Company performs its impairment analysis annually due to the seasonal nature of its operations. At the end of each fiscal quarter, the Company considers the activity during the period for accounts and notes receivable impaired at each prior fiscal year end and adjusts the allowance for doubtful accounts accordingly. While not specifically identifiable as of the balance sheet date, the Company's analysis of its experience also indicates that a portion of other accounts and notes receivable may not be collectible. Net amounts due include contractually obligated accounts and notes receivable plus accrued interest, reduced by unrecognized revenue, the allowance for uncollected interest, amounts due to ADs, and amounts owed to the franchisee by the Company.

The allowance for doubtful accounts at October 31, 2017, April 30, 2017 and October 31, 2016, was allocated as follows:

	October 31, 2017	April 30, 2017	October 31, 2016
	(In thousands)
Impaired:
Notes and interest receivable, net of unrecognized revenue	$13,778	$14,646	$9,595
Accounts receivable	10,026	11,396	6,257
Less amounts due to ADs and franchisees	(1,010)	(1,834)	(944)
Amounts receivable less amounts due to ADs and franchisees	$22,794	$24,208	$14,908

Allowance for doubtful accounts for impaired notes and accounts receivable	$8,109	$9,542	$6,333

Non-impaired:
Notes and interest receivable, net of unrecognized revenue	$47,203	$33,379	$64,737
Accounts receivable	31,824	43,327	31,710
Less amounts due to ADs and franchisees	(7,024)	(23,119)	(8,962)
Amounts receivable less amounts due to ADs and franchisees	$72,003	$53,587	$87,485

Allowance for doubtful accounts for non-impaired notes and accounts receivable	$1,740	$2,478	$2,658

Total:
Notes and interest receivable, net of unrecognized revenue	$60,981	$48,025	$74,332
Accounts receivable	41,850	54,723	37,967
Less amounts due to ADs and franchisees	(8,034)	(24,953)	(9,906)
Amounts receivable less amounts due to ADs and franchisees	$94,797	$77,795	$102,393

Total allowance for doubtful accounts	$9,849	$12,020	$8,991

The Company’s average investment in impaired receivables during the six months ended October 31, 2017 and 2016 was $23.5 million and $16.8 million, respectively.

Analysis of Past Due Receivables

The breakdown of accounts and notes receivable past due at October 31, 2017 was as follows:

	Past due	Current	Interest receivable, net	Total receivables
	(In thousands)
Accounts receivable	$36,789	$5,061	$—	$41,850
Notes and interest receivable, net (1)	11,322	46,172	3,487	60,981
Total accounts, notes and interest receivable, net	$48,111	$51,233	$3,487	$102,831
(1) Interest receivable is shown net of an allowance for uncollectible interest of $2.4 million.

Accounts receivable are considered to be past due if unpaid 30 days after billing, and notes receivable are considered past due if unpaid 90 days after the due date. If it is determined the likelihood of collecting substantially all of the notes and accrued interest is not probable the notes are put on non-accrual status. The Company’s investment in notes receivable on non-accrual status was $11.3 million, $7.0 million and $11.5 million at October 31, 2017, April 30, 2017, and October 31, 2016, respectively. Payments received on notes in non-accrual status are applied to the principal until the note is current then to interest income. Non-accrual notes that are paid current and expected to remain current are moved back into accrual status during the next annual review.

(3) Restructuring Expense

The Company incurred $3.4 million of expenses in the three and six months ended October 31, 2017 related to restructuring initiatives implemented to improve the Company's overall profitability. The expenses incurred are presented in the Restructuring expense line item in the consolidated statements of income. The composition of the restructuring expenses incurred for the three and six months ended October 31, 2017 were as follows (in thousands):

Expense	Cash	Accrued Expenses	Non-cash	Total Expense
Contract termination costs - licensing and support	$355	$1,700	$—	$2,055
Contract termination costs - impairment	—	—	549	549
Property and intangible impairments and exit costs	236	30	292	558
Employee termination costs	182	27	—	209
Total	$773	$1,757	$841	$3,371

The property and intangible impairments and exit costs were comprised of expenses related to lease obligations and non-cash charges associated with intangible write-downs. The accrued restructuring expenses are primarily related to maintenance termination costs of $1.7 million. $0.7 million is included in "Accounts payable and accrued expenses" and $1.0 million is included in "Deferred revenue and other - non-current" lines in the accompanying consolidated balance sheets.

The Company has incurred additional expenses and charges in fiscal 2019 comprised of expenses related to lease obligations and non-cash charges associated with intangible write-downs. The restructuring initiatives are expected to be completed by October 2018.

(4) Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the six months ended October 31, 2017 and 2016 were as follows:

	October 31, 2017	October 31, 2016
	(In thousands)
Balance at beginning of period	$8,576	$4,228
Acquisitions of assets from franchisees and others	29	—
Disposals and foreign currency changes, net	(125)	(104)
Purchase price reallocation	(1,032)	—
Balance at end of period	$7,448	$4,124
Components of intangible assets were as follows as of October 31, 2017, April 30, 2017 and October 31, 2016:

	October 31, 2017
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Amortizable intangible assets:
Customer lists acquired from unrelated third parties	5 years	$3,188	$(1,224)	$1,964
Tradenames	3 years	431	(100)	331
Non-compete agreements	2 years	241	(85)	156
Assets acquired from franchisees:
Customer lists	4 years	1,212	(1,011)	201
Reacquired rights	2 years	946	(926)	20
AD rights	9 years	29,260	(8,903)	20,357
Total intangible assets		$35,278	$(12,249)	$23,029

	April 30, 2017
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Amortizable intangible assets:
Customer lists acquired from unrelated third parties	4 years	$2,827	$(899)	$1,928
Assets acquired from franchisees:
Customer lists	4 years	1,189	(908)	281
Reacquired rights	2 years	935	(919)	16
AD rights	10 years	26,427	(7,428)	18,999
Total intangible assets		$31,378	$(10,154)	$21,224

	October 31, 2016
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Amortizable intangible assets:
Customer lists acquired from unrelated third parties	4 years	$1,027	$(478)	$549
Assets acquired from franchisees:
Customer lists	4 years	1,323	(605)	718
Reacquired rights	2 years	466	(444)	22
AD rights	10 years	21,790	(6,113)	15,677
Total intangible assets		$24,606	$(7,640)	$16,966
The Company acquired $2.8 million of AD rights during the six months ended October 31, 2017. The Company did not acquire any AD rights during the six months ended October 31, 2016.
During the six months ended October 31, 2017 and October 31, 2016, the Company did not acquire any assets of U.S. or Canadian franchisees, or third parties that were not classified as assets held for sale.
During the third and fourth quarters of fiscal 2017, the Company acquired the assets of six unrelated offices of smaller regional or local accounting firms for cash of $2.3 million and $2.7 million of contingent consideration that is included in long-term obligations. These offices perform year-round accounting services. No adjustments to the fair values of the identifiable assets acquired and liabilities assumed as of the acquisition dates were recorded in the three months ended October 31, 2017.

(5) Assets Held For Sale

At the end of the second quarter of fiscal 2018 and 2017, assets acquired from U.S. franchisees were classified as assets held for sale. During the six months ended October 31, 2017, the Company acquired $5.2 million in assets from U.S. franchisees and third parties that were first accounted for as business combinations, with the value allocated to customer lists and reacquired rights of $2.6 million and goodwill of $2.6 million prior to being recorded as assets held for sale. During the six months ended October 31, 2016, the Company acquired $13.6 million in assets from U.S. franchisees and third parties that were first accounted for as business combinations, with the value allocated to customer lists and reacquired rights of $6.5 million and goodwill of $7.1 million prior to being recorded as assets held for sale. The Company intends to sell the majority of assets associated with Company-owned offices within one year. The acquired businesses are operated as Company-owned offices until a buyer is located and a new franchise agreement is entered into.

Changes in the carrying amount of assets held for sale for the six months ended October 31, 2017 and 2016 were as follows:

	Six Months Ended October 31,
	2017	2016
	(In thousands)
Balance at beginning of period	$11,989	$9,886
Reacquired and acquired from third parties	5,231	13,647
Sold or terminated, impairments and other	(1,047)	(5,450)
Balance at end of period	$16,173	$18,083

During fiscal 2017, the Company reviewed assets held for sale that were deemed unlikely to be sold in the preceding 12 months. Those identified were transferred to assets held for use and amortization expense was recorded on a cumulative basis for customer lists and reacquired rights.

(6) Long-Term Obligations

The Company has a credit facility that consists of a term loan with original principal of $21.2 million and a revolving credit facility that currently allows borrowing of up to $203.8 million with an accordion feature that permits the Company to request an increase in availability of up to an additional $50.0 million. Outstanding borrowings accrue interest, which is paid monthly at a rate of the one-month London Interbank Offered Rate ("LIBOR") plus a margin ranging from 1.50% to 2.25% depending on the Company’s leverage ratio.

The average interest rate paid during the six months ended October 31, 2017 and 2016 was 2.91% and 2.16%, respectively. The indebtedness is collateralized by substantially all the assets of the Company, and both loans mature on April 30, 2019.

The credit facility contains certain financial covenants that the Company must meet, including leverage and fixed-charge coverage ratios as well as minimum net worth requirements. In addition, the Company must reduce the outstanding balance under its revolving credit facility to zero for a period of at least 45 consecutive days each fiscal year. The Company was in compliance with the financial covenants at October 31, 2017.

In December 2016, the Company obtained a mortgage payable to a bank in monthly installments of principal payments plus interest at the one-month LIBOR plus 1.85% through December 2026 with a balloon payment of $0.8 million due at maturity. The mortgage is collateralized by land and building.

In December 2016, in connection with obtaining a mortgage payable to a bank, the Company entered into an interest rate swap agreement that allows it to manage fluctuations in cash flow resulting from changes in the interest rate on the mortgage. This swap effectively changes the variable-rate of the Company's mortgage into a fixed rate of 4.12%. The Company has designated this swap agreement as a cash flow hedge. At October 31, 2017, the fair value of the interest rate swap is less than $0.1 million and is included in accounts payable and accrued expenses. The interest rate swap expires in December 2026.

Long-term obligations at October 31, 2017, April 30, 2017, and October 31, 2016 consisted of the following:

	October 31, 2017	April 30, 2017	October 31, 2016
	(In thousands)
Credit Facility:
Revolver	$60,950	$—	$66,635
Term loan, net of debt issuance costs	15,898	17,471	17,983
Total credit facility	76,848	17,471	84,618

Long-Term Obligations
Term loan, net of debt issuance costs	15,898	17,471	17,983
Due former ADs, franchisees and third parties	4,414	6,568	2,748
Mortgages	2,100	2,160	—
	22,412	26,199	20,731
Less: current installments	(5,306)	(7,738)	(3,663)
Long-term obligations	$17,106	$18,461	$17,068

(7) Income Taxes

The Company computes its provision for, or benefit from, income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adjusting for the effects of any discrete income tax items specific to the period.

(8) Stockholders’ Equity

Stockholders' Equity Activity
During the six months ended October 31, 2017 and 2016, activity in stockholders’ equity was as follows:

	Six Months Ended October 31,
	2017	2016
	(in thousands, except for share amounts)
Class A common stock issued from the vesting of restricted stock and as director compensation	33,922	18,800
Class B common stock converted to Class A common shares	—	700,000
Class A common stock repurchased	—	3,118

Proceeds from exercise of stock options	$95	$—
Stock-based compensation expense	$1,973	$1,061
Repurchase of common stock	—	39
Tax benefit of stock option exercises	$—	$(394)
Dividends declared	$4,590	$4,448

During the six months ended October 31, 2016, the sole holder of the Company's Class B common stock converted 700,000 of those shares to the Company's Class A common stock on a one-for-one basis and for no additional consideration.

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss at October 31, 2017, April 30, 2017 and October 31, 2016 were as follows.

	October 31, 2017	April 30, 2017	October 31, 2016
	(In thousands)
Foreign currency adjustment	$(1,380)	$(2,059)	$(1,850)
Unrealized gain on equity securities, available-for-sale, net of taxes	—	30	—
Loss on sale of available-for-sale securities, net of taxes	—	(30)	—
Unrealized loss on interest rate swap agreement, net of taxes	(13)	(25)	—
Total accumulated other comprehensive loss	$(1,393)	$(2,084)	$(1,850)

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

Diluted net loss per share is computed using the weighted-average number of common stock and, if dilutive, the potential common stock outstanding during the period. Potential common stock consists of the incremental common stock issuable upon the exercise of stock options and vesting of restricted stock units. The dilutive effect of outstanding stock options and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method. Additionally, the computation of the diluted net loss per share of Class A common stock assumes the conversion of Class B common stock and exchangeable shares, if dilutive, while the diluted net loss per share of Class B common stock does not assume conversion of those shares.

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
The computation of basic and diluted net loss per share for the three and six months ended October 31, 2017 and 2016 is as follows:

	Three Months Ended October 31, 2017		Three Months Ended October 31, 2016
	Class A	Class B	Class A	Class B
	Common Stock	Common Stock	Common Stock	Common Stock
	(in thousands, except for share and per share amounts)
Basic and diluted net loss per share:
Numerator
Allocation of undistributed losses	$(12,900)	$(203)	$(9,172)	$(170)
Denominator
Weighted-average common stock outstanding	12,703,626	200,000	12,667,172	234,783

Basic and diluted net loss per share	$(1.02)	$(1.02)	$(0.72)	$(0.72)

As a result of the net losses for the periods shown, diluted net loss per share excludes the impact of shares of potential common stock from the exercise of options to purchase 1,067,327 and 1,180,412 shares for the three months ended October 31, 2017 and 2016, respectively, because the effect would be anti-dilutive.

	Six Months Ended October 31, 2017		Six Months Ended October 31, 2016
	Class A	Class B	Class A	Class B
	Common Stock	Common Stock	Common Stock	Common Stock
	(in thousands, except for share and per share amounts)
Basic and diluted net loss per share:
Numerator
Allocation of undistributed losses	$(22,506)	$(355)	$(18,292)	$(480)
Denominator
Weighted-average common stock outstanding	12,693,088	200,000	12,568,999	329,348

Basic and diluted net loss per share	$(1.77)	$(1.77)	$(1.46)	$(1.46)

As a result of the net losses for the periods shown, diluted net loss per share excludes the impact of shares of potential common stock from the exercise of options to purchase 1,362,807 and 1,191,785 shares for the six months ended October 31, 2017 and 2016, respectively, because the effect would be anti-dilutive.

(9) Stock Compensation Plans

Stock Options

The Company has an equity and cash incentive plan, for the issuance of up to 2,500,000 shares of Class A common stock in which employees and outside directors are eligible to receive awards. At October 31, 2017, 943,873 shares of Class A common stock remain available for grant.
Stock option activity during the six months ended October 31, 2017 was as follows:

	Number of options	Weighted average exercise price
Balance at beginning of period	1,387,331	$18.02
Granted	188,088	14.30
Exercised	(9,000)	10.51
Expired or forfeited	(91,353)	14.12
Balance at end of period	1,475,066	$17.83

Intrinsic value is defined as the fair value of the stock less the cost to exercise. The total intrinsic value of options exercised during the six months ended October 31, 2017 was less than $0.1 million. The total intrinsic value of stock options outstanding at October 31, 2017 was $0.2 million. Stock options vest from six months to five years from the date of grant and expire from four to five years after the vesting date.
Nonvested stock options activity during the six months ended October 31, 2017 was as follows:

	Nonvested options	Weighted average exercise price
Balance at beginning of period	678,118	$15.88
Granted	188,088	14.30
Vested	(523,119)	13.58
Forfeited	(18,000)	10.51
Balance at end of period	325,087	$18.95

The termination of the Company's CEO resulted in the vesting of 340,071 options. At October 31, 2017, unrecognized compensation costs related to nonvested stock options were $1.2 million. These costs are expected to be recognized through fiscal 2021.
The following table summarizes information about stock options outstanding and exercisable at October 31, 2017:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of shares outstanding	Weighted average exercise price	Weighted average remaining contractual life (in years)	Number of options exercisable	Weighted average exercise price

$10.50 - $15.00	794,647	$13.44	5.2	606,559	$13.19
$15.01 - $19.75	284,616	17.93	2.5	266,616	17.96
$19.76 - $29.48	330,387	25.22	4.0	231,387	25.25
$29.48 - $33.38	65,416	33.38	4.0	45,417	33.38
	1,475,066	$15.96		1,149,979	$17.52

Restricted Stock Units

Restricted stock activity during the six months ended October 31, 2017 was as follows:

	Number of Restricted stock units	Weighted average fair value at grant date
Balance at beginning of period	176,396	$13.61
Granted	75,694	14.05
Vested	(44,516)	14.87
Forfeited	(33,890)	13.35
Balance at end of period	173,684	$13.63

At October 31, 2017, unrecognized compensation costs related to restricted stock units were $1.9 million. These costs are expected to be recognized through fiscal 2022.

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

The Company measures or monitors certain of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for those assets and liabilities for which fair value is the primary basis of accounting. Other assets and liabilities are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The following tables present, at October 31, 2017, April 30, 2017 and October 31, 2016, for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis (in thousands):

	October 31, 2017
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Nonrecurring:
Impaired accounts and notes receivable, net of unearned revenue	$15,695	—	—	$15,695

Liabilities:
Recurring:
Contingent consideration included in obligations due to former ADs, franchisees and others	$3,405	$—	$—	$3,405
Interest rate swap agreement	22	—	22	—
Total recurring liabilities	$3,427	$—	$22	$3,405

	April 30, 2017
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Recurring:
Cash equivalents	$10,393	$10,393	$—	$—
Total recurring assets	10,393	10,393	—	—
Nonrecurring:
Impaired accounts and notes receivable, net of unearned revenue	16,500	—	—	16,500
Impaired goodwill	94	—	—	94
Impaired customer lists	18	—	—	18
Assets held for sale	11,989	—	—	11,989
Total nonrecurring assets	28,601	—	—	28,601
Total recurring and nonrecurring assets	$38,994	$10,393	$—	$28,601

Liabilities:
Recurring:
Contingent consideration included in obligations due to former ADs, franchisees and others	$3,215	—	$—	$3,215
Total recurring liabilities	$3,215	$—	$—	$3,215

	October 31, 2016
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Nonrecurring:
Impaired accounts and notes receivable, net of unearned revenue	$9,519	—	—	$9,519
Total recurring and nonrecurring assets	$9,519	$—	$—	$9,519
Liabilities:
Recurring:
Contingent consideration included in obligations due to former ADs, franchisees and others	$798	—	—	798
Total recurring liabilities	$798	$—	$—	$798

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of level 1 or 2 requiring fair value measurements for each of the six months ended October 31, 2017 and 2016.

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

Impaired goodwill, reacquired rights, and customer lists: Goodwill, reacquired rights and customer lists associated with a Company-owned office are considered to be impaired if the net carrying amount exceeds the fair value of the underlying office. In establishing the fair value of the underlying office, consideration is given to the related net fees and third-party transactions of frachisees and when appropriate a discounted cash flow model.

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

Interest rate swap agreement: Value of interest rate swap on variable rate mortgage debt. The fair value of this instrument was determined based on third-party market research.

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

(11) Related Party Transactions

The Company considers directors and their affiliated companies, as well as named executive officers and members of their immediate families, to be related parties.
During fiscal 2017, the Company entered into a three-year contract to purchase a license for the use of Canadian tax software at a price of $0.9 million from a company in which it has an investment accounted for under the equity method. One of the former members of the Company's Board of Directors is affiliated with the company providing this service.
Nicole Ossenfort’s (Chief Executive Officer) franchise and AD agreements

The Company is or was a participant in the following related party transactions with Ms. Ossenfort since the beginning of fiscal 2018:

Ossenfort Franchise. Ms. Ossenfort, together with her husband, Scott Ossenfort (together, with Ms. Ossenfort, the
“Ossenforts”), jointly own a Company franchise through JL Enterprises. JL Enterprises borrows operating funds for working capital to operate the franchise each year. During the six months ended October 31, 2017, JL Enterprises did not borrow operating funds for working capital to operate the franchise. During the six months ended October 31, 2017, the Company has recorded $39,456 of accounts receivable from the Ossenforts for royalties, advertising and financial product charges, of which a balance of $10,931 remained outstanding and payable to the Company as of October 31, 2017.

Ossenfort AD. In January 2012, the Ossenforts acquired AD territories covering Western South Dakota and Western Nebraska from the Company. On September 6, 2017, the Company entered into an agreement to reacquire the AD territories from the Ossenforts for $268,000of which $198,000 consisted of debt forgiveness on the note, with a balance of $34,852 payable to the Ossenforts on July 1, 2018.

During the six months ended October 31, 2017, the Company recorded $166 of accounts receivable from the Ossenforts for new franchise leads and interest, which along with prior year accounts receivable balances were forgiven as a part of the agreement to re-acquire the AD territories. The Ossenforts earned $10,814 for their portion of franchise fees, royalties and interest during the six months ended October 31, 2017.

Shaun York’s (Chief Operating Officer) franchises and AD agreements

The Company is or was a participant in the following related party transactions with Mr. York since the beginning of fiscal 2018:

York Franchises. Mr. York operates eleven Company franchises through Yorkompany LLC, S&P Holding Group LLC, My Business Group LLC and Core Fitness Partners LLC (the “York Franchise Entities”). The York Franchise Entities borrow operating funds from the Company for working capital to operate the franchises each year. During the six months ended October 31, 2017, the York Franchise Entities borrowed operating funds in the amount of $72,101, of which $61,278 remained outstanding and payable to the Company as of October 31, 2017. In addition, during the six months ended October 31, 2017, the Company recorded $90,531 of accounts receivable from the York Franchise Entities for royalties, advertising and financial product charges, of which $37,087 remained outstanding and payable to the Company as of October 31, 2017.

York AD. Mr. York has Area Development arrangements with the Company that are conducted through Yorkompany LLC, S&P Holding Group LLC and TNT Florida Investments LLC (the “York AD Entities”). The York AD Entities were acquired by Mr. York through various transactions with the Company and through third party agreements with AD sellers. In connection with those transactions, the York AD Entities financed a total of $4,059,460 through the Company to acquire the Area Development territories and associated rights. The loans are payable by the York AD Entities in annual installments at

12% interest. As of October 31, 2017, the aggregate outstanding principal balance owed by the York AD Entities on the notes was $1,946,635.

During the six months ended October 31, 2017, the Company recorded $13,770 of accounts receivable from the York AD Entities for new franchise leads and interest, of which $2,430 remains unpaid as of October 31, 2017. The York AD Entities earned $150,926 for their portion of franchise fees, royalties and interest during the six months ended October 31, 2017.

York Debt Guarantees. Mr. York also has entered into multiple guarantee agreements with the Company whereby Mr. York has guaranteed all or a portion of the indebtedness owed by other franchisees and ADs to the Company as related to certain financial transactions for which Mr. York had an interest. The indebtedness owed by these franchisees and ADs as of October 31, 2017 is approximately $3,536,379.

John Seal’s (Director) AD agreement

The Company is or was a participant in the following related party transactions with Mr. Seal since the beginning of fiscal 2018:

JMS Tax, an entity controlled by John Seal, a former director of the Company, owns an AD territory in Texas which a portion of the purchase price was financed through a note issued by the Company. The outstanding principal balance on the note was $223,384 as of October 31, 2017.

During the six months ended October 31, 2017, the Company recorded $14,567 of accounts receivable from JMS Tax for new franchise leads and interest of which $4,860remains unpaid as of October 31, 2017. JMS Tax earned $20,114 for their portion of franchise fees, royalties and interest during the six months ended October 31, 2017.

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

Delaware Derivative Litigation

Asbestos Workers’ Philadelphia Pension Fund, derivatively on behalf of Liberty Tax, Inc., v. John Hewitt, Defendant, and Liberty Tax, Inc., Nominal Defendant, Case No. 2017-0883, filed in the Court of Chancery of the State of Delaware on December 12, 2017. Plaintiff alleges that the Company's former CEO, John T. Hewitt (“Hewitt”), breached his fiduciary duties as an officer based upon certain allegations of misconduct on his part. The Plaintiff also alleges breach of fiduciary duty against Hewitt in his capacity as a director of LT, Inc. The Complaint seeks compensatory damages and attorney’s fees. No claim or relief is asserted against the Company, which is named solely as a Nominal Defendant.

Erie County Employees Retirement System, derivatively on behalf of Liberty Tax, Inc. , v. John T. Hewitt, Defendant, and Liberty Tax, Inc., Nominal Defendant, Case No. 2017-0914, brought a second derivative suit filed in the Court of Chancery of the State of Delaware on December 22, 2017. Plaintiff also alleges that Hewitt breached his fiduciary duties as an officer based upon certain allegations of misconduct on his part. The Plaintiff also alleges breach of fiduciary duty against Hewitt in his capacity as a director of the Company. The Complaint seeks to enjoin Hewitt from managing our business operations, and seeks compensatory damages and attorney’s fees.

On December 27, 2017, the two above-referenced shareholder matters were consolidated into the case with the caption In Re: Liberty Tax, Inc. Stockholder Litigation, C.A. No. 2017-0883. On April 17, 2018, Plaintiffs filed an amended complaint (the “Amended Complaint”). The Amended Complaint added Gordon D’Angelo, Ellen McDowell, Nicole Ossenfort, and John Seal, with Hewitt as individual defendants (the “Individual Defendants”) and asserted class action allegations. Plaintiff seeks (i) a declaration that the Individual Defendants have breached the Company’s Nominating Charter; (ii) a declaration that the Individual Defendants have breached their fiduciary duties; (iii) an award to the Plaintiffs and the Class in the amount of damages sustained as a result of the Individual breaches; (iv) certification of the action as a class action; (v) an award to the Company in the amount of damages sustained as a result of the Individual Defendants’ breaches of their fiduciary duties; (vi) a grant of further appropriate equitable relief to remedy the Individual Defendants’ breaches, including injunctive relief; (vii) an award to Plaintiffs of the costs and disbursements of this action, including reasonable attorneys’ fees, accountants’ and experts’ fees, costs and expenses; and (viii) such further relief as the Court deems just and proper. The Company has answered the Amended Complaint and discovery is underway. The individuals have filed a notice of motion to dismiss. No briefing schedule has been set on the motion. A scheduling order has been entered which currently schedules trial in this matter to begin on March 18, 2019.

Eastern District of New York Securities Litigation

Rose Mauro, individually and on behalf of all others similarly situated v. Liberty Tax, Inc., Edward L. Brunot, John T. Hewitt, and Kathleen E. Donovan, filed in the United States District Court for the Eastern District of New York on January 12, 2018, Case No. 18 CV 245. Plaintiff filed a securities class action asserting violations of Section 10(b) of the Exchange Act of 1934, as amended (the"Exchange Act") and Rule 10b-5 against all defendants and a second count for violations of Section 20(a) of the Exchange Act against the individual defendants. According to the complaint, throughout the class period, LT, Inc. allegedly issued materially false and misleading statements and/or failed to disclose that: (1) Hewitt created an inappropriate tone at the top; (2) the inappropriate tone at the top led to ineffective entity level controls over the organization; and (3) as a result, defendants’ statements about the operations and prospects were materially false and misleading and/or lacked a reasonable basis at all relevant times.

Patrick Beland, individually and on behalf of all others similarly situated vs. Liberty Tax, Inc., Edward L. Brunot, John T. Hewitt, and Kathleen E. Donovan, filed in the United States District Court for the Eastern District of New York on December 15, 2017, case number 17 CV 7327. Plaintiff filed a securities class action asserting violations of Section 10(b) of the Exchange Act and Rule 10b-5 against all defendants and a second count for violations of Section 20(a) of the Exchange Act against the individual defendants. According to the complaint, throughout the class period, LT, Inc. allegedly issued materially false and misleading statements and/or failed to disclose that: (1) Hewitt created an inappropriate tone at the top; (2) the inappropriate tone at the top led to ineffective entity level controls over the organization; and (3) as a result, defendants’ statements about the business, operations and prospects were materially false and misleading and/or lacked a reasonable basis at all relevant times.

These actions were consolidated with the caption In Re Liberty Tax, Inc. Securities Litigation, Case No. 27 CV 07327 and IBEW Local 98 Pension Fund was appointed the Lead Plaintiff ("Lead Plaintiff"). On June 12, 2018, Lead Plaintiff filed its Consolidated Amended Class Action Complaint, which removed Brunot as a defendant, and added additional securities claim based on Section 14(a) of the Exchange Act and Rules 14-a3 and 14-a9. The Consolidated Amended Class Action Complaint, among other things, asserts that the Company’s SEC filings over a multi-year period failed to disclose the alleged misconduct of the individual defendants and that disclosure of the alleged misconduct caused the Company’s stock price to drop and, thereby harm the purported class of shareholders. The Class Period is alleged to be October 1, 2013 through February 23, 2018. Defendants filed a joint motion to dismiss the Consolidated Amended Class Action Complaint on September 17, 2018. Lead Plaintiff will file its opposition within forty-five (45) days thereafter, and Defendants will have twenty-one (21) days to file their reply brief(s).

Eastern District of Virginia Securities and Derivative Litigation

RSL Senior Partners LLC, derivatively and on behalf of Liberty Tax, Inc. v. Edward L. Brunot, John T. Hewitt, Kathleen E. Donovan, Gordon D’Angelo, John Garel, Thomas Herskovits, Robert M. Howard, Ross N. Longfield. Steven Ibbotson, Ellen M. McDowell, Nicole Ossenfort, George Robson and John Seal and Liberty Tax. Inc. (Nominal Defendant), Case No. 18 cv 127, filed  on March 7, 2018 in the United States District Court for the Eastern District of Virginia. This shareholder derivative action was filed on behalf of the Company seeking to address the alleged wrongs of the Company's directors and officers. The complaint alleges that certain conduct created an inappropriate tone at the top, which resulted in the loss of key executives, employees, directors and otherwise harmed the Company. The complaint asserts claims under Section 14(a) of the Exchange Act, 10b and 10b-5 and 20(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The Complaint seeks the following relief: (a) declaring that Plaintiff may maintain this action on behalf of the Company, and that Plaintiff is an adequate representative of the Company; (b)  declaring that the Individual Defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company; (c)  determining and awarding to the Company the damages sustained by it as a result of the violations set forth above from each of the Individual Defendants, jointly and severally, together with pre-judgment and post-judgment interest thereon;  (d)  directing the Company and the Individual Defendants to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable laws and to protect the Company and its shareholders from a repeat of the damaging events described herein, including, but not limited to, putting forward for shareholder vote the following resolutions for amendments to the Company’s Bylaws or Articles of Incorporation and the following actions as may be necessary to ensure proper corporate governance policies: (1) a proposal to strengthen the Board’s supervision of operations and develop and implement procedures for greater shareholder input into the policies and guidelines of the board; (2) a provision to permit the Class A shareholders of the Company to nominate at least five candidates for election to the board;  (3) a proposal to ensure the establishment of effective oversight of compliance with applicable laws, rules, and regulations; (4)  a proposal to revise the Code of Conduct to include provisions prohibiting sexual harassment and discrimination, and governing the maintenance and disclosure of sexual and romantic relationships between individuals associated with the Company. (e) awarding the Company restitution from Individual Defendants, and each of them; (f) awarding Plaintiff the costs and disbursements of this action, including reasonable attorneys’ and experts’ fees, costs, and expenses; and (g) granting such other and further relief as the Court may deem just and proper.

No claim or relief is asserted against the Company, which is named solely as a Nominal Defendant.

On July 30, 2018, various motions were filed: (i) Defendants Hewitt, McDowell, Ossenfort and Seal collectively moved to dismiss the Complaint; (ii) Defendants Garel, Herskovits, Howard, Ibbotson, Longfield, and Robson collectively moved to dismiss the Complaint; (iii) Defendants Brunot and Donovan collectively moved to dismiss the Complaint; (iv) Company moved to stay the action pending resolution of parallel state (Delaware) and/or federal (New York) proceedings. Plaintiff’s oppositions are due by August 31, 2018. Defendants’ replies to Plaintiff’s oppositions were filed on September 10, 2018.

Franchise Litigation

JTH Tax, Inc. and SiempreTax LLC v. Gregory Aime, Aime Consulting, LLC, Aime Consulting, Inc. and Wolf Ventures, Inc. The Company filed suit in the United States District Court for the Eastern District of Virginia against the defendants, former Company franchisees, on June 9, 2016, as amended on June 22, 2016, claiming the defendants breached the purchase and sale agreement (the “PSA”) entered between the parties on January 21, 2016 and that the defendants had failed to comply with the post termination obligations of the franchise agreements (together with the PSA, the “Aime Agreements”). The Company sought damages in an amount equal to three times the defendants’ earnings and profits, as well as injunctive relief to enforce the defendants to comply with the post termination obligations of the Aime Agreements, to be determined by the trier of fact. The Company specifically sought, in part, to enjoin the defendants from continued operation of a tax preparation business using the Company’s protected trademarks, enforcement of the non-compete provision of the Aime Agreements, and an order that the defendants assign all of the leases related to the franchised businesses to the Company. On July 1, 2016, the Magistrate Judge issued a report and recommendation finding a likelihood of success on the merits and recommending entry of the requested temporary restraining order (the “TRO”) in favor of the Company, which was adopted in part on August 3, 2016. On September 9, 2016, the defendants filed an answer and counterclaim against the Company, alleging breach of the PSA, breach of the implied covenant of good faith and fair dealing and fraud and seeking approximately $2.4 million in damages, plus future loss profits, punitive damages and other expenses.  After a three-day bench trial, on January 13, 2017, the court vacated the TRO, finding in favor of the defendants.  On February 15, 2017, the court issued its written opinion and order granting the defendants’ breach of contract and breach of the implied covenant of good faith and fair dealing claims, denying the Company’s claims against the defendants and finding certain post termination obligations to be unenforceable. Judgment was entered in favor of the defendants for approximately $2.7 million. The Company accrued $2.7 million as of the fourth quarter of fiscal 2017 in connection with the judgment, which is recorded in "Accounts payable and accrued expense" in the accompanying consolidated balance sheets. The Company has filed an appeal of the judgment with the Fourth Circuit Court of Appeals.

On August 8, 2018, the Fourth Circuit Court of Appeals issued an unpublished opinion affirming in part, vacating in part, and remanding to the District Court with instructions via the opinion. The Court of Appeals affirmed the District Courts finding that the Company breached the PSA first, however, the Court of Appeals concluded the District Court erred as a matter of law when it determined that Aime was entitled to lost profits based on the purported extension of the PSA buyback deadline. The Court of Appeals held the alleged extension was not supported by independent consideration and thus not enforceable. It remanded the case for the District Court to recalculate damages consistent with said opinion.

On August 23, 2018, the defendants filed a petition for rehearing of the Fourth Circuit's decision. On September 5, 2018 the Fourth Circuit issued an order denying the petition for rehearing. On September 13, 2018 the Fourth Circuit issued a mandate that the judgment of the Fourth Circuit entered August 8, 2018 takes effect as of the same date of said filing. The matter has now officially be sent back to the District Court to recalculate damages consistent with the Fourth Circuit’s decision. The ultimate outcome of this action and the timing of such outcome is uncertain and there can be no assurance that the Company will benefit financially from such litigation.

Class Action Litigation

Broward Psychology P.A., v. JTH Tax, Inc. (Case 0:18-cv-60412). On February 26, 2018, a class action complaint was filed in the U.S. District Court for the Southern District of Florida by an individual plaintiff for itself and on behalf of all other “similarly situated” persons. The Complaint alleges, among other things, that from March 10, 2014 to 2018, the Company allegedly violated the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005 (collectively, the “TCPA”), by sending a facsimile advertisement to plaintiff and other putative class members that either were unsolicited and/or did not contain a valid opt-out notice. The complaint seeks certification of the lawsuit as a class action and the award to class members of the greater of actual damages or the sum of $500 for each violation and injunctive and other relief. Under the TCPA, the statutory remedy of $500 per violation may be trebled (i.e., $1,500 per violation) if the court finds the violations to be willful or knowing. On March 30, 2018 the Company filed a dispositive motion arguing that Plaintiff lacked Article III standing to sue Company. By Order dated August 21, 2018, the Court denied the Company’s motion. The Company plans on filing a motion for reconsideration of the Court’s August 21, 2018 Order. Discovery in the case is proceeding. A mediation was held on September 20, 2018 and the case was settled.

Rene Labrado v. JTH Tax, Inc. (Case BC 715076). On July 3, 2018, a class action complaint was filed in the Superior Court of California, County of Los Angeles by a former employee for herself and on behalf of all other “similarly situated” persons. The Complaint alleges, among other things, that the Company allegedly violated various provisions of the California Labor Code, including: unpaid overtime, unpaid meal period premiums, unpaid rest premiums, unpaid minimum wages, final wages not timely paid, wages not timely paid, non-compliant wage statements, failure to keep pay records, unreimbursed business expenses and violation of California Business and Profession Code Section 17200. The Complaint seeks actual, consequential and incidental losses and damages, injunctive relief and other damages. The Company highly contest the allegations set forth in the Complaint and plans on filing a dispositive motion. The Company intends to defend the case vigorously.

The Company is also party to claims and lawsuits that are considered to be ordinary, routine litigation incidental to the business, including claims and lawsuits concerning the preparation of customers' income tax returns, the fees charged to customers for various products and services, relationships with franchisees, intellectual property disputes, employment matters, and contract disputes. Although the Company cannot provide assurance that it will ultimately prevail in each instance, it believes the amount, if any, it will be required to pay in the discharge of liabilities or settlements in these claims will not have a material adverse impact on its consolidated results of operations, financial position, or cash flows.

(13) Subsequent Events

On November 6, 2017, George Robson provided notice of his retirement from serving on the Board of the Company, effective immediately. Thomas Herskovits and Robert Howard were both removed from the Board of the Company pursuant to unanimous written consent by John T. Hewitt, the sole holder of Class B common stock and Chairman of the Board. Mr. Hewitt also appointed Nicole Ossenfort and John Seal to the Board.

On November 7, 2017, Kathleen Donovan, Vice President and Chief Financial Officer of the Company provided notice of her resignation, effective at a future date. In accordance with her employment and retention agreements, the Company recorded a charge of $0.9 million in the third quarter of fiscal 2018 with $0.2 million still to be paid in December 2018.

On December 5, 2017, the Board of Directors approved a quarterly cash dividend to stockholders of $0.16 per share payable on or about January 23, 2018 to holders of record of common stock and common stock equivalents on January 12, 2018.

On December 8, 2017, KPMG resigned as the independent registered public accounting firm of the Company, effective immediately.

On December 13, 2017, the Company received a notice from Nasdaq stating that because the Company has not yet filed its Form 10-Q for the quarter ended October 31, 2017, the Company was no longer in compliance with Nasdaq Listing Rule 5250(c)(1), which requires timely filing of periodic reports with the SEC.

On December 14, 2017, the Company announced the appointment of Nicholas E. Bates as Chief Financial Officer, effective January 1, 2018.

On December 15, 2017, Steven Ibbotson submitted his resignation from the Board of the Company, effective immediately.

On December 18, 2017, John Garel submitted his resignation from the Board of the Company, effective immediately.

On February 19, 2018, the Board of the Company terminated Edward L. Brunot and replaced him with Nicole Ossenfort, as President and Chief Executive Officer of the Company.  Additionally, the Board appointed Shaun York as Chief

Operating Officer and Ryan Dodson as Chief Strategy Officer of the Company. John T. Hewitt, the Chairman of the Board and the sole holder of the Company's Class B common stock, elected G. William Minner, Jr., to the Board effective immediately.  The appointment of Mr. Minner by Mr. Hewitt was to fill the vacancy resulting from the resignation of Nicole Ossenfort as a director at the request of the Board upon her election as President and Chief Executive Officer of the Company. The Company terminated the Independent Contractor Consulting Agreement, dated December 12, 2017, with Kathleen E. Donovan, the Company's former Vice President and Chief Financial Officer.

On February 21, 2018, Ross Longfield submitted his resignation from the Board of the Company, effective March 21, 2018.

On February 23, 2018, Vanessa M. Szajnoga, Vice President and General Counsel of the Company, and Richard G. Artese, Vice President and Chief Information Officer of the Company, each provided the Company with a notice of resignation, effective immediately.

On March 15, 2018, the Board of Directors approved a quarterly cash dividend to stockholders of $0.16 per share payable on or about April 24, 2018 to holders of record of common stock and common stock equivalents on April 12, 2018.

On March 15, 2018, the Company received a notice from the Nasdaq stating that the Company’s failure to file its Form 10-Q for the quarter ended January 31, 2018 constituted an additional delinquency under Nasdaq Listing Rule 5250(c)(1), which requires timely filing of periodic reports with the SEC.

On March 27, 2018, John T. Hewitt, the Chairman of the Company and the sole holder of the Company’s Class B common stock, elected Thomas Herskovits back to the Board.

On April 18, 2018, the Audit Committee of the Board of Directors of the Company engaged Carr Riggs and Ingram LLC (“CRI”) as its independent registered public accounting firm for the fiscal year ending April 30, 2018.

On May 9, 2018, Nicholas Bates, Vice President and Chief Financial Officer of the Company, provided notice of his resignation which was effective on June 15, 2018. On June 15, 2018, the Company hired Michael S. Piper as Chief Financial Officer.

On May 29, 2018, the Company held a special meeting of stockholders whereby G. William Minner, Jr., Thomas Herskovits, Patrick A. Cozza and Lawrence Miller were elected as Class A Directors to the Company’s Board of Directors. All the elected Directors were considered "independent" for purposes of the Nasdaq Listing Rules. The Board appointed Mr. Minner to serve as a member of each of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee of the Board, and designated him as Chairman of the Audit Committee. The Board appointed Mr. Herskovits to serve as a member of each of the Audit Committee, the Nominating and Corporate Governance Committee, and the Strategic Planning Committee of the Board, and designated him as Chairman of the Nominating and Corporate Governance Committee and Strategic Planning Committee. The Board appointed Mr. Cozza to serve as a member of the Audit Committee and the Compensation Committee of the Board, and designated him as Chairman of the Compensation Committee. The Board appointed Mr. Miller to serve as a member of each of the Nominating and Corporate Governance Committee, the Compensation Committee and the Risk Committee of the Board, and designated him as Chairman of the Risk Committee.

On May 29, 2018, Mr. Hewitt, the Chairman of the Board and the sole holder of the Company’s Class B common stock, elected Nicole Ossenfort to serve on the Board. The appointment of Ms. Ossenfort by Mr. Hewitt filled a vacancy created by the Board’s reduction of the total number of directors constituting the entire Board of Directors from eleven to nine and the subsequent election of two former Class B Director designees as Class A Directors. The Amended and Restated Certificate of Incorporation of the Company permitted Mr. Hewitt, as the sole owner of all of the Class B common stock, to elect the Class B Director designees. The Board appointed Ms. Ossenfort to serve as a member of the Risk Committee and Strategic Planning Committee of the Board.

On June 5, 2018, CRI provided notice of its resignation as the independent registered public accounting firm of the Company, effective as of the same date. CRI’s decision to resign was not recommended or approved by either the Audit Committee or the Board of Directors of the Company. CRI did not complete any audits of the Company’s financial statements, and, therefore, CRI did not issue an adverse opinion or disclaimer of opinion, and no report was qualified or modified as to uncertainty, audit scope or accounting principles.

On June 28, 2018, the Audit Committee of the Board of Directors of the Company engaged Cherry Bekaert LLP as its independent registered public accounting firm for the fiscal year ended April 30, 2018.

On July 5, 2018, the Company's Board of Directors approved a cash dividend of $0.16 per share payable on August 10, 2018 to holders of record of common stock and common stock equivalents on July 27, 2018.

On July 18, 2018, the Company entered into a Sixth Amendment to the Revolving Credit and Term Loan Agreement with the lenders and SunTrust Bank, as administrative agent, dated as of April 30, 2012. The Sixth Amendment reduces the Aggregate Revolving Commitment Amount from $193,750,000 to $170,000,000.

On July 24, 2018, the Company announced that Mr. Hewitt entered into a stock purchase agreement, dated July 19, 2018, to sell all of the shares of the Company’s Class A common stock and Class B common stock owned directly and indirectly by him to an unaffiliated third party, Vintage Tributum LP, an affiliate of Vintage Capital Management, LLC (“Vintage”). In connection with the Sale, the shares of the Company’s Class B common stock converted into shares of the Company’s Class A common stock, and no shares of the Company’s Class B common stock remained outstanding. In addition to the Stock Purchase Agreement, Vintage also entered into a stock purchase agreement with other stockholders of the Company to purchase additional shares of Class A common stock of the Company.

On July 31, 2018, the Company received formal notice from the Nasdaq indicating that the Nasdaq Hearings Panel (the "Panel") had determined to delist the Company’s securities from Nasdaq based upon the Company’s non-compliance with the filing requirements set forth in Nasdaq Listing Rule 5250(c)(1). As a result of the Panel’s decision, Nasdaq suspended trading in the Company’s securities effective at the open of business on Thursday, August 2, 2018, and indicated that it intended to file a Form 25 NSE Notification of Delisting with the SEC once all applicable appeal and review periods have expired in order to effect the formal delisting of the Company’s securities from Nasdaq.

On August 3, 2018, in connection with the Sale, Mr. Hewitt agreed to tender his resignation to the Board and agreed to cause the following members of the Board previously elected to the Board by Mr. Hewitt to tender their resignations to the Board, in each case, effective upon the closing of the Sale: Gordon D’Angelo, Ellen M. McDowell, Nicole Ossenfort and John Seal. Ms. Ossenfort continues to serve as the Company’s President and Chief Executive Officer following her resignation from the Board. Following the Sale, the Company decreased the size of the Board to five members with one vacancy. Also in connection with the Sale and at the request of Vintage, the Company agreed that the Board would take all necessary action to increase the size of the Board to nine directors, resulting in five vacancies. Vintage indicated to the Company its intent to fill the five vacancies in the near term by the written consent of at least a majority of the outstanding shares of the Company’s Class A common stock (the “Written Consent”) and agreed that at least three of the individuals elected to fill the vacancies would, in Vintage’s reasonable judgment, meet the standards necessary for the Board to reasonably determine they are “independent” for purposes of the Nasdaq Listing Rules. The Company’s action to increase the size of the Board to nine directors would become effective on the date immediately prior to the effective date of the Written Consent.

On August 9, 2018, the Company received the Written Consent executed by stockholders representing a majority of the outstanding shares of the Company’s Class A common stock electing Brian R. Kahn, Andrew M. Laurence, Matthew Avril, Bryant R. Riley, and Kenneth M. Young as directors of the Company to serve until the Company’s next annual meeting of stockholders and until their successors are duly elected and qualified.

On September 5, 2018, the Company has submitted its appeal of the Panel’s determination to delist the Company’s Class A common stock to the Nasdaq Listing and Review Council. Pending the outcome of the appeal, the Company’s Class A common stock will continue to be quoted on the OTC Market under the symbol “TAXA”.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements concerning our business, operations, financial performance, and condition as well as our plans, objectives, and expectations for our business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, projections about our business and the industry in which we operate, and our management’s beliefs and assumptions. They are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. Factors that may cause such differences include, but are not limited to, the risks described under "Item 1A—Risk Factors," including:

•	our inability to grow on a sustainable basis;

•	the seasonality of our business;

•	departures of key executives or directors;

•	our ability to attract additional talent to our senior management team;

•	our delisting determination by Nasdaq and the risk that our appeal to Nasdaq will not be successful;

•	our inability to secure reliable sources of the tax settlement products we make available to our customers;

•	government regulation and oversight, including the regulation of tax preparers or settlement products such as refund transfers and loan settlement products;

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

Overview

We are one of the largest providers of tax preparation services in the U.S. and Canada, where last year, we operated 4,077 tax offices. Our tax preparation services and related tax settlement products are offered primarily through franchised locations, although we operate a limited number of Company-owned offices each tax season. See Note 1 "Description of Business and Summary of Significant Accounting Policies" in the notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017, for details of the U.S. office activity and the number of Canadian and Company-owned offices for the years ended April 30, 2017, 2016 and 2015.

Our revenue primarily consists of the following components:

•
Franchise Fees: Our standard franchise fee per territory ranges from $20,000 to $40,000, and we offer our franchisees flexible structures and financing options for franchise fees. Franchise fee revenue is recognized when our obligations to prepare the franchisee for operation are substantially complete and as cash is received.

•
Area Developer ("AD") Fees: Our fees for AD areas vary based on our assessment of the revenue potential of each AD area and also depend on the performance of any existing franchisees within the AD area being sold. Our ADs generally receive 50% of franchise fees, royalties, and a portion of the interest income derived from territories located in their area. AD fees received are recognized as revenue on a straight-line basis over the initial contract term of each AD agreement, which is typically either six or ten years, with the cumulative amount of revenue recognized not to exceed the amount of cash received.

•	Royalties: Our franchise agreements require franchisees to pay us a base royalty typically equal to 14% of the franchisees' tax preparation revenue, generally subject to certain specified minimums.

•
Advertising Fees: Our franchise agreements require all franchisees to pay us an advertising fee of 5% of the franchisees' tax preparation revenue, which we use primarily to fund collective advertising efforts.

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

•	Assisted Tax Preparation Fees: We earn tax preparation fees, net of discounts, directly from the operation of Company-owned offices in the U.S. and Canada.

We operate Company-owned offices, substantially all of which are held for sale. If these offices remain unsold at the start of a tax season, we will operate them for the tax season with the intent of selling them to qualified franchisees the next year, and, as a result, the number of Company-owned offices will vary from year to year. Going forward the number of Company-owned offices may increase if the Company reacquires more offices from existing franchisees and does not find a suitable buyer to take over the office. In the six months ended October 31, 2017, the Company closed Company-owned offices as part of its restructuring initiatives. The Company will be evaluating additional Company-owned offices after the tax season which may result in the closing of additional offices. The Company incurred approximately $3.4 million of expenses related to restructuring initiatives during the six months ended October 31, 2017. The Company expects additional restructuring charges primarily associated with property and intangible impairments and exit costs which are estimated to be $1.6 million for the remainder of fiscal 2018 and range from $10.0 million to $12.0 million for fiscal 2019.

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

Results of Operations
The table below shows results of operations for the three and six months ended October 31, 2017 and 2016.

	Three Months Ended October 31,				Six Months Ended October 31,
			Change				Change
	2017	2016	$	%	2017	2016	$	%
(dollars in thousands)
Total revenues	$7,771	$7,234	$537	7%	$15,958	$14,383	$1,575	11%
Loss from operations	(20,299)	(14,759)	(5,540)	38%	(36,248)	(29,961)	(6,287)	21%
Net loss	(13,103)	(9,342)	(3,761)	40%	(22,861)	(18,772)	(4,089)	22%

Revenues. The table below sets forth the components and changes in our revenues for the three and six months ended October 31, 2017 and 2016.

	Three Months Ended October 31,				Six Months Ended October 31,
			Change				Change
	2017	2016	$	%	2017	2016	$	%
(dollars in thousands)
Franchise fees	$193	$364	$(171)	(47)%	$264	$604	$(340)	(56)%
Area Developer fees	634	1,147	(513)	(45)%	1,702	2,117	(415)	(20)%
Royalties and advertising fees	1,299	1,329	(30)	(2)%	2,988	2,784	204	7%
Financial products	636	247	389	157%	1,218	783	435	56%
Interest income	2,101	2,596	(495)	(19)%	4,398	5,254	(856)	(16)%
Assisted tax preparation fees, net of discounts	1,549	787	762	97%	3,189	1,772	1,417	80%
Other revenues	1,359	764	595	78%	2,199	1,069	1,130	106%
Total revenues	$7,771	$7,234	$537	7%	$15,958	$14,383	$1,575	11%

For the three months ended October 31, 2017, total revenues increased $0.5 million, or 7%, to $7.8 million compared to $7.2 million the same period last year. The increase was largely due to higher assisted tax preparation fees of $0.8 million driven by the year-round accounting offices we acquired in late fiscal 2017, an increase of $0.6 million in other revenue primarily due to the unrecognized portion of revenue related to reacquired AD territories and an increase of $0.4 million in financial products revenue resulting from contract-related performance incentives. These increases were partially offset by $0.5 million of lower interest income due to timing of debt repayments, $0.5 million of lower AD fees resulting from prior year sales that have now been fully recognized over the life of the original agreements and $0.2 million of lower franchise fees resulting from fewer new sales as well as a free-territory promotion for selected existing franchisees.

For the six months ended October 31, 2017, total revenues increased $1.6 million, or 11%, to $16.0 million compared to $14.4 million the same period last year. The increase was largely due to higher assisted tax preparation fees of $1.4 million driven by the year-round accounting offices we acquired in late fiscal 2017, an increase in other revenues of $1.1 million mostly due to bargain purchase gains from territories which we reacquired at below fair values and revenue related to the unrecognized portion of revenue related to reacquired ADs, an increase of $0.4 million in financial products revenue resulting from contract-related performance incentives and an increase in royalties and advertising fees of $0.2 million; partially offset by $0.9 million of lower interest income due to timing of notes receivable repayments, $0.4 million of lower AD fees resulting from prior year sales that have now been fully recognized over the life of the original agreements and $0.3 million of lower franchise fees resulting from fewer new sales as well as a free-territory promotion for selected existing franchisees and lower interest income due to timing of debt repayments.

Operating expenses.    The table below details the amounts and changes in our operating expenses for the three and six months ended October 31, 2017 and 2016.

	Three Months Ended October 31,				Six Months Ended October 31,
			Change				Change
	2017	2016	$	%	2017	2016	$	%
(dollars in thousands)
Employee compensation and benefits	$10,712	$8,914	$1,798	20%	$20,703	$18,596	$2,107	11%
Selling, general, and administrative expenses	9,554	9,207	347	4%	18,754	17,486	1,268	7%
Area Developer expense	397	561	(164)	(29)%	769	1,021	(252)	(25)%
Advertising expense	1,702	1,496	206	14%	4,079	3,414	665	19%
Depreciation, amortization, and impairment charges	2,334	1,815	519	29%	4,530	3,827	703	18%
Restructuring expense	3,371	—	3,371	—%	3,371	—	3,371	—%
Total operating expenses	$28,070	$21,993	$6,077	28%	$52,206	$44,344	$7,862	18%

For the three months ended October 31, 2017, total operating expenses were $28.1 million compared to $22.0 million, representing an increase of $6.1 million, or 28%. The increase was primarily driven by:

•	a $3.4 million increase in restructuring expense related to costs associated with contract terminations, location abandonment and employee terminations;

•	$1.8 million in employee compensation and benefits and $0.6 million in other costs and expenses associated with the separation of our former Chief Executive Officer, and;

•	a $0.5 million increase in depreciation, amortization, and impairment expense mainly due to the acquisition of ADs and our new year-round accounting offices, slightly offset by;

•	a reduction in AD expense of $0.2 million.

For the six months ended October 31, 2017, total operating expenses were $52.2 million compared to $44.3 million, representing an increase of $7.9 million, or 18%. The increase was primarily driven by the following:

•	a $3.4 million increase in restructuring expense related to costs associated with contract terminations, location abandonment and employee terminations;

•	a $1.7 million increase in employee compensation mainly due to higher compensation associated with our new year-round accounting offices;

•	a $0.9 million increase in employee compensation and benefits and $0.6 million in other costs and expenses associated with separation costs of executives in 2017 compared to 2016;

•	a $0.7 million increase in advertising expense for the recruitment of new franchisees as well as advertising expense associated with new client growth;

•	a $0.7 million increase in depreciation, amortization and impairment expense mainly due to the acquisition of ADs and our new year-round accounting offices,

•	a $0.6 million increase in other costs and expenses from rent and utility expense from our Company-owned stores, partially offset by;

•	a reduction in AD expense of $0.3 million.

Income tax benefit. We recorded income tax benefits with effective rates of 37.1% and 38.2% during the three and six months ended October 31, 2017, respectively, and 39.8% and 39.5% for the three and six months ended October 31, 2016, respectively. Due to the seasonal nature of our business, we expect any losses that we incur through the first eight months of each fiscal year will be more than offset by the results of the last four months of the fiscal year.

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

We were in compliance with our financial covenants as of October 31, 2017.

Franchisee lending and potential exposure to credit loss.  At October 31, 2017, our total balance of loans to franchisees and ADs for working capital and equipment loans, representing cash amounts we had advanced to the franchisees and ADs, was $29.6 million. In addition, at that date, our franchisees and ADs together owed us an additional $73.2 million, net of unrecognized revenue of $19.0 million, for amounts representing the unpaid purchase price for franchise territories or areas comprising clusters of territories and other amounts owed to us for royalties and other amounts for which our franchisees and ADs had outstanding payment obligations. The following table provides and breakdown of our potential exposure to credit loss:

	At October 31, 2017
Loans to franchisees and ADs for working capital and equipment loans		29.6
Unpaid purchase price of franchise territories, royalties and other amounts, gross	92.2
Unrecognized revenue	(19.0)
Unpaid purchase price of franchise territories, royalties and other amounts, net		73.2
Book balance of amounts due		102.8
AD share of royalties and franchise fees		(7.5)
Exposure to potential credit loss		95.3

Our franchisees make electronic return filings for their customers utilizing our systems. Our franchise agreements allow us to obtain repayment of amounts due to us from our franchisees through an electronic fee intercept program before our franchisees receive the net proceeds from tax preparation and other fees they have charged to their customers on tax returns associated with tax settlement products. Therefore, we are able to minimize the nonpayment risk associated with amounts outstanding from franchisees by obtaining direct electronic payment in the ordinary course throughout the tax season. Our credit risk associated with amounts outstanding to ADs is also mitigated by our electronic fee intercept program, which enables us to retain repayments of amounts that would otherwise flow through to ADs as their share of franchise fee and royalty payments, to the extent of an AD's indebtedness to us.

 The unpaid amounts owed to us from our ADs and franchisees are collateralized by the underlying franchise or area and, when the franchise or area owner is an entity, are generally guaranteed by the related owners of the respective entity. Accordingly, to the extent a franchisee or AD does not satisfy its payment obligations to us, we may repossess the underlying franchise or area in order to resell it in the future. At October 31, 2017, we had an investment in impaired accounts and notes receivable and related interest receivable of approximately $22.8 million. We consider accounts and notes receivable to be impaired if the amounts due exceed the fair value of the underlying franchise and estimate an allowance for doubtful accounts based on that excess. Amounts due include the recorded value of the accounts and notes receivable reduced by the allowance for uncollected interest, amounts due to ADs for their portion of franchisee receivables, any related unrecognized revenue and amounts owed to the franchisee or AD by us. In establishing the fair value of the underlying franchise, we consider net fees of open territories and the number of unopened territories. At October 31, 2017, we have recorded an allowance for doubtful accounts for impaired accounts and notes receivable of $8.1 million. There were no significant concentrations of credit risk with any individual franchisee or AD as of October 31, 2017. We believe our allowance for doubtful accounts as of October 31, 2017 is adequate for our existing loss exposure. We closely monitor the performance of our franchisees and ADs and will adjust our allowances as appropriate if we determine the existing allowances are inadequate to cover estimated losses.

Dividends. Beginning in April 2015, we announced a $0.16 per share quarterly cash dividend and may continue to pay cash dividends in the future. The payment of dividends will be at the discretion of our Board of Directors and will depend, among other things, on our earnings, capital requirements, and financial condition. Our ability to pay dividends will also be subject to compliance with financial covenants that are contained in our credit facility and may be restricted by any future indebtedness that we incur or issuances of preferred stock. In addition, applicable law requires our Board of Directors to determine that we have adequate surplus prior to the declaration of dividends. We cannot provide an assurance that we will continue to pay dividends at any specific level or at all.

Sources and uses of cash

Operating activities. In the first six months of fiscal 2018, we used $0.6 million more cash in our operating activities compared to the same period in fiscal 2017. The increase is primarily due to an increase in our estimated tax payments in fiscal 2018 compared to fiscal 2017.

Investing activities. In the first six months of fiscal 2018, we utilized $1.1 million less cash for investing activities compared to the same period in fiscal 2017. This decrease is due to a reduction in cash used for the purchase of AD rights, Company-owned offices and acquired customers lists of $3.6 million, a reduction in net cash used for the issuance of operating loans to franchisees and ADs, net of repayments, of $3.1 million and a decrease in the purchase of property, equipment and software of $0.4 million. These decreases were partially offset by a decrease of $5.0 million in cash generated from the sale of securities in the six months ended October 31, 2016 and $0.9 million less cash generated from the sale of AD rights and Company-owned offices.

Financing activities. In the first six months of fiscal 2018, cash from financing activities decreased $6.1 million compared to the same period in fiscal 2017, largely due to a $5.6 million decrease in net borrowings under our revolving credit facility and an increase of $0.3 million for the repayment of long-term obligations relating to prior year AD and customer list acquisitions.

Future cash needs and capital requirements

Operating cash flow needs. We believe our credit facility entered into on April 30, 2012, as amended, will be sufficient to support our cash flow needs for the foreseeable future. At October 31, 2017, using the leverage ratio applicable under our loan covenants at the end of the quarter, our maximum unused borrowing capacity was $49.5 million.

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

Several factors could affect our cash flow in future periods, including the following:

•	the delay by the IRS to issue refunds to taxpayers who claim the Earned Income Tax Credit or the Child Tax Credit;

•	the extent to which we extend operating financing to our franchisees and ADs and the extent that our franchisees and ADs repay their notes to us;

•	the extent and timing of capital expenditures;

•	the cash flow effect of stock option exercises and the extent to which we engage in stock repurchases;

•	our ability to generate fees and other income related to tax settlement products in light of regulatory pressures on us and our business partners;

•
the extent to which we repurchase AD areas, which will involve the use of cash in the short-term, but improve cash receipts in future periods from what would have been the ADs' share of royalties and franchise fees;

•	the extent to which we repurchase certain assets from franchisees and third parties and our ability to operate these assets profitably;

•	the extent, if any, to which our Board of Directors elects to continue to declare cash dividends on our common stock; and

•	the extent and timing of payments related to litigation settlements.

Effect of our credit facility covenants on our future performance. Our credit facility, which matures on April 30, 2019, imposes several restrictive covenants, including a covenant that requires us to maintain a leverage ratio of not more than 5.5:1 at the end of each fiscal quarter ending January 31 and a leverage ratio of not more than 3.0:1 at the end of each other fiscal quarter. The higher permitted leverage ratio at the end of the January 31 quarter reflects the fact that as of that date, we have typically extended significant credit to our franchisees for working capital and other needs that is not reflected in repayments received from our franchisees until the period beginning in February each year. At October 31, 2017, our leverage ratio was 1.9:1.

We continue to be obligated under our credit facility to satisfy a fixed charge coverage ratio test, which requires that ratio to be not less than 1.50:1 at the end of every fiscal quarter. At October 31, 2017, our fixed charge coverage ratio was 4.1:1.

We were in compliance with the ratio tests described in this section as of October 31, 2017. We expect to be able to manage our cash flow and our operating activities in such a manner that we will continue to be able to satisfy our obligations under the credit facility for the remainder of the term of that facility.

Non-GAAP Financial Information. We report our consolidated financial results in accordance with GAAP; however, we believe that earnings before interest, taxes, depreciation, amortization and impairment ("EBITDA") and other non-GAAP results should be evaluated, in addition to, and not as an alternative for, net loss, as determined in accordance with GAAP. We consider our non-GAAP consolidated financial results to be a useful metric for management and investors to evaluate and compare current year results with prior periods. Because not all companies use the same calculations, our definition of EBITDA may not be comparable to similarly titled figures from other companies. In addition, when evaluating non-GAAP results, we exclude certain items that are not considered to be part of future operating results. Descriptions of the items which are excluded are as follows:

•
CEO separation and related costs: We exclude from our non-GAAP financial measures cash and non-cash stock based compensation, perquisites as well as related legal fees associated with the separation of employment with the former CEO of the Company.

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

•
Restructuring expense: We exclude from our non-GAAP financial measures costs associated with our restructuring initiatives to improve our overall profitability. These expenses include contract termination costs related to licensing, support and impairment, property and intangible impairments and exit costs and employee termination costs.

•	Gain on available-for-sale securities: We exclude from our non-GAAP financial measures gains and losses we record when we sell equity securities and other investments.

•	Executive sign-on bonus and recruitment costs: We exclude from our non-GAAP financial measures one-time costs incurred to recruit and hire new executives.

The following is a reconciliation of GAAP Net Loss to EBITDA:

	Three Months Ended October 31,		Six Months Ended October 31,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Net loss - as reported	$(13,103)	$(9,342)	$(22,861)	$(18,772)
Add back:
Interest expense	508	732	789	1,076
Income tax benefit	(7,743)	(6,166)	(14,105)	(12,240)
Depreciation, amortization and impairment charges:
As reported	2,334	1,815	4,530	3,827
Included in restructuring expense	841	—	841	—
Total Adjustments	(4,060)	(3,619)	(7,945)	(7,337)
EBITDA	$(17,163)	$(12,961)	$(30,806)	$(26,109)

The following is a reconciliation of our reported net loss to our non-GAAP financial measures. Amounts may not add or recalculate due to rounding.

Three Months Ended October 31, 2017
(in thousands except per share data)
	Revenues	Operating Expenses	Loss from Operations	EBITDA	Pre-tax Loss	Net Loss	Basic and Diluted EPS
As Reported	$7,771	$28,070	$(20,299)	$(17,163)	$(20,846)	$(13,103)	$(1.02)

Adjustments: (1)
CEO separation and related costs	—	(2,417)	2,417	2,417	2,417	1,519	0.12
Executive recruiting costs	—	—	—	—	—	—	—
Compliance Task Force and related costs	—	(153)	153	153	153	96	0.01
Restructuring expense	—	(3,371)	3,371	2,530	3,371	2,119	0.16
Total adjustments	—	(5,942)	5,942	5,100	5,942	3,735	0.29
Non-GAAP	$7,771	$22,128	$(14,357)	$(12,063)	$(14,904)	$(9,368)	$(0.73)

Three Months Ended October 31, 2016
(in thousands except per share data)
	Revenues	Operating Expenses	Loss from Operations	EBITDA	Pre-tax Loss	Net Loss	Basic and Diluted EPS
As Reported	$7,234	$21,993	$(14,759)	$(12,961)	$(15,508)	$(9,342)	$(0.72)

Adjustments: (1)
Compliance Task Force and related costs	—	(174)	174	174	174	105	0.01
Total adjustments	—	(174)	174	174	174	105	0.01
Non-GAAP	$7,234	$21,819	$(14,585)	$(12,787)	$(15,334)	$(9,237)	$(0.72)

(1)    The net loss impact of the adjustments is calculated using the effective tax rate for the period.

Six Months Ended October 31, 2017
(in thousands except per share data)
	Revenues	Operating Expenses	Loss from Operations	EBITDA	Pre-tax Loss	Net Loss	Basic and Diluted EPS
As Reported	$15,958	$52,206	$(36,248)	$(30,806)	$(36,966)	$(22,861)	$(1.77)

Adjustments: (1)
CEO separation and related costs	—	(2,417)	2,417	2,417	2,417	1,495	0.12
Executive recruiting costs	—	(325)	325	325	325	201	0.02
Compliance Task Force and related costs	—	(325)	325	325	325	201	0.02
Restructuring expense	—	(3,371)	3,371	2,530	3,371	2,085	0.16
Total adjustments	—	(6,438)	6,438	5,597	6,438	3,981	0.31
Non-GAAP	$15,958	$45,768	$(29,810)	$(25,209)	$(30,528)	$(18,880)	$(1.46)

Six Months Ended October 31, 2016
(in thousands except per share data)
	Revenues	Operating Expenses	Loss from Operations	EBITDA	Pre-tax Loss	Net Loss	Basic and Diluted EPS
As Reported	$14,383	$44,344	$(29,961)	$(26,109)	$(31,012)	$(18,772)	$(1.46)

Adjustments: (1)
Executive severance including stock-based compensation	—	(877)	877	877	877	531	0.04
Compliance Task Force and related costs	—	(814)	814	814	814	492	0.04
Gain on available-for-sale securities	—	—	—	(50)	(50)	(30)	—
Total adjustments	—	(1,691)	1,691	1,641	1,641	993	0.08
Non-GAAP	$14,383	$42,653	$(28,270)	$(24,468)	$(29,371)	$(17,779)	$(1.38)

(1) The net loss impact of the adjustments is calculated using the effective tax rate for the period.

Seasonality of Operations

Given the seasonal nature of the tax return preparation business, we have historically generated and expect to continue to generate most of our consolidated revenues during the period from January 1 through April 30 of each year. For example, in fiscal 2017 we earned 28% of our annual consolidated revenues during our fiscal third quarter ended January 31 and 92% of our annual consolidated revenues during the combined fiscal third and fourth quarters of 2017. We historically operate at a loss through the first eight months of each fiscal year, during which we incur costs associated with preparing for the upcoming tax season.

Off Balance Sheet Arrangements

We are a party to an interest rate swap agreement that allows us to manage fluctuations in cash flow resulting from changes in the interest rate on our variable rate mortgage. This swap effectively changes the variable-rate of our mortgage into a fixed rate of 4.12%. At October 31, 2017, the fair value of our interest rate swap was a liability of less than $0.1 million and was included in accounts payable and accrued expenses. The interest rate swap expires in December 2026.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks from those reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017.

ITEM 4
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

 The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2017, the Company’s disclosure controls and procedures were not effective due to a material weakness in the Company's internal control over financial reporting as described below.
The Company concluded that, notwithstanding the material weakness in the Company's internal control over financial reporting, the consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.
Changes in Internal Control over Financial Reporting

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following deficiency that constituted individually, or in the aggregate, a material weakness in our internal control over financial reporting as of October 31, 2017.
The control environment, risk assessment, control activities, information and communication, and monitoring controls were not effective. “Tone at the top” issues contributed to an ineffective control environment. The deficiencies aggregating to this material weakness are set forth below.
Control Environment - control deficiencies contributing to the material weakness relating to: (i) commitment to integrity and ethical values, (ii) the ability of the board of directors to effectively exercise oversight of the development and performance of internal control, as a result of failure to communicate relevant information within the organization and, in some cases, withholding information, (iii) appropriate organizational structure, reporting lines, and authority and responsibilities in pursuit of objectives, (iv) commitment to attract, develop, and retain competent individuals, and (v) holding individuals accountable for their internal control related responsibilities.
Risk Assessment - control deficiencies contributing to the material weakness relating to: (i) identifying, assessing, and communicating appropriate objectives, (ii) identifying and analyzing risks to achieve these objectives, (iii) contemplating fraud risks, and (iv) identifying and assessing changes in the business that could impact the system of internal controls.
Control Activities - control deficiencies contributing to the material weakness relating to: (i) selecting and developing control activities and information technology that contribute to the mitigation of risks and support achievement of objectives and (ii) deploying control activities through policies that establish what is expected and procedures that put policies into action.

Information and Communication - control deficiencies contributing to the material weakness relating to: (i) obtaining, generating, and using relevant quality information to support the function of internal control, and (ii) communicating accurate information internally and externally, including providing information pursuant to objectives, responsibilities, and functions of internal control.
Monitoring - control deficiencies contributing to the material weakness relating to: (i) selecting, developing, and performing ongoing evaluation to ascertain whether the components of internal controls are present and functioning, and (ii) evaluating and communicating internal control deficiencies in a timely manner to those parties responsible for taking corrective action.
Because of this material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2017.
The effectiveness of the Company’s internal control over financial reporting as of April 30, 2018 has been audited by Cherry Bekaert LLP, an independent registered public accounting firm, and an adverse opinion was issued as stated in their report which appears in the Form 10-K filed on October 5, 2018.
Remediation Efforts to Address Material Weakness
The Company's management has worked, and continues to work, to strengthen the internal control over financial reporting. The Company is committed to ensuring that such controls are designed and operating effectively. Since identifying the material weakness in the internal controls over financial reporting relating to the Company's former CEO and Chairman of the Board and his control of the Board of Directors through his ownership of Class B common stock, the Company has developed and subsequent to year end implemented remediation plans to address these control failures. The Company's Board of Directors and management take internal controls over financial reporting and the integrity of the Company’s financial statements seriously and believe that the remediation steps described below, including with respect to personnel changes, were and are essential steps to maintaining strong and effective internal controls over financial reporting and a strong internal control environment.
The Company has taken significant steps to address the material weaknesses set forth above. The Company believes that making the following changes are critical steps toward addressing the “tone at the top” concerns that contributed to the material weakness it has identified. The following steps are among the measures that have been implemented or will be implemented as soon as practicable after the date of this filing:

•
On July 24, 2018, the Company's former President and Chief Executive Officer and Chairman of the Board of Directors, entered into a stock purchase agreement to sell all of his shares of the Company’s Class A common stock and Class B common stock owned directly and indirectly by him. As a result of this transaction, Mr. Hewitt resigned as Chairman of the Board.

•	In addition to the resignation of Mr. Hewitt as Chairman of the Board, all remaining Class B directors previously appointed by our former Chairman tendered their resignation to the Board.

•
In February 2018, the Board of Directors appointed Nicole Ossenfort as the Company's new President and Chief Executive Officer. Ms. Ossenfort has brought expertise and leadership to the Company and has helped establish open lines of communication with her internal business unit leaders and the finance and accounting team.

•	In June 2018, the Company hired a new Chief Financial Officer, Michael S. Piper, who has brought expertise and leadership to the Company and our finance and accounting team.

•
Most recently, the Company elected five new Class A directors through written consent executed by stockholders representing a majority of the outstanding shares of the Company’s Class A common stock that are “independent” for purposes of the Nasdaq Listing Rules.

•	The Board of Directors has elected Andrew M. Laurence as the Chairman of our Board of Directors.

•	The Company hired Ernst & Young to conduct a review of its corporate governance practices.

The Company is committed to maintaining a strong internal control environment, and believe that these remediation actions represent significant improvements in its controls. Additional remediation measures continue to be considered and will be implemented as appropriate. The Company will continue to assess the effectiveness of our remediation efforts in connection with its evaluations of internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1
LEGAL PROCEEDINGS
For information regarding legal proceedings, please see "Note 12. Commitments and Contingencies" in Financial Statements, which information is incorporated herein by reference.

ITEM 1A
RISK FACTORS

The following risk factors are our risk factors as set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended April 30, 2018:

Risks Related to Our Business

Recent turnover in our senior management could have a material adverse effect on our business.

In September 2017, Edward Brunot, our Chief Operating Officer, was appointed as our Chief Executive Officer shortly after the termination of John T. Hewitt. In February 2018, the Board of Directors appointed Nicole Ossenfort as President and Chief Executive Officer to replace Mr. Brunot. In addition, several members of our senior management team have resigned since September 2017, including two chief financial officers, general counsel, chief information officer and other positions. Since that time, the Company made several significant hires, including the rehiring of Michael S. Piper as Chief Financial Officer; however, this turnover in senior management could cause operational disruptions and create uncertainty for management, employees, franchisees, customers and stockholders.

Senior management turnover may also disrupt our operations, our strategic focus or our ability to drive stockholder value. In addition, these changes and the failure to retain and recruit key employees, including senior management, could have a material adverse effect on our operations and ability to manage day-to-day aspects of our business, as well as our ability to continue to grow our business. Our future success will depend in part upon our ability to attract and retain senior management personnel having the experience and skills necessary to assist us. We face competition for personnel from numerous other entities, including competing tax return preparation firms, some of which have significantly greater resources than us. We can provide no assurances that turnover in senior management will not have a material adverse effect on our business.

Recent turnover with our Board of Directors may disrupt our operations, our strategic focus or our ability to drive stockholder value.

In addition to changes to our senior management, there also have been significant changes to our Board of Directors since September 2017, as reported in our periodic filings. In May 2018, four Class A directors - G. William Minner, Jr., Thomas Herskovits, Patrick A. Cozza and Lawrence Miller - were elected by our Class A stockholders to the Board of Directors. As a result of these changes, the Board of Directors appointed new independent members to its Nominating & Corporate Governance Committee and Compensation Committee to remain in compliance with our bylaws and Nasdaq listing standards.

Additionally, in connection with the sale of his Class A and Class B common stock to unaffiliated third parties, Mr. Hewitt agreed to tender his resignation to the Company’s Board of Directors and agreed to cause the five Class B directors previously appointed by Mr. Hewitt to tender their resignations, in each case, effective upon the closing of the sale. On August 9, 2018, the Company received a written consent executed by a majority of the outstanding shares of the Company’s Class A common stock electing the following five persons as directors of the Company to serve until the Company’s next annual meeting of stockholders and until their successors are duly elected and qualified: Brian R. Kahn, Andrew M. Laurence, Matthew Avril, Bryant R. Riley and Kenneth M. Young.

Turnover with our Board of Directors may disrupt our operations, our strategic focus or our ability to drive stockholder value. If we fail to attract and retain new skilled personnel for our Board of Directors and senior management positions, our business and growth prospects could disrupt our operations and have a material adverse effect on our operations and business.

Because much of our growth has been achieved through rapidly opening new offices, we may not achieve the same level of growth in revenues and profits in future years.

Historically our growth has been driven by selling franchises and entering into agreements with ADs who have assisted us in expanding our geographic reach. However, our success depends, in part, on retaining operational offices which contribute to our growth. Slowed growth in expanding office count and closures of company-owned and franchisee operations could adversely affect our business, our consolidated financial position, results of operation and cash flows.

Our future viability, profitability, and growth will depend upon our ability to successfully operate and continue to expand our operations in the United States and Canada. Furthermore, in prior years, our business has experienced rapid growth in the number of franchisees and office locations in large geographic markets, and our continued growth in those markets may not continue at the same pace. Our ability to continue to grow our business will be subject to a number of risks and uncertainties and will depend in large part on:

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

Our business is highly seasonal, with the substantial portion of our revenue earned in the January through April “tax season” in the United States and Canada each year. The concentration of our revenue-generating activity during this relatively short period presents a number of challenges for us and our franchisees, including:

•	cash and resource management during the first eight months of our fiscal year, when we generally operate at a loss and incur fixed costs and costs of preparing for the upcoming tax season;

•	compliance with financial covenants under our credit facility, particularly if the timing of our revenue generation deviates from our typical revenue patterns;

•	the availability of seasonal employees willing to work for our franchisees for at or near the minimum wage, with minimal benefits, for periods of less than a year;

•	the success of our franchisees in hiring, training, and supervising these employees and dealing with turnover rates;

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

Our future success will depend in part upon the continued success of our senior management, as well as our ability to attract and retain capable middle management.

Failure to maintain the continued services of senior management personnel or to attract and maintain capable middle management could have a material adverse effect on us. If senior management were to leave the Company, it could be difficult to replace them, and our operations and ability to manage day to day aspects of our business as well as our ability to continue to grow our business may be materially adversely affected. Our future success will also depend in part upon our ability to attract and retain capable middle management, such as regional directors, consultants for franchised offices, training directors, tax advisors, and computer personnel, having the specific executive skills necessary to assist us and our franchisees. We face competition for personnel from numerous other entities, including competing tax return preparation firms, some of which have significantly greater resources than we do.

Because we are not a financial institution, we can only facilitate the sale of financial products through our arrangements with financial institutions and other financial partners and, if these arrangements are terminated for any reason, we may not be able to replace them on acceptable terms or at all.

Revenue derived from our facilitation of the sale of financial products provided to our customers by financial institutions and providers is approximately 25% to 30% of our total annual revenue. Our tax return preparation business is also, to some extent, dependent on our ability to facilitate the sale of these products, because our customers are often attracted to our business by the expectation that these products will be available. Financial products that monetize future tax refunds are specialized financial products, and if our arrangements with the financial institutions and other partners that provide our tax settlement products were to terminate and we were unable to secure an alternative relationship on acceptable terms, or at all, our financial results could be materially adversely affected. In addition, any changes in our contractual terms with these financial institutions and other partners that result in a reduction in our fee income, if not offset by customer growth associated with lower fees, could adversely affect our profitability. See “-Risks Related to Regulation of Our Industry-We may be unsuccessful in litigation that characterizes refund transfer products as loans, which could subject us to damages and additional regulation, and which could adversely affect our ability to offer tax settlement products and have a material adverse effect on our operations and financial results.”

We face significant competition in the tax return preparation business and face a competitive threat from software providers and internet businesses that enable and encourage taxpayers to prepare their own tax returns.

The tax return preparation industry is characterized by intense competition. We compete with H&R Block, which is larger and more widely recognized than we are, Jackson Hewitt and with other national and regional tax services and smaller independent tax return preparation services, small franchisors, regional tax return preparation businesses, accounting firms, and financial service institutions that prepare tax returns as part of their business. Additionally, we believe that many taxpayers in our target market prepare their own returns and in light of recent tax legislation enacted by the US government and any proposed modifications to the Internal Revenue Code which simplify tax preparation, may result in even more taxpayers preparing their own returns. The availability of these alternative options may reduce demand for our products and limit the fees our franchisees can charge, and competitors may develop or offer more attractive or lower cost products and services than ours, which could erode our consumer base.

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

Historically, almost all Liberty Tax offices have been owned by franchisees, and most of the Company-owned offices we have operated during a tax season have been offices previously operated by former franchisees. Our Company-owned offices may be less successful than our typical franchisee-owned offices because they often represent offices transitioned from a less successful franchisee. For this reason, we are not able to obtain the continuity of staffing in Company-owned offices that we expect to experience in our franchisee-owned offices. As part of our business strategy, we may also take back offices previously operated by franchisees who have elected to exit the system and these offices may face operational and financial challenges which could negatively impact the success of the offices. However, our failure to timely comply with our periodic reporting requirements has resulted in the delisting of our Class A common stock, which has affected our ability to sell franchises in our fiscal year ending April 30, 2019.

The provision of health insurance and other insurance products to customers by our franchisees and their preparers may subject us and our franchisees to additional claims from customers, as well as increased regulatory risk.

As part of our effort to make information about health insurance options available to tax office customers, we have encouraged our franchisees to make licensed insurance agents available in tax offices. A significant number of our franchisees have become or arranged for the availability of insurance agents and participated in the writing of health insurance policies for customers. The provision of these insurance services subjects our franchisees to a complex regulatory environment, and to potential claims by customers who may become dissatisfied with the insurance products they obtain. Any failure by our franchisees or their employees to comply with applicable insurance laws and regulations could have an adverse effect on our business and subject our franchisees and us to regulatory complaints, and any failure by our franchisees to provide satisfactory insurance services to customers may adversely affect our customer relationships and our business.

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

Our business relies on technology systems and electronic communications, which, if disrupted, could materially affect our business.

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
Additionally, in the course of our business, we collect, use, and retain large amounts of our clients’ personal information, including tax return information and social security numbers. It is critical to our business strategy that our infrastructure, products and services remain secure and are perceived by customers, clients and partners to be secure. See “-If we fail to protect or fail to comply with laws and regulations related to our customers' personal information, we may face significant fines, penalties, or damages and our brand and reputation may be harmed.”

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

A breach of any of these covenants, tests, or mandatory payments could limit our ability to borrow funds under the revolving loan or result in a default under our loans. In addition, these covenants may prevent us from incurring additional indebtedness to expand our operations and execute our business strategy, including making acquisitions. We may also from time to time seek to refinance all or a portion of our debt or incur additional debt in the future. Any such future debt or other contracts could contain covenants more restrictive than those in our existing credit facility. Our ability to comply with the covenants, tests, or mandatory payments in our credit facility may be affected by events beyond our control, including prevailing economic, financial, and industry conditions or our ability to make tax settlement products available to our customers. See “Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Overview of factors affecting our liquidity-Credit facility.”

We are dependent on the timing of the tax filing season, and disruptions in the opening of the tax season may have a material adverse effect on our results of operations and liquidity.

Historically, the federal tax filing season has begun in mid-January, and both we and our franchisees have begun to prepare tax returns in early January with the ability to electronically file those returns beginning in mid-January. For both the 2013 and 2014 tax seasons, the IRS postponed the first date on which it generally accepts electronic filings until the end of January, and in 2013, also delayed the availability of a significant number of tax forms. These delays at the beginning of the tax season were also replicated at the state level in 2013, because of the reliance of states on tax forms that are dependent upon or subject to changes in federal tax forms. The change in the start of the 2013 and 2014 tax filing seasons materially affected our revenue during the fiscal quarter ended January 31 of both years, and also required us to engage in additional borrowing to support both our operations and those of our franchisees because of the delay in receipt of revenue associated with tax filings. Similarly, the Protecting Americans from Tax Hikes Act of 2015 (the “PATH Act”), enacted in 2015 came into effect in 2017, in which the IRS was required to wait until at least February 15, 2017 to issue refunds to taxpayers who claim the Earned Income Tax Credit or the Additional Child Tax Credit. In addition, due to tax reform and the IRS’ modification of forms such as the 1040 and attached schedules, there is the possibility that the IRS’ acceptance of tax returns may face, as of now undetermined, delays. Substantial delays in the opening of the tax filing season or the funding of processed returns, in future years would likely have an adverse effect on our revenue and liquidity.

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

We have been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation arising in connection with our various business activities. We are currently involved in a class action lawsuit, in which we are vigorously defending ourselves. There can be no assurance, however, that we will not have to pay significant damages or amounts in settlement above insurance coverage. Adverse outcomes related to litigation could result in substantial damages and could cause our net income to decline or may require us to alter our business operations. Negative public opinion can also result from our actual or alleged conduct in such claims, possibly damaging our reputation, which could negatively impact our financial performance and could cause the value of our stock to decline. See "Note 12 - Commitments and Contingencies" in the Notes to the Consolidated Financial Statements.

If we fail to protect or fail to comply with laws and regulations related to our customers' personal information, we may face significant fines, penalties, or damages and our brand and reputation may be harmed.

Privacy concerns relating to the disclosure of consumer financial information have drawn increased attention from federal and state governments in the United States. The IRS generally prohibits the use or disclosure by tax return preparers of taxpayers' information without the prior written consent of the taxpayer. In addition, the Gramm-Leach-Bliley Act and other Federal Trade Commission (“FTC”) regulations require financial service providers, including tax return preparers, to adopt and disclose consumer privacy policies and provide consumers with a reasonable opportunity to opt out of having personal information disclosed to unaffiliated third parties for advertising purposes. We and our franchisees manage highly sensitive client information in our operations, and although we have established security procedures to protect against identity theft and require our franchisees to do the same, a security incident resulting in breaches of our customers' privacy may occur. If the measures we have taken prove to be insufficient or inadequate or if our franchisees fail to meet their obligations in this area, we and our franchisees may become subject to litigation or administrative sanctions, which could result in significant fines, penalties, or damages and harm to our brand and reputation, which in turn could negatively impact our ability to retain our customers. Moreover, although we have some insurance that may defray the cost, the cost of remediating any breach resulting from a cybersecurity incident or other breach of the privacy of customer information would likely be substantial. Furthermore, we may be required to invest additional resources to protect us against damages caused by these actual or perceived disruptions or security breaches in the future. We could also suffer harm to our reputation from a security breach or inappropriate disclosure of customer information. Changes in these federal and state regulatory requirements could result in more stringent requirements and could result in a need to change business practices, including how information is disclosed. These changes could have a material adverse effect on our business, financial condition, and results of operations. Moreover, a significant security breach or disclosure of customer information could so damage our brand and reputation that demand for the services that are provided by us and our franchisees may be reduced.

If our business or the tax industry generally is perceived as a source of identity theft, our reputation may be harmed, and our financial performance could be materially adversely affected.

Identity theft and privacy concerns relating to customer information disclosure has been the subject of attention in recent years, including the substantial publicity around identity theft problems involving at least one of our competitors. Further, in May 2015, the IRS announced a significant breach of its data security that resulted in the potential theft of personally identifiable tax information involving more than 100,000 taxpayers. If the use of electronic tax filing becomes perceived by customers as subjecting them to unacceptable identity theft risk, or if we experience a breach of security that subjects a number of our customers to potential identity theft, customers may eschew our services or assisted tax preparation generally, in favor of self-preparation and the avoidance of electronic filing. In such an event, our reputation may be harmed, and we may experience a material adverse effect on our business, financial condition and results of operation.

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

Failure to maintain sound business relationships with our franchisees may have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.

Our financial success depends in significant part on our ability to maintain sound business relationships with our franchisees. The support of our franchisees is also critical for the success of our marketing programs and any new strategic initiatives we seek to undertake. Deterioration in our relationships with our franchisees or the failure of our franchisees to support our marketing programs and strategic initiatives could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.

An increase in the minimum wage may adversely affect the operations of our franchisees.

Many of the seasonal employees hired by our franchisees for each tax season receive compensation at or near the minimum wage. If our franchisees experience increases in payroll expenses as a result of government-mandated increases in the minimum wage or overtime requirements, their costs of operation may increase at a rate greater than their ability to raise the prices of the services they offer. If this occurs, our franchisees may not be able to maintain seasonal employment at levels that will provide an optimal level of customer service and marketing support, their marketing and advertising programs may be less effective, and their results of operations may be adversely affected, which could, in turn, adversely affect our results of operations.

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

Risks Related to Our Class A Common Stock

Our corporate actions could be substantially influenced by our principal stockholders and affiliated entities.

As of August 10, 2018, our principal stockholders and their affiliated entities owned over 50% of our outstanding Class A common stock. These stockholders, acting individually or as a group, could exert substantial influence over matters, such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal stockholders and their affiliated entities, elections of our Board of Directors will generally be within the control of these stockholders and their affiliated entities. While all of our stockholders are entitled to vote on matters submitted to our stockholders for approval, the concentration of shares and voting control presently lies with these principal stockholders and their affiliated entities. As such, it would be difficult for stockholders to propose and have approved proposals not supported by management. There can be no assurance that matters voted upon by our principal stockholders and their affiliated entities will be viewed favorably by all stockholders of the Company.

Our Class A common stock is currently quoted on the OTC Market, which may have an unfavorable impact on our stock price and liquidity.

Effective at the open of business on August 2, 2018, our Class A common stock was suspended from trading on The Nasdaq Global Select Market. Since then, our Class A common stock has been quoted on the OTC Market. The OTC Market is a significantly more limited market than Nasdaq. The quotation of our shares on the OTC Market may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. We have appealed the delisting determination of the Nasdaq Hearings Panel and requested to maintain the listing of the Company’s Class A common stock on Nasdaq. However, we cannot assure you that the appeal will be granted, that we will be able to meet the initial listing standards of any stock exchange, or that we will be able to maintain any such listing.

Our stock price has been extremely volatile, and investors may be unable to resell their shares at or above their acquisition price or at all.

Our stock price has been, and may continue to be, subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including, but not limited to:

•	actual or anticipated variations in our operating results from quarter to quarter;

•	actual or anticipated variations in our operating results from the expectations of securities analysts and investors;

•	actual or anticipated variations in our operating results from our competitors;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	sales of Class A common stock or other securities by us or our stockholders in the future;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	certain non-compliance, fraud and other misconduct by our franchisees and/or employees;

•	departures of key executives or directors;

•	resignation of our auditors;

•	delisting determination by Nasdaq;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, financing efforts or capital commitments;

•	delays or other changes in our expansion plans;

•	involvement in litigation or governmental investigations or enforcement activity;

•	stock price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	general market conditions in our industry and the industries of our customers;

•	general economic and stock market conditions;

•	regulatory or political developments; and

•	terrorist attacks or natural disasters.

Furthermore, the capital markets experience extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political, and market conditions such as recessions, interest rate changes, or international currency fluctuations may negatively impact our stock price. Trading price fluctuations may also make it more difficult for us to use our Class A common stock as a means to make acquisitions or to use options to purchase our Class A common stock to attract and retain employees. If our stock price does not exceed the price at which stockholders acquired their shares, investors may not realize any return on their investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We currently are, and may be in the future, the target of this type of litigation. See “-We are named in federal securities class action lawsuits and derivative complaints; if we are unable to resolve these matters favorably, then our business, operating results and financial condition may be adversely affected.”

A significant portion of our outstanding shares of Class A common stock may be sold into the market, which could adversely affect our stock price.

Although our Class A common stock is currently quoted on the OTC Market, sales of a substantial number of shares of our Class A common stock in the public market could occur at any time, subject to certain securities law restrictions. Sales of shares of our Class A common stock or the perception in the market that the holders of a large number of shares of Class A common stock intend to sell shares could reduce our stock price.

Our stock price and trading volume could decline if securities or industry analysts do not publish research or reports about our business or if they publish misleading or unfavorable research or reports about our business.

The trading market for our Class A common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. The number of securities or industry analysts that commence or maintain coverage of our Class A common stock could adversely impact the trading price and liquidity for our shares. In the event we obtain securities or industry analyst coverage, if one or more of the analysts who covers us downgrades our stock or publishes misleading or unfavorable research about our business, our stock price could decline. If one or more of these analysts ceases to cover us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price or trading volume to decline.

As a public company, we are subject to reporting and other compliance requirements, which may result in increased costs and focus of our management's attention.

As a company with public equity, we incur significant legal, accounting, and other expenses. In addition, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as related rules implemented by the SEC and Nasdaq, impose various requirements on companies with public equity. As a public company, we are required to:

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

Our management and other personnel have devoted a substantial amount of time to these compliance matters. Also, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly than would be the case for a private company. For example, these rules and regulations have made it more expensive for us to maintain director and officer liability insurance. As a result, it may be more difficult for us to recruit and retain qualified individuals to serve on our Board of Directors or as our executive officers. See “-Risks Related to Our Business-Recent turnover in our senior management could have a material adverse effect on our business.” and “-Risks Related to Our Business-Recent turnover with our Board of Directors may disrupt our operations, our strategic focus or our ability to drive stockholder value.”

In addition, as a public company, we are subject to financial reporting, internal controls over financial reporting and other requirements, including Nasdaq continued listing requirements. Our failure to timely comply with these periodic reporting requirements has resulted in the delisting of our Class A common stock, which could adversely affect investor confidence in our Company and, as a result, the value of our common stock. A failure to maintain adequate internal controls over financial reporting could adversely affect investor confidence in the accuracy of our financial statements which may have an unfavorable impact on the value of our common stock. In addition, our failure to timely comply with reporting requirements has resulted our inability to complete franchise sales and to provide current financial information to our investors. See “-Our Class A common stock is quoted on the OTC Market, which may have an unfavorable impact on our stock price and liquidity.”

We are named in federal securities class action lawsuits and derivative complaints; if we are unable to resolve these matters favorably, then our business, operating results and financial condition may be adversely affected.

We are currently involved in securities and derivative litigation in the Court of Chancery of the State of Delaware, United States District Court for the Eastern District of New York and the United States District Court in the Eastern District of Virginia. See "Note 12 - Commitments and Contingencies" in the Notes to the Consolidated Financial Statements. We cannot at this time predict the outcome of these matters or reasonably determine the probability of a material adverse result or reasonably estimate range of potential exposure, if any, that these matters might have on us, our business, our financial condition or our results of operations, although such effects could be materially adverse. In addition, in the future, we may need to record litigation reserves with respect to these matters. Further, regardless of how these matters proceed, it could divert our management’s attention and other resources away from our business.

We will no longer be an “emerging growth company,” and we may no longer take advantage of certain exemptions from various reporting requirements.

Concurrent with the filing of our Annual Report on Form 10-K for the year ended April 30, 2018, we will no longer be an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) enacted in April 2012, and we will not be able to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are emerging growth companies. As such, we will be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. Further, we will not be able to take advantage of the same reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements that smaller reporting companies are permitted to provide or exemptions from the requirements of holding a nonbinding advisory stockholder vote on executive compensation, frequency of approval of executive compensation, and of any golden parachute payments not previously approved. In addition, we will no longer be able to take advantage of Section 107 of the JOBS Act that provides that an emerging growth company may take advantage of the extended transition period provided in the Securities Act of 1933 (the “Securities Act”) and the Exchange Act for complying with new or revised accounting standards.

Although we may desire to continue to pay dividends in the future, our financial condition, debt covenants, or Delaware law may prohibit us from doing so.

We began declaring and paying cash dividends on our common stock in April 2015. Although we have announced a $0.16 per share quarterly cash dividend and may continue to pay cash dividends in the future, the payment of dividends will be at the discretion of our Board of Directors and will depend, among other things, on our earnings, capital requirements, and financial condition. Our ability to pay dividends will also be subject to compliance with financial covenants that are contained in our credit facility and may be restricted by any future indebtedness that we incur or issuances of preferred stock. In addition, applicable law requires our Board of Directors to determine that we have adequate surplus prior to the declaration of dividends. We cannot provide an assurance that we will continue to pay dividends at any specific level or at all.

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

Our financial success depends on our franchisees and the manner in which they operate and develop their offices. We do not exercise direct control over the day-to-day operations of our franchises, and our franchisees may not operate their offices in a manner consistent with our philosophy and standards and may not increase the level of revenues generated compared to prior tax seasons. Our growth and revenues may, therefore, be adversely affected. There can be no assurance that the training programs and quality control procedures we have established will be effective in enabling franchisees to run profitable tax preparation businesses or that we will be able to identify problems or take corrective action quickly enough. In addition, failure by a franchisee to provide service at acceptable levels may result in adverse publicity that can materially adversely affect our reputation and ability to compete in the market in which the franchisee is located. Further, franchisees are required to prepare tax returns solely through the use of our authorized software. Franchisees’ failure to use the authorized software or conversely, the use of alternative software, prevents us from monitoring tax returns prepared by a franchisee for accuracy and may also prevent us from the opportunity to collect revenue such as royalties.

If our franchisees fail to open offices in new territories or if they are not successful in operating their new offices, our franchise-related revenue and results of operation will be adversely affected.

Each year, we anticipate adding offices to our franchise system, but the opening of these offices depends on the purchase of additional territories by our franchisees and on the opening of offices in territories previously purchased and newly purchased. Many factors go into opening a new office, including obtaining a suitable office location, the availability of sufficient start-up capital, and the ability to recruit tax preparers and other personnel to work in new offices. If a significant number of offices that we expect to be open in a tax season fail to open, are delayed, or open in unsuitable locations or with insufficient personnel, the revenue we expect to receive from royalty payments and the repayment of indebtedness to us by our franchisees will be adversely affected. Because we utilize an almost exclusive franchise business model, we do not have the same flexibility to open new offices as our competitors who make greater use of Company-owned offices. Additionally, our failure to timely comply with our periodic reporting requirements has resulted in the delisting of our Class A common stock, which has affected our ability to sell franchises in our fiscal year ended April 30, 2019.

Our operating results may be adversely affected by the default of our franchisees and ADs on loans made by us or third parties.

We extend financing to certain franchisees for initial franchise fees as cash advances for their working capital needs and for other purposes. The financing is in the form of promissory notes payable to us. There can be no assurance that any franchisee will generate revenue sufficient to repay any amounts due nor is there any assurance that any franchisee will be able to repay any amounts due through other means. We also extend financing to ADs from time-to-time for a portion of their area development fees.. Any failure by the franchisees and ADs to pay these amounts, if the amounts are not recoverable by us through other means, could have a material adverse effect on our financial performance.

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

Although our tax return preparation compliance program seeks to monitor the activities of our franchisees, it is unlikely to detect every problem. While we have implemented a variety of measures to enhance tax return preparation compliance as well as our monitoring of these activities, there can be no assurance that franchisees and tax preparers will follow these procedures. From time to time, the federal and/or state authorities may take adverse action against franchisees or preparers related to tax compliance issues, seeking injunctions, damages or even criminal sanctions with respect to such behavior. Failure to detect and prevent tax return preparation compliance issues could expose us to the risk of government investigation or litigation, result in bad publicity and reputational harm, and could subject us to remedies and loss of customers that could cause our revenues or profitability to decline. See “-Risks Related to Our Business-If we fail to protect or fail to comply with laws and regulations related to our customers' personal information, we may face significant fines, penalties, or damages and our brand and reputation may be harmed.”

In fiscal 2016, the DOJ announced two lawsuits against certain of our former franchisees and two lawsuits against then-existing franchisees, which concluded in fiscal 2017. Allegations involved claims of fraudulent tax preparation. We were not named as a defendant in these suits. Further, in fiscal 2017, the state of Maryland, Office of the Comptroller suspended the processing of electronic and paper returns of one franchisee and two offices in that state. In fiscal 2018, the DOJ filed suit against one former and two then active franchisees in Florida based upon their alleged preparation of fraudulent tax returns. Also during fiscal 2018, the DOJ indicted four Milwaukee tax preparers based upon their alleged filing of fraudulent tax returns. We are cooperating with the applicable governmental authorities in connection with their investigations. We have continued to enhance our Compliance Department tasked with examining and preventing non-compliance, fraud and other misconduct among our franchisees and their employees. Nonetheless, there can be no assurance that our Compliance Department, the tax return preparation compliance program, or other efforts will be effective in eliminating non-compliance, fraud and other misconduct among our franchisees and/or employees. Accordingly, any such non-compliance, fraud or other misconduct may have a material adverse effect on our reputation, financial condition and results of operations.

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

During fiscal 2015, we launched a new franchise brand, SiempreTax+, designed to enable our franchisees to better serve Hispanic customers and to assist us in building out our franchise network. Although franchisees opened a significant number of SiempreTax+ offices for the 2018, 2017 and 2016 tax seasons, the launch of a new nationwide brand involves substantial risks and uncertainties, and the interest of prospective franchisees and customers in the new brand may not be sufficient to permit us to grow the brand as rapidly as we hope. We expended significant management time and start-up expenses during the first year of this brand, and if the brand is not successful or falls short of anticipated growth, we may be adversely affected by continued expenses and the diversion of management time to this initiative at the expense of our core Liberty Tax brand. In the future, we may also launch additional business brands or initiatives which could negatively impact our financial performance if unsuccessful or underperforming.

Risks Related to Regulation of Our Industry

Federal and state regulators may impose new regulations on non-loan tax settlement products that would make those products more expensive for us to offer or more difficult for our customers to obtain.

Consumer advocacy organizations and some government officials have asserted that non-loan tax settlement products, such as the refund transfer products we offer, should be treated as loan products or otherwise be more heavily regulated. These groups assert that refund transfer products and similar products are loans because most customers complete the payment for their tax preparation and related fees at the time their refund is disbursed, and therefore, the customer has received an extension of credit because of a purported deferral of the tax preparation fees until the refund is received. We are subject to a judgment in the State of California that treats refund transfer product products that we provide in that state as if they were extensions of credit. In addition, certain litigation discussed below involving us and others in the tax industry include claims that refund transfer products and similar products constitute loans or extensions of credit. If other state or federal courts or agencies successfully require us to treat refund transfer products as if they are loans or extensions of credit, we may be subject to the cost of additional regulation, including disclosure requirements that could reduce the demand for these products by potential customers and may be subject to limitations on our ability to offer these products, which could materially adversely affect our operations. See "Note 12 - Commitments and Contingencies" in the Notes to the Consolidated Financial Statements.

We may be unsuccessful in litigation that characterizes refund transfer products as loans, which could subject us to damages and additional regulation, and which could adversely affect our ability to offer tax settlement products and have a material adverse effect on our operations and financial results.

We were sued in November 2011 in four states, and additional lawsuits have been filed in five other states since the initial filings. These cases have now been consolidated before a single judge in federal court in the Northern District of Illinois. The consolidated complaint alleges violations of state-specific refund anticipation loan and other consumer statutes alleging that a refund transfer product represents a form of refund anticipation loan because the taxpayer is “loaned” the tax preparation fee, and that a refund transfer product is, therefore, subject to federal truth-in-lending disclosure and state law requirements regulating refund anticipation loans. We are aware that virtually identical lawsuits were filed against three of our competitors. In June 2015, we entered into a settlement agreement in this case in order to minimize the expense of litigation and the risk attendant to the litigation. Although this case was resolved through a settlement, the underlying issue may be the subject of additional regulation and litigation. We may also become subject to existing state regulations governing refund anticipation loans (in the states that have such regulations) and the costs of additional regulation, including disclosure requirements, and we may be subject to limitations on our ability to offer these products. These additional disclosure requirements could reduce the demand for these products by potential customers, and the possible application of state lending and other refund anticipation loan-related statutes and regulations might adversely affect our fee income to the extent those statutes or regulations impose limitations on fees that we now charge in connection with refund transfer products. If it becomes more difficult for us and our franchisees to offer these products to taxpayers, or if we are subject to damages in future litigation, it could materially and adversely affect our operations and financial results.

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

Financial institutions that provide or otherwise facilitate tax settlement products are subject to significant regulation and oversight by federal and state regulators, including banking regulators.  Federal and state laws and regulations govern numerous matters relating to the offering of consumer loan products, such as Refund Advances and consumer deposit products such as refund transfers.  From time to time, government officials at the federal and state levels may introduce and enact legislation and regulations proposing to further regulate or prevent the facilitation of refund-based loans and other tax settlement products and take other actions that have the effect of restricting the availability of these products. In July 2011, the Consumer Financial Protection Bureau (“CFPB”) was created by the Dodd-Frank Act to administer and enforce consumer protection laws and regulation in the financial sector. Certain proposed legislation, regulations, and activities by CFPB or other regulators could increase costs to us, our franchisees, the financial institutions, and other parties that provide our tax settlement products or could negatively impact or eliminate the ability of financial institutions to provide or facilitate tax settlement products through tax return preparation offices.

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

Our ability to offer refund transfer products (as well as other tax settlement products that require the creation of a customer bank account) is dependent on the ability and willingness of our financial product service providers to make available to our customers the bank accounts into which their tax refunds are deposited. If any of the federal or state regulatory authorities with the power to regulate these service providers prevents or makes it more difficult for our service providers to make these bank accounts available to our customers or if the service providers determine that they no longer wish to participate in these transactions, we may be unable to find alternative service providers that will be willing to provide the required number of bank accounts to our customers. If we are unable to make bank accounts available for refund transfer products, we will not be able to enable our customers to utilize these accounts for the direct deposit of their federal and state tax returns, which would materially affect our ability to offer tax settlement products to those customers. In addition, statutes applicable to acceptable refund transfer fees are state specific which may adversely affect how we currently conduct or have conducted our business in the past and may require change to such business practices to otherwise comply with these statutes and could be subject to fines, penalties, or other payments related to past conduct.

Regulatory actions could have an adverse effect on our business and our consolidated financial position, results of operations, and cash flows.

We are subject to additional federal, state, local, and foreign laws and regulations, including, without limitation, in the areas of franchise, labor, immigration, advertising, consumer protection, financial services and products, payment processing, privacy, anti-competition, environmental, health and safety, insurance, and healthcare. There have been significant new regulations and heightened focus by the government in some of these areas, including, for example, healthcare, consumer financial services and products, and labor, including overtime and exemption regulations and state and local laws on minimum wage and other labor-related issues. There may be additional regulatory actions or enforcement priorities, or new interpretations of existing requirements that differ from ours. These developments could impose unanticipated limitations or require changes to our business, which may make elements of our business more expensive, less efficient, or impossible to conduct, and may require us to modify our current or future services or products, which effects may be heightened given the nature, broad geographic scope, and seasonality of our business.

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

For example, several members of Congress have proposed legislation that would authorize or require the IRS to allow taxpayers to access web-based tax preparation tools that would include “pre-populated” tax return forms that would presumably include data provided to the IRS from other government agencies, such as the Social Security Administration. If these or similar proposals are enacted, many tax customers might elect those services rather than paid tax preparation or the use of fee-based tax software or online tax preparation.

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

Delays in the passage of tax laws and the implementation by the federal or state governments could harm our business.

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

Some regulators have suggested that it would be appropriate to allow taxpayers to “split” their tax refunds, in a manner that would separate the payment of tax preparation fees from the balance of a customer's refund. In describing these proposals, some advocates have called for a cap on tax preparation fees that would adversely affect the ability of tax preparers to charge market prices for tax services and could reduce income to our franchisees, and therefore, to us. Other proposals have been advanced that would attempt to reduce tax refund fraud by significantly postponing the speed with which refunds are processed, or even postponing the processing of refunds until after the April 15 federal tax filing deadline. Such a change would likely have the effect of devaluing services that allow tax customers in the early portion of the tax season to receive their refunds on a more expedited basis that is available when electronic filing is not used and could therefore reduce the demand for the services we and our franchisees provide.

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

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuances of unregistered securities during the six months ended October 31, 2017.

SHARE REPURCHASES

Our Board of Directors has authorized up to $10.0 million for share repurchases. This authorization has no specific expiration date and cash proceeds from stock option exercises increase the amount of the authorization. In addition, the Board of Directors authorized an AD repurchase program, which reduces the amount of the share repurchase authorization on a dollar-for-dollar basis. Shares repurchased from option exercises and RSUs vesting that are net-share settled by us and shares repurchased in privately negotiated transactions are not considered share repurchases under this authorization.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Remaining Maximum Value of Shares that may be Purchased Under the Plan (1)
August 1 through August 31, 2017	—	—	—	6,486
September 1 through September 30, 2017	—	—	—	6,131
October 1 through October 31, 2017	—	—	—	6,131
Total	—		—

(1) As part of the AD repurchase program, the Company expended $2.5 million during the quarter. The Company also received $0.1 million in cash proceeds from stock options during the quarter.

ITEM 5
OTHER INFORMATION

ITEM 6
EXHIBITS

We have filed the following exhibits as part of this report:

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

10.1
Retention Bonus and Restricted Stock Unit Agreement, effective as of September 6, 2017, by and between Liberty Tax, Inc. and Kathleen E. Donovan (Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 6, 2017). *
X

10.2
Retention Bonus and Restricted Stock Unit Agreement, effective as of September 6, 2017, by and between Liberty Tax, Inc. and Vanessa M. Szajnoga (Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 6, 2017). *
X

10.3
Retention Bonus and Restricted Stock Unit Agreement, effective as of September 6, 2017, by and between Liberty Tax, Inc. and Richard G. Artese (Exhibit 10.3 to the Company's Current Report on Form 8-K filed on September 6, 2017). *
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

Liberty Tax, Inc. (Registrant)

October 5, 2018	By:	/s/ Nicole Ossenfort
Nicole Ossenfort President and Chief Executive Officer (Principal Executive Officer)

October 5, 2018	By:	/s/ Michael S. Piper
Michael S. Piper Chief Financial Officer (Principal Financial Officer)