Form 10-Q
period 2018-01-31
Liberty Tax, Inc.
filed 2018-10-05
CIK 1528930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2018

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

LIBERTY TAX, INC.

Form 10-Q for the Quarterly Period Ended January 31, 2018

PART I. FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS

LIBERTY TAX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
January 31, 2018, April 30, 2017 and January 31, 2017
(In thousands, except share data)

	January 31, 2018	April 30, 2017	January 31, 2017
Assets	(unaudited)		(unaudited)
Current assets:
Cash and cash equivalents	$4,084	$16,427	$3,459
Receivables:
Accounts receivable	67,550	54,723	63,013
Notes receivable - current	69,015	27,845	79,122
Interest receivable, net of uncollectible amounts	4,476	1,967	5,201
Allowance for doubtful accounts - current	(7,987)	(10,052)	(8,529)
Total current receivables, net	133,054	74,483	138,807
Assets held for sale	12,070	11,989	17,549
Income taxes receivable	14,820	55	12,827
Deferred income tax asset	—	6,956	3,881
Other current assets	19,473	5,757	23,079
Total current assets	183,501	115,667	199,602
Property, equipment, and software, net	40,050	39,789	41,734
Notes receivable, non-current	17,676	18,213	27,455
Allowance for doubtful accounts, non-current	(1,006)	(1,968)	(1,713)
Total notes receivables, non-current	16,670	16,245	25,742
Deferred tax asset - non-current	174	—	—
Goodwill	9,210	8,576	4,811
Other intangible assets, net	23,068	21,224	22,648
Other assets	2,535	2,767	3,214
Total assets	$275,208	$204,268	$297,751
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term obligations	$5,223	$7,738	$5,688
Accounts payable and accrued expenses	22,027	12,953	22,259
Due to Area Developers (ADs)	11,742	23,143	13,157
Income taxes payable	—	6,442	—
Deferred revenue - current	2,024	2,892	3,436
Total current liabilities	41,016	53,168	44,540
Long-term obligations, excluding current installments, net	16,421	18,461	19,238
Revolving credit facility	120,189	—	131,215
Deferred revenue and other - non-current	5,193	5,817	5,307
Deferred income tax liability	3,682	10,367	8,203
Total liabilities	186,501	87,813	208,503
Commitments and contingencies
Stockholders’ equity:
Special voting preferred stock, $0.01 par value per share, 10 shares authorized, issued and outstanding	—	—	—
Class A common stock, $0.01 par value per share, 21,200,000 shares authorized, 12,750,057, 12,682,550 and 12,681,245 shares issued and outstanding, respectively	127	127	127
Class B common stock, $0.01 par value per share, 1,000,000 shares authorized, 200,000 shares issued and outstanding, respectively	2	2	2
Exchangeable shares, $0.01 par value, 1,000,000 shares authorized, issued and outstanding	10	10	10
Additional paid-in capital	10,689	8,371	7,862
Accumulated other comprehensive loss, net of taxes	(990)	(2,084)	(1,673)
Retained earnings	78,869	110,029	82,920
Total stockholders’ equity	88,707	116,455	89,248
Total liabilities and stockholders’ equity	$275,208	$204,268	$297,751

See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
Three and Nine Months Ended January 31, 2018 (unaudited) and 2017 (unaudited)
(In thousands, except share count and per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2018	2017	2018	2017
Revenue:
Franchise fees	$90	$522	$354	$1,126
Area Developer fees	507	1,001	2,209	3,118
Royalties and advertising fees	17,610	19,078	20,598	21,862
Financial products	18,106	18,745	19,324	19,528
Interest income	2,612	3,246	7,009	8,500
Assisted tax preparation fees, net of discounts	5,225	3,551	8,413	5,324
Other revenues	4,094	2,280	6,295	3,348
Total revenues	48,244	48,423	64,202	62,806
Operating expenses:
Employee compensation and benefits	11,574	11,240	32,277	29,836
Selling, general, and administrative expenses	22,366	18,193	41,120	35,679
Area Developer expense	4,890	5,958	5,658	6,979
Advertising expense	5,623	5,424	9,702	8,838
Depreciation, amortization, and impairment charges	3,995	2,503	8,526	6,330
Restructuring expense	(9)	—	3,362	—
Total operating expenses	48,439	43,318	100,645	87,662
Income (loss) from operations	(195)	5,105	(36,443)	(24,856)
Other income (expense):
Foreign currency transaction gain (loss)	57	15	128	(10)
Gain on sale of available-for-sale securities	—	—	—	50
Interest expense	(829)	(977)	(1,618)	(2,053)
Income (loss) before income taxes	(967)	4,143	(37,933)	(26,869)
Income tax expense (benefit)	555	1,688	(13,550)	(10,552)
Net income (loss)	(1,522)	2,455	(24,383)	(16,317)
Less: Net loss attributable to participating securities	—	(177)	—	—
Net income (loss) attributable to Class A and Class B common stockholders	$(1,522)	$2,278	$(24,383)	$(16,317)
Net income (loss) per share of Class A and Class B common stock:
Basic	$(0.11)	$0.18	$(1.89)	$(1.26)
Diluted	$(0.11)	$0.18	$(1.89)	$(1.26)

Weighted-average shares outstanding basic	12,934,941	12,902,577	12,907,039	12,899,757
Weighted-average shares outstanding diluted	12,934,941	13,924,210	12,907,039	12,899,757

Dividends declared per share of common stock and common stock equivalents	$0.16	$0.16	$0.48	$0.48

See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)
Three and Nine Months Ended January 31, 2018 (unaudited) and 2017 (unaudited)
(In thousands)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2018	2017	2018	2017
Net income (loss)	$(1,522)	$2,455	$(24,383)	$(16,317)
Unrealized gain (loss) on interest rate swap agreement, net of taxes of $11, $14, $11 and $14, respectively	31	(22)	41	(22)
Unrealized gain on available-for-sale securities, net of taxes of $0, $0, $0 and $345, respectively	—	—	—	580
Reclassified loss on sale of available-for-sale securities included in income, net of taxes of $0, $0, $0 and $20, respectively	—	—	—	(30)
Foreign currency translation adjustment	372	189	1,052	(513)
Forward contracts related to foreign currency exchange rates	—	9	—	9
Comprehensive loss	$(1,119)	$2,631	$(23,290)	$(16,293)

 See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
Nine Months Ended January 31, 2018 (unaudited) and 2017 (unaudited)
(In thousands)

	Nine Months Ended January 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(24,383)	$(16,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	7,865	6,482
Depreciation, amortization, and impairment charges	8,526	6,330
Amortization of deferred financing costs	116	—
Loss on disposal of fixed and intangible assets	2,370	—
Stock-based compensation expense	2,523	1,520
Gain on sale of available-for-sale securities	—	(50)
Gain on bargain purchases and sales of Company-owned offices	(1,626)	(634)
Equity in loss of affiliate	(71)	—
Deferred tax expense	113	1,046
Changes in accrued income taxes	(21,119)	(16,728)
Changes in other assets and liabilities	(36,709)	(43,694)
Net cash used in operating activities	(62,395)	(62,045)
Cash flows from investing activities:
Issuance of operating loans to franchisees and ADs	(57,839)	(63,670)
Payments received on operating loans to franchisees	5,377	4,065
Purchases of AD rights, Company-owned offices and acquired customer lists	(2,456)	(8,141)
Proceeds from sale of Company-owned offices and AD rights	451	1,291
Proceeds from sale of available-for-sale securities	—	5,049
Purchases of property, equipment and software	(3,980)	(4,303)
Net cash used in investing activities	(58,447)	(65,709)
Cash flows from financing activities:
Proceeds from the exercise of stock options	95	—
Repurchase of common stock and tax impact of stock compensation	—	(417)
Dividends paid	(6,669)	(6,670)
Repayment of amounts due to former ADs and franchisees	(5,200)	(1,204)
Repayment of long-term obligations	—	(3,710)
Borrowings under revolving credit facility	120,525	132,531
Repayments under revolving credit facility	(336)	(1,316)
Proceeds from mortgage debt	—	2,200
Payment for debt issue costs	—	(35)
Cash paid for taxes on exercises/vesting of stock-based compensation	(299)	—
Tax benefit of stock option exercises	—	60
Net cash provided by financing activities	108,116	121,439
Effect of exchange rate changes on cash, net	383	(132)
Net decrease in cash and cash equivalents	(12,343)	(6,447)
Cash and cash equivalents at beginning of period	16,427	9,906
Cash and cash equivalents at end of period	$4,084	$3,459

  See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
Nine Months Ended January 31, 2018 (unaudited) and 2017 (unaudited)
(In thousands)

	Nine Months Ended January 31,
	2018	2017
Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest of $425 and $106, respectively	$1,563	$1,702
Cash paid for taxes, net of refunds	7,344	5,062
Accrued capitalized software costs included in accounts payable	—	7
During the nine months ended January 31, 2018 and 2017, the Company acquired certain assets from ADs, franchisees, and third parties as follows:
Fair value of assets purchased	$11,082	$27,016
Receivables applied, net of amounts written off, due ADs and related deferred revenue	(6,668)	(11,656)
Bargain purchase gains	(1,100)	(513)
Long-term obligations and accounts payable issued to seller	(858)	(6,706)
Cash paid to ADs, franchisees and third parties	$2,456	$8,141
During the nine months ended January 31, 2018 and 2017, the Company sold certain assets to ADs and franchisees as follows:
Book value of assets sold	$1,129	$9,287
Gain on sale - revenue deferred	18	617
Gain (loss) on sale - gain (loss) recognized	88	(98)
Notes received	(784)	(6,552)
Long-term obligations and accounts payable assumed by acquiree	—	(1,963)
Cash received from ADs and franchisees	$451	$1,291

See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

January 31, 2018 and 2017 (Unaudited)

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

Office Count

The following table shows the U.S. office activity and the number of Canadian and Company-owned offices for the 2018, 2017, and 2016 tax seasons:

	Tax Season
	2018	2017	2016
U.S. Office Locations:
Permanent Office Locations:
Operated during the prior tax season	3,710	3,960	3,764
Offices opened	65	172	453
Offices closed	(493)	(422)	(257)
Operated during the current tax season	3,282	3,710	3,960

Seasonal Office Locations:
Operated during the prior tax season	67	211	262
Offices opened	2	37	127
Offices closed	(45)	(181)	(178)
Operated during the current tax season	24	67	211

Processing Centers	37	46	54
Total U.S. Office Locations	3,343	3,823	4,225

Canada Office Locations	267	254	262

Total Office Locations	3,610	4,077	4,487

Additional Office Information:
Company-owned offices	344	362	310
Franchised offices	3,266	3,715	4,177
Total Office Locations	3,610	4,077	4,487

SiempreTax+ is operating 77 offices during the 2018 tax season compared to 159 during the 2017 season and 144 during the 2016 season. These offices include second locations opened by current franchisees in existing territories, conversions of existing Liberty Tax offices and offices opened in new territories.

Territory Sales

During the first nine months of fiscal 2018, we sold approximately 61 new territories, compared to approximately 85 during the same period in fiscal 2017 and 180 in fiscal 2016.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, the Company retitled the revenue line titled "Tax preparation fees, net of discounts" for the three and nine months ended January 31, 2018 to "Assisted tax preparation fees, net of discounts". Revenue related to the Company's DIY online tax software was reclassified to "Other revenue" for the three and nine months ended January 31, 2018.
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

Foreign Operations

Canadian operations contributed $0.3 million and $0.5 million in revenues for the three months ended January 31, 2018 and 2017, respectively and $1.7 million and $1.7 million in revenues for the nine months ended January 31, 2018 and 2017, respectively.

The Company may have exposure to foreign currency fluctuations due to transactions between its US and Canadian subsidiaries.

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

At January 31, 2018, the Company had unfunded lending commitments for working capital loans to franchisees and ADs of $16.0 million through the end of the current fiscal year.

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
Activity in the allowance for doubtful accounts for the three and nine months ended January 31, 2018 and 2017 was as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2018	2017	2018	2017
	(In thousands)
Balance at beginning of period	$9,849	$8,991	$12,021	$8,850
Provision for doubtful accounts	4,410	3,195	7,865	6,482
Write-offs	(5,330)	(1,967)	(11,054)	(5,051)
Foreign currency adjustment	64	23	161	(39)
Balance at end of period	$8,993	$10,242	$8,993	$10,242

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

The allowance for doubtful accounts at January 31, 2018, April 30, 2017 and January 31, 2017, was allocated as follows:

	January 31, 2018	April 30, 2017	January 31, 2017
	(In thousands)
Impaired:
Notes and interest receivable, net of unrecognized revenue	$9,778	$14,646	$10,012
Accounts receivable	9,189	11,396	6,341
Less amounts due to ADs and franchisees	(817)	(1,834)	(589)
Amounts receivable less amounts due to ADs and franchisees	$18,150	$24,208	$15,764

Allowance for doubtful accounts for impaired notes and accounts receivable	$8,013	$9,542	$6,814

Non-impaired:
Notes and interest receivable, net of unrecognized revenue	$81,389	$33,379	$101,766
Accounts receivable	58,361	43,327	56,672
Less amounts due to ADs and franchisees	(11,213)	(23,119)	(12,994)
Amounts receivable less amounts due to ADs and franchisees	$128,537	$53,587	$145,444

Allowance for doubtful accounts for non-impaired notes and accounts receivable	$980	$2,478	$3,428

Total:
Notes and interest receivable, net of unrecognized revenue	$91,167	$48,025	$111,778
Accounts receivable	67,550	54,723	63,013
Less amounts due to ADs and franchisees	(12,030)	(24,953)	(13,583)
Amounts receivable less amounts due to ADs and franchisees	$146,687	$77,795	$161,208

Total allowance for doubtful accounts	$8,993	$12,021	$10,242

The Company’s average investment in impaired receivables during the nine months ended January 31, 2018 and 2017 was $21.2 million and $16.8 million, respectively.

Analysis of Past Due Receivables

The breakdown of accounts and notes receivable past due at January 31, 2018 was as follows:

	Past due	Current	Interest receivable, net	Total receivables
	(In thousands)
Accounts receivable	$34,233	$33,317	$—	$67,550
Notes and interest receivable, net (1)	9,805	76,886	4,476	91,167
Total accounts, notes and interest receivable	$44,038	$110,203	$4,476	$158,717

(1)    Interest receivable is shown net of an allowance for uncollectible interest of $2.3 million.

Accounts receivable are considered to be past due if unpaid 30 days after billing, and notes receivable are considered past due if unpaid 90 days after the due date. If it is determined the likelihood of collecting substantially all of the notes and accrued interest is not probable the notes are put on non-accrual status. The Company’s investment in notes receivable on non-accrual status was $9.8 million, $7.0 million and $11.6 million at January 31, 2018, April 30, 2017, and January 31, 2017, respectively. Payments received on notes in non-accrual status are applied to the principal until the note is current then to interest income. Non-accrual notes that are paid current and expected to remain current are moved back into accrual status during the next annual review.

(3) Restructuring Expense

The Company incurred $3.4 million of expenses in the nine months ended January 31, 2018 related to restructuring initiatives implemented to improve the Company's overall profitability. The expenses incurred are presented in the Restructuring expense line item in the consolidated statements of income. The composition of the restructuring expenses incurred for the nine months ended January 31, 2018 were as follows (in thousands):

Expense	Cash	Accrued Expenses	Non-cash	Total Expense
Contract termination costs - licensing and support	$355	$1,699	$—	$2,054
Contract termination costs - impairment	—	—	549	549
Property and intangible impairments and exit costs	242	15	292	549
Employee termination costs	210	—	—	210
Total	$807	$1,714	$841	$3,362

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

(4) Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended January 31, 2018 and 2017 were as follows:

	January 31, 2018	January 31, 2017
	(In thousands)
Balance at beginning of period	$8,576	$4,228
Acquisitions of assets from franchisees and others	1,850	858
Disposals and foreign currency changes, net	(184)	(185)
Purchase price reallocation	(1,032)	—
Impairments	—	(90)
Balance at end of period	$9,210	$4,811

Components of intangible assets were as follows as of January 31, 2018, April 30, 2017 and January 31, 2017:

	January 31, 2018
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Amortizable intangible assets:
Customer lists acquired from unrelated third parties	5 years	$3,187	$(1,390)	$1,797
Tradenames	3 years	431	(136)	295
Non-compete agreements	2 years	241	(115)	126
Assets acquired from franchisees:
Customer lists	4 years	2,193	(1,642)	551
Reacquired rights	2 years	1,712	(1,642)	70
AD rights	9 years	29,932	(9,703)	20,229
Total intangible assets		$37,696	$(14,628)	$23,068

	April 30, 2017
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Amortizable intangible assets:
Customer lists acquired from unrelated third parties	4 years	$2,827	$(899)	$1,928
Assets acquired from franchisees:
Customer lists	4 years	1,189	(908)	281
Reacquired rights	2 years	935	(919)	16
AD rights	10 years	26,427	(7,428)	18,999
Total intangible assets		$31,378	$(10,154)	$21,224

	January 31, 2017
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Amortizable intangible assets:
Customer lists acquired from unrelated third parties	4 years	$1,027	$(546)	$481
Assets acquired from franchisees:
Customer lists	4 years	1,555	(667)	888
Reacquired rights	2 years	430	(422)	8
AD rights	10 years	26,521	(6,741)	19,780
Acquired assets pending final allocation (1)	-	1,491	—	1,491
Total intangible assets		$31,024	$(8,376)	$22,648
(1) Represents recent business acquisitions for which final purchase price allocations have not yet been determined.
The Company acquired $3.5 million, and $8.1 million of AD rights during the nine months ended January 31, 2018 and 2017, respectively.

During the nine months ended January 31, 2018, the Company did not acquire any assets of U.S. or Canadian franchisees, or third parties that were not classified as assets held for sale. During the nine months ended January 31, 2017, the Company acquired $2.6 million of assets from third parties that were not classified as assets held for sale.
During the third and fourth quarters of fiscal 2017, the Company acquired the assets of six unrelated offices of smaller regional or local accounting firms for cash of $2.3 million and $2.7 million of contingent consideration that is included in long-term obligations. These offices perform year-round accounting services. No adjustments to the fair values of the identifiable assets acquired and liabilities assumed as of the acquisition dates were recorded in the three months ended January 31, 2018.
(5) Assets Held For Sale

At the end of the third quarter of fiscal 2018 and 2017, assets acquired from U.S. franchisees were classified as assets held for sale. During the nine months ended January 31, 2018, the Company acquired $7.0 million in assets from U.S. franchisees and third parties that were first accounted for as business combinations, with the value allocated to customer lists and reacquired rights of $3.5 million and goodwill of $3.5 million prior to being recorded as assets held for sale. During the nine months ended January 31, 2017, the Company acquired $16.3 million in assets from U.S. franchisees and third parties that were first accounted for as business combinations, with the value allocated to customer lists and reacquired rights of $8.1 million and goodwill of $8.2 million prior to being recorded as assets held for sale. The company intends to sell the majority of assets associated with Company-owned offices within one year. The acquired businesses are operated as Company-owned offices until a buyer is located and a new franchise agreement is entered into.

Changes in the carrying amount of assets held for sale for the nine months ended January 31, 2018 and 2017 were as follows:

	Nine Months Ended January 31,
	2018	2017
	(In thousands)
Balance at beginning of period	$11,989	$9,886
Reacquired and acquired from third parties	6,992	16,334
Sold or terminated, impairments and other	(6,911)	(8,671)
Balance at end of period	$12,070	$17,549

During fiscal 2018, the Company reviewed assets held for sale that were deemed unlikely to be sold in the preceding 12 months. Those identified were transferred to assets held for use and amortization expense was recorded on a cumulative basis for customer lists and reacquired rights.

(6) Long-Term Obligations

The Company has a credit facility that consists of a term loan with original principal $21.2 million and a revolving credit facility that currently allows borrowing of up to 193.8 million with an accordion feature that permits the Company to request an increase in availability of up to an additional $50.0 million. Outstanding borrowings accrue interest, which is paid monthly at a rate of the one-month London Interbank Offered Rate ("LIBOR") plus a margin ranging from 1.50% to 2.25% depending on the Company’s leverage ratio.

The average interest rate paid during the nine months ended January 31, 2018 and 2017 was 2.99% and 2.23%, respectively. The indebtedness is collateralized by substantially all the assets of the Company, and both loans mature on April 30, 2019.

The credit facility contains certain financial covenants that the Company must meet, including leverage and fixed-charge coverage ratios as well as minimum net worth requirements. In addition, the Company must reduce the outstanding balance under its revolving credit facility to zero for a period of at least 45 consecutive days each fiscal year. The Company was in compliance with the financial covenants at January 31, 2018.

In December 2016, the Company obtained a mortgage payable to a bank in monthly installments of principal payments plus interest at the one-month LIBOR plus 1.85% through December 2026 with a balloon payment of 0.8 million due at maturity. The mortgage is collateralized by land and building.

In December 2016, in connection with obtaining a mortgage payable to a bank, the Company entered into an interest rate swap agreement that allows it to manage fluctuations in cash flow resulting from changes in the interest rate on the mortgage. This swap effectively changes the variable-rate of the Company's mortgage into a fixed rate of 4.12%. The Company has designated this swap agreement as a cash flow hedge. At January 31, 2018, the fair value of the interest rate swap is less than $0.1 million and is included in accounts payable and accrued expenses. The interest rate swap expires in December 2026.
Long-term obligations at January 31, 2018, April 30, 2017, and January 31, 2017 consisted of the following:

	January 31, 2018	April 30, 2017	January 31, 2017
	(In thousands)
Credit Facility:
Revolver	$120,189	$—	$131,215
Term loan, net of debt issuance costs	15,376	17,471	17,391
Total credit facility	135,565	17,471	148,606

Long-Term Obligations
Term loan, net of debt issuance costs	15,376	17,471	17,391
Due former ADs, franchisees and third parties	4,198	6,568	5,345
Mortgages	2,070	2,160	2,190
	21,644	26,199	24,926
Less: current installments	(5,223)	(7,738)	(5,688)
Long-term obligations, excluding current installments, net	$16,421	$18,461	$19,238

(7) Income Taxes

On December 20, 2017, the United States Congress passed legislation making significant changes to income taxation at the federal level for individuals, pass-through entities, and corporations. The legislation, known as the Tax Cuts and Jobs Act (the "Tax Act"), was signed into law by the President on December 22, 2017. For corporations, the changes include a reduction in the statutory rate on taxable income from 35% to 21%, and a move from a worldwide tax system to a territorial tax system for companies with foreign operations. Under the territorial system, except in limited situations or for limited types of income, earnings from foreign operations will generally no longer be subject to U.S. taxation. The law accommodates the move from the previous worldwide tax system by providing for a one-time transition tax on the undistributed post-1986 earnings of foreign subsidiaries as of either November 2, 2017 or December 31, 2017, whichever undistributed earnings amount is greater. Other provisions of the Tax Act allow for immediate expensing of investments in property, plant, and equipment, and impose limitations on the deductibility of interest, executive compensation, meals and entertainment, and lobbying expenses.

Under the applicable accounting guidance, corporations are required to account for the effects of changes in income tax law on their financial statements as a component of taxes provided on income from continuing operations in the period those changes are enacted, which for the Company is the fiscal quarter and nine-month period ended January 31, 2018. Due to the complexities associated with understanding and applying various aspects of the Tax Act and quantifying or estimating amounts upon which calculations required to account for the Tax Act are based, the U.S. Securities and Exchange Commission (“SEC”) recognized that it may be difficult for many companies to complete the determination of all accounting effects of the Tax Act within the available timeframe for issuing their financial statements for the period of enactment. As a result, the SEC provided guidance under Staff Accounting Bulletin 118, permitting corporations to record and report specific items impacted by the Tax Act on the basis of reasonable estimates if final amounts have not been determined and designate them as provisional amounts, or to continue to account for specific items under the previous law if it is not possible to develop reasonable estimates within the timeframe for issuance of the financial statements. In subsequent reporting periods, as the accounting for those items is finalized, companies are expected to record the appropriate adjustments to the initial accounting, removing the provisional designation on an item in the period that the accounting for that item is completed. A measurement period of no more than one year from the date of enactment of the Tax Act is provided under the SEC guidance to complete all such adjustments.

In determining the recorded effect of the Tax Act presented above, the Company developed reasonable estimates and made reasonable interpretations with respect to the application of the law in areas that will likely receive future clarification.

The primary effects of the Tax Act on the Company’s financial statements for the current reporting periods, as reflected in the below table, are considered provisional at this time in order to allow additional time to complete the accounting. The Company continues to analyze the Tax Act, and future treasury regulations, technical corrections, notices, rulings, and other guidance issued by the government that could result in changes or refinements to amounts recorded in the current reporting period.

The most significant effects of the Tax Act on the Company's financial statements for the current reporting periods are:

(1)	an adjustment of recorded deferred tax assets and liabilities to the tax rates at which they are expected to reverse in the future, and

(2)	a liability recorded for U.S. income taxes on undistributed foreign earnings expected to be paid under the one-time transition tax provisions of the Tax Act.

The following table outlines consolidated income tax expense and the effective tax rates on pre-tax earnings for the quarter and nine months ended January 31, 2018, including the effects recorded for the Tax Act:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2018		2018
	(in thousands)
	Amount	Effective	Amount	Effective
		Tax Rate		Tax Rate
Income before income taxes	$(967)	—	$(37,933)	—

Income tax benefit:
Determined under previous tax law	(491)	50.8%	(14,604)	38.5%

Effect of the Tax Act:
Remeasurement of deferred tax assets and liabilities	(1,603)	165.8%	(1,603)	4.2%
One-time transition tax on undistributed foreign earnings	1,223	(126.5)%	1,223	(3.2)%
Change in current US tax rate	1,412	(146.0)%	1,420	(3.7)%
All other effects	14	(1.4)%	14	—%
Total effect of the Tax Act	1,046	(108.2)%	1,054	(2.8)%

Total income tax expense (benefit) under the Tax Act	$555	(57.4)%	$(13,550)	35.7%

As noted above, the effect of the Tax Act includes a $1.6 million net reduction of current period income tax expense from remeasuring net deferred tax liabilities to the lower rates at which they are now expected to reverse, generally at the new 21% statutory U.S. tax rate. In addition, the effect of the Tax Act includes an amount of net current period tax expense from remeasuring net deferred tax assets attributable to foreign currency translation adjustments and other amounts that were initially recorded through other comprehensive income (loss) (“OCI”) to the new lower rates. The Company does not currently have any deferred tax items related to OCI recorded and as such does not impact its current period tax expense to account for the remeasurement regarding OCI.

Prior to the enactment of the Tax Act, the Company had undistributed earnings of its foreign subsidiary that was classified as permanently reinvested. Accordingly, the Company did not have to record a tax liability on those earnings. The Tax Act however requires the Company to calculate tax, known as the one-time transition tax, on those unremitted earnings which is allowed to be paid over an eight-year period. The total provisional liability recorded by the Company for this transition tax is approximately $1.2 million.

As noted in the above table, with the effects of the tax law changes, the Company’s consolidated effective income tax rates were (57.4%) and 35.7% for the three and nine months ended January 31, 2018 respectively. Without the changes in the tax law, those effective income tax rates would have been 50.8% and 38.5% respectively. The effective tax rates for the three and nine months ended January 31, 2017 were 40.7% and 39.3%.

(8) Stockholders’ Equity

Stockholders' Equity Activity
During the nine months ended January 31, 2018 and 2017, activity in stockholders’ equity was as follows:

	Nine Months Ended January 31,
	2018	2017
	(in thousands, except for share amounts)
Class A common stock issued from the exercise of stock options	9,000	—
Class A common stock issued from the vesting of restricted stock and as director compensation	58,507	20,725
Class B common stock converted to Class A common shares	—	700,000
Class A common stock repurchased	—	33,153

Proceeds from exercise of stock options	$95	$—
Stock-based compensation expense	$2,523	$1,520
Repurchase of common stock	—	417
Tax effect of stock option exercises	$—	$(394)
Dividends declared	$6,777	$6,670

During the nine months ended January 31, 2017, the sole holder of the Company's Class B common stock converted 700,000 of those shares to the Company's Class A common stock on a one-for-one basis and for no additional consideration.

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss at January 31, 2018, April 30, 2017 and January 31, 2017 were as follows.

	January 31, 2018	April 30, 2017	January 31, 2017
	(in thousands)
Foreign currency adjustment	$(1,008)	$(2,059)	$(1,660)
Unrealized gain on equity securities, available-for-sale, net of taxes	—	30	—
Loss on sale of available-for-sale securities, net of taxes	—	(30)	—
Unrealized gain (loss) on interest rate swap agreement, net of taxes	18	(25)	(22)
Forward contracts related to foreign currency exchange rates	—	—	9
Total accumulated other comprehensive loss	$(990)	$(2,084)	$(1,673)

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
The computation of basic and diluted net loss per share for the three and nine months ended January 31, 2018 and 2017 is as follows:

	Three Months Ended January 31, 2018		Three Months Ended January 31, 2017
	Class A	Class B	Class A	Class B
	Common Stock	Common Stock	Common Stock	Common Stock
	(in thousands, except for share and per share amounts)
Basic net income (loss) per share:
Numerator
Allocation of undistributed income (loss)	$(1,499)	$(23)	$2,417	$38
Amounts allocated to participating securities:
Exchangeable shares	108	2	(174)	(3)
Net income (loss) attributable to common stockholders	$(1,391)	$(21)	$2,243	$35
Denominator
Weighted-average common stock outstanding	12,734,941	200,000	12,702,577	200,000

Basic net income (loss) per share	$(0.11)	$(0.11)	$0.18	$0.18

Diluted net income (loss) per share:
Numerator
Allocation of undistributed earnings for basic computation	$(1,391)	$(21)	$2,243	$35
Reallocation of undistributed earnings as a result of assumed conversion of:
Class B common stock to Class A common stock	—	—	35	—
Exchangeable shares to Class A common stock	—	—	177	—
	$(1,391)	$(21)	$2,455	$35
Denominator
Number of shares used in basic computation	12,734,941	200,000	12,702,577	200,000
Weighted-average effect of dilutive securities
Class B common stock to Class A common stock	—	—	200,000	—
Exchangeable shares to Class A common stock	—	—	1,000,000	—
Employee stock options	—	—	21,633	311
	12,734,941	200,000	13,924,210	200,311

Diluted net income (loss) per share	$(0.11)	$(0.11)	$0.18	$0.17

As a result of the net losses for the periods shown, diluted net loss per share excludes the impact of shares of potential common stock from the exercise of options to purchase 1,147,386 and 1,366,871 shares for the three months ended January 31, 2018 and 2017, respectively, because the effect would be anti-dilutive.

	Nine Months Ended January 31, 2018		Nine Months Ended January 31, 2017
	Class A	Class B	Class A	Class B
	Common Stock	Common Stock	Common Stock	Common Stock
	(in thousands, except for share and per share amounts)
Basic and diluted net loss per share:
Numerator
Allocation of undistributed losses	$(24,005)	$(378)	$(15,955)	$(362)
Denominator
Weighted-average common stock outstanding	12,707,039	200,000	12,613,525	286,232

Basic and diluted net loss per share	$(1.89)	$(1.89)	$(1.26)	$(1.26)

As a result of the net losses for the periods shown, diluted net loss per share excludes the impact of shares of potential common stock from the exercise of options to purchase 1,301,175 and 1,277,479 shares for the nine months ended January 31, 2018 and 2017, respectively, because the effect would be anti-dilutive.

(9) Stock Compensation Plans

Stock Options

The Company has an equity and cash incentive plan, for the issuance of up to 2,500,000 shares of Class A common stock in which employees and outside directors are eligible to receive awards. At January 31, 2018, 1,532,865 shares of Class A common stock remain available for grant.
Stock option activity during the nine months ended January 31, 2018 was as follows:

	Number of options	Weighted average exercise price
Balance at beginning of period	1,387,331	$18.02
Granted	272,502	13.25
Exercised	(9,000)	10.51
Expired or forfeited	(869,257)	16.23
Balance at end of period	781,576	$18.43

Intrinsic value is defined as the fair value of the stock less the cost to exercise. The total intrinsic value of options exercised during the nine months ended January 31, 2018 was less than $0.1 million. The total intrinsic value of stock options outstanding at January 31, 2018 was $0.0 million. Stock options vest from six months to five years from the date of grant and expire from four to seven years after the vesting date.

Nonvested stock options activity during the nine months ended January 31, 2018 was as follows:

	Nonvested options	Weighted average exercise price
Balance at beginning of period	678,118	$15.88
Granted	272,502	13.25
Vested	(533,119)	13.75
Forfeited	(88,000)	22.97
Balance at end of period	329,501	$15.25

The termination of the Company's CEO resulted in the vesting of 340,071 options. At January 31, 2018, unrecognized compensation costs related to nonvested stock options were $1.0 million. These costs are expected to be recognized through fiscal 2021.
The following table summarizes information about stock options outstanding and exercisable at January 31, 2018:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of shares outstanding	Weighted average exercise price	Weighted average remaining contractual life (in years)	Number of options exercisable	Weighted average exercise price

$10.90 - $12.79	229,462	$12.09	4.1	145,048	$12.79
$12.80 - $16.38	215,680	14.44	5.5	27,592	15.38
$16.39 - $26.17	166,018	21.59	3.5	129,018	21.99
$26.18 - $33.38	170,416	28.94	3.2	150,417	28.35
	781,576	$18.43		452,075	$20.75

Restricted Stock Units

Restricted stock activity during the nine months ended January 31, 2018 was as follows:

	Number of Restricted stock units	Weighted average fair value at grant date
Balance at beginning of period	176,396	$13.61
Granted	192,560	12.21
Vested	(82,144)	13.83
Forfeited	(46,258)	13.51
Balance at end of period	240,554	$12.48

The resignation of the Company's CFO resulted in the vesting of 31,746 restricted stock units. At January 31, 2018, unrecognized compensation costs related to restricted stock units were $2.4 million. These costs are expected to be recognized through fiscal 2022.

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

The Company measures or monitors certain of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for those assets and liabilities for which fair value is the primary basis of accounting. Other assets and liabilities are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The following tables present, at January 31, 2018, April 30, 2017 and January 31, 2017, for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis (in thousands):

	January 31, 2018
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Recurring:
Interest rate swap agreement	$29	$—	$29	$—
Total recurring assets	29	—	29	—
Nonrecurring:
Impaired accounts and notes receivable, net of unearned revenue	10,954	—	—	10,954
Total nonrecurring assets	10,954	—	—	10,954
Total recurring and nonrecurring assets	$10,983	$—	$29	$10,954

Liabilities:
Recurring:
Contingent consideration included in obligations due to former ADs, franchisees and others	$3,219	$—	$—	$3,219
Total recurring liabilities	$3,219	$—	$—	$3,219

		April 30, 2017
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Recurring:
Cash equivalents	$10,393	$10,393	$—	$—
Total recurring assets	10,393	10,393	—	—
Nonrecurring:
Impaired accounts and notes receivable, net of unearned revenue	16,500	—	—	16,500
Impaired customer lists	18	—	—	18
Impaired goodwill	94	—	—	94
Assets held for sale	11,989	—	—	11,989
Total nonrecurring assets	28,601	—	—	28,601
Total recurring and nonrecurring assets	$38,994	$10,393	$—	$28,601

Liabilities:
Recurring:
Contingent consideration included in obligations due former ADs, franchisees and others	$3,215	$—	$—	$3,215
Total recurring liabilities	$3,215	$—	$—	$3,215

		January 31, 2017
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Recurring:
Forward contracts related to foreign currency exchange rates	$9	$—	$—	$9
Total recurring assets	9	—	—	9
Nonrecurring:
Impaired accounts and notes receivable	9,539	—	—	9,539
Impaired goodwill	870	—	—	870
Total nonrecurring assets	10,409	—	—	10,409
Total recurring and nonrecurring assets	$10,418	$—	$—	$10,418

Liabilities:				9539
Recurring:
Interest rate swap agreements	$36	$—	$—	$36
Contingent consideration included in obligations due former ADs, franchisees and others	2,052	—	—	2,052
Total recurring liabilities	$2,088	$—	$—	$2,088

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of level 1 or 2 requiring fair value measurements for each of the nine months ended January 31, 2018 and 2017.

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

Impaired goodwill, reacquired rights, and customer lists: Goodwill, reacquired rights and customer lists associated with a Company-owned office are considered to be impaired if the net carrying amount exceeds the fair value of the underlying office. In establishing the fair value of the underlying office, consideration is given to the related net fees and third-party transactions of franchises and when appropriate a discounted cash flow model.

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
During fiscal 2017, the Company entered into a three-year contract to purchase a license for the use of Canadian tax software at a price of $0.9 million from a company in which it has an investment accounted for under the equity method. One of the former member of the Company's Board of Directors is affiliated with the company providing this service.
Nicole Ossenfort’s (Chief Executive Officer) franchise and AD agreements

The Company is or was a participant in the following related party transactions with Ms. Ossenfort since the beginning of fiscal 2018:

Ossenfort Franchise. Ms. Ossenfort, together with her husband, Scott Ossenfort (together, with Ms. Ossenfort, the “Ossenforts”), jointly own a Company franchise through JL Enterprises. JL Enterprises borrows operating funds for working capital to operate the franchise each year. During the nine months ended January 31, 2018, JL Enterprises did not borrow operating funds for working capital to operate the franchise. During the nine months ended January 31, 2018, the Company has recorded $69,974 of accounts receivable from the Ossenforts for royalties, advertising and financial product charges, of which a balance of $0 remained outstanding and payable to the Company as of January 31, 2018.

Ossenfort AD. In January 2012, the Ossenforts acquired AD territories covering Western South Dakota and Western Nebraska from the Company. On September 6, 2017, the Company entered into an agreement to reacquire the AD territories from the Ossenforts for $268,000 of which $198,000 consisted of debt forgiveness on the note, with a balance of $34,852 payable to the Ossenforts on July 1, 2018.

During the nine months ended January 31, 2018, the Company recorded $166 of accounts receivable from the Ossenforts for new franchise leads and interest, which along with prior year accounts receivable balances were forgiven as a part of the agreement to re-acquire the AD territories. The Ossenforts earned $10,814 for their portion of franchise fees, royalties and interest during the nine months ended January 31, 2018.

Shaun York’s (Chief Operating Officer) franchises and AD agreements

The Company is or was a participant in the following related party transactions with Mr. York since the beginning of fiscal 2018:

York Franchises. Mr. York operates eleven Company franchises through Yorkompany LLC, S&P Holding Group LLC, My Business Group LLC and Core Fitness Partners LLC (the “York Franchise Entities”). The York Franchise Entities borrow operating funds from the Company for working capital to operate the franchises each year. During the nine months ended

January 31, 2018, the York Franchise Entities borrowed operating funds in the amount of $72,101, of which $61,278 remained outstanding and payable to the Company as of January 31, 2018. In addition, during the nine months ended January 31, 2018, the Company recorded $121,151 of accounts receivable from the York Franchise Entities for royalties, advertising and financial product charges, of which $59,744 remained outstanding and payable to the Company as of January 31, 2018.

York AD. Mr. York has Area Development arrangements with the Company that are conducted through Yorkompany LLC, S&P Holding Group LLC and TNT Florida Investments LLC (the “York AD Entities”). The York AD Entities were acquired by Mr. York through various transactions with the Company and through third party agreements with AD sellers. In connection with those transactions, the York AD Entities financed a total of $4,059,460 through the Company to acquire the Area Development territories and associated rights. The loans are payable by the York AD Entities in annual installments at 12% interest. As of January 31, 2018, the aggregate outstanding principal balance owed by the York AD Entities on the notes was $1,946,635.

During the nine months ended January 31, 2018, the Company recorded $16,880 of accounts receivable from the York AD Entities for new franchise leads and interest, of which $529 remains unpaid as of January 31, 2018. The York AD Entities earned $155,441 for their portion of franchise fees, royalties and interest during the nine months ended January 31, 2018.

York Debt Guarantees. Mr. York also has entered into multiple guarantee agreements with the Company whereby Mr. York has guaranteed all or a portion of the indebtedness owed by other franchisees and ADs to the Company as related to certain financial transactions for which Mr. York had an interest. The indebtedness owed by these franchisees and ADs as of January 31, 2018 is approximately $3,575,483.

John Seal’s (Director) AD agreement

The Company is or was a participant in the following related party transactions with Mr. Seal since the beginning of fiscal 2018:

JMS Tax, an entity controlled by John Seal, a former director of the Company, owns an AD territory in Texas which a portion of the purchase price was financed through a note issued by the Company. The outstanding principal balance on the note was $223,384 as of January 31, 2018.
During the nine months ended January 31, 2018, the Company recorded $17,437 of accounts receivable from JMS Tax for new franchise leads and interest of which $7,693 remains unpaid as of January 31, 2018. JMS Tax earned $20,767 for their portion of franchise fees, royalties and interest during the nine months ended January 31, 2018.
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

Delaware Derivative Litigation

Asbestos Workers’ Philadelphia Pension Fund, derivatively on behalf of Liberty Tax, Inc., v. John Hewitt, Defendant, and Liberty Tax, Inc., Nominal Defendant, Case No. 2017-0883, filed in the Court of Chancery of the State of Delaware on December 12, 2017. Plaintiff alleges that the Company's former CEO, John Hewitt (“Hewitt”), breached his fiduciary duties as an officer based upon certain allegations of misconduct on his part. The Plaintiff also alleges breach of fiduciary duty against Hewitt in his capacity as a director of LT, Inc. The Complaint seeks compensatory damages and attorney’s fees. No claim or relief is asserted against the Company, which is named solely as a Nominal Defendant.

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

Eastern District of New York Securities Litigation

Rose Mauro, individually and on behalf of all others similarly situated v. Liberty Tax, Inc., Edward L. Brunot, John T. Hewitt, and Kathleen E. Donovan, filed in the United States District Court for the Eastern District of New York on January 12, 2018, Case No. 18 CV 245. Plaintiff filed a securities class action asserting violations of Section 10(b) of the Exchange Act of 1934, as amended (the "Exchange Act") and Rule 10b-5 against all defendants and a second count for violations of Section 20(a) of the Exchange Act against the individual defendants. According to the complaint, throughout the class period, LT, Inc. allegedly issued materially false and misleading statements and/or failed to disclose that: (1) Hewitt created an inappropriate tone at the top; (2) the inappropriate tone at the top led to ineffective entity level controls over the organization; and (3) as a result, defendants’ statements about the operations and prospects were materially false and misleading and/or lacked a reasonable basis at all relevant times.

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

These actions were consolidated with the caption In Re Liberty Tax, Inc. Securities Litigation, Case No. 27 CV 07327 and IBEW Local 98 Pension Fund was appointed the Lead Plaintiff ("Lead Plaintiff"). On June 12, 2018, Lead Plaintiff filed its Consolidated Amended Class Action Complaint, which removed Brunot as a defendant, and added additional securities claim based on Section 14(a) of the Exchange Act and Rules 14-a3 and 14-a9. The Consolidated Amended Class Action Complaint, among other things, asserts that the Company’s SEC filings over a multi-year period failed to disclose the alleged misconduct of the individual defendants and that disclosure of the alleged misconduct caused the Company’s stock price to drop and, thereby harm the purported class of shareholders. The Class Period is alleged to be October 1, 2013 through February 23, 2018. Defendants filed a motion to dismiss the Consolidated Amended Class Action Complaint on September 17, 2018. Lead Plaintiff will file its opposition within forty-five (45) days thereafter, and Defendants will have twenty-one (21) days to file their reply brief(s).

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

On March 15, 2018, the Board of Directors approved a quarterly cash dividend to stockholders of $0.16per share payable on or about April 24, 2018 to holders of record of common stock and common stock equivalents on April 12, 2018.

On March 15, 2018, the Company received a notice from the Nasdaq stating that the Company’s failure to file its Form 10-Q for the quarter ended January 31, 2018 constituted an additional delinquency under Nasdaq Listing Rule 5250(c)(1), which requires timely filing of periodic reports with the SEC.

On March 27, 2018, Mr. Hewitt, the Chairman of the Company and the sole holder of the Company’s Class B common stock, elected Thomas Herskovits back to the Board.

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

On July 24, 2018, the Company announced that Mr. Hewitt entered into a stock purchase agreement, dated July 19, 2018, to sell all of the shares of the Company’s Class A common stock and Class B common stock owned directly and indirectly by him to Vintage Tributum LP, an affiliate of Vintage Capital Management, LLC (“Vintage”), as an unaffiliated third party (the "Sale"). In connection with the Sale, the shares of the Company’s Class B common stock converted into shares of the Company’s Class A common stock, and no shares of the Company’s Class B common stock remained outstanding. In addition to the stock purchase agreement with Mr. Hewitt, Vintage also entered into a stock purchase agreement with other stockholders of the Company to purchase additional shares of Class A common stock of the Company.

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

•	the ability of our franchisees to open new territories and operate them successfully;

•	the ability of our franchisees to generate sufficient revenue to repay their indebtedness to us;

•	our ability to manage Company-owned offices;

•	our exposure to litigation;

•	our ability and our franchisees' ability to protect customers' personal information, including from a cyber-security incident;

•	the impact of identity-theft concerns on customer attitudes toward our services;

•	our ability to access the credit markets and satisfy our covenants to lenders;

•	challenges in deploying accurate tax software in a timely way each tax season;

•	the impact of the Tax Cuts and Job Act (the “Tax Act”), including, but not limited to, the effect of the lower corporate tax rate, including on the valuation of our tax assets and liabilities;

•	any future refinements to our preliminary analysis of the impact of the Tax Act;

•	changes in the effect of the Tax Act due to issuance of interpretive regulatory guidance or enactment of corrective or supplement legislation;

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

Overview

We are one of the largest providers of tax preparation services in the U.S. and Canada, and during the current tax season, we operated 3,610 tax offices. Our tax preparation services and related tax settlement products are offered primarily through franchised locations, although we operate a limited number of Company-owned offices each tax season. See Note 1 "Description of Business and Summary of Significant Accounting Policies" in the notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017, for details of the U.S. office activity and the number of Canadian and Company-owned offices for the years ended April 30, 2017, 2016 and 2015.

Our revenue primarily consists of the following components:

•
Franchise Fees: Our standard franchise fee per territory ranges from $20,000 to $40,000, and we offer our franchisees flexible structures and financing options for franchise fees. Franchise fee revenue is recognized when our obligations to prepare the franchisee for operation are substantially complete and as cash is received.

•
Area Developer ("AD") Fees: Our fees for AD areas vary based on our assessment of the revenue potential of each AD area and also depend on the performance of any existing franchisees within the AD area being sold. Our ADs generally receive 50% of franchise fees, royalties, and a portion of the interest income derived from territories located in their area. AD fees received are recognized as revenue on a straight-line basis over the initial contract term of each AD agreement, is typically either six or ten years, with the cumulative amount of revenue recognized not to exceed the amount of cash received.

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

•
Other Revenue: We earn tax preparation fees, net of discounts, directly from returns prepared online in the U.S. as well as fees for the electronic filing of federal returns prepared in U.S. franchisee owned offices.

We operate Company-owned offices, substantially all of which are held for sale. If these offices remain unsold at the start of a tax season, we will operate them for the tax season with the intent of selling them to qualified franchisees the next year, and, as a result, the number of Company-owned offices will vary from year to year. Going forward the number of Company-owned offices may increase if the Company reacquires more offices from existing franchisees and does not find a suitable buyer to take over the office. In the nine months ended January 31, 2018, the Company closed Company-owned offices as part of its restructuring initiatives. The Company will be evaluating additional Company-owned offices after the tax season which may result in the closing of additional offices. The Company incurred approximately $3.4 million of expenses related to restructuring initiatives during the nine months ended January 31, 2018. The Company expects additional restructuring charges primarily associated with property and intangible impairments and exit costs which are estimated to be $1.6 million for the remainder of fiscal 2018 and range from $10.0 million to $12.0 million for fiscal 2019.

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

Results of Operations
The table below shows results of operations for the three and nine months ended January 31, 2018 and 2017.

	Three Months Ended January 31,				Nine Months Ended January 31,
			Change				Change
	2018	2017	$	%	2018	2017	$	%
(dollars in thousands)
Total revenues	$48,244	$48,423	$(179)	—%	$64,202	$62,806	$1,396	2%
Income (loss) from operations	(195)	5,105	(5,300)	(104)%	(36,443)	(24,856)	(11,587)	47%
Net income (loss)	(1,522)	2,455	(3,977)	(162)%	(24,383)	(16,317)	(8,066)	49%

Revenues. The table below sets forth the components and changes in our revenues for the three and nine months ended January 31, 2018 and 2017.

	Three Months Ended January 31,				Nine Months Ended January 31,
			Change				Change
	2018	2017	$	%	2018	2017	$	%
(dollars in thousands)
Franchise fees	$90	$522	$(432)	(83)%	$354	$1,126	$(772)	(69)%
Area Developer fees	507	1,001	(494)	(49)%	2,209	3,118	(909)	(29)%
Royalties and advertising fees	17,610	19,078	(1,468)	(8)%	20,598	21,862	(1,264)	(6)%
Financial products	18,106	18,745	(639)	(3)%	19,324	19,528	(204)	(1)%
Interest income	2,612	3,246	(634)	(20)%	7,009	8,500	(1,491)	(18)%
Assisted tax preparation fees, net of discounts	5,225	3,551	1,674	47%	8,413	5,324	3,089	58%
Other revenues	4,094	2,280	1,814	80%	6,295	3,348	2,947	88%
Total revenues	$48,244	$48,423	$(179)	—%	$64,202	$62,806	$1,396	2%

For the three months ended January 31, 2018, total revenues decreased $0.2 million, or 0%, to $48.2 million compared to $48.4 million the same period last year. The decrease was largely due to lower royalty and advertising fees of $1.5 million and lower financial product revenue of $0.6 million both due to a reduction in the number of tax returns filed by our franchisees. Interest income was lower by $0.6 million due to timing of debt repayments. AD fees decreased $0.5 million as a result of prior year sales that have now been fully recognized over the life of the original agreement and franchise fees decreased $0.4 million due to fewer new territory sales as well as a free-territory promotion for selected existing franchises. These decreases were partially offset by an increase in other revenues of $1.8 million primarily related to electronic filing fees for federal returns prepared in U.S. franchisee-owned offices and higher assisted tax preparation fees of $1.7 million driven by the year-round accounting offices we acquired in fiscal 2017, as well as an increase in the number of returns prepared in our company-owned stores.

For the nine months ended January 31, 2018, total revenues increased $1.4 million, or 2%, to $64.2 million compared to $62.8 million the same period last year. The increase was due to higher assisted tax preparation fees of $3.1 million which was driven by the year-round accounting offices we acquired in late fiscal 2017 as well as an increase in the number of returns prepared in our company-owned stores. In addition, other revenues increased $2.9 million due to electronic filing fees for federal returns prepared in U.S. franchisee-owned offices and bargain purchase gains from territories which were reacquired at below fair values. These increases were partially offset by $1.5 million of lower interest income due to timing of payments, a reduction in royalty and advertising fees of $1.3 million due to fewer returns filed by our franchisees, a decrease in AD fees of $0.9 million resulting from prior year sales that have now been fully recognized over the life of the original agreements and $0.8 million of lower franchise fees resulting from fewer new sales as well as a free-territory promotion for selected existing franchisees. Financial products decreased by $0.2 million largely due to a reduction in the number of tax returns filed by our franchisees.

Operating expenses.    The table below details the amounts and changes in our operating expenses for the three and nine months ended January 31, 2018 and 2017.

	Three Months Ended January 31,				Nine Months Ended January 31,
			Change				Change
	2018	2017	$	%	2018	2017	$	%
(dollars in thousands)
Employee compensation and benefits	$11,574	$11,240	$334	3%	$32,277	$29,836	$2,441	8%
Selling, general, and administrative expenses	22,366	18,193	4,173	23%	41,120	35,679	5,441	15%
Area Developer expense	4,890	5,958	(1,068)	(18)%	5,658	6,979	(1,321)	(19)%
Advertising expense	5,623	5,424	199	4%	9,702	8,838	864	10%
Depreciation, amortization, and impairment charges	3,995	2,503	1,492	60%	8,526	6,330	2,196	35%
Restructuring expense	(9)	—	(9)	—%	3,362	—	3,362	—%
Total operating expenses	$48,439	$43,318	$5,121	12%	$100,645	$87,662	$12,983	15%

For the three months ended January 31, 2018, total operating expenses were $48.4 million compared to $43.3 million, representing an increase of $5.1 million, or 12%. The increase was primarily driven by:

•
a $4.2 million increase in other costs and expenses primarily due to rebate expense for franchises due to electronic filing charges on U.S. federal returns, bad debt expense resulting from franchisee terminations and rent and utility expense from our company-owned stores;

•
$1.5 million increase in depreciation, amortization, and impairment expense mainly due to assets put into service, the acquisition of AD territories, and our year-round accounting offices acquired in late fiscal 2017;

•	a $0.3 million increase in employee compensation mainly due to higher compensation associated with our year-round accounting offices, primarily offset by;

•	a reduction in AD expense of $1.1 million resulting from acquisitions of AD territories and a decrease in the number of tax returns filed.

For the nine months ended January 31, 2018, total operating expenses were $100.6 million compared to $87.7 million, representing an increase of $13.0 million, or 15%. The increase was primarily driven by the following:

•
a $5.4 million increase in other costs and expenses primarily due to rebate expense for franchisees due to electronic filing charges on U.S. federal returns, bad debt expense resulting from franchisee terminations and rent and utility expense from our company-owned stores;

•	a $3.4 million increase in restructuring expense related to costs associated with contract terminations, location abandonment and employee terminations;

•
a $2.4 million increase in employee compensation and benefits expense due to a $1.5 million increase as a result of separation costs with executives in 2018 compared to 2017 as well as a $0.9 million increase resulting from our year-round accounting offices acquired in late fiscal 2017;

•
a $2.2 million increase in depreciation, amortization, and impairment expense mainly due to assets put into service, the acquisition of AD territories and our year-round accounting offices acquired in late fiscal 2017;

•	a $0.9 million increase in advertising expense for the recruitment of new franchisees as well as advertising expense associated with new client growth, primarily offset by;

•	a reduction in AD expense of $1.3 million resulting from acquisitions of AD territories and a decrease in the number of tax returns filed.

Income tax benefit. We recorded income tax benefits (expense) with effective rates of (57.4)% and 35.7% during the three and nine months ended January 31, 2018, respectively, and 40.7% and 39.3% for the three and nine months ended January 31, 2017, respectively. Due to the seasonal nature of our business, we expect any losses that we incur through the first eight months of each fiscal year will be more than offset by the results of the last four months of the fiscal year.

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

Credit facility. Our credit facility consists of a term loan and a revolving credit facility that currently allows borrowing of up to 193.8 million with an accordion feature that permits the Company to request an increase in availability of up to an additional $50.0 million.

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

We were in compliance with our financial covenants as of January 31, 2018.

Franchisee lending and potential exposure to credit loss.  At January 31, 2018, our total balance of loans to franchisees and ADs for working capital and equipment loans, representing cash amounts we had advanced to the franchisees and ADs, was $60.9 million. In addition, at that date, our franchisees and ADs together owed us an additional $98.0 million, net of unrecognized revenue of $17.2 million, for amounts representing the unpaid purchase price for franchise territories or areas comprising clusters of territories and other amounts owed to us for royalties and other amounts for which our franchisees and ADs had outstanding payment obligations. The following table provides a breakdown of our potential exposure to credit loss:

	At January 31, 2018
Loans to franchisees and ADs for working capital and equipment loans		60.9
Unpaid purchase price of franchise territories, royalties and other amounts, gross	115.2
Unrecognized revenue	(17.2)
Unpaid purchase price of franchise territories, royalties and other amounts, net		98.0
Book balance of amounts due		159.0
AD share of royalties and franchise fees		(11.7)
Exposure to potential credit loss		147.3

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

 The unpaid amounts owed to us from our ADs and franchisees are collateralized by the underlying franchise or area and, when the franchise or area owner is an entity, are generally guaranteed by the related owners of the respective entity. Accordingly, to the extent a franchisee or AD does not satisfy its payment obligations to us, we may repossess the underlying franchise or area in order to resell it in the future. At January 31, 2018, we had an investment in impaired accounts and notes receivable and related interest receivable of approximately $18.2 million. We consider accounts and notes receivable to be impaired if the amounts due exceed the fair value of the underlying franchise and estimate an allowance for doubtful accounts based on that excess. Amounts due include the recorded value of the accounts and notes receivable reduced by the allowance for uncollected interest, amounts due to ADs for their portion of franchisee receivables, any related unrecognized revenue and amounts owed to the franchisee or AD by us. In establishing the fair value of the underlying franchise, we consider net fees of open territories and the number of unopened territories. At January 31, 2018, we have recorded an allowance for doubtful accounts for impaired accounts and notes receivable of $8.0 million. There were no significant concentrations of credit risk with any individual franchisee or AD as of January 31, 2018. We believe our allowance for doubtful accounts as of January 31, 2018 is adequate for our existing loss exposure. We closely monitor the performance of our franchisees and ADs and will adjust our allowances as appropriate if we determine the existing allowances are inadequate to cover estimated losses.

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

Sources and uses of cash

Operating activities. In the first nine months of fiscal 2018, we used $0.4 million more cash in our operating activities compared to the same period in fiscal 2017. The increase is primarily due to an increase in our estimated tax payments in fiscal 2018 compared to fiscal 2017.

Investing activities. In the first nine months of fiscal 2018, we utilized $7.3 million less cash for investing activities compared to the same period in fiscal 2017. This decrease is largely due to a reduction in cash used for the purchase of AD rights, Company-owned offices and acquired customers lists of $5.7 million and a reduction in net cash used for the issuance of operating loans to franchisees and ADs, net of repayments, of $7.1 million. These decreases were partially offset by a decrease of $5.0 million in cash generated from the sale of securities in the nine months ended January 31, 2017.

Financing activities. In the first nine months of fiscal 2018, cash from financing activities decreased $13.3 million compared to the same period in fiscal 2017, largely driven by decreases of $11.0 million in net borrowings under our revolving credit facility and $2.2 million in proceeds from debt related to a mortgage in Fiscal 2017.

Future cash needs and capital requirements

Operating cash flow needs. We believe our credit facility entered into on April 30, 2012, as amended, will be sufficient to support our cash flow needs for the foreseeable future. At January 31, 2018, using the leverage ratio applicable under our loan covenants at the end of the quarter, our maximum unused borrowing capacity was $52.0 million.

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

Effect of our credit facility covenants on our future performance. Our credit facility, which matures on April 30, 2019, imposes several restrictive covenants, including a covenant that requires us to maintain a leverage ratio of not more than 5.5:1 at the end of each fiscal quarter ending January 31 and a leverage ratio of not more than 3.0:1 at the end of each other fiscal quarter. The higher permitted leverage ratio at the end of the January 31 quarter reflects the fact that as of that date, we have typically extended significant credit to our franchisees for working capital and other needs that is not reflected in repayments received from our franchisees until the period beginning in February each year. At January 31, 2018, our leverage ratio was 3.4:1.

We continue to be obligated under our credit facility to satisfy a fixed charge coverage ratio test, which requires that ratio to be not less than 1.50:1 at the end of every fiscal quarter. At January 31, 2018, our fixed charge coverage ratio was 3.9:1.

We were in compliance with the ratio tests described in this section as of January 31, 2018. We expect to be able to manage our cash flow and our operating activities in such a manner that we will continue to be able to satisfy our obligations under the credit facility for the remainder of the term of that facility.

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

•	Gain on available-for-sale securities: We exclude from our non-GAAP financial measures gains and losses we record when we sell equity securities and other investments.

•	Executive sign-on bonus and recruitment costs: We exclude from our non-GAAP financial measures one-time costs incurred to recruit and hire new executives.

The following is a reconciliation of GAAP Net Loss to EBITDA:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Net income (loss) - as reported	$(1,522)	$2,455	$(24,383)	$(16,317)
Add back:
Interest expense	829	977	1,618	2,053
Income tax expense (benefit)	555	1,688	(13,550)	(10,552)
Depreciation, amortization, and impairment charges:
As reported	3,995	2,503	8,526	6,330
Included in restructuring expense	—	—	841	—
Total Adjustments	5,379	5,168	(2,565)	(2,169)
EBITDA	$3,857	$7,623	$(26,948)	$(18,486)

The following is a reconciliation of our reported net loss to our non-GAAP financial measures. Amounts may not add or recalculate due to rounding.

Three Months Ended January 31, 2018
(in thousands except per share data)
	Revenues	Operating Expenses	Loss from Operations	EBITDA	Pre-tax Loss	Net Loss	Basic and Diluted EPS
As Reported	$48,244	$48,439	$(195)	$3,857	$(967)	$(1,522)	$(0.11)

Adjustments: (1)
Executive severance including stock-based compensation	—	(325)	325	325	325	203	0.02
Compliance Task Force and related costs	—	(61)	61	61	61	38	—
Shareholder Litigation Costs	—	(529)	529	529	529	330	0.03
Restructuring expense	—	9	(9)	(9)	(9)	(5)	—
Tax reform on reported earnings	—	—	—	—	—	919	0.07
Total adjustments	—	(906)	906	906	906	1,485	0.12
Non-GAAP	$48,244	$47,533	$711	$4,763	$(61)	$(37)	$0.01

Three Months Ended January 31, 2017
(in thousands except per share data)
	Revenues	Operating Expenses	Loss from Operations	EBITDA	Pre-tax Loss	Net Loss	Basic and Diluted EPS
As Reported	$48,423	$43,318	$5,105	$7,623	$4,143	$2,455	$0.18

Adjustments: (2)
Compliance Task Force and related costs	—	(249)	249	249	249	148	0.01
Total adjustments	—	(249)	249	249	249	148	0.01
Non-GAAP	$48,423	$43,069	$5,354	$7,872	$4,392	$2,603	$0.19

(1) The net income (loss) impact of the adjustments is calculated using the normalized tax rate for the period of 37.6%.
(2) The net loss impact of the adjustments is calculated using the effective tax rate for the period.

Nine Months Ended January 31, 2018
(in thousands except per share data)
	Revenues	Operating Expenses	Loss from Operations	EBITDA	Pre-tax Loss	Net Loss	Basic and Diluted EPS
As Reported	$64,202	100,645	$(36,443)	$(26,948)	$(37,933)	$(24,383)	$(1.89)

Adjustments: (1)
CEO Separation and related costs	—	(2,417)	2,417	2,417	2,417	1,554	0.12
Executive severance including stock-based compensation	—	(325)	325	325	325	209	0.02
Executive recruitment costs	—	(325)	325	325	325	209	0.02
Compliance Task Force and related costs	—	(386)	386	386	386	248	0.02
Shareholder Litigation Costs	—	(529)	529	529	529	340	0.03
Restructuring expense	—	(3,362)	3,362	2,521	3,362	2,161	0.17
Total adjustments	—	(7,344)	7,344	6,503	7,344	4,721	0.38
Non-GAAP	$64,202	$93,301	$(29,099)	$(20,445)	$(30,589)	$(19,662)	$(1.51)

Nine Months Ended January 31, 2017
(in thousands except per share data)
	Revenues	Operating Expenses	Loss from Operations	EBITDA	Pre-tax Loss	Net Loss	Basic and Diluted EPS
As Reported	$62,806	$87,662	$(24,856)	$(18,486)	$(26,869)	$(16,317)	$(1.26)

Adjustments: (1)
Executive severance including stock-based compensation	—	(877)	877	877	877	533	0.04
Compliance Task Force and related costs	—	(1,063)	1,063	1,063	1,063	646	0.05
Gain on available-for-sale securities	—	—	—	(50)	(50)	(30)	—
Total adjustments	—	(1,940)	1,940	1,890	1,890	1,149	0.09
Non-GAAP	$62,806	$85,722	$(22,916)	$(16,596)	$(24,979)	$(15,168)	$(1.17)

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

Off Balance Sheet Arrangements

We are a party to an interest rate swap agreement that allows us to manage fluctuations in cash flow resulting from changes in the interest rate on our variable rate mortgage. This swap effectively changes the variable-rate of our mortgage into a fixed rate of 4.12%. At January 31, 2018, the fair value of our interest rate swap was an asset of less than $0.1 million and was included in accounts payable and accrued expenses. The interest rate swap expires in December 2026.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks from those reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017.

ITEM 4
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

 The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2018, the Company’s disclosure controls and procedures were not effective due to a material weakness in the Company's internal control over financial reporting as described below.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following deficiency that constituted individually, or in the aggregate, a material weakness in our internal control over financial reporting as of January 31, 2018.
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
Because of this material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2018.

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

We utilize our own tax preparation software. However, tax changes made by the federal and state governments each year and changes in tax forms require us to make substantial changes to our software before the beginning of each tax season. See “-Risks Related to Changes in Tax Laws and Regulations-New or revised tax regulations could have a material effect on our financial results.” Although we engage in extensive testing of our software before deploying it in our franchisees' tax preparation offices and online, any delays in the availability of IRS forms or instructions or problems with the rollout of the new software each season could delay the ability to file tax returns at the beginning of the tax season and could adversely affect our business.

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

Risks Related to Changes in Tax Laws and Regulations

New or revised tax regulations could have a material effect on our financial results.

The tax environment in which we operate is evolving rapidly with the recent enactment of sweeping corporate tax changes. The President of the United States signed into law tax legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017. The Tax Act, among other things, contains significant changes to corporate taxation, including: (1) a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%; (2) a limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses); (3) a limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks; (4) immediate deductions for certain new investments (instead of deductions for depreciation expense over time); (5) limitations of certain executive compensation deductions; and (6) limitations or repeals of many business deductions and credits. In addition to cutting the corporate tax rate, the Tax Act also lowers individual income tax rates and increases the standard deduction, making it easier for many individuals to file their own taxes or use our online, digital “Do It Yourself” tax program.

The effect of the Tax Act on us may also be affected by future regulations and interpretations of the IRS regarding the Tax Act and the long-term effect is difficult to predict. Additionally, we operate in many states and are subject to the tax laws of those states. We are unable to predict how we may be affected by changes, or lack of changes, to state tax laws that may be made in response to the Tax Act by the states in which we operate. Accordingly, the risk exists that the Tax Act, IRS regulations and interpretations of the Tax Act and changes in, or lack of changes in, state tax laws could materially and adversely affect our business cash flows, results of operations and financial condition.

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

There were no issuances of unregistered securities during the nine months ended January 31, 2018.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Remaining Maximum Value of Shares that may be Purchased Under the Plan (1)
November 1 through November 30, 2017	—	—	—	5,793
December 1 through December 31, 2017	—	—	—	5,793
January 1 through January 31, 2018	—	—	—	5,793
Total	—		—

(1) As part of the AD repurchase program, the Company expended $0.3 million during the quarter.

ITEM 6
EXHIBITS

We have filed the following exhibits as part of this report:

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

10.1	Employment Agreement for Nicholas Bates dated December 12, 2017 (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on December 14, 2017). *		X

10.2	Employment Agreement for Vanessa M. Szajnoga dated December 12, 2017 (incorporated by reference to Exhibit 10.2 to Form 8-K, File No. 001-35588 filed on December 14, 2017). *		X

10.3	Employment Agreement for Richard Artese dated December 12, 2017 (incorporated by reference to Exhibit 10.3 to Form 8-K, File No. 001-35588 filed on December 14, 2017). *		X

10.4	Independent Contractor Consultant Agreement for Kathleen E. Donovan dated December 12, 2017 (incorporated by reference to Exhibit 10.4 to Form 8-K, File No. 001-35588 filed on December 14, 2017). *		X

10.5	Release Agreement for Kathleen E. Donovan dated December 12, 2017 (incorporated by reference to Exhibit 10.5 to Form 8-K, File No. 001-35588 filed on December 14, 2017). *		X
31.1	Certification of Chief Executive Officer	X

31.2	Certification of Chief Financial Officer	X

32.1(1)	Section 1350 Certification (Chief Executive Officer)	X

32.2(1)	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
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