Form 10-K
period 2018-04-30
Liberty Tax, Inc.
filed 2018-10-05
CIK 1528930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended April 30, 2018

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
 Emerging growth company ☐
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒
The aggregate market value of the shares of Class A common stock held by non-affiliates of the registrant computed based on the last reported sale price of $13.05 on October 31, 2017 was $113,476,272.
The number of shares of the registrant's Class A common stock outstanding as of October 1, 2018 was 14,036,684.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Schedule 14f-1 Information Statement, filed with the Securities and Exchange Commission on August 24, 2018, are incorporated by reference into Part III hereof.

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
Financial Information about Segments
The majority of our revenue is earned through our United States operations; however, during our fiscal years 2018, 2017, and 2016, we earned $8.1 million, $7.0 million, and $7.0 million, respectively, from our Canadian operations. Due to the similarity in the nature of products and services, production process, type of customer, distribution methods, future prospects, and regulatory environment, we combine our United States operations and our Canadian operations into one reportable segment.
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
The tax return preparation market is divided into two primary distinct sectors: paid tax preparation and DIY preparation. Approximately 57% of U.S. e-filed returns during the 2018 tax season were prepared by paid preparers. Through our franchise and Company-owned offices, we offer tax preparation services and related financial products to our tax customers. The services and products are designed to provide streamlined tax preparation services for taxpayers who, for reasons of complexity, convenience, or the need for prompt tax refunds, seek assisted tax preparation services. In the 2018 tax season, we and our franchisees accounted for 1.5 million tax returns filed through our U.S. retail offices, 0.4 million through our Canadian retail offices, and 0.1 million through our online tax programs.
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
We believe the growing Hispanic population in the United States presents an opportunity for growth for tax preparers who are able to successfully target those potential customers with tax and related services that serve the unique needs of the Hispanic community. For that reason, during fiscal 2015 we launched a new franchised tax brand, SiempreTax+, which operated 77 offices during the 2018 tax season. We expect this brand to have growth potential, and we are working with our franchisees to develop additional non-tax service offerings in these offices that will attract customers to the brand. Moreover, we anticipate that any immigration reform, whether enacted through executive action or by Congress, will continue to increase the number of Hispanic filers.
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
Company-owned offices. We intentionally operate relatively few Company-owned offices. During the 2018 tax season we operated 344 Company-owned offices in the U.S. and Canada, 8 of which were seasonal offices. We focus primarily on growing through the opening of new franchise locations, and most of the Company-owned offices we operate in a given tax season are offices that have been previously owned by former franchisees who have ceased operations or failed to meet our performance standards. Rather than close offices that we believe have the potential to be successful, we attempt to resell these offices, and when we fail to do so before the beginning of a tax season, we may operate them as Company-owned offices until we can resell them at a later time. In future periods, the number of Company-owned offices may increase if the Company reacquires more offices from existing franchisees and does not find suitable buyers to take over the office prior to the start of the tax season. For this reason, the number of offices we operate as Company-owned offices may change substantially from season to season.
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
We believe the continued availability of refund transfers will enable us to continue to offer an adequate mix of tax settlement products to our customers. The number of customers in our U.S. offices receiving our refund transfer products, which we call our "attachment rate," has varied from 46.1% for the 2018 tax season compared to 47.6% for the 2017 tax season and 49.2% for the 2016 tax season.
Refund-based loans. During the past few seasons, we partnered with banks to make available a refund-based loan to customers ("Refund Advance"). Approved customers were charged no fees or interest on the Refund Advance. There were no additional requirements for the customer to pay for any additional products, such as a refund transfer, to receive a Refund Advance.
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
Seasonality
The tax return preparation business is highly seasonal, and we historically generate most of our revenues during the period from January 1 through April 30. For example, in fiscal 2018 and 2017, we earned 28% and 28% of our revenues during our fiscal third quarter ended January 31, respectively, and 91% and 92% of our revenues during the combined fiscal third and fourth quarters of 2018 and 2017, respectively. We generally operate at a loss during the period from May 1 through December 31, during which we incur costs associated with preparing for the upcoming tax season.
Available Financing
We use our available financing to fund operations between tax seasons and have minimal outstanding indebtedness at the end of each fiscal year. At April 30, 2018 and 2017, for example, we had no outstanding balance under our revolving credit facility. Our term loan had outstanding balances of $14.9 million and $17.5 million at April 30, 2018 and 2017, respectively.
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
We also face increased competitive challenges from the online and software self-preparer market, including the Free File Alliance ("FFA"), a consortium of the IRS and online preparation services that provides free online tax return preparation, and from volunteer and certain state organizations that prepare tax returns at no cost for low-income and other qualified taxpayers. Our ability to compete in the tax return preparation business depends on our product mix, price for services, customer service, the specific site locations of our offices, local economic conditions, quality of on-site office management, the ability to file tax returns electronically with the IRS, and the availability of tax settlement products to offer to our customers.
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
Potential regulation of refund transfer products or treatment of refund transfer products as loans or extensions of credit. Our refund transfer products may be subject to additional regulation because of potential regulatory changes as well as litigation asserting that refund transfer products constitute a loan or extension of credit because many customers who receive refund transfer products elect to defer paying their tax preparation fees until their tax refund is received. With respect to possible new regulation, the broad authority of the Consumer Financial Protection Bureau ("CFPB") may enable that agency to pursue initiatives that negatively impact our ability to offer tax settlement products by imposing disclosure requirements or other limitations that make the products more difficult to offer or reduce their acceptance by potential customers. See "Item 1A—Risk Factors—Risk Related to Regulation of Our Industry—Federal and state regulators may impose new regulations on non-loan tax settlement products that would make those products more expensive for us to offer or more difficult for our customers to obtain."
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
Employees
As of April 30, 2018, we employed 1,514 employees, consisting of 444 employees in our corporate operations, primarily located in Virginia Beach, Virginia and 1,070 employees at our Company-owned offices. Many of our employees are seasonal and, by contrast, we had 533 corporate employees and 1,408 employees at our Company-owned offices as of February 16, 2018. As of May 31, 2018, we employed 386 corporate employees and 643 employees at our Company-owned offices. We consider our relationships with our employees to be good.
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

We have been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation arising in connection with our various business activities. We are currently involved in a class action lawsuit, in which we are vigorously defending ourselves. There can be no assurance, however, that we will not have to pay significant damages or amounts in settlement above insurance coverage. Adverse outcomes related to litigation could result in substantial damages and could cause our net income to decline or may require us to alter our business operations. Negative public opinion can also result from our actual or alleged conduct in such claims, possibly damaging our reputation, which could negatively impact our financial performance and could cause the value of our stock to decline. See "Note 15 - Commitments and Contingencies" in the Notes to the Consolidated Financial Statements.

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

As of August 10, 2018, our principal stockholders and their affiliated entities owned over 50% of our outstanding Class A common stock. These stockholders, acting individually or as a group, could exert substantial influence over matters, such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal stockholders and their affiliated entities, elections of our Board of Directors will generally be within the control of these stockholders and their affiliated entities. While all of our stockholders are entitled to vote on matters submitted to our stockholders for approval, the concentration of shares and voting control presently lies with these principal stockholders and their affiliated entities. As such, it would be difficult for stockholders to propose and have approved proposals not supported by management. There can be no assurance that matters voted upon by our principal stockholders and their affiliated entities will be viewed favorably by all stockholders of the Company. For information regarding the ownership of our outstanding stock, please see the section titled “Item 12-Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

We are currently involved in securities and derivative litigation in the Court of Chancery of the State of Delaware, United States District Court for the Eastern District of New York and the United States District Court in the Eastern District of Virginia. See "Note 15 - Commitments and Contingencies" in the Notes to the Consolidated Financial Statements. We cannot at this time predict the outcome of these matters or reasonably determine the probability of a material adverse result or reasonably estimate range of potential exposure, if any, that these matters might have on us, our business, our financial condition or our results of operations, although such effects could be materially adverse. In addition, in the future, we may need to record litigation reserves with respect to these matters. Further, regardless of how these matters proceed, it could divert our management’s attention and other resources away from our business.

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

Consumer advocacy organizations and some government officials have asserted that non-loan tax settlement products, such as the refund transfer products we offer, should be treated as loan products or otherwise be more heavily regulated. These groups assert that refund transfer products and similar products are loans because most customers complete the payment for their tax preparation and related fees at the time their refund is disbursed, and therefore, the customer has received an extension of credit because of a purported deferral of the tax preparation fees until the refund is received. We are subject to a judgment in the State of California that treats refund transfer product products that we provide in that state as if they were extensions of credit. In addition, certain litigation discussed below involving us and others in the tax industry include claims that refund transfer products and similar products constitute loans or extensions of credit. If other state or federal courts or agencies successfully require us to treat refund transfer products as if they are loans or extensions of credit, we may be subject to the cost of additional regulation, including disclosure requirements that could reduce the demand for these products by potential customers and may be subject to limitations on our ability to offer these products, which could materially adversely affect our operations. See "Note 15 - Commitments and Contingencies" in the Notes to the Consolidated Financial Statements.

We may be unsuccessful in litigation that characterizes refund transfer products as loans, which could subject us to damages and additional regulation, and which could adversely affect our ability to offer tax settlement products and have a material adverse effect on our operations and financial results.

We were sued in November 2011 in four states, and additional lawsuits have been filed in five other states since the initial filings. These cases have now been consolidated before a single judge in federal court in the Northern District of Illinois. The consolidated complaint alleges violations of state-specific refund anticipation loan and other consumer statutes alleging that a refund transfer product represents a form of refund anticipation loan because the taxpayer is “loaned” the tax preparation fee, and that a refund transfer product is, therefore, subject to federal truth-in-lending disclosure and state law requirements regulating refund anticipation loans. We are aware that virtually identical lawsuits were filed against three of our competitors. In June 2015, we entered into a settlement agreement in this case in order to minimize the expense of litigation and the risk attendant to the litigation. Although this case was resolved through a settlement, the underlying issue may be the subject of additional regulation and litigation. We may also become subject to existing state regulations governing refund anticipation loans (in the states that have such regulations) and the costs of additional regulation, including disclosure requirements, and we may be subject to limitations on our ability to offer these products. These additional disclosure requirements could reduce the demand for these products by potential customers, and the possible application of state lending and other refund anticipation loan-related statutes and regulations might adversely affect our fee income to the extent those statutes or regulations impose limitations on fees that we now charge in connection with refund transfer products. If it becomes more difficult for us and our franchisees to offer these products to taxpayers, or if we are subject to damages in future litigation, it could materially and adversely affect our operations and financial results. See “Item 1-Business-Regulation-Potential regulation of refund transfer products or treatment of refund transfer products as loans or extensions of credit.”

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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Market and Stock Information
Effective at the open of business on August 2, 2018, our Class A common stock was suspended from trading on The Nasdaq Global Select Market (“Nasdaq”). Since then, our Class A common stock has been quoted on the OTC Market and is currently traded under the symbol “TAXA.” Prior to the suspension, our Class A common stock had traded on Nasdaq under the symbol "TAX" since July 2, 2012. We traded on the over-the-counter bulletin board from June 14, 2012 until July 1, 2012. Prior to that time, there was no public market for our Class A common stock. The following table sets forth for the periods indicated the high and low sale prices of our Class A common stock on Nasdaq.

	2018		2017
	Sales Price		Sales Price
	High	Low	High	Low
First Quarter	$15.00	$10.88	$15.14	$9.95
Second Quarter	14.70	11.75	14.51	11.25
Third Quarter	14.00	9.90	15.52	11.28
Fourth Quarter	10.80	7.75	16.20	13.25
As of April 30, 2018, our stockholders' equity consisted of the following: 12,823,020 shares of Class A common stock, 200,000 shares of Class B common stock, 10 shares of special voting preferred stock and 1,000,000 exchangeable shares which we treat as common stock equivalents. As of April 30, 2018, options to acquire 472,503 shares of Class A common stock were outstanding, 205,070 of which were immediately exercisable. Pursuant to certain transactions which occurred in July 2018, no shares of our Class B common stock, special voting preferred stock, or exchangeable shares remain outstanding.
Holders of Record
As of October 1, 2018, we had approximately 191 registered record holders of our Class A common stock. The reported closing price of our Class A common stock on October 1, 2018 was $11.65, Wells Fargo Shareowner Services is the transfer agent and registrar for our Class A common stock.
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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Remaining Maximum Value of Shares that may be Purchased Under the Plan (1) (in thousands)
February 1 through February 28, 2018	—	$—	—	$5,793
March 1 through March 31, 2018	—	—	—	4,258
April 1 through April 30, 2018	—	—	—	4,258
Total	—		—

(1) As part of the Area Developer repurchase program, the Company expended $1.5 million during the quarter.

During fiscal 2018, we did not repurchase any shares of our Class A common stock.
Stock Performance Graph
The graph below compares the cumulative total return provided stockholders on the Company's Class A common stock relative to the cumulative total returns of the Russell 2000 index and the S&P Diversified Commercial & Professional Services index. Returns assume an initial investment of $100 at the market close on June 14, 2012, and then for the periods ended April 30, 2013, 2014, 2015, 2016, 2017, and 2018. Dividends, if any, are assumed to have been reinvested.

Item 6.    Selected Financial Data.
The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 below and our Consolidated Financial Statements and related notes included in Item 15. We derived the consolidated statements of income data for the years ended April 30, 2018, 2017, and 2016 and the consolidated balance sheet data as of April 30, 2018 and 2017 from our audited consolidated financial statements included in Item 8. The consolidated statements of income data for the years ended April 30, 2015 and 2014 and the consolidated balance sheet data as of April 30, 2016, 2015, and 2014 are derived from our audited consolidated financial statements for such periods, respectively, not included in this annual report. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Fiscal Years Ended and as of April 30,
	2018	2017	2016	2015	2014
	(amounts in thousands, except per share, franchisees, offices, per franchisee amounts, fee per tax return, and per office amounts)
Consolidated Statements of Income Data:
Total revenue	$174,872	$173,985	$173,429	$162,172	$159,696
Total operating expenses	(167,273)	(150,664)	(140,941)	(146,780)	(124,875)
Income from operations	7,599	23,321	32,488	15,392	34,821
Net income	$135	$13,013	$19,420	$8,690	$21,982

Consolidated Balance Sheet Data:
Amounts due from franchisees and ADs less unrecognized revenue, net of allowances	$72,405	$90,728	$95,226	$86,680	$81,480
Property, equipment, and software, net	38,636	39,789	40,957	36,232	38,343
Total assets	178,003	204,268	193,223	183,994	198,640
Long-term obligations, including current installments	20,383	26,199	23,440	25,245	28,365
Total stockholders' equity	111,502	116,455	111,501	98,862	110,185

	Fiscal Years Ended and as of April 30,
	2018	2017	2016	2015	2014
	(amounts in thousands, except per share, franchisees, offices, per franchisee amounts, fee per tax return, and per office amounts)
Other Financial and Operational Data:
Adjusted EBITDA(1)	$35,233	$42,404	$43,208	$42,787	$44,734

Permanent	3,282	3,710	3,960	3,764	3,663
Seasonal	24	67	211	262	486
Processing Centers	37	46	54	43	26
Number of U.S. offices	3,343	3,823	4,225	4,069	4,175
Number of Canadian offices	267	254	262	259	263
Number of offices	3,610	4,077	4,487	4,328	4,438

Number of U.S. franchisees	1,582	1,753	1,856	1,907	1,959
Number of Canadian franchisees	138	133	130	125	145
Number of franchisees	1,720	1,886	1,986	2,032	2,104

Average number of offices per U.S. franchisee(2)	1.93	2.00	2.14	2.07	2.04
Average number of offices per Canadian franchisee(2)	1.59	1.58	1.62	1.62	1.57
Average number of offices per franchisee(2)	1.90	1.97	2.10	2.04	2.01

Number of tax returns filed in U.S. offices	1,487	1,657	1,832	1,907	1,890
Number of tax returns filed in Canadian offices	377	359	330	340	311
Number of tax returns filed online(3)	125	138	145	167	187
Number of tax returns filed	1,989	2,154	2,307	2,414	2,388

Systemwide revenue from U.S. offices(4)	$366,900	$386,000	$417,600	$413,200	$397,300
Systemwide revenue from Canadian offices (CN$)(4)	31,000	28,700	27,400	26,400	23,900
Systemwide revenue from Canadian offices (US$)(4)	24,100	21,500	21,200	21,800	21,800

Systemwide revenue per U.S. office(4)(5)	$109,752	$100,968	$98,840	$101,548	$95,162
Systemwide revenue per Canadian office (CN$)(4)(5)	116,105	112,992	104,580	101,931	90,875
Systemwide revenue per Canadian office (US$)(4)(5)	90,262	84,646	80,916	84,170	82,890

Net average fee per U.S. tax return filed(5)	$247	$233	$228	$217	$210
Net average fee per Canadian tax return filed (CN$)(5)	82	80	83	78	77
Net average fee per Canadian tax return filed (US$)(5)	64	60	64	64	70

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
The following table presents a reconciliation of Adjusted EBITDA for each of the periods indicated.

	Fiscal Years Ended April 30,
	2018	2017	2016	2015	2014
	(dollars in thousands)
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$135	$13,013	$19,420	$8,690	$21,982
Interest expense	3,181	2,557	2,039	1,889	1,355
Income tax expense	4,346	7,754	11,058	4,811	13,654
Depreciation, amortization, and impairment charges	14,416	14,356	10,026	9,900	9,277
Impairment of online software and acquired customer lists	—	—	—	8,392	—
Net gain on available-for-sale securities	—	(50)	—	—	(2,183)
CEO Separation and related costs	3,503	—	—	—	—
Executive severance	2,965	877	413	1,488	614
Executive recruitment costs	325	—	—	—	—
Restatement costs	—	—	—	—	907
Restructuring charge	4,952	—	—	—	—
Accrued judgments and settlements, net of estimated recoveries	529	2,700	—	7,617	—
Compliance Task Force and related costs	881	1,197	252	—	—
Stock-based compensation expense (income) related to liability classified awards	—	—	—	—	(872)
Adjusted EBITDA	$35,233	$42,404	$43,208	$42,787	$44,734

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

•	Royalties: Our franchise agreements require franchisees to pay us a base royalty typically equal to 14% of the franchisees' tax preparation revenue, subject to certain specified minimums.

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

•	Assisted Tax Preparation Fees: We earn tax preparation fees, net of discounts, directly from both the operation of Company-owned offices in the U.S. and Canada.

•	Electronic Filing Fee: We earn fees for the electronic filing of federal returns prepared in U.S. franchisee owned offices. Each location determines if they want to charge an electronic filing fee.
For purposes of this section and throughout this annual report, all references to "fiscal 2018," "fiscal 2017," and "fiscal 2016" refer to our fiscal years ended April 30, 2018, 2017, and 2016, respectively. For purposes of this section and throughout this annual report, all references to "year" or "years" are the respective fiscal year or years ended April 30 unless otherwise noted in this annual report, and all references to "tax season" refer to the period between January 1 and April 30 of the referenced year.
In evaluating our performance, management focuses on several metrics that we believe are key to our success:

•
Net growth in permanent office locations. The change in permanent office locations from year to year is a function of the opening of new offices, offset by locations that our franchisees or we close. Opening new permanent offices can be accomplished by the sale of new territories or the opening of permanent offices in previously sold territories. As a result of a reduction in new territory sales, the closure of under-performing offices, as well as the termination of the franchise agreements with several large franchisees, the Company and its franchisees operated 428 less permanent locations during the 2018 tax season compared to 2017. In fiscal 2017, on a net basis, the company and our franchisees operated 250 less permanent offices in the U.S. compared to fiscal 2016.

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

•
Potential growth of SiempreTax+ brand. During fiscal 2015, we successfully launched our second brand, SiempreTax+. Given the demographic trends in the United States and the growing consumer purchasing power of the Hispanic community, we believe serving the Hispanic community through a separate brand that engages with customers in their preferred language and provides ancillary services unique to their needs presents a significant office growth opportunity. For this reason, our ability to grow this brand further should substantially contribute to our future ability to meet our growth goals.

•
Number of returns prepared. We strive to provide our franchisees with the resources and training needed to grow their own revenue, which is primarily driven by the number of returns prepared. We and our franchisees prepared a total of approximately 1.5 million returns in our U.S. offices in fiscal 2018, which was a decrease of 10.3% from fiscal 2017 due to fewer offices. Our new retail offices typically experience their most rapid growth during the first five years as they develop customer loyalty, operational experience and a referral base within their community. The seasoning of our U.S. offices shown in the following table highlights the relatively young age of our offices, with 771 of 3,343 offices that were in operation for five or fewer years, including the 2018 tax season.

	Tax Season 2018 Office Age in Years
	1	2	3	4	5	6+	Total
United States:
Franchised permanent	66	108	185	156	143	2,330	2,988
Franchised seasonal	2	1	1	1	3	14	22
Total U.S. franchised offices	68	109	186	157	146	2,344	3,010

Company-owned permanent	—	13	34	20	10	217	294
Company-owned seasonal	—	—	1	—	—	1	2
Total U.S. Company-owned offices	—	13	35	20	10	218	296

Processing centers	1	6	11	4	5	10	37

Total U.S. offices	69	128	232	181	161	2,572	3,343

Canada:
Franchised permanent	38	6	6	19	10	117	196
Franchised seasonal	1	—	1	1	1	19	23
Total Canadian franchised offices	39	6	7	20	11	136	219

Company-owned permanent	3	2	1	1	—	35	42
Company-owned seasonal	—	1	—	—	1	4	6
Total Canadian Company-owned offices	3	3	1	1	1	39	48

Total Canadian offices	42	9	8	21	12	175	267

Total offices	111	137	240	202	173	2,747	3,610

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

Our systemwide revenue in the U.S. decreased by 4.9% from fiscal 2017 to 2018 and decreased 7.6% from fiscal 2016 to fiscal 2017. We experienced a 5.9% increase in average net fee per return filed in the U.S. from $233 in fiscal 2017 to $247 in fiscal 2018 and a decrease of 10.3% in number of tax returns filed in the U.S. processed from 1,657,000 in fiscal 2017 to 1,487,000 in fiscal 2018.

•
Tax settlement products obtained by U.S. customers. The total percentage of our U.S. customers obtaining a refund transfer product decreased to 46.1% during fiscal 2018 compared to 47.6% during fiscal 2017. As we have demonstrated our ability to offer products through JTH Financial, we have been successful in obtaining more favorable terms from outside vendors. Each year we analyze available tax settlement product solutions to balance risk and maximize profit per product.

•
Company-owned stores. We operate Company-owned offices, substantially all of which are held for sale. If these offices remain unsold at the start of a tax season, we will operate them for the tax season with the intent of selling them to qualified franchisees the next year, and, as a result, the number of Company-owned offices will vary from year to year. Going forward the number of Company-owned offices may increase if the Company reacquires more offices from existing franchisees and does not find a suitable buyer to take over the office. During fiscal 2018, the Company closed Company-owned offices as part of its restructuring initiatives. The Company will be evaluating additional Company-owned offices after the tax season which may result in the closing of additional offices. The Company incurred approximately $5.0 million of expenses related to restructuring initiatives in fiscal 2018. The Company expects additional charges in fiscal 2019 primarily associated with property and intangible impairments and exit costs which are estimated to range from $10.0 million to $12.0 million.

Results of Operations
Fiscal year 2018 compared to fiscal year 2017
Revenues. The table below sets forth the components and changes in our revenue for the years ended April 30, 2018 and 2017.

	Fiscal Years Ended April 30,
			Change
	2018	2017	$	%
	(dollars in thousands)
Franchise fees	$1,793	$2,659	$(866)	(33)%
Area Developers fees	2,751	4,177	(1,426)	(34)%
Royalties and advertising fees	68,559	74,291	(5,732)	(8)%
Financial products	47,225	51,829	(4,604)	(9)%
Interest income	9,895	12,955	(3,060)	(24)%
Assisted tax preparation fees, net of discounts	26,645	21,600	5,045	23%
Electronic Filing Fee	10,772	—	10,772	N/A
Other	7,232	6,474	758	12%
Total revenue	$174,872	$173,985	$887	1%
Our total revenue increased by $0.9 million, or 1%, in fiscal 2018 over fiscal 2017. This increase was primarily due to the following:

•	a $10.8 million increase in a new optional electronic filing fee related to federal returns prepared in U.S. franchisee owned offices; and

•
a $5.0 million increase in assisted tax preparation fees driven by the year-round accounting offices we acquired in late fiscal 2017 as well as an increase in the number of returns prepared in company-owned offices.

These increases were primarily offset by the following:

•	a reduction of $5.7 million in royalty and advertising fees and a decrease of $4.6 million in financial products both related to a decrease in the number of tax returns processed by our franchisees;

•	a decline of $3.1 million in interest income related to a reduction in working capital loans to franchisees as well a decrease in the loans due from reacquired ADs and franchisees; and

•	a decrease of $1.4 million in AD fees as a result of prior year sales that have now been fully recognized over the life of the original agreements.
Operating expenses. The following table details the amounts and changes in our operating expenses in and from fiscal 2018 and fiscal 2017.

	Fiscal Years Ended April 30,
			Change
	2018	2017	$	%
	(dollars in thousands)
Employee compensation and benefits	$50,003	$44,615	$5,388	12%
Selling, general, and administrative expenses	69,012	58,159	10,853	19%
Area Developers expense	16,564	22,461	(5,897)	(26)%
Advertising expense	12,326	11,073	1,253	11%
Depreciation, amortization, and impairment charges	14,416	14,356	60	—%
Restructuring expense	4,952	—	4,952	N/A
Total operating expenses	$167,273	$150,664	$16,609	11%
Total operating expenses increased $16.6 million, or 11%, in fiscal 2018 compared to fiscal 2017. The increase was primarily attributable to the following:

•
a $10.9 million increase in selling, general and administrative expenses primarily due to incentives to franchisees for electronic filing charges on U.S. federal returns, bad debt expense resulting from franchisee terminations and increased professional fees related to litigation and management turnover costs;

•
an increase in employee compensation and benefits of $5.4 million primarily resulting from executive severance as well as an increase in the compensation related to operating our new year-round accounting offices;

•	a $5.0 million increase in restructuring expenses primarily related to company-store exit costs and the one-time termination of a service provider contract; and

•	a $1.3 million increase in advertising expense primarily related to increased franchise sales marketing costs.
These increases were partially offset by:

•	a decrease of $5.9 million in AD expense resulting from acquisitions of area developers and a decrease in the number of tax returns filed.
Income Taxes. The following table sets forth certain information regarding our income taxes for the fiscal years ended April 30, 2018 and 2017.

	Fiscal Years Ended April 30,
			Change
	2018	2017	$	%
	(dollars in thousands)
Income before income taxes	$4,481	$20,767	$(16,286)	(78)%
Income tax expense	4,346	7,754	(3,408)	(44)%
Effective tax rate	97.0%	37.3%
The decrease in our income tax expense in fiscal 2018 compared to fiscal 2017 relates primarily to the decrease in our income before income taxes. The increase in the effective tax rate is driven by the impact of the one-time transition tax and adjustment of deferred tax assets and liabilities from the Tax Cuts and Jobs Act.
Net income. Our net income decreased by 99% in fiscal 2018 over fiscal 2017, due primarily as a result of higher operating expenses and a higher effective tax rate as noted above.

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
Our total revenue increased by $0.6 million, or 0.3%, in fiscal 2017 over fiscal 2016. This increase was primarily due to the following:

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

These increases were offset by the following:

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

Operating expenses. The following table details the amounts and changes in our operating expenses in and from fiscal 2017 and fiscal 2016.

	Fiscal Years Ended April 30,
			Change
	2017	2016	$	%
	(dollars in thousands)
Employee compensation and benefits	$44,615	$42,882	$1,733	4%
Selling, general, and administrative expenses	58,159	43,927	14,232	32%
Area Developers expense	22,461	27,686	(5,225)	(19)%
Advertising expense	11,073	16,420	(5,347)	(33)%
Depreciation, amortization, and impairment charges	14,356	10,026	4,330	43%
Total operating expenses	$150,664	$140,941	$9,723	7%

Total operating expenses increased by $9.7 million, or 7%, in fiscal 2017 compared to fiscal 2016. The increase was attributable to:
A $14.2 million increase in selling, general, and administrative expenses in fiscal 2017 compared to fiscal 2016, primarily due to the following:

•	a $5.3 million increase in the costs associated with our refund advance product;

•	a $3.1 million increase in costs related to an increase in the number of U.S. Company-owned offices operated in fiscal 2017;

•	an increase of $2.9 million in bad debt expense; and

•	a $2.7 million charge, in fiscal 2017, recorded which relates to an accrued judgment where the Company intends to vigorously defend our position and pursue an appeal.

•	an increase in depreciation, amortization, and impairment charges of $4.3 million primarily due to an impairment charge driven by a decrease in the performance of our Company-owned stores; and

•
an increase in employee compensation and benefits of $1.7 million resulting from an increase in executive severance of $0.5 million as well as an increase in the compensation related to operating a greater number of Company-owned stores.

These increases were partially offset by the following:

•	a $5.3 million decrease in advertising expense related to a reduction in the number of tax returns filed by our franchisees as well as better expense management; and

•
a decrease of $5.2 million in AD expense resulting from a decrease in the number of tax returns filed and the associated decline in royalty fees along with the Company’s acquisition of several AD rights during fiscal 2017, which lowered the number of offices located within an AD’s territory.

Income Taxes. The following table sets forth certain information regarding our income taxes for the fiscal years ended April 30, 2017 and 2016.

	Fiscal Years Ended April 30,
			Change
	2017	2016	$	%
	(dollars in thousands)
Income before income taxes	$20,767	$30,478	$(9,711)	(32)%
Income tax expense	7,754	11,058	(3,304)	(30)%
Effective tax rate	37.3%	36.3%
The decrease in our income tax expense in fiscal 2017 compared to fiscal 2016 relates primarily to the decrease in our income before income taxes.
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

Credit facility. Our amended credit facility consists of a $21.2 million term loan and a revolving credit facility that currently allows borrowing of up to $193.8 million, as of April 30, 2018, with an accordion feature that permits the Company to request an increase in availability of up to an additional $50.0 million. Outstanding borrowings accrue interest, which is paid monthly, at a rate of the one-month London Interbank Offered Rate ("LIBOR") plus a margin ranging from 1.50% to 2.25% depending on the Company's leverage ratio. At April 30, 2018 and 2017, the interest rate was 3.64% and 2.73%, respectively, and the average interest rate paid during the fiscal year ended April 30, 2018 was 3.11%. A commitment fee that varies from 0.25% to 0.50% depending on the Company's leverage ratio on the unused portion of the credit facility is paid monthly. The indebtedness is collateralized by substantially all the assets of the Company and both loans mature on April 30, 2019 (except as to the commitments of one lender under the revolving credit facility, which matured on September 30, 2017).
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
Franchisee lending and potential exposure to credit loss. A substantial portion of our cash flow during the year is utilized to provide funding to our franchisees. At April 30, 2018, our total balance of loans to franchisees for working capital and equipment loans, representing cash we had advanced to the franchisees, was $9.4 million. In addition, at that date, our franchisees and ADs together owed us an additional $75.5 million, net of unrecognized revenue of $12.5 million, representing unpaid royalties, the unpaid purchase price for franchise territories and other amounts.
Our actual exposure to potential credit loss associated with franchisee loans is less than the aggregate amount of those loans because a significant portion of those loans are to franchisees located within AD areas, where our AD is ultimately entitled to a substantial portion of the franchise fee and royalty revenues represented by some of these loans. For this reason, the amount of indebtedness of franchisees to us is effectively offset in part by our related payable obligation to ADs in respect of franchise fees and royalties. As of April 30, 2018, the total indebtedness of franchisees to us where the franchisee is located in an AD area was $38.3 million but $17.9 million of that total indebtedness represents amounts ultimately payable to ADs as their share of franchise fees and royalties.
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
The unpaid amounts owed to us from our franchisees and ADs are collateralized by the underlying franchise or area and, when the franchise or area owner is an entity, are generally guaranteed by the owners of the respective entity. Accordingly, to the extent a franchisee or AD does not satisfy its payment obligations to us, we may repossess the underlying franchise or area in order to resell it in the future. At April 30, 2018, we had an investment in impaired accounts and notes receivable and related interest receivable of approximately $25.5 million. We consider accounts and notes receivable to be impaired if the amounts due exceed the fair value of the underlying franchise and estimate an allowance for doubtful accounts based on that excess. Amounts due include the recorded value of the accounts and notes receivable reduced by the allowance for uncollected interest, amounts due to ADs for their portion of franchisee receivables, any related unrecognized revenue and amounts owed to the franchisee or AD by us. In establishing the fair value of the underlying franchise, we consider net fees of open territories and the number of unopened territories. At April 30, 2018, our allowance for doubtful accounts for impaired accounts and notes receivable was $10.3 million. There were no significant concentrations of credit risk with any individual franchisee or AD as of April 30, 2018, and we believe that our allowance for doubtful accounts as of April 30, 2018 is adequate for our existing loss exposure. We closely monitor the performance of our franchisees and ADs, and will adjust our allowances as appropriate if we determine that the existing allowances are inadequate to cover estimated losses.
Dividends. See "Item 5—Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."
Sources and uses of cash
Operating activities
In fiscal 2018, our cash provided from operating activities decreased $4.8 million from the cash provided in fiscal 2017. This decrease was primarily driven by:

•	a $4.2 million increase in executive severance and recruitment payments in fiscal 2018 compared to fiscal 2017; and

•	an increase in cash tax payments of $2.3 million in fiscal 2018 compared to fiscal 2017.
In fiscal 2017, our cash provided from operating activities increased $2.6 million from the cash provided in fiscal 2016. This increase was driven by:

•	an $8.3 million decrease in payments related to the class action litigation cases paid in fiscal 2016 that did not recur in fiscal 2017, partially offset by;

•	an increase in cash tax payments of $4.0 million in fiscal 2017 compared to fiscal 2016.
Investing activities
In fiscal 2018, we used $4.2 million less in investing activities than in fiscal 2017 due to:

•	a $3.4 million decrease in net cash used in operating loans to franchisees resulting from an decrease in lending of $20.3 million as well as better collections of operating loans;

•	a $6.2 million decrease in net cash used to acquire Company-owned offices, Area Developer rights and customer lists, net of sales, partially offset by; and

•	a $5.0 million increase in net cash used resulting from the sale of available-for-sale securities during fiscal 2017.

In fiscal 2017, we used $16.1 million less in investing activities than in fiscal 2016 due to:

•	a $7.2 million decrease in net cash used in operating loans to franchisees resulting from a decrease in lending of $7.4 million as well as better collections of operating loans;

•	a $10.0 million decrease in net cash used resulting from the sale of available-for-sale securities during fiscal 2017 and the purchase of those securities in fiscal 2016;

•	a $5.7 million decrease in net cash used resulting primarily from lower development costs associated with internal use software, offset by;

•	a $5.7 million increase in net cash used to acquire Company-owned offices, Area Developer rights and customer lists, net of sales.
Financing activities
In fiscal 2018, we used $4.5 million more cash for financing activities compared to fiscal 2017 primarily due to a decrease of $2.2 million in cash received for mortgage debt and $2.1 million increase in cash paid for repayment of long-term obligations related to AD and franchisee acquisitions.
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
The maximum balance of our revolving credit facility during fiscal 2018 was $139.3 million on February 4, 2018. By April 5, 2018, we paid the entire balance of our revolving credit facility. At April 30, 2018, using the leverage ratio applicable under our loan covenants. Our maximum unused borrowing capacity was $173.4 million.
Our credit facility also contains a requirement that we reduce the balance of our revolving loan to zero for a period of at least 45 consecutive days each fiscal year. However, because our term loan will remain outstanding during that 45 day period, and given our historic cash flow experience at the beginning and end of each fiscal year, we do not anticipate that the unavailability of our revolving loan during that 45 day period each fiscal year will adversely affect our cash flow. As of June 14, 2018, we had maintained a zero balance on our revolver for the required 45 days and thus have already met the requirement for fiscal 2019.
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

•
The extent to which we repurchase AD areas, which will involve the use of cash in the short-term, but improve cash receipts in future periods from what would have been the ADs' share of royalties and franchise fees.

•	The extent, if any, to which our Board of Directors elects to continue to declare dividends on our common stock.
Effect of our credit facility covenants on our future performance. Our credit facility, which matures on April 30, 2019, imposes several restrictive covenants, including a covenant that requires us to maintain a "leverage ratio" of not more than 5.5:1 at the end of each fiscal quarter ending January 31 and a ratio of not more than 3:1 at the end of each other fiscal quarter. The higher permitted leverage ratio at the end of the January 31 quarter reflects the fact that as of that date, we have typically extended significant credit to our franchisees for working capital and other needs that is not reflected in revenue that we receive from our franchisees until the period beginning in February each year. At January 31, 2018 and April 30, 2018, we had a leverage ratio of 3.4:1 and 0.53:1, respectively.
Our leverage ratio at April 30, 2018 reflected the fact that we had no balance outstanding on our revolving credit facility at that date and a $14.9 million balance under our term loan. The leverage ratio is measured only at the end of each fiscal quarter, and so there may be times at which we exceed the quarter-end leverage ratio during the quarter, which we are permitted to do provided that our leverage ratio is within the allowable ratio at quarter-end.
We continue to be obligated under our credit facility to satisfy a fixed charge coverage ratio test which requires that ratio to be not less than 1.5:1 at the end of every fiscal quarter. At January 31, 2018 and April 30, 2018, our fixed charge coverage ratios were 3.9:1 and 2.4:1, respectively.
We were in compliance with the ratio tests described in this section as of April 30, 2018. We expect to be able to manage our cash flow and our operating activities in such a manner that we will continue to be able to satisfy our obligations under the credit facility for the remainder of the term of that facility.
Seasonality of Operations
Given the seasonal nature of the tax return preparation business, we have historically generated and expect to continue to generate most of our revenues during the period from January 1 through April 30. For example, in fiscal 2018 and fiscal 2017, we earned 28% and 28% of our revenues during our fiscal third quarter ended January 31, respectively, and 91% and 92% of our revenues during the combined fiscal third and fourth quarters, respectively. We historically operate at a loss through the first eight months of each fiscal year, during which we incur costs associated with preparing for the upcoming tax season.
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
We also enter into forward contracts to eliminate exposure related to foreign currency fluctuations in connection with the short-term advances we make to our Canadian subsidiary in order to fund personal income tax refund discounting for our Canadian operations. At April 30, 2018 and 2017, there were no forward contracts outstanding, but we expect to enter into forward contracts in the future during the Canadian tax season.
Commitments and Contingencies
The following table sets forth certain of our contractual obligations as of April 30, 2018.

	Contractual Obligations
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(dollars in thousands)
Long-term debt obligations(1)	$21,196	$18,485	$764	$423	$1,524
Operating lease obligations(2)	12,726	6,208	5,562	875	81
Purchase obligations(3)	9,627	6,232	3,395	—	—
Net lease payments on closed offices	366	235	131	—	—
Total contractual obligations	$43,915	$31,160	$9,852	$1,298	$1,605

(1) Amounts include mandatory principal payments on long-term debt as well as estimated interest of $372, $149, $126, and $166 for less than 1 year, 1-3 years, 3-5 years, and more than 5 years, respectively. Interest calculated for future periods was based on the interest rate at April 30, 2018. The actual interest rate will vary based on LIBOR and our leverage ratio.
(2) We sublease most of the office spaces represented by this line item and anticipate sublease receipts from franchisees of $3,009, $2,933, $619, and $0 for less than 1 year, 1-3 years, 3-5 years, and more than 5 years, respectively.
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
Tax return preparation fees, financial products, and electronic filing fees revenue are recognized as revenue in the period the related tax return is filed for the customer. Discounts for promotional programs are recorded at the time the return is filed and are recorded as reductions to revenues.
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
	Our calculation of the allowance requires management to make assumptions regarding the fair value of the franchise to which the account relates.	A 10% decrease in the fair value of franchise territories at April 30, 2018 would have increased our allowance for doubtful accounts by approximately $1.5 million at that date.
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
We have not made any material changes in the accounting methodology we use to assess impairment loss during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material. For AD rights, a 10% decrease in the estimated future cash flows would not result in any incremental loss. For assets acquired from franchisees, and held for sale, a 10% decrease in the fair value would increase our impairment by approximately $0.6 million.

Recently Issued Accounting Standards
Refer to "Note 1 - Description of Business and Summary of Significant Accounting Policies", in our consolidated financial statements.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Foreign exchange risk
We are subject to inherent risks attributed to operating in more than one country. Most of our revenues, expenses, and borrowings are denominated in U.S. dollars. Our operations in Canada, including the advances we make to our Canadian subsidiary, are denominated in Canadian dollars, and are, therefore, subject to foreign currency fluctuations. For fiscal 2018, a 5% change in the exchange rate of the Canadian dollar relative to the U.S. dollar would have had less than a $0.1 million impact on our net income and a $0.6 million impact on our total assets at April 30, 2018. We use, and may continue to use in the future, derivative financial instruments, such as forward contracts, to manage foreign currency exchange rate risks. See

"Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Off Balance Sheet Arrangements."
Interest rate risk
We are subject to interest rate risk in connection with our credit facility, which provides for borrowings of up to a total of $215.0 million and bears interest at variable rates. Assuming our revolving loan is fully drawn and including the full balance of our term loan, each eighth of a percentage point change in interest rates would result in a $0.3 million change in annual interest expense on our credit facility. From time to time, we have entered into hedging instruments involving the exchange of floating for fixed rate interest payments to reduce interest rate volatility. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Off Balance Sheet Arrangements."

Item 8.    Financial Statements and Supplementary Data.
Our financial statements and supplementary financial information required by this Item 8 are contained in this report in "Item 15. Exhibits and Financial Statements."

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
On December 8, 2017, KPMG LLP (“KPMG”) resigned as the independent registered public accounting firm of the Company, effective immediately, and KPMG's resignation was accepted and approved by the Audit Committee of the Board of Directors of the Company (the “Board”). KPMG's reports on the Company's financial statements for the fiscal years ended April 30, 2017 and April 30, 2016 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.  In addition, there were no disagreements between the Company and KPMG on accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of KPMG, would have caused them to make reference to the disagreement in their reports for such periods, or any subsequent interim period preceding KPMG's resignation. KPMG informed the Audit Committee and management that Mr. Hewitt's past and continued involvement in the Company's business and operations, including his continued interactions with franchisees and area developers of the Company, has led it to no longer be able to rely on management's representations, and therefore has caused KPMG to be unwilling to be associated with the Company's consolidated financial statements.

On June 5, 2018, Carr, Riggs & Ingram, LLC (“CRI”) provided notice of its resignation as the independent registered public accounting firm of the Company, effective as of the same date. CRI’s decision to resign was not recommended or approved by either the Audit Committee or the Board of Directors of the Company. CRI did not complete any audits of the Company’s financial statements, and, therefore, CRI did not issue an adverse opinion or disclaimer of opinion, and no report was qualified or modified as to uncertainty, audit scope or accounting principles.

Item 9A.    Controls and Procedures.
The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, including, without limitation, that such information is accumulated and communicated to Company management, including the Company’s principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2018, the Company’s disclosure controls and procedures were not effective due to a material weakness in the Company's internal control over financial reporting as described below.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following deficiency that constituted individually, or in the aggregate, a material weakness in our internal control over financial reporting as of April 30, 2018.
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
Because of this material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2018.
The effectiveness of the Company’s internal control over financial reporting as of April 30, 2018 has been audited by Cherry Bekaert LLP, an independent registered public accounting firm, and an adverse opinion was issued as stated in their report which appears herein.
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
Changes in Internal Control over Financial Reporting
Other than the ongoing remediation efforts of the material weakness disclosed above, there were no changes in our internal control over financial reporting during the quarter ended April 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Executive Officers, and Corporate Governance.
This information is incorporated by reference from the Company’s Schedule 14f-1 Information Statement, filed with the SEC on August 24, 2018 (the “Schedule 14f-1”), under the captions “Directors and Executive Officers” and “Committees of the Board of Directors and Corporate Governance.” Information on Section 16(a) beneficial ownership reporting compliance for the directors and executive officers of the Company is incorporated by reference from the Schedule 14f-1 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” The Company has adopted a Code of Conduct applicable to all employees and directors, which may be found at https://www.libertytax.com. In addition, a copy of the Code may be obtained without charge upon written request to the Company’s Corporate Secretary.

Item 11.    Executive Compensation.
This information is incorporated by reference from the Schedule 14f-1 under the captions “Compensation Committee Interlocks and Participation,” “Non-Employee Director Compensation,” and “Compensation Discussion and Analysis.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters.
This information is incorporated by reference from the Schedule 14f-1 under the caption “Security Ownership of Certain Beneficial Owners and Management.”

The following table sets forth information about our outstanding stock grants and remaining shares available as of April 30, 2018 under the Company's 2011 Equity and Cash Incentive Plan:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	613,602	$16.37	1,836,173
Equity compensation plans not approved by security holders	—	—	—
Total	613,602	$16.37	1,836,173

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
This information is incorporated by reference from the Schedule 14f-1 under the captions “Director Independence and Board Structure” and “Certain Relationships and Related Transactions.”

Item 14.    Principal Accounting Fees and Services.
The following table presents fees for professional services rendered by Cherry Bekaert, CRI and KPMG for the audit of our annual financial statements for the fiscal years ended April 30, 2018 and 2017, and fees billed for other services rendered by Cherry Bekaert and KPMG for those years. Fees disclosed below include fees actually billed and expected to be billed for services relating to the applicable fiscal year.

Fiscal Year	2018	2017
Audit fees (1)	1,791,381	761,486
Tax fees (2)	30,000	144,917
All other fees (3)	67,660	1,650
Total fees	$1,889,041	$908,053

(1) Audit fees consist of fees for professional services rendered for the audit of the Company's financial statements and review of financial statements included in our quarterly reports and services typically provided by the independent auditor in connection with statutory and regulatory filings or engagements.

(2) Tax fees consist of fees for services related to tax compliance, tax planning, tax consultation and tax advice. The amounts included in the table above consist of fees incurred relating to tax compliance, tax credit studies and other tax advisory services.

(3) All other fees consist of license fees for accounting research software and information technology infrastructure.

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

The Audit Committee has concluded that the provision of non-audit services provided to the Company by its independent accountant during the 2018 fiscal year was compatible with maintaining the independent accountant's independence.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.

(a)	Financial Statements.
The following financial statements of the Company are included in Item 8 of this Annual Report on Form 10-K:
Audited Financial Statements for the Years Ended April 30, 2018, 2017, and 2016

(b)	Exhibits.

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of JTH Holding, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1, File No. 333-176655 filed on September 2, 2011).
3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of JTH Holding, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K, File No. 001-35588 filed on July 15, 2014).

3.3	Second Amended and Restated Bylaws of Liberty Tax, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K, File No. 001-35588 filed on July 15, 2014).
4.1	Specimen Common Stock Certificate of Liberty Tax, Inc. (incorporated by reference to Exhibit 4.6 to Form 8-K, File No. 001-35588 filed on September 3, 2014).
4.2	Form of Indenture with respect to Senior Debt Securities (incorporated by reference to Exhibit 4.2 to Form S-3, File No. 333-199579 filed on October 23, 2014).
4.3	Form of Indenture with respect to Subordinated Debt Securities (incorporated by reference to Exhibit 4.4 to Form S-3, File No. 333-199579 filed on October 23, 2014).
10.1#	JTH Holding, Inc. 2011 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to Form S-1, File No. 333-176655 filed on February 3, 2012).
10.2#	JTH Tax, Inc. Stock Option Plan dated as of May 1, 1998 (incorporated by reference to Exhibit 10.2 to Form S-1, File No. 333-176655 filed on September 2, 2011).
10.3#	Form of Stock Option Agreement under Stock Option Plan (incorporated by reference to Exhibit 10.3 to Form S-1, File No. 333-176655 filed on September 2, 2011).
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

10.10
Waiver and Amendment to Revolving Credit and Term Loan Agreement dated as of December 19, 2012 among JTH Holding, Inc., SunTrust Bank and other parties thereto (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on December 26, 2012).

10.11
Supplement and Joinder Agreement dated as of December 28, 2012 among JTH Holding, Inc., SunTrust Bank and other parties thereto (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on December 28, 2012).

10.12
Waiver to Revolving Credit and Term Loan Agreement dated March 8, 2013 among JTH Holding, Inc., SunTrust Bank as Administrative Agent and other parties thereto (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on March 12, 2013).

10.13
Waiver to Revolving Credit and Term Loan Agreement among Liberty Tax, Inc., SunTrust Bank as Administrative Agent and other parties thereto dated as of August 29, 2013 (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on August 29, 2013).

10.14
Second Amendment to Revolving Credit and Term Loan Agreement among Liberty Tax, Inc., SunTrust Bank and other parties thereto dated October 3, 2014 (incorporated by reference to Exhibit 10.2 to Form 8-K, File No. 001-35588 filed on October 6, 2014).

10.15
Third Amendment to Revolving Credit and Term Loan Agreement dated as of September 2, 2015 among Liberty Tax, Inc. SunTrust Bank and other parties thereto (incorporated by reference to Exhibit 10.1 to Form 10-Q, File No. 001-35588 filed on September 3, 2015).

Exhibit Number	Exhibit Description
10.16
Fourth Amendment to Revolving Credit and Term Loan Agreement dated as of August 18, 2016 among Liberty Tax, Inc., SunTrust Bank and other parties thereto (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on August 24, 2016).

10.17
Supplement and Joinder Agreement among Liberty Tax, Inc., SunTrust Bank and other parties thereto dated October 3, 2014 (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on October 6, 2014).

10.18	Form of Franchise Agreement for United States Franchisees (incorporated by reference to Exhibit 10.17 to Form 10-K, File No. 001-35588 filed on July 1, 2015).
10.19	Form of Area Developer Agreement for United States Area Developers (incorporated by reference to Exhibit 10.18 to Form 10-K, File No. 001-35588 filed on July 1, 2015).
10.20#	Second Amended and Restated Employment Agreement for John T. Hewitt dated July 1, 2016 (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on July 8, 2016).
10.21#	Employment Agreement for Edward L. Brunot dated April 30, 2017 (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on May 25, 2017).
10.22#
Retention Bonus and Restricted Stock Unit Agreement via 2011 Equity and Cash Incentive Plan for Kathleen Donovan dated September 6, 2017 (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on September 6, 2017).

10.23#
Retention Bonus and Restricted Stock Unit Agreement via 2011 Equity and Cash Incentive Plan for Vanessa Szajnoga dated September 6, 2017 (incorporated by reference to Exhibit 10.2 to Form 8-K File No. 001-35588 filed on September 6, 2017).

10.24#
Retention Bonus and Restricted Stock Unit Agreement via 2011 Equity and Cash Incentive Plan for Richard Artese dated September 6, 2017 (incorporated by reference to Exhibit 10.3 to Form 8-K, File No. 001-35588 filed on September 6, 2017).

10.25#	Employment Agreement for Nicholas Bates dated December 12, 2017 (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on December 14, 2017).
10.26#	Employment Agreement for Vanessa M. Szajnoga dated December 12, 2017 (incorporated by reference to Exhibit 10.2 to Form 8-K, File No. 001-35588 filed on December 14, 2017).
10.27#	Employment Agreement for Richard Artese dated December 12, 2017 (incorporated by reference to Exhibit 10.3 to Form 8-K, File No. 001-35588 filed on December 14, 2017).
10.28#	Independent Contractor Consultant Agreement for Kathleen E. Donovan dated December 12, 2017 (incorporated by reference to Exhibit 10.4 to Form 8-K, File No. 001-35588 filed on December 14, 2017).
10.29#	Release Agreement for Kathleen E. Donovan dated December 12, 2017 (incorporated by reference to Exhibit 10.5 to Form 8-K, File No. 001-35588 filed on December 14, 2017).
10.30#	Employment Agreement for Nicole Ossenfort dated June 1, 2018 (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on June 6, 2018).
10.31#	Employment Agreement for Shaun York dated June 1, 2018 (incorporated by reference to Exhibit 10.2 to Form 8-K, File No. 001-35588 filed on June 6, 2018).
10.32#	Employment Agreement for Ryan Dodson dated June 1, 2018 (incorporated by reference to Exhibit 10.3 to Form 8-K, File No. 001-35588 filed on June 6, 2018).
10.33#	Employment Agreement for Michael S. Piper dated June 15, 2018 (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on June 18, 2018).
10.34#
Consent Sixth Amendment to Revolving Credit and Term Loan Agreement dated as of July 18, 2018 among Liberty Tax, Inc. SunTrust Bank and other parties thereto (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on July 24, 2018).

21.1*	Subsidiaries of Liberty Tax, Inc.
23.1*	Consent of Cherry Bekaert LLP
23.2*	Consent of KPMG LLP
24.1*	Power of Attorney (included on signature page)
31.1**	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
99.1	Information Statement on Schedule 14f-1 (incorporated by reference to Information Statement on Schedule 14f-1, File No. 005-87322, filed on August 24, 2018).

Exhibit Number	Exhibit Description
101
The following materials from the Registrant's Annual Report on Form 10-K for the year ended April 30, 2018, are formatted in XBRL (eXtensible Business Reporting Language):(i) Consolidated Balance Sheets at April 30, 2018 and 2017, (ii) Consolidated Statements of Income for the years ended April 30, 2018, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the years ended April 30, 2018, 2017 and 2016, (iv) Consolidated Statement of Stockholders' Equity for the years ended April 30, 2018, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the years ended April 30, 2018, 2017 and 2016, and (vi) Notes to Audited Consolidated Financial Statements.

*    Filed herewith.
**    Furnished herewith.
#    Indicates management contract or compensatory plan

Item 16.    Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY TAX, INC. (Registrant)
Date: October 5, 2018	By:	/s/ NICOLE OSSENFORT
Nicole Ossenfort President and Chief Executive Officer (Principal Executive Officer)
Date: October 5, 2018	By:	/s/ MICHAEL S. PIPER
Michael S. Piper Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS that each of the undersigned whose signature appears below constitutes and appoints Nicole Ossenfort and Michael S. Piper, her and his true and lawful attorneys-in-fact, with full power of substitution and resubstitution for her and on her behalf, and in her name, place, and stead, in any and all capacities to execute and sign any and all amendments to this Annual Report on Form 10-K and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof and the registrant hereby confers like authority on its behalf.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 5, 2018	By:	/s/ NICOLE OSSENFORT
Nicole Ossenfort President and Chief Executive Officer (Principal Executive Officer)
Date: October 5, 2018	By:	/s/ MICHAEL S. PIPER
Michael S. Piper Chief Financial Officer (Principal Financial and Accounting Officer)
Date: October 5, 2018	By:	/s/ ANDREW M. LAURENCE
Andrew M. Laurence Chairman of the Board
Date: October 5, 2018	By:	/s/ MATTHEW AVRIL
Matthew Avril Director
Date: October 5, 2018	By:	/s/ PATRICK A. COZZA
Patrick A. Cozza Director

Date: October 5, 2018	By:	/s/ THOMAS HERSKOVITS
Thomas Herskovits Director
Date: October 5, 2018	By:	/s/ BRIAN R. KAHN
Brian R. Kahn Director
Date: October 5, 2018	By:	/s/ LAWRENCE MILLER
Lawrence Miller Director
Date: October 5, 2018	By:	/s/ G. WILLIAM MINNER, JR.
G. William Minner, Jr. Director
Date: October 5, 2018		/s/ BRYANT R. RILEY
Bryant R. Riley Director
Date: October 5, 2018	By:	/s/ KENNETH M. YOUNG
Kenneth M. Young Director

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Financial Statements
As of April 30, 2018 and 2017 and for the fiscal years ended April 30, 2018, 2017, and 2016
(With Reports of Independent Registered Public Accounting Firms Thereon)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Stockholders of Liberty Tax, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Liberty Tax, Inc. and Subsidiaries (the Company) as of April 30, 2018, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of April 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO), and our report dated October 5, 2018, expressed an adverse opinion.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ CHERRY BEKAERT LLP
We have served as the Company's auditor since 2018.
Virginia Beach, Virginia
October 5, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Stockholders of Liberty Tax, Inc.:
Adverse Opinion on Internal Control over Financial Reporting
We have audited Liberty Tax, Inc. and Subsidiaries (the Company’s) internal control over financial reporting as of April 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of April 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. The control environment, risk assessment, control activities, information and communication, and monitoring controls were not effective. “Tone at the top” issues contributed to an ineffective control environment. The deficiencies aggregating to this material weakness are set forth below.

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

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report dated October 5, 2018, on those consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet and the related statements of income, comprehensive income, stockholders’ equity, and cash flows of the Company, and our report dated October 5, 2018, expressed an unqualified opinion.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report of Internal

Control over Financial Reporting included in Item 9A - Controls and Procedures in the Company’s 2018 Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Disclaimer on Additional Information in Management’s Report
We do not express an opinion or any other form of assurance on management’s statements, included in the accompanying Management’s Report on Internal Control over Financial Reporting, referring to corrective actions taken after April 30, 2018, relative to the aforementioned material weakness in internal control over financial reporting.

/s/ CHERRY BEKAERT LLP
We have served as the Company's auditor since 2018.
Virginia Beach, Virginia
October 5, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Liberty Tax, Inc.:
We have audited the accompanying consolidated balance sheet of Liberty Tax, Inc. and subsidiaries (the Company) as of April 30, 2017, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the two‑year period ended April 30, 2017. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberty Tax, Inc. and subsidiaries as of April 30, 2017, and the results of their operations and their cash flows for each of the years in the two‑year period ended April 30, 2017, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Norfolk, Virginia
October 5, 2018

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of April 30, 2018 and 2017
(In thousands, except share data)

	2018	2017
Assets
Current assets:
Cash and cash equivalents	$18,522	$16,427
Receivables:
Accounts receivable	52,517	54,723
Notes receivable - current	24,295	27,845
Interest receivable, net of uncollectible amounts	1,526	1,967
Allowance for doubtful accounts - current	(11,522)	(10,052)
Total current receivables, net	66,816	74,483
Assets held for sale	8,941	11,989
Deferred income tax asset	—	6,956
Other current assets	5,429	5,812
Total current assets	99,708	115,667
Property, equipment, and software, net	38,636	39,789
Notes receivable - non-current	6,554	18,213
Allowance for doubtful accounts - non-current	(965)	(1,968)
Total non-current notes receivables, net	5,589	16,245
Goodwill	8,640	8,576
Other intangible assets, net	22,837	21,224
Deferred income taxes	343	—
Other assets	2,250	2,767
Total assets	$178,003	$204,268
Liabilities and Stockholders' Equity
Current liabilities:
Current installments of long-term obligations	$18,113	$7,738
Accounts payable and accrued expenses	14,521	12,953
Due to Area Developers (ADs)	17,906	23,143
Income taxes payable	4,511	6,442
Deferred revenue - current	2,021	2,892
Total current liabilities	57,072	53,168
Long-term obligations, excluding current installments, net	2,270	18,461
Deferred revenue and other - non-current	4,692	5,817
Deferred income tax liability	1,397	10,367
Long-term income taxes payable	1,070	—
Total liabilities	66,501	87,813
Commitments and contingencies
Stockholders' equity:
Special voting preferred stock, $0.01 par value per share, 10 shares authorized, issued, and outstanding	—	—
Class A common stock, $0.01 par value per share, 21,200,000 shares authorized, 12,823,020 and 12,682,550 shares issued and outstanding at April 30, 2018 and 2017, respectively	128	127
Class B common stock, $0.01 par value per share, 1,000,000 shares authorized, 200,000 and 200,000 shares issued and outstanding at April 30, 2018 and 2017, respectively	2	2
Exchangeable shares, $0.01 par value, 1,000,000 shares authorized, issued and outstanding	10	10
Additional paid-in capital	11,570	8,371
Accumulated other comprehensive loss, net of taxes	(1,347)	(2,084)
Retained earnings	101,139	110,029
Total stockholders' equity	111,502	116,455
Total liabilities and stockholders' equity	$178,003	$204,268

See accompanying notes to consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years ended April 30, 2018, 2017, and 2016
(In thousands, except per share data)

	2018	2017	2016
Revenues:
Franchise fees	$1,793	$2,659	$5,038
Area Developer fees	2,751	4,177	6,008
Royalties and advertising fees	68,559	74,291	80,274
Financial products	47,225	51,829	45,327
Interest income	9,895	12,955	13,578
Assisted tax preparation fees, net of discounts	26,645	21,600	15,775
Electronic Filing Fee	10,772	—	—
Other revenue	7,232	6,474	7,429
Total revenues	174,872	173,985	173,429
Operating expenses:
Employee compensation and benefits	50,003	44,615	42,882
Selling, general, and administrative expenses	69,012	58,159	43,927
Area Developer expense	16,564	22,461	27,686
Advertising expense	12,326	11,073	16,420
Depreciation, amortization, and impairment charges	14,416	14,356	10,026
Restructuring expense	4,952	—	—
Total operating expenses	167,273	150,664	140,941
Income from operations	7,599	23,321	32,488
Other income (expense):
Foreign currency transaction gain (loss)	63	(47)	29
Gain on sale of available-for-sale securities	—	50	—
Interest expense	(3,181)	(2,557)	(2,039)
Income before income taxes	4,481	20,767	30,478
Income tax expense	4,346	7,754	11,058
Net income	135	13,013	19,420
Less: Net income attributable to participating securities	(10)	(936)	(1,406)
Net income attributable to Class A and Class B common stockholders	$125	$12,077	$18,014

Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.01	$0.94	$1.41
Diluted	0.01	0.94	1.38

Weighted-average shares used to compute net income per share attributable to Class A and Class B common stockholders:
Basic	12,928,762	12,895,561	12,814,774
Diluted	13,977,748	13,916,908	14,024,671

Cash dividends declared per share of common stock and common stock equivalents	$0.64	$0.64	$0.64

See accompanying notes to consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended April 30, 2018, 2017, and 2016
(In thousands)

	2018	2017	2016
Net income	$135	$13,013	$19,420
Unrealized gain (loss) on available-for-sale securities, net of taxes of $0, $345, and $326, respectively	—	580	(550)
Reclassified loss on sale of available-for-sale securities included in income, net of taxes of $0, $20, and $0, respectively	—	(30)	—
Foreign currency translation adjustment	679	(911)	(451)
Unrealized gain (loss) on interest rate swap agreement, net of taxes of $22, $16, and $0, respectively	58	(25)	—
Comprehensive income	$872	$12,627	$18,419

See accompanying notes to consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
Year ended April 30, 2018
(In thousands)

	Class A		Class B		Special voting preferred stock
	Common stock		Common stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at May 1, 2017	12,683	$127	200	$2	—	$—
Exercise of stock options	9	—	—	—	—	—
Vesting of restricted stock	131	1	—	—	—	—
Balance at April 30, 2018	12,823	$128	200	$2	—	$—

	Exchangeable shares		Additional paid-in capital	Accumulated other comprehensive loss, net	Retained earnings
	Shares	Amount				Total
Balance at May 1, 2017	1,000	$10	$8,371	$(2,084)	$110,029	$116,455
Exercise of stock options	—	—	95	—	—	95
Repurchase of common stock	—	—	(576)	—	—	(575)
Stock-based compensation expense	—	—	3,680	—	—	3,680
Net income	—	—	—	—	135	135
Cash dividends ($0.64 per share)	—	—	—	—	(9,025)	(9,025)
Foreign currency translation adjustment	—	—	—	679	—	679
Unrealized gain on interest rate swap agreement, net of taxes	—	—	—	58	—	58
Balance at April 30, 2018	1,000	$10	$11,570	$(1,347)	$101,139	$111,502

See accompanying notes to consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
Year ended April 30, 2017
(In thousands)

	Class A		Class B		Special voting preferred stock
	Common stock		Common stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at May 1, 2016	11,993	$120	900	$9	—	$—
Shares issued	6	—	—	—	—	—
Repurchase of common stock	(33)	—	—	—	—	—
Vesting of restricted stock	17	—	—	—	—	—
Converted Class B shares to Class A shares	700	7	(700)	(7)	—	—
Balance at April 30, 2017	12,683	$127	200	$2	—	$—

	Exchangeable shares			Additional paid-in capital	Accumulated other comprehensive loss, net	Retained earnings
	Shares		Amount				Total
Balance at May 1, 2016	1,000		$10	$7,153	$(1,698)	$105,907	$111,501
Exercise of stock options	—		—	—	—	—	—
Repurchase of common stock	—		—	(420)	—	—	(420)
Stock-based compensation expense	—		—	2,016	—	—	2,016
Tax impact of stock option activity	—		—	(378)	—	—	(378)
Net income	—		—	—	—	13,013	13,013
Cash dividends ($0.64 per share)	—		—	—	—	(8,891)	(8,891)
Foreign currency translation adjustment	—		—	—	(911)	—	(911)
Unrealized gain on available-for-sale securities, net of taxes	—		—	—	580	—	580
Reclassified loss on sale of available-for-sale securities included in income, net of taxes	—		—	—	(30)		(30)
Unrealized loss on interest rate swap agreement, net of taxes	—	—	—	—	(25)		(25)
Balance at April 30, 2017	1,000		$10	$8,371	$(2,084)	$110,029	$116,455

See accompanying notes to consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
Year ended April 30, 2016
(In thousands)

	Class A		Class B		Special voting preferred stock
	Common stock		Common stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at May 1, 2015	11,905	$119	900	$9	—	$—
Exercise of stock options	155	2	—	—	—	—
Shares issued	2	—	—	—	—	—
Repurchase of common stock	(82)	(1)	—	—	—	—
Vesting of restricted stock	13	—	—	—	—	—
Balance at April 30, 2016	11,993	$120	900	$9	—	$—

	Exchangeable shares		Additional paid-in capital	Accumulated other comprehensive loss, net	Retained earnings
	Shares	Amount				Total
Balance at May 1, 2015	1,000	$10	$4,082	$(697)	$95,339	$98,862
Exercise of stock options	—	—	2,284	—	—	2,286
Repurchase of common stock	—	—	(1,976)	—	—	(1,977)
Stock-based compensation expense	—	—	1,863	—	—	1,863
Tax impact of stock option activity	—	—	900	—	—	900
Net income	—	—	—	—	19,420	19,420
Cash dividends ($0.64 per share)	—	—	—	—	(8,852)	(8,852)
Foreign currency translation adjustment	—	—	—	(451)	—	(451)
Unrealized loss on available-for-sale securities, net of taxes	—	—	—	(550)	—	(550)
Balance at April 30, 2016	1,000	$10	$7,153	$(1,698)	$105,907	$111,501

See accompanying notes to consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended April 30, 2018, 2017, and 2016
(In thousands)

	2018	2017	2016
Cash flows from operating activities:
Net income	$135	$13,013	$19,420
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	12,396	10,378	7,282
Depreciation and amortization	11,454	8,325	6,872
Amortization of deferred financing costs	155	526	477
Impairment of goodwill and other assets	2,962	6,031	3,154
Other (gain) loss including sale of property, equipment, and software	5,261	(387)	14
Stock-based compensation expense related to equity classified awards	3,680	2,016	1,863
Gain on bargain purchases and sales of Company-owned offices	(2,401)	(1,100)	(855)
Gain on sale of available-for-sale securities	—	(50)	—
Equity in (gain) loss of affiliate	(71)	(11)	73
Deferred tax expense (benefit)	(2,369)	129	7,384
Changes in:
Accounts, notes, and interest receivable and deferred revenue	(3,360)	(10,437)	(14,228)
Prepaid expenses and other assets	553	125	210
Accounts payable and accrued expenses	1,494	556	(6,238)
Due to ADs	(1,446)	845	2,631
Income taxes payable (receivable)	(798)	2,487	1,758
Net cash provided by operating activities	27,645	32,446	29,817
Cash flows from investing activities:
Issuance of operating loans to franchisees and ADs	(73,796)	(94,133)	(101,552)
Payments received on operating loans to franchisees and ADs	72,647	89,562	89,786
Purchases of Company-owned offices, AD rights, and acquired customer lists	(2,926)	(10,049)	(4,787)
Proceeds from sale of Company-owned offices and AD rights	451	1,339	2,934
Purchase of available-for-sale securities	—	—	(4,999)
Proceeds from sale of available-for-sale securities	—	5,049	—
Purchases of property, equipment, and software	(5,388)	(5,022)	(10,692)
Net cash used in investing activities	(9,012)	(13,254)	(29,310)
Cash flows from financing activities:
Proceeds from the exercise of stock options	95	—	2,286
Repurchase of common stock and tax impact of stock compensation	1	(420)	(1,977)
Dividends paid	(8,922)	(8,891)	(8,852)
Repayment of other long term-obligations	(7,432)	(1,541)	(2,429)
Repayment of mortgages and term loan	—	(3,740)	(1,742)
Borrowings under revolving credit facility	178,251	151,400	166,232
Repayments under revolving credit facility	(178,251)	(151,400)	(166,232)
Proceeds from mortgage debt	—	2,200	—
Payment for debt issue costs	—	(35)	—
Tax impact of stock option activity	—	60	900
Cash paid for taxes on exercises/vesting of stock-based compensation	(576)	—	—
Net cash used in financing activities	(16,834)	(12,367)	(11,814)
Effect of exchange rate changes on cash, net	296	(304)	(174)
Net increase (decrease) in cash and cash equivalents	2,095	6,521	(11,481)
Cash and cash equivalents at beginning of year	16,427	9,906	21,387
Cash and cash equivalents at end of year	$18,522	$16,427	$9,906

See accompanying notes to consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
Years ended April 30, 2018, 2017, and 2016
(In thousands)

	2018	2017	2016
Cash paid for interest, net of capitalized interest of $443, $235, and $325	$3,383	$2,187	$1,628
Cash paid for taxes, net of refunds	7,393	5,058	1,025
Accrued capitalized software costs included in accounts payable	—	55	407
During the years ended April 30, 2018, 2017, and 2016, the Company acquired certain assets from franchisees, ADs, and third parties as follows:
Fair value of assets purchased	$12,428	$29,732	$19,726
Receivables applied, net of amounts written-off, due ADs and related deferred revenue	(6,229)	(10,465)	(12,050)
Bargain purchase gains	(1,350)	(809)	(552)
Long-term obligations and accounts payable issued	(1,923)	(8,409)	(2,337)
Cash paid to franchisees, ADs, and third parties	$2,926	$10,049	$4,787
During the years ended April 30, 2018, 2017, and 2016, the Company sold certain assets to franchisees and ADs as follows:
Book value of assets sold	$1,127	$7,555	$9,585
Gain (loss) on sale - gain (loss) recognized	88	(107)	(131)
Gain on sale - revenue deferred	18	618	1,688
Notes received	(782)	(6,727)	(8,208)
Cash received from franchisees and ADs	$451	$1,339	$2,934

See accompanying notes to consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2018 and 2017

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
The audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP"). In the opinion of management, all adjustments necessary for a fair presentation of such financial statements in accordance with GAAP have been recorded.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2018 and 2017

Office Count
The following table shows the U.S. office activity, the number of processing centers and Canadian offices, and a breakdown of Company-owned and franchised offices for the 2018, 2017, and 2016 tax seasons.

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
SiempreTax+, operated 77 offices during the 2018 tax season compared to 159 during the 2017 season and 144 in the 2016 season. These offices consist of second offices opened by current franchisees in territories they already owned, conversions of existing Liberty Tax offices, and offices opened in new territories.
Territory Sales
The Company sold 61, 73, and 184 new territories during fiscal 2018, 2017 and 2016, respectively. New territories include territories sold to new franchisees and additional territories sold to existing franchisees.
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
April 30, 2018 and 2017

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
Concentrations of Credit Risk - Financial instruments that could potentially subject the Company to concentrations of credit risk consist of accounts and notes receivable with its franchisees. The Company manages such risk by evaluating the financial position and value of the franchisees as well as obtaining the personal guarantee of the individual franchisees. At April 30, 2018 and 2017, there were no significant concentrations of credit risk associated with any individual franchisee or group of franchisees.
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
Available-for-sale Securities - From time to time, the Company purchases corporate equity securities that are classified as available-for-sale; changes in fair value of such securities are recognized, net of tax, in accumulated other comprehensive loss in the stockholders' equity section of the balance sheet. Cash flows for the purchase and sale of these investments are classified as investing activities.
Assets Held for Sale - Assets held for sale consist of Company-owned offices that the Company intends to sell to a new or existing franchisee within one year. Assets held for sale are recorded at the lower of the carrying value or the estimated sales price, less costs to sell, and are evaluated for impairment at least annually. If in the opinion of management, the Company will not be able to sell such offices, within two years from their acquisition dates, the carrying amount is reclassified to held for use and a cumulative adjustment is recorded to depreciation and amortization expense.
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
Goodwill - Goodwill represents the excess of costs over fair value of assets of businesses acquired. The reporting unit for the acquisition of assets from various franchisees is considered to be the franchise territory, and these assets are operated as Company-owned offices. Goodwill is not amortized, but instead tested for impairment at least annually. Goodwill is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. The Company performed its annual impairment testing as of April 30, 2018.
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
AD rights have historically been granted for a term of ten years. The Company changed the term of new AD contracts to six years in fiscal 2015. AD fees are recognized as revenue on a straight-line basis over the initial contract term of each AD

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2018 and 2017

agreement with the cumulative amount of revenue recognized not to exceed the amount of cash received. Amounts due to ADs for their services under an AD agreement are expensed as the related franchise fees and royalty revenues are recognized.
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
Derivative Instruments and Hedging Activities - The Company recognizes all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values. For derivatives designated in hedging relationships, changes in fair value are either offset through earnings against the change in fair value of the hedged item attributable to the risk being hedged or recognized in accumulated other comprehensive loss to the extent the derivative is effective at offsetting the changes in cash flows being hedged until the hedged item affects earnings.
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
In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value in earnings. When it is no longer probable that a forecasted transaction will occur, the Company discontinues hedge accounting and recognizes immediately in earnings gains and losses that were accumulated in other comprehensive loss related to the hedging relationship.
Please see "Note 8 - Derivative Instruments and Hedging Activities" for a description of the cash flow hedge the Company entered into during fiscal 2017.
Deferred Income Taxes - In December 2017, the U.S. enacted the Tax Cuts & Jobs Act, which made significant changes to U.S. federal income tax law, including a reduction of the statutory federal corporate income tax rate from 35.0% to 21.0% and changes or limitations to certain deductions. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities, which are shown on our consolidated balance sheets, are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2018 and 2017

elected to classify interest charged on a tax settlement in interest expense, and accrued penalties, if any, in selling, general, and administrative expenses.
The determination of the Company's provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items.  The Company records unrecognized tax benefit liabilities for known or anticipated tax issues based on an analysis of whether, and the extent to which, additional taxes will be due.
Intangible Assets and Asset Impairment - Amortization of intangible assets is calculated using the straight-line method over the estimated useful lives of the assets, generally from two to ten years. Long-lived assets, such as property, equipment, and software, and other purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. Recognition and measurement of a potential impairment is performed for these assets at the lowest level where cash flows are individually identifiable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. Assets expected to be sold within one year are no longer depreciated or amortized. These assets are classified as held-for-sale and are presented separately in the appropriate section of the consolidated balance sheets at the lower of their carrying amount or fair value less estimated cost to sell.
Comprehensive Income - Comprehensive income consists of net income, foreign currency translation adjustments, reclassified gain on sale of available-for-sale securities, net of taxes, and the unrealized gains or losses on equity securities available for sale and derivatives determined to be cash flow hedges, net of taxes.
Advertising Expenses - Advertising costs, which consists primarily of direct mail, radio, print media and online advertisements intended to attract new franchisees and customers, are expensed in the period incurred.
Office Closing Costs - Closed office liabilities are provided on the basis of the present value of estimated remaining non-cancellable lease payments, net of estimated subtenant income. The Company estimates the net lease liability using a discount rate to calculate the present value of the remaining net rent payments on closed offices. Closed office lease liabilities are paid over the lease terms associated with the closed offices, which generally have remaining terms ranging from one to seven years.
Stock-Based Compensation - The Company records the cost of its employee stock-based compensation as compensation expense in its consolidated statements of income. Compensation costs related to stock options are based on the grant-date fair value of awards using the Black-Scholes-Merton option pricing model and considering forfeitures. Compensation costs related to restricted stock units are based on the grant-date fair value and are amortized on a straight-line basis over the vesting period. For liability classified awards the Company records costs based on the fair value at the reporting date. The Company recognizes compensation costs for an equity-classified award that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award; changes in the fair value of liability-classified awards are recognized as they occur. The Company reflects the excess tax benefits related to stock option exercises as additional paid-in capital on its consolidated balance sheets and as financing cash flows on its consolidated statements of cash flows.
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

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2018 and 2017

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
April 30, 2018 and 2017

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
Segment Reporting
Management has identified two operating segments, U.S. operations and Canadian operations. Although there are two operating segments, each segment is engaged in providing tax return preparation and related services and products. These two operating segments, which have similar gross margin and sales trends, have been aggregated into a single reporting segment because both segments are similar in the nature of services offered, production process, type of customer, the distribution methods, and the regulatory environment in which they operate. Canadian operations contributed $8.1 million, $7.0 million, and $7.0 million in revenues for the years ended April 30, 2018, 2017, and 2016, respectively.

(2) Notes and Accounts Receivable
The Company provides select financing to franchisees and ADs for the purchase of franchises, areas and Company-owned offices, and operating loans for working capital and equipment needs. The franchise-related notes generally are payable over five years and the operating loans generally are due within one year. Most notes bear interest at 12%.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2018 and 2017

Notes and interest receivable, net of unrecognized revenue, as of April 30, 2018 and 2017 are presented in the consolidated balance sheets as follows:

	2018	2017
	(In thousands)
Notes receivable - current	$24,295	$27,845
Notes receivable - non-current	6,554	18,213
Interest receivable, net of uncollectible amounts	1,526	1,967
Total notes and interest receivable, net of unrecognized revenue	$32,375	$48,025
Most of the notes receivable are due from the Company's franchisees and ADs and are collateralized by the underlying franchise and, when the franchise or AD is an entity, are guaranteed by the owners of the respective entity. The debtors' ability to repay the notes is dependent upon both the performance of the tax preparation industry as a whole and the individual franchisees' or ADs' areas.
The table above does not include unrecognized revenue. Unrecognized revenue relates to the financed portion of franchise fees and AD fees and, in the case of sales of Company-owned offices, the financed portion of gains related to these sales in each case where revenue has not yet been recognized. For franchise fees and gains related to the sale of Company-owned offices, revenue is recorded as note payments are received by the Company. Payments on AD fee notes receivable generate a corresponding increase in deferred revenue, which is amortized into revenue over the life of the AD contract. In fiscal 2015 the Company changed the term of new AD contracts to six years from ten years and the revenue for these contracts will be recognized over that period, subject to the receipt of cash. Unrecognized revenue was $12.5 million and $29.4 million at April 30, 2018 and 2017, respectively.
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
Activity in the allowance for doubtful accounts for the years ended April 30, 2018, 2017, and 2016 was as follows.

	2018	2017	2016
	(In thousands)
Balance at beginning of year	$12,020	$8,850	$7,355
Provision for doubtful accounts	12,396	10,378	7,282
Write-offs	(12,024)	(7,119)	(5,737)
Foreign currency adjustment	95	(89)	(50)
Balance at end of year	$12,487	$12,020	$8,850
Management considers specific accounts and notes receivable to be impaired if the net amounts due exceed the fair value of the underlying franchise at the time of the annual valuation and estimates an allowance for doubtful accounts based on that excess. In establishing the fair value of the underlying franchise, management considers a variety of factors including recent sales of Company-owned stores, recent sales between franchisees, net fees of open offices earned during the most recently completed tax season, and the number of unopened offices. While not specifically identifiable as of the balance sheet date, the Company's experience also indicates that a portion of other accounts and notes receivable are also impaired, because management does not expect to collect all principal and interest due under the current contractual terms. Net amounts due include contractually obligated accounts and notes receivable plus accrued interest, net of unrecognized revenue, reduced by the allowance for uncollected interest, amounts due to ADs, related deferred revenue, and amounts owed to the franchisee by the Company.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2018 and 2017

The allowance for doubtful accounts at April 30, 2018 and 2017 was allocated as follows.

	2018	2017
	(In thousands)
Impaired:
Accounts receivable	$13,891	$11,396
Notes and interest receivable, net of unrecognized revenue	11,654	14,646
Less amounts due to ADs and franchisees	(1,907)	(1,834)
Amounts receivable less amounts due to ADs and franchisees	$23,638	$24,208

Allowance for doubtful accounts for impaired accounts and notes receivable	$10,322	$9,542

Non-impaired:
Accounts receivable	$38,626	$43,327
Notes and interest receivable, net of unrecognized revenue	20,721	33,379
Less amounts due to ADs and franchisees	(11,722)	(23,119)
Amounts receivable less amounts due to ADs and franchisees	$47,625	$53,587

Allowance for doubtful accounts for non-impaired accounts and notes receivable	$2,165	$2,478

Total:
Accounts receivable	$52,517	$54,723
Notes and interest receivable, net of unrecognized revenue	32,375	48,025
Less amounts due to ADs and franchisees	(13,629)	(24,953)
Amounts receivable less amounts due to ADs and franchisees	$71,263	$77,795

Total allowance for doubtful accounts	$12,487	$12,020
The Company's average investment in impaired notes receivable during the fiscal years ended April 30, 2018, 2017, and 2016 was $13.2 million, $11.3 million, and $9.0 million, respectively. Interest income recognized related to performing impaired notes was $5.7 million, $1.2 million, and $0.9 million for the fiscal years ended April 30, 2018, 2017, and 2016, respectively.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2018 and 2017

Analysis of Past Due Receivables
The breakdown of accounts and notes receivable past due at April 30, 2018 and 2017 was as follows.

	2018
	Past due	Current	Interest receivable, net	Total receivables
	(In thousands)
Accounts receivable	$24,477	$28,040	$—	$52,517
Notes and interest receivable, net	13,647	17,202	1,526	32,375
Total accounts, notes, and interest receivable, net	$38,124	$45,242	$1,526	$84,892

	2017
	Past due	Current	Interest receivable, net	Total receivables
	(In thousands)
Accounts receivable	$28,892	$25,831	$—	$54,723
Notes and interest receivable, net	7,034	39,024	1,967	48,025
Total accounts, notes, and interest receivable, net	$35,926	$64,855	$1,967	$102,748
Accounts receivable are considered to be past due if unpaid 30 days after billing and notes receivable are considered past due if unpaid 90 days after due date. If it is determined the likelihood of collecting substantially all of the note and accrued interest is not probable the notes are put on non-accrual status. The Company's investment in notes receivable on nonaccrual status at April 30, 2018 and 2017 was $13.6 million and $7.0 million, respectively. Payments received on notes in nonaccrual status are applied to the principal note balance until the note is current and then to interest income. Nonaccrual notes that are paid current are moved back into accrual status during the next annual review.

(3) Restructuring Expense
In 2018, the Company began restructuring initiatives involving a review of Company-owned stores and service providers to improve the Company's overall long-term profitability. The Company incurred approximately $5.0 million of expenses in fiscal 2018 related to these initiatives. The expenses incurred are presented in the Restructuring expense line item in the accompanying consolidated statements of income. The composition of the restructuring expenses incurred for fiscal 2018 were as follows (in thousands):

Expense	Cash	Accrued Expenses	Non-cash	Total Expense
Contract termination costs - maintenance	$715	$1,359	$—	$2,074
Contract termination costs - impairment	—	—	549	549
Property and intangible impairments and exit costs	254	—	1,866	2,120
Employee termination costs	209	—	—	209
Other	—	—	—	—
Total	$1,178	$1,359	$2,415	$4,952

The Company has incurred additional expenses and charges in fiscal 2019 comprised of expenses related to lease obligations and non-cash charges associated with intangible write-downs. The restructuring initiatives are expected to be completed by October 2018.

The accrued restructuring expenses of $1.4 million are related to maintenance contract termination costs. $0.7 million is included in "Accounts payable and accrued expenses" and $0.7 million is included in "Deferred revenue and other - non-current" lines in the accompanying consolidated balance sheets.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2018 and 2017

(4) Property, Equipment, and Software, Net
Property, equipment, and software at April 30, 2018 and 2017 was as follows:

	2018	2017
	(In thousands)
Land and land improvements	$1,464	$1,464
Buildings and building improvements	8,142	7,964
Leasehold improvements	124	132
Furniture, fixtures, and equipment	6,171	5,788
Software	54,274	50,413
Property, equipment, and software, gross	70,175	65,761
Less accumulated depreciation and amortization	31,539	25,972
Property, equipment, and software, net	$38,636	$39,789

The software included above includes both internally developed software and purchased software. Included in software are $0.1 million and $20.2 million of assets that had not been placed into service at April 30, 2018 and 2017, respectively.
Total depreciation and amortization expense on property, equipment, and software was $5.6 million, $4.2 million, and $4.7 million for the years ended April 30, 2018, 2017, and 2016, respectively.
The Company is obligated under various operating leases for office space that expire at various dates. At April 30, 2018, future minimum lease payments under non-cancelable operating leases with initial or remaining lease terms in excess of one year, together with amounts due from franchisees under subleases, were as follows:

	Lease payments	Sublease receipts
	(In thousands)
Year ending April 30:
2019	$6,208	$3,009
2020	3,860	2,007
2021	1,702	926
2022	661	505
2023	214	114
Thereafter	81	—
Total minimum lease payments	$12,726	$6,561
Total rent expense for operating leases, net of subleases, was $8.4 million, $7.7 million, and $4.7 million for the years ended April 30, 2018, 2017, and 2016, respectively.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2018 and 2017

(5) Goodwill and Intangible Assets
Changes in the carrying amount of goodwill for the years ended April 30, 2018 and 2017 were as follows:

	2018	2017
	(In thousands)
Balance at beginning of year	$8,576	$4,228
Acquisitions of assets from franchisees and third parties	1,846	3,649
Disposals and foreign currency changes, net	(641)	(226)
Impairments	(109)	(184)
Purchase price reallocation	(1,032)	1,109
Balance at end of year	$8,640	$8,576
The Company performed its annual impairment review of goodwill and recorded impairment of $0.1 million and $0.2 million for the years ended April 30, 2018 and 2017, respectively.
The impairment recorded above was determined using the fair value of the underlying franchise, and where appropriate a discounted cash flow model, and is included in the depreciation, amortization and impairment charges in the accompanying consolidated statements of income.
Components of amortizable intangible assets as of April 30, 2018 and 2017 were as follows:

	April 30, 2018
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Customer lists acquired from unrelated third parties	5 years	$3,187	$(1,555)	$1,632
Tradenames	3 years	431	(172)	259
Non-compete agreements	2 years	241	(145)	96
Assets acquired from franchisees:
Customer lists	4 years	1,842	(1,427)	415
Reacquired rights	2 years	1,436	(1,393)	43
AD rights	9 years	30,907	(10,515)	20,392
Total intangible assets		$38,044	$(15,207)	$22,837

	April 30, 2017
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Customer lists acquired from unrelated third parties	4 years	$2,827	$(899)	$1,928
Assets acquired from franchisees:
Customer lists	4 years	1,189	(908)	281
Reacquired rights	2 years	935	(919)	16
AD rights	10 years	26,427	(7,428)	18,999
Total intangible assets		$31,378	$(10,154)	$21,224
For the years ended April 30, 2018 and 2017 the Company recorded intangible assets of less than $0.3 million, and $0.1 million, respectively, from acquisitions of various franchises and third parties. During fiscal 2018 and fiscal 2017, the majority of assets acquired in the U.S. were recorded as assets held for sale, while assets acquired in Canada were recorded as intangible assets. All franchise acquisitions were accounted for as business combinations.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2018 and 2017

The purchase price of assets acquired from franchisees and third parties and recorded as customer lists, reacquired rights, and goodwill and held for use during fiscal 2018 and 2017, was allocated as follows.

	2018	2017
	(In thousands)
Customer lists	$65	$13
Reacquired rights	52	11
Goodwill	119	25
Purchase price of assets acquired from franchisees, not held for sale	$236	$49
During the third and fourth quarters of fiscal 2017, the Company acquired the assets of six unrelated offices of smaller regional or local accounting firms for cash of $2.3 million and $2.7 million of contingent consideration of which $1.4 million is still owed and included in long-term obligations. These offices perform year-round accounting services. The following table summarizes the preliminary estimates of the fair values of the identifiable assets acquired and liabilities assumed as of the acquisition dates. The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed were subject to revisions, which resulted in adjustments to the values presented below. The changes are due to continued refinement of management's appraisals and estimates. In conjunction with the change in the preliminary estimate, the estimated life of customer lists was revised from four years to six years. We did not record an impairment related to the business in fiscal 2018.

	Previously Reported	As Revised
	4/30/2017	4/30/2018	Adjustments
	(In thousands)
Accounts receivable	$261	$261	$—
Property, equipment and software, net	55	55	—
Customer lists	1,120	1,480	360
Tradenames	—	431	431
Non-compete agreements	—	241	241
Goodwill	3,624	2,592	(1,032)
Total purchase price	$5,060	$5,060	$—

During the years ended April 30, 2018 and 2017, an impairment analysis was performed for amortizable intangible assets. Write-downs of assets acquired from franchisees relate to Company-owned offices that were subsequently closed and impairment of the fair value of existing assets of Company-owned offices. As a result, the carrying values of assets acquired from franchisees were reduced by less than $0.1 million for the fiscal years ended April 30, 2018, 2017, and 2016. These amounts were included in depreciation, amortization and impairment charges, in the accompanying consolidated statements of income. The Company estimated the fair value of assets associated with Company-owned offices based on various models.
For the years ended April 30, 2018, 2017, and 2016, amortization expense was $5.7 million, $4.1 million, and $2.3 million, respectively. Annual amortization expense for the next five years is estimated to be as follows (in thousands):

Year ending April 30:
2019	$4,269
2020	3,820
2021	3,572
2022	3,210
2023	2,629
Total estimated amortization expense	$17,500

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2018 and 2017

(6) Assets Held for Sale
During fiscal 2018, the Company acquired $7.1 million in assets from U.S. franchisees and third parties that were first accounted for as business combinations, comprised of customer lists and reacquired rights of $3.6 million and goodwill of $3.5 million which are recorded as assets held for sale. During fiscal 2017, the Company acquired $16.6 million in assets from U.S. franchisees and third parties that were first accounted for as business combinations, with the value allocated to customer lists and reacquired rights of $8.3 million and goodwill of $8.3 million prior to being recorded as assets held for sale. The Company intends to sell the majority of assets associated with Company-owned offices within one year. The acquired businesses are operated as Company-owned offices until a buyer is located and a new franchise agreement is entered into.
Changes in the carrying amounts of assets held for sale for the fiscal years ended April 30, 2018 and 2017 were as follows:

	2018	2017
	(In thousands)
Balance at beginning of year	$11,989	$9,886
Reacquired, acquired from third parties, and other	7,102	16,600
Sold or terminated	(3,394)	(7,994)
Impairment	(3,246)	(5,663)
Transferred to assets held for use	(3,510)	(2,428)
Transferred from property and equipment	—	1,588
Balance at end of year	$8,941	$11,989
During fiscal 2018, the Company reviewed assets held for sale for assets that were deemed unlikely to be sold in the next 12 months. Assets totaling $3.5 million, comprised of $1.0 million of customer lists, $0.8 million of reacquired rights and $1.7 million of goodwill, were identified and transferred to assets held for use. Amortization expense was recorded on a cumulative basis for customer lists and reacquired rights for $0.8 million and less than $0.1 million, respectively.
During fiscal 2017, the Company transferred a building it had previously been using and was classified as fixed assets to assets held for sale.

(7) Long-Term Obligations
The Company has an amended credit facility that consists of a term loan with original principal of $21.2 million and a revolving credit facility that currently allows borrowing of up to $193.8 million with an accordion feature that permits the Company to request an increase in availability of up to an additional $50.0 million. Outstanding borrowings accrue interest, which is paid monthly, at a rate of the one-month London Interbank Offered Rate ("LIBOR") plus a margin ranging from 1.50% to 2.25% depending on the Company's leverage ratio. At April 30, 2018 and 2017, the interest rate was 3.64% and 2.73%, respectively, and the average interest rate paid during the fiscal year ended April 30, 2018 was 3.11%. A commitment fee is paid monthly that varies from 0.25% to 0.50% depending on the Company's leverage ratio on the unused portion of the credit facility. The indebtedness is collateralized by substantially all the assets of the Company and both loans mature on April 30, 2019 (except as to the commitments of one smaller lender under the revolving credit facility, which matured on September 30, 2017).
The credit facility contains certain financial covenants that the Company must meet, including leverage and fixed-charge coverage ratios as well as minimum net worth requirements. In addition, the Company must reduce the outstanding balance under its revolving loan to zero for a period of at least 45 consecutive days each fiscal year. The Company's borrowing availability on the credit facility at April 30, 2018 was $173.4 million. At April 30, 2018 and 2017, the Company had no outstanding borrowings under its revolving credit facility. The Company was in compliance with the financial covenants of its credit facility at April 30, 2018.
The credit facility also contains certain events of default that may cause the bank syndicate to terminate the credit facility and declare amounts owed to become immediately payable if they occur. At April 30, 2018, the Company had not incurred an event of default.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2018 and 2017

Debt at April 30, 2018 and 2017 was as follows:

	2018	2017
	(In thousands)
Term loan payable in quarterly principal installments of 2.50%, and 3.13% of the original amount borrowed for the years ending April 30, 2018 and 2019, respectively; on April 30, 2019 a balloon payment of $13,016 is payable.	$14,855	$17,471
Mortgage note payable to a bank in monthly installments ranging from $10 to $14 including interest at LIBOR plus 1.85%, which was 3.75% at April 30, 2018, through December 1, 2026; at that time a balloon payment of $779 is payable; subject to a prepayment penalty; collateralized by land and building.	2,038	2,160
Amounts due to former ADs, franchisees and third parties at zero percent interest; due May 2018 through May 2022.	3,490	6,568
Total long-term obligations	20,383	26,199
Less current installments	18,113	7,738
Total long-term obligations, less current installments	$2,270	$18,461
Aggregate maturities of long-term debt at April 30, 2018 were as follows (in thousands):

Year ending April 30:
2019	$18,113
2020	474
2021	141
2022	146
2023	151
Thereafter	1,358
Total long-term debt	$20,383

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

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2018 and 2017

Interest rate swap agreements. In December 2016, in connection with obtaining a mortgage payable to a bank, the Company entered into an interest rate swap agreement, with a notional amount of $2.2 million, equal to the mortgage amount, which allows it to manage fluctuations in cash flow resulting from changes in the interest rate on the mortgage. This swap effectively changes the variable-rate of the Company's mortgage into a fixed rate of 4.12%.The Company has designated this swap agreement as a cash flow hedge. At April 30, 2018, the fair value of the interest rate swap is less than $0.1 million and is included in "Accounts payable and accrued expenses" on the accompanying consolidated balance sheets. The interest rate swap expires in December 2026.
Forward contracts related to foreign currency exchange rates. In connection with short-term advances made to its Canadian subsidiary related to personal income tax refund discounting, the Company entered into forward contracts to eliminate the exposure related to foreign currency fluctuations. Under the terms of the forward currency contracts, the exchange rate for repayments is fixed at the time advance is made and the advances are repaid prior to April 30 of each year. These forward contracts are designated as cash flow hedges. At April 30, 2018 and 2017, there were no remaining forward contracts outstanding. During the years ended April 30, 2018, 2017, and 2016, these foreign currency hedges were effective and, therefore, no amounts were recognized in the consolidated statements of income.
At April 30, 2018, there were no deferred gains related to forward contracts for foreign currency exchange rates accumulated in other comprehensive income.

(9) Stockholders' Equity
Preferred Stock and Exchangeable Shares
The Company has 190,000 shares of authorized Class A preferred stock with a par value of $0.01, of which none were issued and outstanding at April 30, 2018 and 2017.
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
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss at April 30, 2018 and 2017 are as follows.

	2018	2017
	(In thousands)
Foreign currency adjustment	$(1,381)	$(2,059)
Unrealized loss on equity securities available for sale, net of taxes	—	30
Gain on sale of available-for-sale securities, net of taxes	—	(30)
Interest rate swap agreements, net of tax	34	(25)
Total accumulated other comprehensive loss	$(1,347)	$(2,084)
Net Income per Share
Net income per share of Class A and Class B common stock is computed using the two-class method. Basic net income per share is computed by allocating undistributed earnings to common shares and participating securities (Class A preferred

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2018 and 2017

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
The computation of basic and diluted net income per share for the years ended April 30, 2018, 2017, and 2016 is as follows.

	2018
	Class A common stock	Class B common stock
	(In thousands, except for share and per share amounts)
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$133	$2
Amounts allocated to participating securities:
Exchangeable shares	(10)	—
Net income attributable to common stockholders	$123	$2
Denominator:
Weighted-average common shares outstanding	12,728,762	200,000
Basic net income per share	$0.01	$0.01

Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$123	$2
Reallocation of undistributed earnings as a result of assumed conversion of:
Class B common stock to Class A common stock	2	—
Exchangeable shares to Class A common stock	10	—
Net income attributable to stockholders	$135	$2
Denominator:
Number of shares used in basic computation	12,728,762	200,000
Weighted-average effect of dilutive securities:
Class B common stock to Class A common stock	200,000	—
Exchangeable shares to Class A common stock	1,000,000	—
Employee stock options and restricted stock units	48,986	703
Weighted-average diluted shares outstanding	13,977,748	200,703
Diluted net income per share	$0.01	$0.01

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2018 and 2017

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
April 30, 2018 and 2017

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
Diluted net income per share excludes the impact of shares of potential common stock from the exercise of options and vesting of restricted stock units to purchase 1,213,252, 1,320,162 and 429,644 shares for the years ended April 30, 2018, 2017, and 2016, respectively, because the effect would be anti-dilutive.

(10) Stock Compensation Plan
Stock Options
In August 2011, the Board of Directors approved the JTH Holding, Inc. 2011 Equity and Cash Incentive Plan. Employees and outside directors are eligible to receive awards and a total of 2,500,000 shares of Class A common stock were authorized for grant under the plan. At April 30, 2018, 1,836,173 shares of Class A common stock remained available for grant.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2018 and 2017

The following table summarizes the information for options granted in the years ended April 30, 2018, 2017, and 2016.

	2018	2017	2016
Weighted-average fair value of options granted	$3.16	$2.45	$5.05
Dividend yield	4.5% - 5.9%	5.0% - 6.1%	2.8% - 3.7%
Expected volatility	36.8% - 51.3%	32.8% - 35.4%	32.4% - 35.6%
Expected terms	5 - 6 years	5 - 6 years	4 - 6 years
Risk-free interest rates	1.9% - 2.1%	1.2% - 2.1%	1.4% - 1.7%
Stock option activity during the years ended April 30, 2018, 2017, and 2016 was as follows:

	Number of options	Weighted average exercise price
Outstanding at April 30, 2015	1,343,559	$19.28
Granted	227,387	22.30
Exercised	(154,594)	14.79
Forfeited or expired	(151,790)	24.31
Outstanding at April 30, 2016	1,264,562	19.77
Granted	512,119	12.61
Exercised	—	—
Forfeited or expired	(389,350)	16.59
Outstanding at April 30, 2017	1,387,331	18.02
Granted	272,502	13.25
Exercised	(9,000)	10.51
Forfeited or expired	(1,178,330)	17.22
Outstanding at April 30, 2018	472,503	$17.41
Intrinsic value is defined as the fair value of the stock less the cost to exercise. The total intrinsic value of options exercised in fiscal 2018 was less than $0.1 million. The total intrinsic value of options exercised was $0.0 million and $0.9 million during the years ended April 30, 2017 and 2016, respectively. The total intrinsic value of stock options outstanding at April 30, 2018 was $0.0 million. Outstanding options have vesting terms that range from one to six years from the date of grant and expire from four to five years after the vesting date.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2018 and 2017

Nonvested stock options (options that had not vested in the period reported) activity during the years ended April 30, 2018, 2017, and 2016 was as follows:

	Nonvested options	Weighted average exercise price
Outstanding at April 30, 2015	385,416	$27.56
Granted	227,387	22.30
Vested	(173,750)	25.16
Forfeited	(50,000)	33.79
Outstanding at April 30, 2016	389,053	24.76
Granted	512,119	12.61
Vested	(223,054)	23.88
Forfeited	—	—
Outstanding at April 30, 2017	678,118	15.88
Granted	272,502	13.25
Vested	(563,118)	14.61
Forfeited	(120,069)	20.73
Outstanding at April 30, 2018	267,433	$14.27
At April 30, 2018, unrecognized compensation cost related to non-vested stock options was $0.1 million. These costs are expected to be expensed through fiscal 2021.
The following table summarizes information about stock options outstanding and exercisable at April 30, 2018.

	Options outstanding			Options exercisable
Range of Exercise Prices	Number of options outstanding	Weighted average exercise price	Weighted average remaining contractual life (in years)	Number of options exercisable	Weighted average exercise price
10.90 - 12.79	124,738	$11.72	4.1	54,393	$12.79
12.80 - 16.38	189,986	14.32	6.0	1,898	16.38
16.39 - 26.17	105,071	21.75	3.4	96,071	21.64
26.18 - 33.38	52,708	33.38	4.0	52,708	33.38
	472,503	$17.41		205,070	$22.26
Restricted Stock Units
The Company has awarded restricted stock units to its non-employee directors and certain employees. Restricted stock units are valued at the closing stock price the day preceding the grant date. Compensation costs associated with these restricted shares are amortized on a straight-line basis over the vesting period and recognized as an increase in additional paid-in capital. At April 30, 2018, unrecognized compensation cost related to restricted stock units was $1.0 million. These costs are expected to be recognized through fiscal 2021.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2018 and 2017

Restricted stock activity during the years ended April 30, 2018, 2017 and 2016 was as follows.

	Number of RSUs	Weighted Average Fair Value at Grant Date
Balance at April 30, 2015	28,929	$30.63
Granted	32,056	23.06
Vested	(13,394)	27.99
Forfeited	(4,799)	27.89
Balance at April 30, 2016	42,792	26.10
Granted	165,454	12.62
Vested	(17,118)	24.58
Forfeited	(14,732)	25.94
Balance at April 30, 2017	176,396	13.61
Granted	192,560	12.21
Vested	(187,364)	13.04
Forfeited	(54,562)	13.34
Balance at April 30, 2018	127,030	$12.48

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

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2018 and 2017

The following tables present, for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis at April 30, 2018 and 2017.

		April 30, 2018 Fair value measurements using
	Total	Level 1	Level 2	Level 3
	(In thousands)
Recurring assets:
Cash equivalents	$12,056	$12,056	$—	$—
Interest rate swap agreement	57	—	57	—
Total recurring assets	12,113	12,056	57	—
Nonrecurring assets:
Impaired accounts and notes receivable, net of unearned revenue	15,223	—	—	15,223
Impaired goodwill	109	—	—	109
Impaired customer lists	4	—	—	4
Assets held for sale	8,941	—	—	8,941
Total nonrecurring assets	24,277	—	—	24,277
Total recurring and nonrecurring assets	$36,390	$12,056	$57	$24,277

Recurring liabilities
Contingent consideration included in obligations due former ADs, franchisees and others	$1,545	$—	$—	$1,545
Total recurring liabilities	$1,545	$—	$—	$1,545

		April 30, 2017 Fair value measurements using
	Total	Level 1	Level 2	Level 3
	(In thousands)
Recurring assets:
Cash equivalents	$10,393	$10,393	$—	$—
Total recurring assets	10,393	10,393	—	—
Nonrecurring assets:
Impaired accounts and notes receivable, net of unearned revenue	16,500	—	—	16,500
Impaired goodwill	94	—	—	94
Impaired customer lists	18	—	—	18
Assets held for sale	11,989	—	—	11,989
Total nonrecurring assets	28,601	—	—	28,601
Total recurring and nonrecurring assets	$38,994	$10,393	$—	$28,601

Recurring liabilities
Contingent consideration included in obligations due former ADs, franchisees and others	$3,215	$—	$—	$3,215
Total recurring liabilities	$3,215	$—	$—	$3,215
The Company's policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1 or 2 recurring fair value measurements for the years ended April 30, 2018 and 2017.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2018 and 2017

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

(12) Employee 401(k) Plan
The Company sponsors a defined-contribution 401(k) profit sharing plan. Under the plan, employees who are 18 years of age and have completed 90 days of service are eligible to make voluntary contributions to the plan. The Company matches 50% of each employee's contribution up to 3% of the employee's salary. Total compensation expense related to these contributions was $0.5 million for each of the three years ended April 30, 2018, 2017, and 2016.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2018 and 2017

(13) Income Taxes
On December 20, 2017, the United States Congress passed legislation making significant changes to income taxation at the federal level for individuals, pass-through entities, and corporations. The legislation, known as the Tax Cuts and Jobs Act, was signed into law by the President on December 22, 2017. For corporations, the changes include a reduction in the statutory rate on taxable income from 35% to 21%, and a move from a worldwide tax system to a modified territorial tax system for companies with foreign operations. Under the territorial system, except in certain situations or for certain types of income, earnings from foreign operations will generally no longer be subject to U.S. taxation. The law accommodates the move from the previous worldwide tax system by providing for a one-time transition tax on the undistributed post-1986 earnings of foreign subsidiaries as of either November 2, 2017 or December 31, 2017, whichever undistributed earnings amount is greater. Other provisions of the Tax Act allow for immediate expensing of investments in property, plant, and equipment, and impose limitations on the deductibility of interest, executive compensation, meals and entertainment, and lobbying expenses.

Under the applicable accounting guidance, corporations are required to account for the effects of changes in income tax law on their financial statements as a component of taxes provided on income from continuing operations in the period those changes are enacted, which for the Company is the fiscal quarter and nine-month period ended January 31, 2018. Due to the complexities associated with understanding and applying various aspects of the Tax Act and quantifying or estimating amounts upon which calculations required to account for the Tax Act are based, the SEC recognized that it may be difficult for many companies to complete the determination of all accounting effects of the Tax Act within the available timeframe for issuing their financial statements for the period of enactment. As a result, the SEC provided guidance under Staff Accounting Bulletin 118, permitting corporations to record and report specific items impacted by the new law on the basis of reasonable estimates if final amounts have not been determined and designate them as provisional amounts, or to continue to account for specific items under the previous law if it is not possible to develop reasonable estimates within the timeframe for issuance of the financial statements. In subsequent reporting periods, as the accounting for those items is finalized, companies are expected to record the appropriate adjustments to the initial accounting, removing the provisional designation on an item in the period that the accounting for that item is completed. A measurement period of no more than one year from the date of enactment of the Tax Act is provided under the SEC guidance to complete all such adjustments.

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

The most significant effects of the Tax Act on the Company's financial statements for the current reporting period are:

(1)	an adjustment of recorded deferred tax assets and liabilities to the tax rates at which they are expected to reverse in the future, and

(2)	a liability recorded for U.S. income taxes on undistributed foreign earnings expected to be paid under the one-time transition tax provisions of the Tax Act.

The net impact of accounting for these and other less significant effects of the Tax Act was an increase in consolidated income tax expense for fiscal year 2018 of approximately $0.5 million. Upon enactment of the Tax Act in the third quarter of the year, the Company recorded an income tax benefit of approximately $0.4 million under the provisional accounting guidance; however, that amount was adjusted by an approximate increase of $0.9 million in income tax expense in the fourth quarter, reflecting the revised remeasurement of deferreds based on year-end amounts versus estimates projected at January 31, 2018. Specifically, the remeasurement of the Company’s deferreds based on year-end amounts equated to a tax benefit of $0.7 million due to the reduced corporate tax rate of 21%.

Also included in the $0.5 million increase in fiscal year 2018 income tax expense for the effect of the Tax Act is a $1.2 million transition tax related to the undistributed earnings of its Canadian controlled foreign corporation (“CFC”) Liberty Tax Services. Prior to the enactment of the Tax Act, under its accounting for income taxes, the Company had undistributed earnings of its foreign subsidiary, Liberty Tax Services, that were classified as permanently reinvested. The Tax Act replaces the U.S. income tax that would have been paid on those earnings in the future (if remitted back to the U.S. from Canada) with the one-

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2018 and 2017

time transition tax, which is allowed to be paid over an eight year period. The total liability recorded by the Company for this transition tax is approximately $1.2 million.

The Company continues to analyze certain aspects of the Tax Act, and future treasury regulations, tax law technical corrections, notices, rulings, and other guidance issued by the government could result in changes or refinements to the amounts currently recorded. These include potential refinements of the Company's calculations of the adjustments to deferred tax assets and liabilities and the U.S. tax liability for undistributed foreign earnings, which could be adjusted based on continuing review of the Company's calculation of the one-time transition tax, including further analysis of the undistributed earnings amounts represented by cash and other specified assets held by its foreign subsidiaries. As a result, those amounts continue to be classified as provisional, and additional adjustments, which could be material, may be recorded in future reporting periods within the allowed one-year measurement period as the final accounting is completed.

Components of income tax expense for the fiscal years ended April 30, 2018, 2017, and 2016 were as follows:

	2018	2017	2016
	(In thousands)
Current:
Federal	4,895	6,125	2,748
State	1,097	1,160	598
Foreign	723	293	328
Current Tax expense	6,715	7,578	3,674
Deferred:
Federal	(2,125)	315	6,079
State	(69)	(183)	1,322
Foreign	(175)	44	(17)
Deferred tax expense (benefit)	(2,369)	176	7,384

Total income tax expense	4,346	7,754	11,058

For the years ended April 30, 2018, 2017, and 2016, income before taxes consisted of the following:

	2018	2017	2016
	(In thousands)
U.S. operations	$3,176	$19,558	$28,954
Foreign operations	1,305	1,209	1,524
Income before income taxes	$4,481	$20,767	$30,478

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 30.4% to pre-tax income from continuing operations as a result of the following for years ended April 30, 2018, 2017 and 2016 are as follows:

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2018 and 2017

	2018	2017	2016
	(In thousands)
Computed "expected" income tax expense	$1,362	$7,269	$10,667
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	66	634	1,126
Nondeductible expenses	367	211	246
Tax credits	—	(140)	(370)
Domestic production deduction	(133)	(158)	(538)
Stock compensation expense	2,060	58	31
Foreign tax rate differential	(50)	(86)	(222)
Rate change	—	(64)	—
Remeasurement of deferreds	(695)	—	—
Transition tax	1,223	—	—
FIN48 (uncertain tax position)	153	—	—
Other	(7)	30	118
Total income tax expense	$4,346	$7,754	$11,058
The tax effect of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant portions of deferred tax assets and liabilities as of April 30, 2018 and 2017 are as follows:

	2018	2017
	(In thousands)
Deferred tax assets:
Unexercised nonqualified stock options	$259	$2,260
Goodwill, intangible assets, and assets held for sale	3,773	3,140
Allowance for doubtful accounts	4,149	5,136
Deferred revenue	4,493	11,286
Accounts payable and accrued expense	968	1,954
Net operating loss	203	148
Property, equipment and software (Canada)	133	—
Unvested restricted stock units	167	—
Unrealized gain/loss	173	—
Total deferred tax assets	14,318	23,924
Deferred tax liabilities
Property, equipment and software (U.S.)	(9,128)	(12,916)
Deferred contingencies	(99)	(137)
Other current assets	(350)	(505)
Section 481 (a) adjustment - change in accounting method	(5,663)	(11,729)
Intangible assets	(132)	(2,048)
Total deferred tax liabilities	(15,372)	(27,335)
Net deferred tax liability	$(1,054)	$(3,411)
In assessing the realizability of the gross deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2018 and 2017

strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the benefits of these deductible differences will be realized. The tax credits, carry-forwards, and net operating losses expire from 2018 to 2036. In fiscal 2018, the Company offset $1.5 million of net operating losses for state taxes.

The Company adopted the accounting and disclosure requirements for uncertain tax positions, which require a two-step approach to evaluate tax positions. This approach involves recognizing any tax positions that are more likely than not to occur and then measuring those positions to determine the amounts to be recognized in the financial statements. The Company determined no reserves for uncertain tax positions were required as of April 30, 2018 or 2017 for the U.S. However, the Company did record an uncertain tax position of $0.2 million (in USD) related to its Canadian entity’s treatment of franchise losses.

A reconciliation of the beginning and ending balance of the gross liability for uncertain tax positions for the fiscal years ended April 30, 2018, 2017 and 2016, is as follows:

	2018	2017	2016
	(In thousands)
Liability for uncertain tax positions, beginning of year	$—	$—	$—
Addition: related to Canadian tax positions for fiscal 2015 through fiscal 2017	153	—	—
Liability for uncertain tax positions, end of year	$153	$—	$—

The Company and its subsidiaries file a U.S. federal consolidated income tax return, as well as returns in several U.S. states and Canada. As of April 30, 2018, the Company's earliest open tax year for U.S. federal income tax purposes was its fiscal year ended April 30, 2015.

(14) Related Party Transactions
The Company considers directors and their affiliated companies as well as executive officers and their immediate family to be related parties. For the years ended April 30, 2018, 2017, and 2016, the Company repurchased common stock from related parties as follows.

	2018	2017	2016
	(In thousands)
Common stock:
Shares repurchased	—	30	—
Amount	$—	$378	$—
During fiscal 2015, the Company entered into a multi-year contract to purchase a license for the use of Canadian tax software at a price of $0.7 million from a company in which it has an investment accounted for under the equity method. One of the members of the Company's Board of Directors is affiliated with the company providing this service. This contract expired during the second quarter of fiscal 2017. At that same time, the Company entered into a new three-year contract with the same company at a price of $0.9 million.

Nicole Ossenfort’s (Chief Executive Officer) franchise and AD agreements

The Company is or was a participant in the following related party transactions with Ms. Ossenfort since the beginning of fiscal 2018:

Ossenfort Franchise. Ms. Ossenfort, together with her husband, Scott Ossenfort (together, with Ms. Ossenfort, the “Ossenforts”), jointly own a Company franchise through JL Enterprises. JL Enterprises borrows operating funds for working capital to operate the franchises each year.  During fiscal 2018, JL Enterprises borrowed operating funds for working capital to operate the franchises in the amount of $243,888, of which $0 remained outstanding and payable to the Company as of April

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2018 and 2017

30, 2018.  In fiscal 2018, the Company has recorded $224,970 of accounts receivable from the Ossenforts for royalties, advertising and financial product charges, of which a balance of $1,857 remained outstanding and payable to the Company as of April 30, 2018.

Ossenfort AD. In January 2012, the Ossenforts acquired AD territories covering Western South Dakota and Western Nebraska from the Company.  A note of $429,246 was issued by the Company, and the outstanding principal balance was $208,266 as of the end of fiscal 2017.  On September 6, 2017, the Company entered into an agreement to re-acquire the AD territories from the Ossenforts for $268,000 of which $198,000 consisted of debt forgiveness on the note, with a balance of $34,852 payable to the Ossenforts on July 1, 2018.

In fiscal 2018, the Company recorded $166 of accounts receivable from the Ossenforts for new franchise leads and interest, which along with prior year accounts receivable balances were forgiven as a part of the agreement to re-acquire the AD territories.  The Ossenforts earned $10,814 for their portion of franchise fees, royalties and interest in fiscal 2018.

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

During fiscal 2018, the York Franchise Entities borrowed operating funds in the amount of $285,670, of which $0 remained outstanding and payable to the Company as of April 30, 2018.  In addition, during fiscal 2018 the Company recorded $307,752 of accounts receivable from the York Franchise Entities for royalties, advertising and financial product charges, of which $76,417 remained outstanding and payable to the Company as of April 30, 2018.

York AD. Mr. York has Area Development arrangements with the Company that are conducted through Yorkompany LLC, S&P Holding Group LLC and TNT Florida Investments LLC (the “York AD Entities”). The York AD Entities were acquired by Mr. York through various transactions with the Company and through third party agreements with AD sellers.  In connection with those transactions, the York AD Entities financed a total of $4,059,460 through the Company to acquire the Area Development territories and associated rights.  The loans are payable by the York AD Entities in annual installments at 12% interest. As of April 30, 2018, the aggregate outstanding principal balance owed by the York AD Entities on the notes was $1,886,093.

In fiscal 2018, the Company recorded $18,104 of accounts receivable from the York AD Entities for new franchise leads and interest, of which $1,916 remains unpaid as of April 30, 2018.  The York AD Entities earned $578,344 for their portion of franchise fees, royalties and interest in fiscal 2018.

York Debt Guarantees.  Mr. York also has entered into multiple guarantee agreements with the Company whereby Mr. York has guaranteed all or a portion of the indebtedness owed by other franchisees and ADs to the Company as related to certain financial transactions for which Mr. York had an interest.  The indebtedness owed by these franchisees and ADs as of April 30, 2018 is approximately $2,930,814.

John Seal’s (Director) AD agreement

The Company is or was a participant in the following related party transactions with Mr. Seal since the beginning of fiscal 2018:

JMS Tax, an entity controlled by John Seal, a former director of the Company, owns an AD territory in Texas which a portion of the purchase price was financed through a note issued by the Company. The outstanding principal balance on the note was $170,013 as of April 30, 2018.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2018 and 2017

In fiscal 2018, the Company recorded $19,026 of accounts receivable from JMS Tax for new franchise leads and interest of which $9,354 remains unpaid as of April 30, 2018. JMS Tax earned $131,269 for their portion of franchise fees, royalties and interest in fiscal 2018.

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

Erie County Employees Retirement System, derivatively on behalf of Liberty Tax, Inc., v. John T. Hewitt, Defendant, and Liberty Tax, Inc., Nominal Defendant, Case No. 2017-0914, brought a second derivative suit filed in the Court of Chancery of the State of Delaware on December 22, 2017. Plaintiff also alleges that Hewitt breached his fiduciary duties as an officer based upon certain allegations of misconduct on his part. The Plaintiff also alleges breach of fiduciary duty against Hewitt in his capacity as a director of the Company. The Complaint seeks to enjoin Hewitt from managing our business operations, and seeks compensatory damages and attorney’s fees.

On December 27, 2017, the two above-referenced shareholder matters were consolidated into the case with the caption In Re: Liberty Tax, Inc. Stockholder Litigation, C.A. No. 2017-0883. On April 17, 2018, Plaintiffs filed an amended complaint (the "Amended Complaint"). The Amended Complaint added Gordon D’Angelo, Ellen McDowell, Nicole Ossenfort, and John Seal, with Hewitt as individual defendants (the “Individual Defendants”) and asserted class action allegations. Plaintiff seeks (i) a declaration that the Individual Defendants have breached the Company's Nominating Charter; (ii) a declaration that the Individual Defendants have breached their fiduciary duties; (iii) an award to the Plaintiffs and the Class in the amount of damages sustained as a result of the Individual breaches; (iv) certification of the action as a class action; (v) an award to the Company in the amount of damages sustained as a result of the Individual Defendants’ breaches of their fiduciary duties; (vi) a grant of further appropriate equitable relief to remedy the Individual Defendants’ breaches, including injunctive relief; (vii) an award to Plaintiffs of the costs and disbursements of this action, including reasonable attorneys’ fees, accountants’ and experts’ fees, costs and expenses; and (viii) such further relief as the Court deems just and proper. The Company has answered the Amended Complaint and discovery is underway. The individuals have filed a notice of motion to dismiss. No briefing schedule has been set on the motion. A scheduling order has been entered which currently schedules trial in this matter to begin on March 18, 2019.

Eastern District of New York Securities Litigation

Rose Mauro, individually and on behalf of all others similarly situated v. Liberty Tax, Inc., Edward L. Brunot, John T. Hewitt, and Kathleen E. Donovan, filed in the United States District Court for the Eastern District of New York on January 12, 2018, Case No. 18 CV 245. Plaintiff filed a securities class action asserting violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rule 10b-5 against all defendants and a second count for violations of Section 20(a) of the Exchange Act against the individual defendants. According to the complaint, throughout the class period, LT, Inc. allegedly issued materially false and misleading statements and/or failed to disclose that: (1) Hewitt created an inappropriate tone at the top; (2) the inappropriate tone at the top led to ineffective entity level controls over the organization; and (3) as a result, defendants’ statements about the operations and prospects were materially false and misleading and/or lacked a reasonable basis at all relevant times.
Patrick Beland, individually and on behalf of all others similarly situated vs. Liberty Tax, Inc., Edward L. Brunot, John T. Hewitt, and Kathleen E. Donovan, filed in the United States District Court for the Eastern District of New York on December 15, 2017, case number 17 CV 7327. Plaintiff filed a securities class action asserting violations of Section 10(b) of the Exchange

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2018 and 2017

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

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2018 and 2017

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

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2018 and 2017

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

(16) Quarterly Financial Data (Unaudited)

	Three Months Ended
	April 30, 2018	January 31, 2018	October 31, 2017	July 31, 2017
	(In thousands, except per share amounts)
Revenue	$110,669	$48,244	$7,771	$8,188
Net income (loss)	$24,518	$(1,522)	$(13,103)	$(9,758)
Weighted-average basic shares outstanding	12,996,125	12,934,941	12,903,626	12,882,550
Weighted-average dilutive shares outstanding	14,015,096	12,934,941	12,903,626	12,882,550
Net income (loss) per share of Class A and Class B common stock:
Basic	$1.75	$(0.11)	$(1.02)	$(0.76)
Diluted	$1.75	$(0.11)	$(1.02)	$(0.76)
Cash dividends declared per share of common stock and common stock equivalents	$0.16	$0.16	$0.16	$0.16

	Three Months Ended
	April 30, 2017	January 31, 2017	October 31, 2016	July 31, 2016
	(In thousands, except per share amounts)
Revenue	$111,179	$48,423	$7,234	$7,149
Net income (loss)	$29,330	$2,455	$(9,342)	$(9,430)
Weighted-average basic shares outstanding	12,882,550	12,902,577	12,901,955	12,894,740
Weighted-average dilutive shares outstanding	13,934,941	13,924,210	12,901,955	12,894,740
Net income (loss) per share of Class A and Class B common stock:
Basic	$2.11	$0.18	$(0.72)	$(0.73)
Diluted	$2.10	$0.18	$(0.72)	$(0.73)
Cash dividends declared per share of common stock and common stock equivalents	$0.16	$0.16	$0.16	$0.16
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

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2018 and 2017

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

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2018 and 2017

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

On September 5, 2018, the Company submitted its appeal of the Panel’s determination to delist the Company’s Class A common stock to the Nasdaq Listing and Review Council. Pending the outcome of the appeal, the Company’s Class A common stock will continue to be quoted on the OTC Market under the symbol “TAXA”.