Form 10-K/A
period 2018-04-30
Liberty Tax, Inc.
filed 2018-10-10
CIK 1528930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Amendment No. 1 to
FORM 10-K/A

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Liberty Tax, Inc. (the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended April 30, 2018, which was filed with the Securities and Exchange Commission on October 5, 2018 (the “Original Filing”). This Amendment No. 1 is being filed solely to correct the date on the Report of Independent Registered Public Accounting Firm of KPMG LLP referenced in Part II, Item 8 and included in Part IV, Item 15 of this Amendment No. 1 from "October 5, 2018" to "July 7, 2017." This change does not in any way affect the conclusions expressed by KPMG LLP in the Original Filing, or any other disclosure included in Part II, Item 8, Part II, Item 9, or Part IV, Item 15 of the Original Filing.

In accordance with applicable Securities and Exchange Commission rules and as required by rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 15 of this Amendment No. 1 reflects new consents of Cherry Bekaert LLP (Exhibit 23.1) and KPMG LLP (Exhibit 23.2), and currently dated certifications from the Company’s Chief Executive Officer (Exhibits 31.1 and 32.1) and Chief Financial Officer (Exhibits 31.2 and 32.2). Except as described above, this Amendment No. 1 does not amend, update, or change any other information contained in the Original Filing. For ease of reference, the entire Annual Report on Form 10-K is included with this Amendment No. 1.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following deficiencies that constituted individually, or in the aggregate, a material weakness in our internal control over financial reporting as of April 30, 2018.
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

21.1*	Subsidiaries of Liberty Tax, Inc.
23.1*	Consent of Cherry Bekaert LLP
23.2*	Consent of KPMG LLP
24.1	Power of Attorney (included on signature page of the Original Filing)
31.1**	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
99.1	Information Statement on Schedule 14f-1 (incorporated by reference to Information Statement on Schedule 14f-1, File No. 005-87322, filed on August 24, 2018).

Exhibit Number	Exhibit Description
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

LIBERTY TAX, INC. (Registrant)
Date: October 10, 2018	By:	/s/ NICOLE OSSENFORT
Nicole Ossenfort President and Chief Executive Officer (Principal Executive Officer)
Date: October 10, 2018	By:	/s/ MICHAEL S. PIPER
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