Form 10-Q
period 2018-07-31
Liberty Tax, Inc.
filed 2018-11-30
CIK 1528930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
 The number of shares outstanding of the registrant’s Class A common stock as of November 27, 2018 was 14,036,684 shares.

LIBERTY TAX, INC.

Form 10-Q for the Quarterly Period Ended July 31, 2018

PART I. FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS

LIBERTY TAX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
July 31, 2018, April 30, 2018 and July 31, 2017
(In thousands, except share data)

	July 31, 2018	April 30, 2018	July 31, 2017
Assets	(unaudited)		(unaudited)
Current assets:
Cash and cash equivalents	$6,186	$18,522	$6,254
Receivables:
Accounts receivable	41,224	52,517	43,225
Notes receivable - current	29,402	24,295	33,493
Interest receivable, net of uncollectible amounts	2,023	1,526	2,554
Allowance for doubtful accounts - current	(11,917)	(11,522)	(8,745)
Total current receivables, net	60,732	66,816	70,527
Assets held for sale	5,231	8,941	14,678
Income taxes receivable	4,989	—	47
Other current assets	3,201	5,429	4,717
Total current assets	80,339	99,708	96,223
Property, equipment, and software, net	37,091	38,636	39,744
Notes receivable, non-current	9,882	6,554	18,202
Allowance for doubtful accounts, non-current	(1,642)	(965)	(1,880)
Total non-current notes receivables, net	8,240	5,589	16,322
Goodwill	7,997	8,640	7,620
Other intangible assets, net	22,765	22,837	21,902
Deferred income taxes	1,272	343	173
Other assets	2,056	2,250	2,814
Total assets	$159,760	$178,003	$184,798
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term obligations	$16,923	$18,113	$5,202
Accounts payable and accrued expenses	21,213	14,521	13,958
Due to Area Developers (ADs)	7,186	17,906	9,168
Income taxes payable	—	4,511	208
Revolving credit facility	12,590	—	—
Deferred revenue - current	4,018	2,021	2,854
Total current liabilities	61,930	57,072	31,390
Long-term obligations, excluding current installments, net	1,895	2,270	17,816
Revolving credit facility	—	—	20,611
Deferred revenue and other - non-current	7,870	4,692	5,466
Deferred income tax liability	919	1,397	3,585
Long-term income taxes payable	1,070	1,070	—
Total liabilities	73,684	66,501	78,868
Commitments and contingencies
Stockholders’ equity:
Special voting preferred stock, $0.01 par value per share, 0, 10 and 10 shares authorized, issued and outstanding, respectively	—	—	—
Class A common stock, $0.01 par value per share, 21,200,000 shares authorized, 14,024,111, 12,823,020 and 12,682,550 shares issued and outstanding, respectively	140	128	127
Class B common stock, $0.01 par value per share, 1,000,000 shares authorized, 0, 200,000 and 200,000 shares issued and outstanding, respectively	—	2	2
Exchangeable shares, $0.01 par value per share, 1,000,000 shares authorized, 0, 1,000,000 and 1,000,000 shares issued and outstanding, respectively	—	10	10
Additional paid-in capital	11,769	11,570	8,925
Accumulated other comprehensive loss, net of taxes	(1,539)	(1,347)	(1,065)
Retained earnings	75,706	101,139	97,931
Total stockholders’ equity	86,076	111,502	105,930
Total liabilities and stockholders’ equity	$159,760	$178,003	$184,798

See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
Three Months Ended July 31, 2018 (unaudited) and 2017 (unaudited)
(In thousands, except share count and per share data)

	Three Months Ended July 31,
	2018	2017
Revenue:
Franchise fees	$557	$71
Area Developer fees	1,028	1,068
Royalties and advertising fees	1,562	1,689
Financial products	579	582
Interest income	1,656	2,297
Assisted tax preparation fees, net of discounts	1,518	1,639
Electronic filing fees	28	—
Other revenues	235	842
Total revenues	7,163	8,188
Operating expenses:
Employee compensation and benefits	10,769	9,991
Selling, general, and administrative expenses	11,304	9,202
Area Developer expense	304	372
Advertising expense	1,685	2,376
Depreciation, amortization, and impairment charges	3,194	2,196
Restructuring expense	8,266	—
Total operating expenses	35,522	24,137
Loss from operations	(28,359)	(15,949)
Other income (expense):
Foreign currency transaction gain	2	110
Interest expense	(530)	(281)
Loss before income taxes	(28,887)	(16,120)
Income tax benefit	(9,516)	(6,362)
Net loss	(19,371)	(9,758)
Net loss per share of common stock:
Basic and diluted	$(1.48)	$(0.76)

Weighted-average shares outstanding basic and diluted	13,078,091	12,882,550

Dividends declared per share of common stock and common stock equivalents	$0.16	$0.16

See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss
Three Months Ended July 31, 2018 (unaudited) and 2017 (unaudited)
(In thousands)

	Three Months Ended July 31,
	2018	2017
Net loss	$(19,371)	$(9,758)
Unrealized gain (loss) on interest rate swap agreement, net of taxes of $17 and $0, respectively	10	(15)
Foreign currency translation adjustment	(202)	1,034
Comprehensive loss	$(19,563)	$(8,739)

 See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
Three Months Ended July 31, 2018 (unaudited) and 2017 (unaudited)
(In thousands)

	Three Months Ended July 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(19,371)	$(9,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	1,939	1,408
Depreciation, amortization, and impairment charges	3,194	2,196
Amortization of deferred financing costs	102	—
Loss on disposal of fixed and intangible assets	4,083	—
Stock-based compensation expense	205	554
Gain (loss) on bargain purchases and sales of Company-owned offices	55	(536)
Equity in loss of affiliate	(8)	—
Deferred tax expense	45	(34)
Changes in accrued income taxes	(9,489)	(6,187)
Changes in other assets and liabilities	5,587	(2,167)
Net cash used in operating activities	(13,658)	(14,524)
Cash flows from investing activities:
Issuance of operating loans to franchisees and ADs	(8,850)	(11,275)
Payments received on operating loans to franchisees	1,390	1,545
Purchases of AD rights, Company-owned offices and acquired customer lists	(58)	(352)
Proceeds from sale of Company-owned offices and AD rights	—	76
Purchases of property, equipment and software	(769)	(1,110)
Net cash used in investing activities	(8,287)	(11,116)
Cash flows from financing activities:
Dividends paid	—	(2,339)
Repayment of long-term obligations	(2,901)	(3,283)
Borrowings under revolving credit facility	12,717	20,706
Repayments under revolving credit facility	(127)	(95)
Cash paid for taxes on exercises/vesting of stock-based compensation	(6)	—
Net cash provided by financing activities	9,683	14,989
Effect of exchange rate changes on cash, net	(74)	478
Net decrease in cash and cash equivalents	(12,336)	(10,173)
Cash and cash equivalents at beginning of period	18,522	16,427
Cash and cash equivalents at end of period	$6,186	$6,254

See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
Three Months Ended July 31, 2018 (unaudited) and 2017 (unaudited)
(In thousands)

	Three Months Ended July 31,
	2018	2017
Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest of $3 and $145, respectively	$522	$281
Cash paid for taxes, net of refunds	(16)	(137)
Accrued capitalized software costs included in accounts payable	117	54
During the three months ended July 31, 2018 and 2017, the Company acquired certain assets from ADs, franchisees, and third parties as follows:
Fair value of assets purchased	$1,840	$3,664
Receivables applied, net of amounts written off, due ADs and related deferred revenue	(289)	(2,714)
Bargain purchase gains	(191)	(322)
Long-term obligations and accounts payable issued to seller	(1,302)	(276)
Cash paid to ADs, franchisees and third parties	$58	$352
During the three months ended July 31, 2018 and 2017, the Company sold certain assets to ADs and franchisees as follows:
Book value of assets sold	$1,163	$24
Gain on sale - revenue deferred	—	18
Gain (loss) on sale - gain (loss) recognized	(72)	37
Notes received	(312)	(3)
Restructuring	(779)	—
Cash received from ADs and franchisees	$—	$76

See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

July 31, 2018 and 2017

(1) Organization and Significant Accounting Policies

Description of Business
Liberty Tax, Inc. (the "Company"), a Delaware corporation, is a holding company engaged through its subsidiaries as a franchisor and, to a lesser degree, an operator of a system of income tax preparation offices located in the United States of America (the "U.S.") and Canada. The Company's principal operations are conducted through JTH Tax, Inc. (d/b/a Liberty Tax Service), the Company's largest subsidiary. Through this system of income tax preparation offices, the Company also facilitates refund-based tax settlement financial products, such as Refund Transfer products in the U.S. and personal income tax Refund Discounting products in Canada. The Company also offers online tax preparation services. In fiscal 2015, the Company changed its name from JTH Holding, Inc. to Liberty Tax, Inc.

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

Basis of Presentation
 The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Assets and liabilities of the Company's Canadian operations have been translated into U.S. dollars using the exchange rate in effect at the end of the period. Revenues and expenses have been translated using the average exchange rates in effect each month of the period. Foreign exchange transaction gains and losses are recognized when incurred. The Company reclassifies to accounts payable checks issued in excess of funds available and reports them as cash flow from operating activities. The Company consolidates any entities in which it has a controlling interest, the usual condition of which is ownership of a majority voting interest. The Company also considers for consolidation an entity in which the Company has certain interests where a controlling financial interest may be achieved through arrangements that do not involve voting interests. Such an entity, known as a variable interest entity ("VIE"), is required to be consolidated by its primary beneficiary. The Company does not possess any ownership interests in franchisee entities; however, the Company may provide financial support to franchisee entities. Because the Company's franchise arrangements provide franchisee entities the power to direct the activities that most significantly impact their economic performance, the Company does not consider itself the primary beneficiary of any such entity that might be a VIE. Based on the results of management's analysis of potential VIEs, the Company has not consolidated any franchisee entities. The Company's maximum exposure to loss resulting from involvement with potential VIEs is attributable to accounts and notes receivables and future lease payments due from franchisees. When the Company does not have a controlling interest in an entity but has the ability to exert significant influence over the entity, the Company applies the equity method of accounting. Intercompany balances and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information.  The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required only in annual financial statements.  The consolidated balance sheet data as of April 30, 2018 was derived from the Company’s April 30, 2018 Annual Report on Form 10-K filed on October 5, 2018, as amended by Amendment No. 1 to the Annual Report on Form 10-K filed on October 10, 2018.

In the opinion of management, all adjustments necessary for a fair presentation of such condensed consolidated financial statements in accordance with GAAP have been recorded.  These adjustments consisted only of normal recurring items.  The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its April 30, 2018 Annual Report on Form 10-K filed on October 5, 2018, as amended by Amendment No. 1 to the Annual Report on Form 10-K filed on October 10, 2018.

Office Count

As a seasonal business, the Company works throughout the off season to open new offices, and, at the same time, some of our franchisees will choose not to reopen for the next season. Some of these decisions are not made until January of each year, and the Company expects to report office count information for the quarter ended January 31, 2019 once all offices have been opened.

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

Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)." This update will replace existing lease guidance in GAAP and will require lessees to recognize lease assets and lease liabilities on the balance sheet for all leases and disclose key information about leasing arrangements, such as information about variable lease payments and options to renew and terminate leases. When implemented, lessees and lessors will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The update is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently finalizing its implementation plan and evaluating the impact of the new pronouncement on its consolidated financial statements. The Company expects the adoption of this pronouncement to result in a material increase in the assets and liabilities on its consolidated balance sheets, but does not expect it to have a material impact on its consolidated statements of income.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230)", which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The update is intended to reduce the existing diversity in practice and is effective for the Company beginning with its first quarterly filing in fiscal year 2019. The Company adopted the update for all periods beginning on or after May 1, 2018.

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

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business", which clarifies the definition of a business with the objection of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The ASU is effective for the Company beginning in the first quarter of fiscal year 2019. The Company adopted the update for all periods beginning on or after May 1, 2018 and it does not have an impact on the Company's current accounting for business combinations.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This new standard eliminates Step 2 from the goodwill impairment test. Instead, an entity should compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The standard will be effective for the Company in the first quarter of fiscal year 2021. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this newly issued standard to its consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Codification ("ASC") 606, “Revenues from Contracts with Customers” which amends the guidance in ASC 605, “Revenue Recognition.” The core principle of this new standard is to recognize revenue when control of the promised goods or services is transferred to customers in an amount that reflects the consideration expected to be received for those goods or services. ASC 606 also requires additional disclosures around the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The adoption of this new standard did not materially impact the Company’s recognition of revenues generated from the following:

•	Assisted tax preparation fees, net of discounts, which are recorded at the time the return is filed. The related discounts are recorded as reductions to revenues.

•	Financial products, which are recorded at the time the return is filed. A change to certain financial products offered in the third quarter will be disclosed at that time.

•
Royalties and advertising fees, which are based on a percent of the franchisees’ sales are recognized at the time the underlying sales occur. The Company has elected to use the right to invoice practical expedient for recognition of minimum royalties.

•
Interest income on notes receivable, which is recognized based on the outstanding principal note balance unless it is put on non-accrual status. Interest income on notes receivable that are placed on a non-accrual basis is recognized when cash is received. Interest income on accounts receivable is recognized based on the outstanding receivable balance over 30 days old, net of an allowance.

•	Gains on sales of Company-owned offices, which are recognized when cash is received. Losses on sales of Company-owned offices are recognized immediately.

The details of the significant changes in revenue recognition and quantitative impact of the changes are discussed below.

Initial Franchise Fees

Typically, franchise rights are granted to franchisees for an initial term of five years with an option to renew. In exchange for initial franchise fees, royalties and advertising fees, the Company is obligated by its franchise agreements to provide training, an operations manual, site selection guidance, tax preparation software, operational assistance, tax and technical support, the ability to perform electronic filing, and marketing and advertising. Under the previous revenue recognition guidance, revenues from initial franchise fees were recognized when the obligations of the Company to prepare the franchisee for operation were substantially complete, up to the amount of cash received.

Under the new guidance, the standard requires that the transaction price received from customers be allocated to each separate and distinct performance obligation. The transaction price attributable to each separate and distinct performance obligation is then recognized as the performance obligations are satisfied. The services that the Company provides related to the initial franchise fees the Company receives from franchisees do not contain separate and distinct performance obligations from the franchise right or a financing component. Accordingly, under the new standard, initial franchise fees, as constrained for amounts the Company does not expect to collect, will be recognized over the initial term of the franchise agreement, which is generally five years.

AD Fees

Historically, the rights to develop a new territory were granted to an AD for an initial term of generally six or ten years. Under the previous revenue recognition guidance, AD fees were recognized as revenue on a straight-line basis over the initial contract term of each AD agreement with the cumulative amount of revenue recognized not to exceed the amount of cash received. Under the new guidance, the standard requires the Company to recognize AD fees, as constrained for amounts not expected to be collected, over the initial term of the AD agreement.

The Company also sells a developed territory and simultaneously grants the right to operate as the exclusive AD in such developed territory to a new AD for an initial term of six years or ten years. Under the previous revenue recognition guidance, gains on sales of developed territories were recognized as revenues over the initial term, with the cumulative amount of revenues recognized not to exceed the amount of cash received. Losses on sales of developed territories were recognized immediately. Such gains and losses represented the difference between the transaction price and the net book value of the intangible asset recorded upon the Company’s reacquisition of the developed territory as of the date of the sale. Under the new guidance, the transaction price, as constrained for amounts the Company does not expect to collect, is recognized as revenues over the initial term of the AD agreement. The net book value of the intangible asset is written-off to operating expenses at the date of the sale.

Electronic Filing Fees

Electronic filing fees are recorded in the period the tax return is electronically filed. Under the previous revenue recognition guidance, the electronic filing fees and the franchisees’ share in such fees were recorded as revenues and expense in the consolidated income statement, respectively. Under the new guidance, the electronic filing fees, net of the franchisees’ share in such fees, will be recorded as revenues in the consolidated statement of operations.

Transition Method

The Company applied the new guidance on all contracts that were not completed as of May 1, 2018 using the modified retrospective method, whereby the cumulative effect of initially adopting the guidance was recognized as an adjustment to the opening balance of retained earnings at May 1, 2018 in the amount of $3.8 million decrease, net of tax, with corresponding increases in deferred revenue and notes receivable . Therefore, the results of operations from the comparative period have not been adjusted and continue to be reported under the previous revenue recognition guidance.

Impacts on Condensed Consolidated Financial Statements

The following tables summarize the impacts of adopting ASC 606 on the Company’s condensed consolidated financial statements as of and for the three months ended July 31, 2018:

Condensed Consolidated Balance Sheet	As Reported	ASC 606 Adjustment	Balances Without Adoption of ASC 606
	(In thousands)
Notes receivable, current	$29,402	$985	$28,417
Allowance for doubtful accounts - current	(11,917)	161	(12,078)
Income taxes receivable	4,989	(321)	5,310
Notes receivable, non-current	9,882	421	9,461
Other intangible assets, net	22,765	(169)	22,934
Deferred income taxes	1,272	936	336
Total assets	159,760	2,011	157,749
Deferred revenue, current	4,018	2,163	1,855
Deferred revenue and other, non-current	7,870	3,418	4,452
Deferred income tax liability	919	(456)	1,375
Total liabilities	73,684	5,125	68,559
Retained earnings	75,706	(3,114)	78,820
Total stockholders' equity	86,076	(3,114)	89,190
Total liabilities and stockholders’ equity	$159,760	$2,011	$157,749

Condensed Consolidated Statement of Operations	As Reported	ASC 606 Adjustment	Balances Without Adoption of ASC 606
	(In thousands)
Franchise fees	$557	$461	$96
Area Developer fees	1,028	422	606
Electronic filing fees	28	(112)	140
Other revenues	235	130	105
Total revenues	7,163	903	6,260
Selling, general, and administrative expenses	11,304	(111)	11,415
Total operating expenses	35,522	(112)	35,634
Loss from operations	(28,359)	1,015	(29,374)
Loss before income taxes	(28,887)	1,015	(29,902)
Income tax benefit	(9,516)	334	(9,850)
Net loss	$(19,371)	$681	$(20,052)

There have been no other significant changes in the Company's condensed consolidated balance sheets or statements of operations and cash flows as a result of the adoption of ASC 606.

 Contract Balances

The following table provides information about receivables and contract liabilities (deferred revenue) from contracts with customers:

	July 31, 2018	April 30, 2018
	(In thousands)
Notes receivable (1)	$39,284	$30,849
Deferred revenue (2)	10,938	5,667

(1) Notes receivable increased by $1.7 million as of May 1, 2018 due to the change in the Company's revenue recognition policy for initial franchise and AD fees upon adoption of ASC 606.

(2) Deferred revenue increased $6.9 million as of May 1, 2018 due to the cumulative effect of adopting ASC 606.

Significant changes in deferred franchise and AD fees are as follows:

Three Months Ended
July 31, 2018
(In thousands)
Deferred franchise and AD fees at beginning of period	$5,667
ASC 606 deferred franchise and AD fees adoption	6,940
Revenue recognized during the period	(1,584)
New deferrals (terminations) of franchise and AD fees	(85)
Deferred franchise and AD fees at end of period	$10,938

Anticipated Future Recognition of Deferred Franchise and AD Fees

The following table reflects the estimated franchise and AD fees expected to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

Estimate for Fiscal Year
(In thousands)
2019 (a)	$2,871
2020	3,392
2021	2,430
2022	1,401
2023	610
Thereafter	234
Total	$10,938

(1) Represents franchise and AD fees expected to be recognized for the remainder of fiscal 2019. The amount does not include $1.6 million of franchise and AD fee revenues recognized for the three months ended July 31, 2018.

The Company has applied the optional exemption, as provided for under ASC 606, which allows the Company not to disclose the transaction price allocated to unsatisfied performance obligations when the transaction price is a sales-based royalty.

Foreign Operations

Canadian operations contributed $0.8 million and $1.0 million in revenues for the three months ended July 31, 2018 and 2017, respectively.

The Company may have exposure to foreign currency fluctuations due to transactions between its U.S. and Canadian subsidiaries.

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

At July 31, 2018, the Company had unfunded lending commitments for working capital loans to franchisees and ADs of $17.4 million through the end of the current fiscal year.

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

Activity in the allowance for doubtful accounts for the three months ended July 31, 2018 and 2017 was as follows:

	Three Months Ended July 31,
	2018	2017
	(In thousands)
Balance at beginning of period	$12,487	$12,020
Provision for doubtful accounts	1,939	1,408
Write-offs	(840)	(2,950)
Foreign currency adjustment	(27)	147
Balance at end of period	$13,559	$10,625

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

The allowance for doubtful accounts at July 31, 2018, April 30, 2018 and July 31, 2017, was allocated as follows:

	July 31, 2018	April 30, 2018	July 31, 2017
	(In thousands)
Impaired:
Notes and interest receivable, net of unrecognized revenue	$11,697	$11,654	$12,397
Accounts receivable	13,121	13,891	10,146
Less amounts due to ADs and franchisees	(1,687)	(1,907)	(1,312)
Amounts receivable less amounts due to ADs and franchisees	$23,131	$23,638	$21,231

Allowance for doubtful accounts for impaired notes and accounts receivable	$9,619	$10,322	$7,973

Non-impaired:
Notes and interest receivable, net of unrecognized revenue	$29,610	$20,721	$41,852
Accounts receivable	28,103	38,626	33,079
Less amounts due to ADs and franchisees	(5,701)	(11,722)	(8,239)
Amounts receivable less amounts due to ADs and franchisees	$52,012	$47,625	$66,692

Allowance for doubtful accounts for non-impaired notes and accounts receivable	$3,940	$2,165	$2,652

Total:
Notes and interest receivable, net of unrecognized revenue	$41,307	$32,375	$54,249
Accounts receivable	41,224	52,517	43,225
Less amounts due to ADs and franchisees	(7,388)	(13,629)	(9,551)
Amounts receivable less amounts due to ADs and franchisees	$75,143	$71,263	$87,923

Total allowance for doubtful accounts	$13,559	$12,487	$10,625

The Company’s average investment in impaired receivables during the three months ended July 31, 2018 and 2017 was $23.4 million and $22.7 million, respectively.

Analysis of Past Due Receivables

The breakdown of accounts and notes receivable past due at July 31, 2018 was as follows:

	Past due	Current	Interest receivable, net	Total receivables
	(In thousands)
Accounts receivable	$36,310	$4,914	$—	$41,224
Notes and interest receivable, net (1)	13,367	25,917	2,023	41,307
Total accounts, notes and interest receivable	$49,677	$30,831	$2,023	$82,531

(1)    Interest receivable is shown net of an allowance for uncollectible interest of $2.8 million.

Accounts receivable are considered to be past due if unpaid 30 days after billing, and notes receivable are considered past due if unpaid 90 days after the due date. If it is determined the likelihood of collecting substantially all of the notes and accrued interest is not probable, the notes are put on non-accrual status. The Company’s investment in notes receivable on non-accrual status was $13.4 million, $13.6 million and $13.7 million at July 31, 2018, April 30, 2018, and July 31, 2017, respectively. Payments received on notes in non-accrual status are applied to the principal until the note is current and then to interest income. Non-accrual notes that are paid current and expected to remain current are moved back into accrual status during the next annual review.

(3) Restructuring Expense

In the three months ended October 31, 2017, the Company began restructuring initiatives involving a review of Company-owned stores and service providers to improve the Company's overall long-term profitability. The Company incurred $8.3 million of expenses in the three months ended July 31, 2018 related to these initiatives. The expenses incurred are presented in the Restructuring expense line item in the consolidated statements of income. The composition of the restructuring expenses incurred for the three months ended July 31, 2018 were as follows:

Expense	Cash	Accrued Expenses	Non-cash	Total Expense
	(In thousands)
Property and intangible impairments and exit costs	193	3,859	4,214	8,266
Total	$193	$3,859	$4,214	$8,266

The property and intangible impairments and exit costs, which were primarily recorded in assets held for sale, were comprised of expenses related to lease obligations and non-cash charges associated with intangible write-downs. The accrued restructuring expenses of $2.7 million are included in "Accounts payable and accrued expenses" in the accompanying consolidated balance sheets.

A summary of the activity in accrued expenses related to restructuring initiatives for the three months ended July 31, 2018 is as follows:

	Contract termination costs - maintenance	Property and intangible impairments and exit costs	Total accrued expenses
	(In thousands)
Balance at beginning of period	$1,359	$—	$1,359
Additions accrued against the liability	—	3,859	3,859
Cash payments	—	—	—
Balance at end of period	$1,359	$3,859	$5,218

(4) Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the three months ended July 31, 2018 and 2017 were as follows:

	July 31, 2018	July 31, 2017
	(In thousands)
Balance at beginning of period	$8,640	$8,576
Acquisitions of assets from franchisees and others	—	22
Disposals and foreign currency changes, net	(643)	54
Purchase price reallocation	—	(1,032)
Balance at end of period	$7,997	$7,620

Components of intangible assets were as follows as of July 31, 2018, April 30, 2018 and July 31, 2017:

	July 31, 2018
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Customer lists acquired from unrelated third parties	5 years	$3,187	$(1,700)	$1,487
Tradenames	3 years	539	(252)	287
Non-compete agreements	2 years	241	(175)	66
Assets acquired from franchisees:
Customer lists	4 years	1,459	(1,220)	239
Reacquired rights	2 years	1,157	(1,122)	35
AD rights	9 years	32,002	(11,351)	20,651
Total intangible assets		$38,585	$(15,820)	$22,765

	April 30, 2018
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Customer lists acquired from unrelated third parties	5 years	$3,187	$(1,555)	$1,632
Tradenames	3 years	431	(172)	259
Non-compete agreements	2 years	241	(145)	96
Assets acquired from franchisees:
Customer lists	4 years	1,842	(1,427)	415
Reacquired rights	2 years	1,436	(1,393)	43
AD rights	9 years	30,907	(10,515)	20,392
Total intangible assets		$38,044	$(15,207)	$22,837

	July 31, 2017
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Customer lists acquired from unrelated third parties	5 years	$3,188	$(1,058)	$2,130
Tradenames	3 years	431	(64)	367
Non-compete agreements	2 years	241	(55)	186
Assets acquired from franchisees:
Customer lists	4 years	1,266	(1,000)	266
Reacquired rights	2 years	956	(934)	22
AD rights	10 years	27,072	(8,141)	18,931
Total intangible assets		$33,154	$(11,252)	$21,902

The Company acquired $1.3 million and $0.6 million of AD rights during the three months ended July 31, 2018 and 2017, respectively.
During the three months ended July 31, 2018 and 2017, the Company did not acquire any assets of U.S. or Canadian franchisees, or third parties that were not classified as assets held for sale.

(5) Assets Held For Sale

At the end of the first quarter of fiscal 2019 and 2018, assets acquired from U.S. franchisees were classified as assets held for sale. During the three months ended July 31, 2018, the Company acquired less than $0.1 million in assets from U.S. franchisees and third parties that were first accounted for as business combinations, with the value allocated to customer lists and reacquired rights of less than $0.1 million and goodwill of less than $0.1 million prior to being recorded as assets held for sale. During the three months ended July 31, 2017, the Company acquired $3.0 million in assets from U.S. franchisees and third parties that were first accounted for as business combinations, with the value allocated to customer lists and reacquired rights of $1.5 million and goodwill of $1.5 million prior to being recorded as assets held for sale. The Company intends to sell the majority of assets associated with Company-owned offices within one year. The acquired businesses are operated as Company-owned offices until a buyer is located and a new franchise agreement is entered into. During the three months ended July 31, 2018, the Company sold, terminated, or impaired $3.7 million in assets from U.S. franchisees, of which $3.4 million was included in the Company's restructuring initiative.

Changes in the carrying amount of assets held for sale for the three months ended July 31, 2018 and 2017 were as follows:

	Three Months Ended July 31,
	2018	2017
	(In thousands)
Balance at beginning of period	$8,941	$11,989
Reacquired and acquired from third parties	37	2,979
Sold or terminated, impairments and other	(3,747)	(290)
Balance at end of period	$5,231	$14,678

During fiscal 2018, the Company reviewed assets held for sale that were deemed unlikely to be sold in the preceding 12 months. Those identified were transferred to assets held for use and amortization expense was recorded on a cumulative basis for customer lists and reacquired rights.

(6) Long-Term Obligations

The Company has a credit facility that consists of a term loan with an original principal amount of $21.2 million and a revolving credit facility that currently allows borrowing of up to $170.0 million with an accordion feature that permits the Company to request an increase in availability of up to an additional $50.0 million. Outstanding borrowings accrue interest, which is paid monthly at a rate of the one-month London Interbank Offered Rate ("LIBOR") plus a margin ranging from 1.50% to 2.25% depending on the Company’s leverage ratio.

The average interest rate paid during the three months ended July 31, 2018 and 2017 was 3.74% and 2.81%, respectively. The indebtedness is collateralized by substantially all the assets of the Company, and both loans mature on April 30, 2019.

The credit facility contains certain financial covenants that the Company must meet, including leverage and fixed-charge coverage ratios as well as minimum net worth requirements. In addition, the Company must reduce the outstanding balance under its revolving credit facility to zero for a period of at least 45 consecutive days each fiscal year. The Company was in compliance with the financial covenants at July 31, 2018.

In December 2016, the Company obtained a mortgage payable to a bank in monthly installments of principal payments plus interest at the one-month LIBOR plus 1.85% through December 2026 with a balloon payment of $0.8 million due at maturity. The mortgage is collateralized by land and buildings.

In December 2016, in connection with obtaining a mortgage payable to a bank, the Company entered into an interest rate swap agreement that allows it to manage fluctuations in cash flow resulting from changes in the interest rate on the mortgage. This swap effectively changes the variable-rate of the Company's mortgage into a fixed rate of 4.12%. The Company has designated this swap agreement as a cash flow hedge. At July 31, 2018, the fair value of the interest rate swap is less than $0.1 million and is included in other current assets. The interest rate swap expires in December 2026.

Long-term obligations at July 31, 2018, April 30, 2018, and July 31, 2017 consisted of the following:

	July 31, 2018	April 30, 2018	July 31, 2017
	(In thousands)
Credit Facility:
Revolver	$12,590	$—	$20,611
Term loan, net of debt issuance costs	14,334	14,855	16,409
Total credit facility	26,924	14,855	37,020

Long-Term Obligations
Term loan, net of debt issuance costs	14,334	14,855	16,409
Due former ADs, franchisees and third parties	2,477	3,490	4,479
Mortgages	2,007	2,038	2,130
	18,818	20,383	23,018
Less: current installments	(16,923)	(18,113)	(5,202)
Long-term obligations, excluding current installments, net	$1,895	$2,270	$17,816

(7) Income Taxes

During the first quarter of fiscal 2019, the Company continued its assessment of the corporate income tax impacts expected to result from the Tax Cuts and Jobs Act (the “Tax Act”). During the three months ended July 31, 2018, the Company did not adjust its provisional amounts recorded as of April 30, 2018. The Company is finalizing its assessment of the impact of the Tax Act and the provisional estimates may change because of additional analysis of the underlying calculations or additional regulatory guidance.

Similar to prior years, pre-tax book income estimated in the fourth quarter of fiscal 2019 is expected to offset pre-tax book loss for the three months ended July 31, 2018 due to the established pattern of seasonality in the Company's primary business operations. Management has determined it is at least more-likely-than-not that realization of tax benefits recorded in the Company's financial statements will occur during fiscal 2019. The amount of tax benefit recorded for the three months ended July 31, 2018 reflects the Company’s estimated annual effective tax rate applied to the year-to-date loss from continuing operations adjusted for the tax impact of discrete items.

The Company's effective tax rate from continuing operations, including discrete income tax items, was 32.9% and 39.5% for the three months ended July 31, 2018 and 2017, respectively. The reduced effective tax rate results primarily from the decrease in the U.S. federal corporate income tax rate from 35% to 21%, effective after December 31, 2017.

(8) Stockholders’ Equity

Stockholders' Equity Activity
During the three months ended July 31, 2018 and 2017, activity in stockholders’ equity was as follows:

	Three Months Ended July 31,
	2018	2017
	(In thousands, except for share amounts)
Class A common stock issued from the vesting of restricted stock and as director compensation	1,091	—
Class B common stock converted to Class A common stock	200,000	—
Special voting preferred stock converted to Class A common stock	1,000,000	—

Stock-based compensation expense	$205	$554
Dividends declared	$2,267	$2,339

During the three months ended July 31, 2018, the sole holder of the Company's Class B common stock entered into a stock purchase agreement to sell all of their outstanding shares of the Company's Class A common stock and Class B common stock owned directly and indirectly by them. In connection with the sale, the shares of the Company’s Class B common stock converted into shares of the Company’s Class A common stock on a one-for-one basis and for no additional consideration. As of July 31, 2018, no shares of the Company’s Class B common stock remained outstanding. In addition, an agreement was reached which converted the 10 shares of special voting preferred stock to 1,000,000 shares of Class A common stock.

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss at July 31, 2018, April 30, 2018 and July 31, 2017 were as follows.

	July 31, 2018	April 30, 2018	July 31, 2017
	(In thousands)
Foreign currency adjustment	$(1,583)	$(1,381)	$(1,026)
Unrealized gain on interest rate swap agreement, net of taxes	44	34	(39)
Total accumulated other comprehensive loss	$(1,539)	$(1,347)	$(1,065)
Net Loss per Share

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

The computation of basic and diluted net loss per share for the three months ended July 31, 2018 and 2017 is as follows:

	Three Months Ended July 31, 2018		Three Months Ended July 31, 2017
	Class A	Class B	Class A	Class B
	Common Stock	Common Stock	Common Stock	Common Stock
	(In thousands, except for share and per share amounts)
Basic and diluted net loss per share:
Numerator
Allocation of undistributed losses	$(19,081)	$(290)	$(9,607)	$(151)
Denominator
Weighted-average common stock outstanding	12,882,439	195,652	12,682,550	200,000

Basic and diluted net loss per share	$(1.48)	$(1.48)	$(0.76)	$(0.76)

As a result of the net losses for the periods shown, diluted net loss per share excludes the impact of shares of potential common stock from the exercise of options to purchase 692,205 and 1,391,423 shares for the three months ended July 31, 2018 and 2017, respectively, because the effect would be anti-dilutive.

(9) Stock Compensation Plans

Stock Options

The Company has an equity and cash incentive plan, for the issuance of up to 2,500,000 shares of Class A common stock in which employees and outside directors are eligible to receive awards. At July 31, 2018, 1,530,432 shares of Class A common stock remain available for grant.
Stock option activity during the three months ended July 31, 2018 was as follows:

	Number of options	Weighted average exercise price
Balance at beginning of period	472,503	$17.41
Granted	572,569	9.78
Expired or forfeited	(297,586)	18.61
Balance at end of period	747,486	$11.09

Intrinsic value is defined as the fair value of the stock less the cost to exercise. No options were exercised during the three months ended July 31, 2018. The total intrinsic value of stock options outstanding at July 31, 2018 was $0.4 million. Stock options vest from the date of grant to five years after the date of grant and expire from four to seven years after the vesting date.

Nonvested stock options activity during the three months ended July 31, 2018 was as follows:

	Nonvested options	Weighted average exercise price
Balance at beginning of period	267,433	$14.27
Granted	572,569	9.78
Vested	(50,000)	8.30
Forfeited	(197,088)	14.30
Balance at end of period	592,914	$10.04

At July 31, 2018, unrecognized compensation costs related to nonvested stock options were $1.0 million. These costs are expected to be recognized through fiscal 2022.
The following table summarizes information about stock options outstanding and exercisable at July 31, 2018:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of shares outstanding	Weighted average exercise price	Weighted average remaining contractual life (in years)	Number of options exercisable	Weighted average exercise price

$0.00 - $10.89	572,569	$9.78	6.7	50,000	$8.30
$10.90 - $16.38	124,738	11.72	3.8	54,393	12.79
$16.39 - $26.17	37,471	21.44	1.5	37,471	21.44
$26.18 - $33.38	12,708	33.38	1.1	12,708	33.38
	747,486	$11.09		154,572	$15.13

Restricted Stock Units

Restricted stock activity during the three months ended July 31, 2018 was as follows:

	Number of Restricted stock units	Weighted average fair value at grant date
Balance at beginning of period	127,030	$12.48
Granted	112,923	9.86
Vested	(1,690)	14.30
Forfeited	(68,096)	12.43
Balance at end of period	170,167	$10.74

At July 31, 2018, unrecognized compensation costs related to restricted stock units were $1.4 million. These costs are expected to be recognized through fiscal 2022.

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

The Company measures or monitors certain of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for those assets and liabilities for which fair value is the primary basis of accounting. Other assets and liabilities are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The following tables present, at July 31, 2018, April 30, 2018 and July 31, 2017, for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis (In thousands):

	July 31, 2018
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Recurring assets:
Interest rate swap agreement	$61	$—	$61	$—
Total recurring assets	61	—	61	—
Nonrecurring assets:
Impaired accounts and notes receivable, net of unrecognized revenue and allowance	15,199	—	—	15,199
Total nonrecurring assets	15,199	—	—	15,199
Total recurring and nonrecurring assets	$15,260	$—	$61	$15,199

Liabilities:
Recurring liabilities:
Contingent consideration included in obligations due to former ADs, franchisees and others	$1,432	$—	$—	$1,432
Total recurring liabilities	$1,432	$—	$—	$1,432

	April 30, 2018
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Recurring assets:
Cash equivalents	$12,056	$12,056	$—	$—
Interest rate swap agreement	57	—	57	—
Total recurring assets	12,113	12,056	57	—
Nonrecurring assets:
Impaired accounts and notes receivable, net of unrecognized revenue and allowance	15,223	—	—	15,223
Impaired goodwill	109	—	—	109
Impaired customer lists	4	—	—	4
Assets held for sale	8,941	—	—	8,941
Total nonrecurring assets	24,277	—	—	24,277
Total recurring and nonrecurring assets	$36,390	$12,056	$57	$24,277

Liabilities:
Recurring liabilities:
Contingent consideration included in obligations due to former ADs, franchisees and others	$1,545	$—	$—	$1,545
Total recurring liabilities	$1,545	$—	$—	$1,545

	July 31, 2017
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Nonrecurring assets:
Impaired accounts and notes receivable, net of unrecognized revenue and allowance	$14,570	$—	$—	$14,570
Total recurring and nonrecurring assets	$14,570	$—	$—	$14,570

Liabilities:				9539
Recurring liabilities:
Interest rate swap agreement	$39	$—	$39	$—
Contingent consideration included in obligations due to former ADs, franchisees and others	4,186	—	—	4,186
Total recurring liabilities	$4,225	$—	$39	$4,186

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of level 1 or 2 requiring fair value measurements for each of the three months ended July 31, 2018 and 2017.

The following methods and assumptions are used to estimate the fair value of our financial instruments.

Cash equivalents: The carrying amounts approximate fair value because of the short maturity of these instruments. Cash equivalent financial instruments consist of money market accounts.

Impaired accounts and notes receivable, net of unrecognized revenue: Accounts and notes receivable are considered to be impaired if the net amounts due exceed the fair value of the underlying franchise or if management considers it probable that all principal and interest will not be collected when contractually due. In establishing the estimated fair value of the underlying franchise, consideration is given to recent sales between franchisees, sales of Company-owned stores, the net fees of open offices, and the number of unopened offices.

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

Nicole Ossenfort’s (Chief Executive Officer) franchise agreement

The Company is or was a participant in the following related party transactions with Ms. Ossenfort since the beginning of fiscal 2019:

Ossenfort Franchise. Ms. Ossenfort, together with her husband, Scott Ossenfort (together, with Ms. Ossenfort, the “Ossenforts”), jointly own a Company franchise through JL Enterprises. JL Enterprises borrows operating funds for working capital to operate the franchises each year. During the three months ended July 31, 2018, JL Enterprises did not borrow operating funds for working capital to operate the franchise. During the three months ended July 31, 2018, the Company has recorded $34,642 of accounts receivable from the Ossenforts for royalties, advertising and financial product charges, of which a balance of $6,434 remained outstanding and payable to the Company as of July 31, 2018.

Shaun York’s (Chief Operating Officer) franchises and AD agreements

The Company is or was a participant in the following related party transactions with Mr. York since the beginning of fiscal 2019:

York Franchises. Mr. York operates eleven Company franchises through Yorkompany LLC, S&P Holding Group LLC, My Business Group LLC and Core Fitness Partners LLC (the “York Franchise Entities”). The York Franchise Entities borrow operating funds from the Company for working capital to operate the franchises each year. During the three months ended July 31, 2018, the York Franchise Entities borrowed operating funds in the amount of $40,065, of which $40,065 remained outstanding and payable to the Company as of July 31, 2018. In addition, during the three months ended July 31, 2018, the Company recorded $46,997 of accounts receivable from the York Franchise Entities for royalties, advertising and financial product charges, of which $41,332 remained outstanding and payable to the Company as of July 31, 2018.

York AD. Mr. York has Area Development arrangements with the Company that are conducted through Yorkompany LLC, S&P Holding Group LLC and TNT Florida Investments LLC (the “York AD Entities”). The York AD Entities were acquired by Mr. York through various transactions with the Company and through third party agreements with AD sellers. In connection with those transactions, the York AD Entities financed a total of $4,059,460 through the Company to acquire the Area Development territories and associated rights. The loans are payable by the York AD Entities in annual installments at 12% interest. As of July 31, 2018, the aggregate outstanding principal balance owed by the York AD Entities on the notes was $1,789,040.

As of July 31, 2018, the Company had accounts receivable from the York AD Entities of $3,105. The York AD Entities earned $73,620 for their portion of franchise fees, royalties and interest during the three months ended July 31, 2018.

York Debt Guarantees. Mr. York also has entered into multiple guarantee agreements with the Company whereby Mr. York has guaranteed all or a portion of the indebtedness owed by other franchisees and ADs to the Company as related to certain financial transactions for which Mr. York had an interest. The indebtedness owed by these franchisees and ADs as of July 31, 2018 is approximately $3,416,535.

John Seal’s (Director) AD agreement

The Company is or was a participant in the following related party transactions with Mr. Seal since the beginning of fiscal 2019:

JMS Tax, an entity controlled by Mr. Seal, a former director of the Company, owns an AD territory in Texas which a portion of the purchase price was financed through a note issued by the Company. There was no outstanding principal balance on the note as of July 31, 2018.
As of July 31, 2018, the Company had accounts receivable from JMS Tax of $675. JMS Tax earned $11,453 for their portion of franchise fees, royalties and interest during the three months ended July 31, 2018.
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

On December 27, 2017, the two above-referenced shareholder matters were consolidated into the case with the caption In Re: Liberty Tax, Inc. Stockholder Litigation, C.A. No. 2017-0883. On April 17, 2018, Plaintiffs filed an amended complaint (the "Amended Complaint"). The Amended Complaint added Gordon D’Angelo, Ellen McDowell, Nicole Ossenfort, and John Seal, with Hewitt as individual defendants (the “Individual Defendants”) and asserted class action allegations. Plaintiffs seek (i) a declaration that the Individual Defendants have breached the Company's Nominating Charter; (ii) a declaration that the Individual Defendants have breached their fiduciary duties; (iii) an award to the Plaintiffs and the Class in the amount of damages sustained as a result of the Individual breaches; (iv) certification of the action as a class action; (v) an award to the Company in the amount of damages sustained as a result of the Individual Defendants’ breaches of their fiduciary duties; (vi) a grant of further appropriate equitable relief to remedy the Individual Defendants’ breaches, including injunctive relief; (vii) an award to Plaintiffs of the costs and disbursements of this action, including reasonable attorneys’ fees, accountants’ and experts’ fees, costs and expenses; and (viii) such further relief as the Court deems just and proper. The Company has answered the Amended Complaint and discovery is underway. The individuals have filed a notice of motion to dismiss. No briefing schedule has been set on the motion. A mediation took place on November 12, 2018 but did not result in a resolution. A scheduling order has been entered which currently schedules trial in this matter to begin on March 18, 2019.

Eastern District of New York Securities Litigation

Rose Mauro, individually and on behalf of all others similarly situated v. Liberty Tax, Inc., Edward L. Brunot, John T. Hewitt, and Kathleen E. Donovan, filed in the United States District Court for the Eastern District of New York on January 12, 2018, Case No. 18 CV 245. Plaintiff filed a securities class action asserting violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rule 10b-5 against all defendants and a second count for violations of Section 20(a) of the Exchange Act against the individual defendants. According to the complaint, throughout the class period, the Company allegedly issued materially false and misleading statements and/or failed to disclose that: (1) Hewitt created an inappropriate tone at the top; (2) the inappropriate tone at the top led to ineffective entity level controls over the organization; and (3) as a result, defendants’ statements about the operations and prospects were materially false and misleading and/or lacked a reasonable basis at all relevant times.

Patrick Beland, individually and on behalf of all others similarly situated vs. Liberty Tax, Inc., Edward L. Brunot, John T. Hewitt, and Kathleen E. Donovan, filed in the United States District Court for the Eastern District of New York on December 15, 2017, case number 17 CV 7327. Plaintiff filed a securities class action asserting violations of Section 10(b) of the Exchange Act and Rule 10b-5 against all defendants and a second count for violations of Section 20(a) of the Exchange Act against the individual defendants. According to the complaint, throughout the class period, the Company allegedly issued materially false and misleading statements and/or failed to disclose that: (1) Hewitt created an inappropriate tone at the top; (2) the inappropriate tone at the top led to ineffective entity level controls over the organization; and (3) as a result, defendants’ statements about the business, operations and prospects were materially false and misleading and/or lacked a reasonable basis at all relevant times.

These actions were consolidated with the caption In Re Liberty Tax, Inc. Securities Litigation, Case No. 27 CV 07327 and IBEW Local 98 Pension Fund was appointed the Lead Plaintiff ("Lead Plaintiff"). On June 12, 2018, Lead Plaintiff filed its Consolidated Amended Class Action Complaint, which removed Brunot as a defendant, and added additional securities claim based on Section 14(a) of the Exchange Act and Rules 14a-3 and 14a-9. The Consolidated Amended Class Action Complaint, among other things, asserts that the Company’s SEC filings over a multi-year period failed to disclose the alleged misconduct of the individual defendants and that disclosure of the alleged misconduct caused the Company’s stock price to drop and, thereby harm the purported class of shareholders. The Class Period is alleged to be October 1, 2013 through February 23, 2018. The defendants filed a joint motion to dismiss the Consolidated Amended Class Action Complaint on September 17, 2018. Lead Plaintiff served their opposition on November 1, 2018 and the defendants filed their reply brief on November 27, 2018. A mediation took place on November 12, 2018 but did not result in a resolution.

Eastern District of Virginia Securities and Derivative Litigation

RSL Senior Partners LLC, derivatively and on behalf of Liberty Tax, Inc. v. Edward L. Brunot, John T. Hewitt, Kathleen E. Donovan, Gordon D’Angelo, John Garel, Thomas Herskovits, Robert M. Howard, Ross N. Longfield. Steven Ibbotson, Ellen M. McDowell, Nicole Ossenfort, George Robson and John Seal and Liberty Tax. Inc. (Nominal Defendant), Case No. 18 cv 127, filed on March 7, 2018 in the United States District Court for the Eastern District of Virginia. This shareholder derivative action was filed on behalf of the Company seeking to address the alleged wrongs of the Company’s directors and officers. The complaint alleges that certain conduct created an inappropriate tone at the top, which resulted in the loss of key executives, employees, directors and otherwise harmed the Company. The complaint asserts claims under Section 14(a) of the Exchange Act, 10(b) and 10b-5 and 20(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The Complaint seeks the following relief: (a) declaring that Plaintiff may maintain this action on behalf of the Company, and that Plaintiff is an adequate representative of the Company; (b)  declaring that the Individual Defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company; (c)  determining and awarding to the Company the damages sustained by it as a result of the violations set forth above from each of the Individual Defendants, jointly and severally, together with pre-judgment and post-judgment interest thereon;  (d)  directing the Company and the Individual Defendants to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable laws and to protect the Company and its shareholders from a repeat of the damaging events described herein, including, but not limited to, putting forward for shareholder vote the following resolutions for amendments to the Company’s Bylaws or Articles of Incorporation and the following actions as may be necessary to ensure proper corporate governance policies: (1) a proposal to strengthen the Board’s supervision of operations and develop and implement procedures for greater shareholder input into the policies and guidelines of the board; (2) a provision to permit the Class A shareholders of the Company to nominate at least five candidates for election to the board;  (3) a proposal to ensure the establishment of effective oversight of compliance with applicable laws, rules, and regulations; (4)  a proposal to revise the Code of Conduct to include provisions prohibiting sexual harassment and discrimination, and governing the maintenance and disclosure of sexual and romantic relationships between individuals associated with the Company; (e) awarding the Company restitution from Individual Defendants; (f) awarding Plaintiff the costs and disbursements of this action, including reasonable attorneys’ and experts’ fees, costs, and expenses; and (g) granting such other and further relief as the Court may deem just and proper.

No claim or relief is asserted against the Company, which is named solely as a Nominal Defendant.

On July 30, 2018, various motions were filed: (i) Defendants Hewitt, McDowell, Ossenfort and Seal collectively moved to dismiss the Complaint; (ii) Defendants Garel, Herskovits, Howard, Ibbotson, Longfield, and Robson collectively moved to dismiss the Complaint; (iii) Defendants Brunot and Donovan collectively moved to dismiss the Complaint; (iv) Company moved to stay the action pending resolution of parallel state (Delaware) and/or federal (New York) proceedings. Plaintiff’s oppositions were due by August 31, 2018. Defendants’ replies to Plaintiff’s oppositions were filed on September 10, 2018. A mediation took place on November 12, 2018 but did not result in a resolution. The Court has set a hearing date for December 13, 2018 for the respective motions.
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
On August 8, 2018, the Fourth Circuit Court of Appeals issued an unpublished opinion affirming in part, vacating in part, and remanding to the District Court with instructions via the opinion. The Court of Appeals affirmed the District Courts finding that the Company breached the PSA first, however, the Court of Appeals concluded the District Court erred as a matter of law when it determined that that the defendants were entitled to lost profits based on the purported extension of the PSA buyback deadline. The Court of Appeals held the alleged extension was not supported by independent consideration and thus not enforceable. It remanded the case for the District Court to recalculate damages consistent with said opinion.

On August 23, 2018, the defendants filed a petition for rehearing of the Fourth Circuit's decision. On September 5, 2018 the Fourth Circuit issued an order denying the petition for rehearing. On September 13, 2018 the Fourth Circuit issued a mandate that the judgment of the Fourth Circuit entered August 8, 2018 takes effect as of the same date of said filing. The matter has now officially be sent back to the District Court to recalculate damages consistent with the Fourth Circuit’s decision. The District Court entered an order on October 18, 2018 ordering Aime to provide the Court with a brief on damages within ten days of the entry of the Order and the Company has ten days to respond after the filing of the defendants' brief. The parties have filed their respective briefs and the Court held a hearing on damages on November 28, 2018. On November 29, 2018, the Court issued an order awarding Aime approximately $0.3 million in damages. Either party may potentially exercise a right to appeal the Court’s order, therefore the ultimate outcome of this action and the timing of such outcome is uncertain and there can be no assurance that the Company will benefit financially from such litigation.

Class Action Litigation

Broward Psychology P.A., v. JTH Tax, Inc. (Case 0:18-cv-60412). On February 26, 2018, a class action complaint was filed in the U.S. District Court for the Southern District of Florida by an individual plaintiff for itself and on behalf of all other “similarly situated” persons. The Complaint alleges, among other things, that from March 10, 2014 to 2018, the Company allegedly violated the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005 (collectively, the “TCPA”), by sending a facsimile advertisement to plaintiff and other putative class members that either were unsolicited and/or did not contain a valid opt-out notice. The complaint seeks certification of the lawsuit as a class action and the award to class members of the greater of actual damages or the sum of $500 for each violation and injunctive and other relief. Under the TCPA, the statutory remedy of $500 per violation may be trebled (i.e., $1,500 per violation) if the court finds the violations to be willful or knowing. On March 30, 2018 the Company filed a dispositive motion arguing that Plaintiff lacked Article III standing to sue Company. By Order dated August 21, 2018, the Court denied the Company’s motion. A mediation was held on September 20, 2018 and the case was settled for an immaterial amount.

Rene Labrado v. JTH Tax, Inc. (Case BC 715076). On July 3, 2018, a class action complaint was filed in the Superior Court of California, County of Los Angeles by a former employee for herself and on behalf of all other “similarly situated” persons. The Complaint alleges, among other things, that the Company allegedly violated various provisions of the California Labor Code, including: unpaid overtime, unpaid meal period premiums, unpaid rest premiums, unpaid minimum wages, final wages not timely paid, wages not timely paid, non-compliant wage statements, failure to keep pay records, unreimbursed business expenses and violation of California Business and Profession Code Section 17200. The Complaint seeks actual, consequential and incidental losses and damages, injunctive relief and other damages. The Company highly disputes the allegations set forth in the Complaint and plans on filing a dispositive motion. The Company intends to defend the case vigorously.

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

(13) Subsequent Events

On July 19, 2018, the Company’s former Chairman and Chief Executive Officer, John T. Hewitt, entered into a stock purchase agreement, dated July 19, 2018, to sell all of the shares of the Company’s Class A common stock and Class B common stock owned directly and indirectly by him to Vintage Tributum LP, an affiliate of Vintage Capital Management, LLC (“Vintage”), as an unaffiliated third party (the “Sale”). In connection with the Sale, the shares of the Company’s Class B common stock converted into shares of the Company’s Class A common stock, and no shares of the Company’s Class B common stock remained outstanding. On August 3, 2018, in connection with the Sale, Mr. Hewitt agreed to tender his resignation to the Board and agreed to cause the following members of the Board previously elected to the Board by Mr. Hewitt to tender their resignations to the Board, in each case, effective upon the closing of the Sale: Gordon D’Angelo, Ellen M. McDowell, Nicole Ossenfort and John Seal. Ms. Ossenfort continues to serve as the Company’s President and Chief Executive Officer following her resignation from the Board.

On August 9, 2018, the Company received a written consent executed by stockholders representing a majority of the outstanding shares of the Company’s Class A common stock electing Brian R. Kahn, Andrew M. Laurence, Matthew Avril, Bryant R. Riley, and Kenneth M. Young as Class A directors of the Company to serve until the Company’s next annual meeting of stockholders and until their successors are duly elected and qualified.

On September 5, 2018, the Company submitted its appeal of the Panel’s determination to delist the Company’s Class A common stock to the Nasdaq Listing and Review Council (the “Council”). On October 18, 2018, the Council affirmed the Panel’s determination. On November 7, 2018, the Nasdaq Board of Directors informed the Company that it had declined to review the Council's decision and, as such, the Company’s Class A common stock will continue to be quoted on the OTC Market under the symbol “TAXA”.

On November 28, 2018, the Company received an unsolicited and non-binding proposal from an unaffiliated private equity fund to acquire all of the outstanding shares. The Board of Directors intends to carefully review the unsolicited proposal and other strategic alternatives that may be available to the Company in consultation with its advisors.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements concerning our business, operations, financial performance, and condition, as well as our plans, objectives, and expectations for our business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, projections about our business and the industry in which we operate, and our management’s beliefs and assumptions. They are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate or could cause our actual results to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Factors that may cause such differences include, but are not limited to, the risks described under “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2018 and other filings with the U.S. Securities and Exchange Commission ("SEC"), including:

•	our inability to grow on a sustainable basis;

•	the seasonality of our business;

•	departures of key executives or directors;

•	our ability to attract additional talent to our senior management team;

•	our delisting determination by Nasdaq;

•	our inability to secure reliable sources of the tax settlement products we make available to our customers;

•	government regulation and oversight, including the regulation of tax preparers or settlement products such as refund transfers and loan settlement products;

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

Overview

We are one of the largest providers of tax preparation services in the U.S. and Canada. In fiscal year 2018, we operated 3,610 tax offices. Our tax preparation services and related tax settlement products are offered primarily through franchised locations, although we operate a limited number of Company-owned offices each tax season. See Note 1 "Description of Business and Summary of Significant Accounting Policies" in the notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2018, for details of the U.S. office activity and the number of Canadian and Company-owned offices for the years ended April 30, 2018, 2017 and 2016.

Our revenue primarily consists of the following components:

•
Franchise Fees: Our standard franchise fee per territory is $40,000, and we offer our franchisees flexible structures and financing options for franchise fees. Franchise fee revenue is recognized when our obligations to prepare the franchisee for operation are substantially complete.

•
Area Developer ("AD") Fees: Our fees for AD areas vary based on our assessment of the revenue potential of each AD area and also depend on the performance of any existing franchisees within the AD area being sold. Our ADs generally receive 50% of franchise fees, royalties, and a portion of the interest income derived from territories located in their area. AD fees received are recognized as revenue on a straight-line basis over the initial contract term of each AD agreement.

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

We operate Company-owned offices, substantially all of which are held for sale. If these offices remain unsold at the start of a tax season we will operate them for the tax season with the intent of selling them to qualified franchisees the next year, and, as a result, the number of Company-owned offices will vary from year to year. Going forward, the number of Company-owned offices may increase if the Company reacquires more offices from existing franchisees and does not find a suitable buyer to take over the office. During the three months ended July 31, 2018, the Company closed Company-owned offices as part of its restructuring initiatives. The Company incurred approximately $8.3 million of expenses related to restructuring initiatives during the three months ended July 31, 2018. The Company expects additional restructuring charges primarily associated with property and intangible impairments and exit costs which are estimated between $1.9 million to $3.9 million for the remainder of fiscal 2019.

For purposes of this section and throughout this quarterly report, all references to “fiscal 2019” and “fiscal 2018” refer to our fiscal years ending April 30, 2019 and ended April 30, 2018, respectively, and corresponding references to fiscal quarters are references to quarters within those fiscal years. For purposes of this section and throughout this quarterly report, all references to “year” or “years” are the respective fiscal year or years ended April 30 unless otherwise noted in this quarterly report, and all references to “tax season” refer to the period between January 1 and April 30 of the referenced year.

Results of Operations
The table below shows results of operations for the three months ended July 31, 2018 and 2017.

	Three Months Ended July 31,
			Change
	2018	2017	$	%
(dollars in thousands)
Total revenues	$7,163	$8,188	$(1,025)	(13)%
Loss from operations	(28,359)	(15,949)	(12,410)	78%
Net loss	(19,371)	(9,758)	(9,613)	99%

Revenues. The table below sets forth the components and changes in our revenues for the three months ended July 31, 2018 and 2017.

	Three Months Ended July 31,
			Change
	2018	2017	$	%
(dollars in thousands)
Franchise fees	$557	$71	$486	685%
Area Developer fees	1,028	1,068	(40)	(4)%
Royalties and advertising fees	1,562	1,689	(127)	(8)%
Financial products	579	582	(3)	(1)%
Interest income	1,656	2,297	(641)	(28)%
Assisted tax preparation fees, net of discounts	1,518	1,639	(121)	(7)%
Electronic filing fees	28	—	28	—%
Other revenues	235	842	(607)	(72)%
Total revenues	$7,163	$8,188	$(1,025)	(13)%

For the three months ended July 31, 2018, total revenues decreased $1.0 million, or 13%, to $7.2 million compared to $8.2 million in the same period last year. This decrease was primarily due to the following:

•	a decrease of $0.6 million in interest income related to a reduction in working capital loans to franchisees as well as a decrease in the loans due from reacquired ADs and franchisees; and

•	a decrease of $0.6 million in other revenues primarily related to gains recorded in 2018 on AD and franchisee acquisitions where the consideration was less than the value of the acquired asset; and

•	an increase of $0.5 million in franchisee fees primarily due to the implementation of ASC 606.

Operating expenses.    The table below details the amounts and changes in our operating expenses for the three months ended July 31, 2018 and 2017.

	Three Months Ended July 31,
			Change
	2018	2017	$	%
(dollars in thousands)
Employee compensation and benefits	$10,769	$9,991	$778	8%
Selling, general, and administrative expenses	11,304	9,202	2,102	23%
Area Developer expense	304	372	(68)	(18)%
Advertising expense	1,685	2,376	(691)	(29)%
Depreciation, amortization, and impairment charges	3,194	2,196	998	45%
Restructuring expense	8,266	—	8,266	—%
Total operating expenses	$35,522	$24,137	$11,385	47%

For the three months ended July 31, 2018, total operating expenses were $35.5 million compared to $24.1 million in the same period last year, representing an increase of $11.4 million, or 47%. The increase was primarily driven by the following:

•	a $8.3 million increase in restructuring expenses related to Company-store exit costs; and

•
a $2.1 million increase in selling, general and administrative expenses primarily related to audit and legal costs for the Company completing its required filings with the SEC for fiscal 2018 and 2019; and

•	a $0.8 million increase in employee compensation and benefits primarily resulting from executive severance; and

•	a $1.0 million increase in depreciation, amortization, and impairment expense mainly due to assets put into service.

These increases were partially offset by:

•	a decrease of $0.7 million in advertising expenses due to the timing of spending.

Income tax benefit. We recorded income tax benefits with effective rates of 32.9% and 39.5% during the three months ended July 31, 2018 and 2017, respectively. The decrease in the tax rate was primarily due to lower corporate income taxes rates from the Tax Act. Due to the seasonal nature of our business, we expect any losses that we incur through the first eight months of each fiscal year will be more than offset by the results of the last four months of the fiscal year.

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

Credit facility. Our amended credit facility consists of a $21.2 million term loan and a revolving credit facility that currently allows borrowing of up to $170.0 million with an accordion feature that permits the Company to request an increase in availability of up to an additional $50.0 million.

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

We were in compliance with our financial covenants as of July 31, 2018.

Franchisee lending and potential exposure to credit loss.  A substantial portion of our cash flow during the year is utilized to provide funding to our franchisees. At July 31, 2018, our total balance of loans to franchisees and ADs for working capital and equipment loans, representing cash amounts we had advanced to the franchisees and ADs, was $16.7 million. In addition, at that date, our franchisees and ADs together owed us an additional $65.9 million, net of unrecognized revenue of $10.0 million, for amounts representing the unpaid purchase price for franchise territories or areas comprising clusters of territories and other amounts owed to us for royalties and other amounts for which our franchisees and ADs had outstanding payment obligations. The following table provides a breakdown of our potential exposure to credit loss:

(In millions)	At July 31, 2018
Loans to franchisees and ADs for working capital and equipment loans		$16.7
Unpaid purchase price of franchise territories, royalties and other amounts, gross	75.8
Unrecognized revenue	(10.0)
Unpaid purchase price of franchise territories, royalties and other amounts, net		65.8
Book balance of amounts due		82.5
AD share of royalties and franchise fees		(7.2)
Exposure to potential credit loss		$75.3

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

 The unpaid amounts owed to us from our ADs and franchisees are collateralized by the underlying franchise or area and, when the franchise or area owner is an entity, are generally guaranteed by the related owners of the respective entity. Accordingly, to the extent a franchisee or AD does not satisfy its payment obligations to us, we may repossess the underlying franchise or area in order to resell it in the future. At July 31, 2018, we had an investment in impaired accounts and notes receivable and related interest receivable of approximately $23.1 million. We consider accounts and notes receivable to be impaired if the amounts due exceed the fair value of the underlying franchise and estimate an allowance for doubtful accounts based on that excess. Amounts due include the recorded value of the accounts and notes receivable reduced by the allowance for uncollected interest, amounts due to ADs for their portion of franchisee receivables, any related unrecognized revenue and amounts owed to the franchisee or AD by us. In establishing the fair value of the underlying franchise, we consider net fees of open territories and the number of unopened territories. At July 31, 2018, we have recorded an allowance for doubtful accounts for impaired accounts and notes receivable of $9.6 million. There were no significant concentrations of credit risk with any individual franchisee or AD as of July 31, 2018. We believe our allowance for doubtful accounts as of July 31, 2018 is adequate for our existing loss exposure. We closely monitor the performance of our franchisees and ADs and will adjust our allowances as appropriate if we determine the existing allowances are inadequate to cover estimated losses.

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

Sources and uses of cash

Operating activities. In the three months ended July 31, 2018, we used $0.9 million less cash in our operating activities compared to the same period in fiscal 2018. The decrease is primarily due to a $1.3 million reduction in employee compensation and advertising payments in fiscal 2019 compared to fiscal 2018.

Investing activities. In the three months ended July 31, 2018, we utilized $2.8 million less cash for investing activities compared to the same period in fiscal 2018. This decrease is largely due to a $2.2 million reduction in net cash used for the issuance of operating loans to franchisees and ADs, net of repayments and $0.4 million less in purchases of property, equipment and software.

Financing activities. In the three months ended July 31, 2018, cash from financing activities decreased $5.3 million compared to the same period in fiscal 2018. This decrease was driven by a reduction of $8.0 million in net borrowings under our revolving credit facility and a $2.3 million decrease in dividends paid compared to the same period in fiscal 2018.

Future cash needs and capital requirements

Operating cash flow needs. We believe our credit facility entered into on April 30, 2012, as amended, will be sufficient to support our cash flow needs for the current fiscal year. At July 31, 2018, using the leverage ratio applicable under our loan covenants at the end of the quarter, our maximum unused borrowing capacity was $138.6 million.

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

•	the extent to which we repurchase certain assets from franchisees and third parties and our ability to operate these assets profitably;

•	the extent, if any, to which our Board of Directors elects to continue to declare cash dividends on our common stock;

•	the extent and timing of payments related to litigation settlements; and

•	our ability to enter into a new credit facility prior to the maturity of our current facility on April 30, 2019.

Effect of our credit facility covenants on our future performance. Our credit facility, which matures on April 30, 2019, imposes several restrictive covenants, including a covenant that requires us to maintain a leverage ratio of not more than 5.5:1 at the end of each fiscal quarter ending January 31 and a leverage ratio of not more than 3.0:1 at the end of each other fiscal quarter. The higher permitted leverage ratio at the end of the January 31 quarter reflects the fact that as of that date, we have typically extended significant credit to our franchisees for working capital and other needs that is not reflected in repayments received from our franchisees until the period beginning in February each year. At July 31, 2018, our leverage ratio was 0.9:1.

We continue to be obligated under our credit facility to satisfy a fixed charge coverage ratio test, which requires that ratio to be not less than 1.50:1 at the end of every fiscal quarter. At July 31, 2018, our fixed charge coverage ratio was 2.2:1.

We were in compliance with the ratio tests described in this section as of July 31, 2018. We expect to be able to manage our cash flow and our operating activities in such a manner that we will continue to be able to satisfy our obligations under the credit facility for the remainder of the term of that facility.

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

•
Executive severance and related costs, including stock-based compensation: We exclude from our non-GAAP financial measures cash and non-cash stock-based compensation, related third-party expenses and perquisites associated with the separation of employment with executives of the Company.

•
Compliance Task Force and related costs: We exclude from our non-GAAP financial measures third-party expenses we incur related to our Compliance Task Force. These expenses include professional and legal fees.

•
Restructuring expense: We exclude from our non-GAAP financial measures cash and non-cash expenses of restructuring activities. These expenses include property and intangible impairments and exit costs.

•	Executive recruitment costs: We exclude from our non-GAAP financial measures one-time costs incurred to recruit and hire new executives.

•	Shareholder litigation costs: We exclude from our non-GAAP financial measures one-time costs incurred related to shareholder litigation.

The following is a reconciliation of GAAP Net Loss to EBITDA:

	Three Months Ended July 31,
	2018	2017
	(In thousands)
Net loss - as reported	$(19,371)	$(9,758)
Add back:
Interest expense	530	281
Income tax benefit	(9,516)	(6,362)
Depreciation, amortization, and impairment charges:
As reported	3,194	2,196
Total Adjustments	(5,792)	(3,885)
EBITDA	$(25,163)	$(13,643)

Included in restructuring expense on the condensed consolidated statement of operations for the three months ended July 31, 2018 is $4.2 million of depreciation, amortization, and impairment charges. EBITDA is $20.9 million with these expenses included.

The following is a reconciliation of our reported net loss to our non-GAAP financial measures. Amounts may not add or recalculate due to rounding.

Three Months Ended July 31, 2018
(In thousands except per share data)
	Revenues	Operating Expenses	Loss from Operations	EBITDA	Pre-tax Loss	Net Loss	Basic and Diluted EPS
As Reported	$7,163	$35,522	$(28,359)	$(25,163)	$(28,887)	$(19,371)	$(1.48)

Adjustments: (1)
Executive severance and related costs including stock-based compensation	—	(933)	933	933	933	681	0.05
Executive recruitment costs	—	(725)	725	725	725	529	0.04
Shareholder litigation costs	—	(55)	55	55	55	40	—
Restructuring expense	—	(8,266)	8,266	8,266	8,266	6,034	0.46
Total adjustments	—	(9,979)	9,979	9,979	9,979	7,284	0.55
Non-GAAP	$7,163	$25,543	$(18,380)	$(15,184)	$(18,908)	$(12,087)	$(0.93)
Three Months Ended July 31, 2017
(In thousands except per share data)
	Revenues	Operating Expenses	Loss from Operations	EBITDA	Pre-tax Loss	Net Loss	Basic and Diluted EPS
As Reported	$8,188	$24,137	$(15,949)	$(13,643)	$(16,120)	$(9,758)	$(0.76)

Adjustments: (1)
Executive recruiting cost	—	(325)	325	325	325	197	0.02
Compliance Task Force and related costs	—	(172)	172	172	172	104	0.01
Total adjustments	—	(497)	497	497	497	301	0.03
Non-GAAP	$8,188	$23,640	$(15,452)	$(13,146)	$(15,623)	$(9,457)	$(0.73)

(1) The net loss impact of the adjustments is calculated using the effective tax rate for the period.

Seasonality of Operations

Given the seasonal nature of the tax return preparation business, we have historically generated and expect to continue to generate most of our consolidated revenues during the period from January 1 through April 30 of each year. For example, in fiscal 2018 we earned 28% of our annual consolidated revenues during our fiscal third quarter ended January 31 and 91% of our annual revenues during the combined fiscal third and fourth quarters of 2018. We historically operate at a loss through the first eight months of each fiscal year, during which we incur costs associated with preparing for the upcoming tax season.

Off Balance Sheet Arrangements

We are a party to an interest rate swap agreement that allows us to manage fluctuations in cash flow resulting from changes in the interest rate on our variable rate mortgage. This swap effectively changes the variable-rate of our mortgage into a fixed rate of 4.12%. At July 31, 2018, the fair value of our interest rate swap was an asset of less than $0.1 million and was included in other current assets. The interest rate swap expires in December 2026.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks from those reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2018.

ITEM 4
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2018, the Company’s disclosure controls and procedures were not effective due to a material weakness in the Company's internal control over financial reporting as described below.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following deficiencies that constituted individually, or in the aggregate, a material weakness in our internal control over financial reporting as of July 31, 2018.

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

Because of this material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of July 31, 2018.

Remediation Efforts to Address Material Weakness

The Company's management has worked, and continues to work, to strengthen the internal control over financial reporting. The Company is committed to ensuring that such controls are designed and operating effectively. Since identifying the material weakness in the internal controls over financial reporting relating to the Company's former CEO and Chairman of the Board and his control of the Board of Directors through his ownership of Class B common stock, the Company has developed and implemented remediation plans to address these control failures. The Company's Board of Directors and management take internal controls over financial reporting and the integrity of the Company’s financial statements seriously and believe that the remediation steps described below, including with respect to personnel changes, were and are essential steps to maintaining strong and effective internal controls over financial reporting and a strong internal control environment.

The Company has taken significant steps to address the material weakness set forth above. The Company believes that making the following changes are critical steps toward addressing the “tone at the top” concerns that contributed to the material weakness it has identified. The following steps are among the measures that have been implemented or will be implemented as soon as practicable after the date of this filing:

•
On July 24, 2018, the Company's former President and Chief Executive Officer and Chairman of the Board of Directors, entered into a stock purchase agreement to sell all of the shares of the Company’s Class A common stock and Class B common stock owned directly and indirectly by him. As a result of this transaction, Mr. Hewitt resigned as Chairman of the Board.

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
ITEM 1A
RISK FACTORS

The following risk factor should be considered in addition to the risk factors described in Part I, Item 1A, in its Annual Report on Form 10-K for the fiscal year ended April 30, 2018:

Our Class A common stock is currently quoted on the OTC Market, which may have an unfavorable impact on our stock price and liquidity.

Effective at the open of business on August 2, 2018, our Class A common stock was suspended from trading on The Nasdaq Global Select Market (“Nasdaq”). Since then, our Class A common stock has been quoted on the OTC Market. The OTC Market is a significantly more limited market than Nasdaq. The quotation of our shares on the OTC Market may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. While we appealed the delisting determination of the Nasdaq Hearings Panel and requested to maintain the listing of the Company’s Class A common stock on Nasdaq, our appeal was denied on October 18, 2018. Accordingly, we cannot assure you that we will be able to meet the initial listing standards of any stock exchange or that we will be able to maintain any such listing.

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuances of unregistered securities during the three months ended July 31, 2018.

SHARE REPURCHASES

Our Board of Directors has authorized up to $10.0 million for share repurchases. This authorization has no specific expiration date and cash proceeds from stock option exercises increase the amount of the authorization. In addition, the Board of Directors authorized an AD repurchase program, which reduces the amount of the share repurchase authorization on a dollar-for-dollar basis. Shares repurchased from option exercises and RSUs vesting that are net-share settled by us and shares repurchased in privately negotiated transactions are not considered share repurchases under this authorization. The Company had no share repurchases and no purchases as part of its AD repurchase program during the quarter.

ITEM 3
DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4
MINE SAFETY DISCLOSURES

None.
ITEM 5
OTHER INFORMATION
None.
ITEM 6
EXHIBITS

We have filed the following exhibits as part of this report:

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

10.1	Employment Agreement for Nicole Ossenfort dated June 1, 2018 (Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on June 6, 2018).*		X

10.2	Employment Agreement for Shaun York dated June 1, 2018 (Exhibit 10.2 to Form 8-K, File No. 001-35588 filed on June 6, 2018).*		X

10.3	Employment Agreement for Ryan Dodson dated June 1, 2018 Exhibit 10.3 to Form 8-K, File No. 001-35588 filed on June 6, 2018).*		X

10.4	Employment Agreement for Michael S. Piper dated June 15, 2018 (Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on June 18, 2018).*		X

10.5
Consent Sixth Amendment to Revolving Credit and Term Loan Agreement dated as of July 18, 2018 among Liberty Tax, Inc. SunTrust Bank and other parties thereto (Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on July 24, 2018).

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

Liberty Tax, Inc. (Registrant)

November 30, 2018	By:	/s/ Nicole Ossenfort
Nicole Ossenfort Chief Executive Officer (Principal Executive Officer)

November 30, 2018	By:	/s/ Michael S. Piper
Michael S. Piper Chief Financial Officer (Principal Financial Officer)