Form 10-Q
period 2018-10-31
Liberty Tax, Inc.
filed 2018-12-10
CIK 1528930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
 The number of shares outstanding of the registrant’s Class A common stock as of December 3, 2018 was 14,036,684 shares.

LIBERTY TAX, INC.

Form 10-Q for the Quarterly Period Ended October 31, 2018

PART I. FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS (UNAUDITED)

LIBERTY TAX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
October 31, 2018, April 30, 2018 and October 31, 2017
(In thousands, except share data)

	October 31, 2018	April 30, 2018	October 31, 2017
Assets	(unaudited)		(unaudited)
Current assets:
Cash and cash equivalents	$5,132	$18,522	$5,173
Receivables:
Accounts receivable	40,089	52,517	41,850
Notes receivable - current	38,014	24,295	39,445
Interest receivable, net of uncollectible amounts	2,500	1,526	3,487
Allowance for doubtful accounts - current	(11,937)	(11,522)	(8,235)
Total current receivables, net	68,666	66,816	76,547
Assets held for sale	4,357	8,941	16,173
Income taxes receivable	14,890	—	14,726
Other current assets	2,928	5,429	3,909
Total current assets	95,973	99,708	116,528
Property, equipment, and software, net	36,185	38,636	39,747
Notes receivable, non-current	10,569	6,554	18,049
Allowance for doubtful accounts, non-current	(1,502)	(965)	(1,614)
Total non-current notes receivables, net	9,067	5,589	16,435
Goodwill	7,550	8,640	7,448
Other intangible assets, net	21,731	22,837	23,029
Deferred income taxes	1,441	343	177
Other assets	2,013	2,250	2,651
Total assets	$173,960	$178,003	$206,015
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term obligations	$15,685	$18,113	$5,306
Accounts payable and accrued expenses	15,100	14,521	11,936
Due to Area Developers (ADs)	6,886	17,906	7,484
Income taxes payable	—	4,511	—
Revolving credit facility	48,275	—	—
Deferred revenue - current	3,873	2,021	2,428
Total current liabilities	89,819	57,072	27,154
Long-term obligations, excluding current installments, net	1,979	2,270	17,106
Revolving credit facility	—	—	60,950
Deferred revenue and other - non-current	6,890	4,692	5,611
Deferred income tax liability	919	1,397	3,585
Long-term income taxes payable	1,070	1,070	—
Total liabilities	100,677	66,501	114,406
Commitments and contingencies
Stockholders’ equity:
Special voting preferred stock, $0.01 par value per share, 0, 10 and 10 shares authorized, issued and outstanding, respectively	—	—	—
Class A common stock, $0.01 par value per share, 21,200,000 shares authorized, 14,036,684, 12,823,020 and 12,725,472 shares issued and outstanding, respectively	140	128	127
Class B common stock, $0.01 par value per share, 1,000,000 shares authorized, 0, 200,000 and 200,000 shares issued and outstanding, respectively	—	2	2
Exchangeable shares, $0.01 par value per share, 1,000,000 shares authorized, 0, 1,000,000 and 1,000,000 shares issued and outstanding, respectively	—	10	10
Additional paid-in capital	11,964	11,570	10,285
Accumulated other comprehensive loss, net of taxes	(1,654)	(1,347)	(1,393)
Retained earnings	62,833	101,139	82,578
Total stockholders’ equity	73,283	111,502	91,609
Total liabilities and stockholders’ equity	$173,960	$178,003	$206,015

See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
Three and Six Months Ended October 31, 2018 (unaudited) and 2017 (unaudited)
(In thousands, except share count and per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017
Revenue:
Franchise fees	$449	$193	$1,006	$264
Area Developer fees	619	634	1,647	1,702
Royalties and advertising fees	1,474	1,299	3,036	2,988
Financial products	477	636	1,056	1,218
Interest income	1,549	2,101	3,205	4,398
Assisted tax preparation fees, net of discounts	1,382	1,549	2,901	3,189
Electronic filing fees	30	—	58	—
Other revenues	796	1,359	1,031	2,199
Total revenues	6,776	7,771	13,940	15,958
Operating expenses:
Employee compensation and benefits	9,205	10,712	19,975	20,703
Selling, general, and administrative expenses	10,052	9,554	21,354	18,754
Area Developer expense	401	397	706	769
Advertising expense	1,229	1,702	2,914	4,079
Depreciation, amortization, and impairment charges	3,165	2,334	6,359	4,530
Restructuring expense	1,078	3,371	9,345	3,371
Total operating expenses	25,130	28,070	60,653	52,206
Loss from operations	(18,354)	(20,299)	(46,713)	(36,248)
Other income (expense):
Foreign currency transaction gain (loss)	(2)	(39)	—	71
Interest expense	(547)	(508)	(1,077)	(789)
Loss before income taxes	(18,903)	(20,846)	(47,790)	(36,966)
Income tax benefit	(6,029)	(7,743)	(15,545)	(14,105)
Net loss	(12,874)	(13,103)	(32,245)	(22,861)
Net loss per share of common stock:
Basic and diluted	$(0.92)	$(1.02)	$(2.38)	$(1.77)

Weighted-average shares outstanding basic and diluted	14,033,895	12,903,626	13,555,993	12,893,088

Dividends declared per share of common stock and common stock equivalents	$—	$0.16	$0.16	$0.32

See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss
Three and Six Months Ended October 31, 2018 (unaudited) and 2017 (unaudited)
(In thousands)

	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017
Net loss	$(12,874)	$(13,103)	$(32,245)	$(22,861)
Unrealized gain on interest rate swap agreement, net of taxes of $4, $9, $(1) and $9, respectively	10	26	20	11
Foreign currency translation adjustment	(125)	(354)	(327)	680
Comprehensive loss	$(12,989)	$(13,431)	$(32,552)	$(22,170)

 See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
Six Months Ended October 31, 2018 (unaudited) and 2017 (unaudited)
(In thousands)

	Six Months Ended October 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(32,245)	$(22,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	3,898	3,455
Depreciation, amortization, and impairment charges	6,359	4,530
Amortization of deferred financing costs	138	—
Loss on disposal of fixed and intangible assets	5,330	841
Stock-based compensation expense	439	1,973
Loss on bargain purchases and sales of Company-owned offices	(138)	(729)
Equity in gain of affiliate	46	—
Deferred tax income (expense)	(179)	7
Changes in accrued income taxes	(19,441)	(21,098)
Changes in other assets and liabilities	54	(5,742)
Net cash used in operating activities	(35,739)	(39,624)
Cash flows from investing activities:
Issuance of operating loans to franchisees and ADs	(18,828)	(21,082)
Payments received on operating loans to franchisees	1,525	2,110
Purchases of AD rights, Company-owned offices and acquired customer lists	(119)	(2,112)
Proceeds from sale of Company-owned offices and AD rights	90	76
Purchases of property, equipment and software	(1,925)	(2,704)
Net cash used in investing activities	(19,257)	(23,712)
Cash flows from financing activities:
Proceeds from the exercise of stock options	—	95
Dividends paid	(2,244)	(4,482)
Repayment of amounts due to former ADs and franchisees	—	(2,971)
Repayment of long-term obligations	(4,280)	(1,654)
Borrowings under revolving credit facility	48,601	61,257
Repayments under revolving credit facility	(326)	(307)
Cash paid for taxes on exercises/vesting of stock-based compensation	(46)	(153)
Net cash provided by financing activities	41,705	51,785
Effect of exchange rate changes on cash, net	(99)	297
Net decrease in cash and cash equivalents	(13,390)	(11,254)
Cash and cash equivalents at beginning of period	18,522	16,427
Cash and cash equivalents at end of period	$5,132	$5,173

See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
Six Months Ended October 31, 2018 (unaudited) and 2017 (unaudited)
(In thousands)

	Six Months Ended October 31,
	2018	2017
Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest of $16 and $305, respectively	$1,010	$761
Cash paid for taxes, net of refunds	4,030	7,011
Accrued capitalized software costs included in accounts payable	121	70
During the six months ended October 31, 2018 and 2017, the Company acquired certain assets from ADs, franchisees, and third parties as follows:
Fair value of assets purchased	$1,748	$8,002
Receivables applied, net of amounts written off, due ADs and related deferred revenue	(117)	(4,327)
Bargain purchase gains	(48)	(674)
Long-term obligations and accounts payable issued to seller	(1,464)	(889)
Cash paid to ADs, franchisees and third parties	$119	$2,112
During the six months ended October 31, 2018 and 2017, the Company sold certain assets to ADs and franchisees as follows:
Book value of assets sold	$726	$305
Gain on sale - revenue deferred	—	18
Loss on sale - loss recognized	(27)	(12)
Notes received	(609)	(235)
Cash received from ADs and franchisees	$90	$76

See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

October 31, 2018 and 2017

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

Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)." This update will replace existing lease guidance in GAAP and will require lessees to recognize lease assets and lease liabilities on the balance sheet for all leases and disclose key information about leasing arrangements, such as information about variable lease payments and options to renew and terminate leases. When implemented, lessees and lessors will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The update is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently finalizing its implementation plan and evaluating the impact of the new pronouncement on its consolidated financial statements. The Company expects the adoption of this pronouncement to result in a material increase in the assets and liabilities on its consolidated balance sheets, but does not expect it to have a material impact on its consolidated statements of operations.

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

Initial Franchise Fees

Typically, franchise rights are granted to franchisees for an initial term of five years with an option to renew at no additional cost. In exchange for initial franchise fees, royalties and advertising fees, the Company is obligated by its franchise agreements to provide training, an operations manual, site selection guidance, tax preparation software, operational assistance, tax and technical support, the ability to perform electronic filing, and marketing and advertising. Under the previous revenue recognition guidance, revenues from initial franchise fees were recognized when the obligations of the Company to prepare the franchisee for operation were substantially complete, up to the amount of cash received.

Under the new guidance, the standard requires that the transaction price received from customers be allocated to each separate and distinct performance obligation. The transaction price attributable to each separate and distinct performance obligation is then recognized as the performance obligations are satisfied. The services that the Company provides related to the initial franchise fees the Company receives from franchisees do not contain separate and distinct performance obligations from the franchise right. Accordingly, under the new standard, initial franchise fees, as constrained for amounts the Company does not expect to collect, will be recognized over the initial term of the franchise agreement, which is generally five years.

AD Fees

Historically, the rights to develop a new territory were granted to an AD for an initial term of six or ten years with an option to renew at no additional cost. Under the previous revenue recognition guidance, AD fees were recognized as revenue on a straight-line basis over the initial contract term of each AD agreement with the cumulative amount of revenue recognized not to exceed the amount of cash received. Under the new guidance, the standard requires the Company to recognize AD fees, as constrained for amounts not expected to be collected, over the initial term of the AD agreement.

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

Electronic Filing Fees

Electronic filing fees are recorded in the period the tax return is electronically filed. Under the previous revenue recognition guidance, the electronic filing fees and the franchisees’ share in such fees were recorded as revenues and expense in the consolidated income statement, respectively. Under the new guidance, the electronic filing fees, net of the franchisees’ share in such fees, will be recorded as revenues in the consolidated statements of operations.

Transition Method

The Company applied the new guidance on all contracts that were not completed as of May 1, 2018 using the modified retrospective method, whereby the cumulative effect of initially adopting the guidance was recognized as an adjustment to the opening balance of retained earnings at May 1, 2018 in the amount of $3.8 million, net of tax, with corresponding increases in deferred revenue and notes receivable. Therefore, the results of operations from the comparative period have not been adjusted and continue to be reported under the previous revenue recognition guidance.

Impacts on the Condensed Consolidated Financial Statements

The following tables summarize the impacts of adopting ASC 606 on the Company’s condensed consolidated financial statements as of and for the six months ended October 31, 2018:

Condensed Consolidated Balance Sheet	As Reported	ASC 606 Adjustment	Balances Without Adoption of ASC 606
	(In thousands)
Notes receivable, current	$38,014	$851	$37,163
Allowance for doubtful accounts - current	(11,937)	331	(12,268)
Income taxes receivable	14,890	(627)	15,517
Notes receivable, non-current	10,569	425	10,144
Other intangible assets, net	21,731	(169)	21,900
Deferred income taxes	1,441	1,111	330
Total assets	173,960	1,924	172,036
Deferred revenue, current	3,873	2,093	1,780
Deferred revenue and other, non-current	6,890	3,127	3,763
Deferred income tax liability	919	(456)	1,375
Total liabilities	100,677	2,270	98,407
Retained earnings	62,833	(346)	63,179
Total stockholders' equity	73,283	(346)	73,629
Total liabilities and stockholders’ equity	$173,960	$1,924	$172,036

Condensed Consolidated Statement of Operations	As Reported	ASC 606 Adjustment	Balances Without Adoption of ASC 606
	(In thousands)
Franchise fees	$1,006	$683	$323
Area Developer fees	1,647	601	1,046
Electronic filing fees	58	(231)	289
Other revenues	1,031	132	899
Total revenues	13,940	1,186	12,754
Selling, general, and administrative expenses	21,354	(232)	21,586
Total operating expenses	60,653	1,247	59,406
Loss from operations	(46,713)	(61)	(46,652)
Loss before income taxes	(47,790)	1,417	(49,207)
Income tax benefit	(15,545)	462	(16,007)
Net loss	$(32,245)	$955	$(33,200)

There have been no other significant changes in the Company's condensed consolidated balance sheets or statements of operations and cash flows as a result of the adoption of ASC 606.

 Contract Balances

The following table provides information about receivables and contract liabilities (deferred revenue) from contracts with customers:

	October 31, 2018	April 30, 2018
	(In thousands)
Notes receivable (1)	$48,583	$30,849
Deferred revenue (2)	10,149	5,667

(1) Notes receivable increased by $1.7 million as of May 1, 2018 due to the change in the Company's revenue recognition policy for initial franchise and AD fees upon adoption of ASC 606.

(2) Deferred revenue increased $6.9 million as of May 1, 2018 due to the cumulative effect of adopting ASC 606.

Significant changes in deferred franchise and AD fees are as follows:

Six Months Ended
October 31, 2018
(In thousands)
Deferred franchise and AD fees at beginning of period	$5,667
ASC 606 deferred franchise and AD fees adoption	6,940
Revenue recognized during the period	(2,652)
New deferrals of franchise and AD fees	194
Deferred franchise and AD fees at end of period	$10,149

Anticipated Future Recognition of Deferred Franchise and AD Fees

The following table reflects the estimated franchise and AD fees expected to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

Estimate for Fiscal Year
(In thousands)
2019 (1)	$1,905
2020	3,413
2021	2,485
2022	1,473
2023	624
Thereafter	249
Total	$10,149

(1) Represents franchise and AD fees expected to be recognized for the remainder of fiscal 2019. The amount does not include $2.7million of franchise and AD fee revenues recognized for the six months ended October 31, 2018.

The Company has applied the optional exemption, as provided for under ASC 606, which allows the Company not to disclose the transaction price allocated to unsatisfied performance obligations when the transaction price is a sales-based royalty.

Foreign Operations

Canadian operations contributed $0.4 million and $0.4 million in revenues for the three months ended October 31, 2018 and 2017, respectively, and $1.2 million and $1.4 million in revenues for the six months ended October 31, 2018 and 2017, respectively.

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

At October 31, 2018, the Company had unfunded lending commitments for working capital loans to franchisees and ADs of $13.5 million through the end of the current fiscal year.

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

Activity in the allowance for doubtful accounts for the three and six months ended October 31, 2018 and 2017 was as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017
	(In thousands)
Balance at beginning of period	$13,559	$10,625	$12,487	$12,020
Provision for doubtful accounts	1,931	2,047	3,870	3,455
Write-offs	(2,040)	(2,773)	(2,880)	(5,723)
Foreign currency adjustment	(11)	(50)	(38)	97
Balance at end of period	$13,439	$9,849	$13,439	$9,849

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

The allowance for doubtful accounts at October 31, 2018, April 30, 2018 and October 31, 2017, was allocated as follows:

	October 31, 2018	April 30, 2018	October 31, 2017
	(In thousands)
Impaired:
Notes and interest receivable, net of unrecognized revenue	$11,734	$11,654	$13,778
Accounts receivable	12,412	13,891	10,026
Less amounts due to ADs and franchisees	(1,604)	(1,907)	(1,010)
Amounts receivable less amounts due to ADs and franchisees	$22,542	$23,638	$22,794

Allowance for doubtful accounts for impaired notes and accounts receivable	$9,526	$10,322	$8,109

Non-impaired:
Notes and interest receivable, net of unrecognized revenue	$39,349	$20,721	$47,203
Accounts receivable	27,677	38,626	31,824
Less amounts due to ADs and franchisees	(5,476)	(11,722)	(7,024)
Amounts receivable less amounts due to ADs and franchisees	$61,550	$47,625	$72,003

Allowance for doubtful accounts for non-impaired notes and accounts receivable	$3,913	$2,165	$1,740

Total:
Notes and interest receivable, net of unrecognized revenue	$51,083	$32,375	$60,981
Accounts receivable	40,089	52,517	41,850
Less amounts due to ADs and franchisees	(7,080)	(13,629)	(8,034)
Amounts receivable less amounts due to ADs and franchisees	$84,092	$71,263	$94,797

Total allowance for doubtful accounts	$13,439	$12,487	$9,849

The Company’s average investment in impaired receivables during the six months ended October 31, 2018 and 2017 was $23.1 million and $23.5 million, respectively.

Analysis of Past Due Receivables

The breakdown of accounts and notes receivable past due at October 31, 2018 was as follows:

	Past due	Current	Interest receivable, net	Total receivables
	(In thousands)
Accounts receivable	$34,732	$5,357	$—	$40,089
Notes and interest receivable, net (1)	12,109	36,474	2,500	51,083
Total accounts, notes and interest receivable	$46,841	$41,831	$2,500	$91,172

(1)    Interest receivable is shown net of an allowance for uncollectible interest of $3.0 million.

Accounts receivable are considered to be past due if unpaid 30 days after billing, and notes receivable are considered past due if unpaid 90 days after the due date. If it is determined the likelihood of collecting substantially all of the notes and accrued interest is not probable, the notes are put on non-accrual status. The Company’s investment in notes receivable on non-accrual status was $12.1 million, $13.6 million and $11.3 million at October 31, 2018, April 30, 2018, and October 31, 2017, respectively. Payments received on notes in non-accrual status are applied to the principal until the note is current and then to interest income. Non-accrual notes that are paid current and expected to remain current are moved back into accrual status during the next annual review.

(3) Restructuring Expense

In the six months ended October 31, 2017, the Company began restructuring initiatives involving a review of Company-owned stores and service providers to improve the Company's overall long-term profitability. The Company incurred $9.3 million of expenses in the six months ended October 31, 2018 related to these initiatives. The expenses incurred are presented in the Restructuring expense line item in the consolidated statements of operations. The composition of the restructuring expenses incurred for the six months ended October 31, 2018 were as follows:

Expense	Cash	Accrued Expenses	Non-cash	Total Expense
	(In thousands)
Contract termination costs - maintenance	$37	$—	$—	$37
Property and intangible impairments and exit costs	1,031	2,718	5,559	9,308
Total	$1,068	$2,718	$5,559	$9,345

The property and intangible impairments and exit costs, which were primarily recorded in assets held for sale, were comprised of expenses related to lease obligations and non-cash charges associated with intangible write-downs. The accrued restructuring expenses of $2.7 million are included in "Accounts payable and accrued expenses" in the accompanying consolidated balance sheets.

A summary of the activity in accrued expenses related to restructuring initiatives for the six months ended October 31, 2018 is as follows:

	Contract termination costs - maintenance	Property and intangible impairments and exit costs	Total accrued expenses
	(In thousands)
Balance at beginning of period	$1,359	$—	$1,359
Additions accrued against the liability	—	3,749	3,749
Cash payments	—	(1,031)	(1,031)
Balance at end of period	$1,359	2,718	$4,077

(4) Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the six months ended October 31, 2018 and 2017 were as follows:

	October 31, 2018	October 31, 2017
	(In thousands)
Balance at beginning of period	$8,640	$8,576
Acquisitions of assets from franchisees and others	118	29
Disposals and foreign currency changes, net	(1,208)	(125)
Purchase price reallocation	—	(1,032)
Balance at end of period	$7,550	$7,448

Components of intangible assets were as follows as of October 31, 2018, April 30, 2018 and October 31, 2017:

	October 31, 2018
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Customer lists acquired from unrelated third parties	5 years	$3,187	$(1,846)	$1,341
Tradenames	3 years	539	(291)	248
Non-compete agreements	2 years	241	(205)	36
Assets acquired from franchisees:
Customer lists	4 years	1,235	(1,015)	220
Reacquired rights	2 years	977	(898)	79
AD rights	9 years	32,002	(12,195)	19,807
Total intangible assets		$38,181	$(16,450)	$21,731

	April 30, 2018
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Customer lists acquired from unrelated third parties	5 years	$3,187	$(1,555)	$1,632
Tradenames	3 years	431	(172)	259
Non-compete agreements	2 years	241	(145)	96
Assets acquired from franchisees:
Customer lists	4 years	1,842	(1,427)	415
Reacquired rights	2 years	1,436	(1,393)	43
AD rights	9 years	30,907	(10,515)	20,392
Total intangible assets		$38,044	$(15,207)	$22,837

	October 31, 2017
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Customer lists acquired from unrelated third parties	5 years	$3,188	$(1,224)	$1,964
Tradenames	3 years	431	(100)	331
Non-compete agreements	2 years	241	(85)	156
Assets acquired from franchisees:
Customer lists	4 years	1,212	(1,011)	201
Reacquired rights	2 years	946	(926)	20
AD rights	9 years	29,260	(8,903)	20,357
Total intangible assets		$35,278	$(12,249)	$23,029

The Company acquired $1.3 million and $2.8 million of AD rights during the six months ended October 31, 2018 and 2017, respectively.
During the six months ended October 31, 2018 and 2017, the Company did not acquire any assets of U.S. or Canadian franchisees, or third parties that were not classified as assets held for sale.

(5) Assets Held For Sale

At the end of the second quarter of fiscal 2019 and 2018, assets acquired from U.S. franchisees were classified as assets held for sale. During the six months ended October 31, 2018, the Company acquired $0.3 million in assets from U.S. franchisees and third parties that were first accounted for as business combinations, with the value allocated to customer lists and reacquired rights of less than $0.2 million and goodwill of less than $0.2 million prior to being recorded as assets held for sale. During the six months ended October 31, 2017, the Company acquired $5.2 million in assets from U.S. franchisees and third parties that were first accounted for as business combinations, with the value allocated to customer lists and reacquired rights of $2.6 million and goodwill of $2.6 million prior to being recorded as assets held for sale. The Company intends to sell the majority of assets associated with Company-owned offices within one year. The acquired businesses are operated as Company-owned offices until a buyer is located and a new franchise agreement is entered into. During the six months ended October 31, 2018, the Company sold, terminated, or impaired $4.9 million in assets from U.S. franchisees, of which $3.8 million was included in the Company's restructuring initiative.

Changes in the carrying amount of assets held for sale for the six months ended October 31, 2018 and 2017 were as follows:

	Six Months Ended October 31,
	2018	2017
	(In thousands)
Balance at beginning of period	$8,941	$11,989
Reacquired and acquired from third parties	302	5,231
Sold or terminated, impairments and other	(4,886)	(1,047)
Balance at end of period	$4,357	$16,173

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

The average interest rate paid during the six months ended October 31, 2018 and 2017 was 3.78% and 2.91%, respectively. The indebtedness is collateralized by substantially all the assets of the Company, and both loans mature on April 30, 2019.

The credit facility contains certain financial covenants that the Company must meet, including leverage and fixed-charge coverage ratios as well as minimum net worth requirements. In addition, the Company must reduce the outstanding balance under its revolving credit facility to zero for a period of at least 45 consecutive days each fiscal year. The Company was in compliance with the financial covenants at October 31, 2018.

In December 2016, the Company obtained a mortgage payable to a bank in monthly installments of principal payments plus interest at the one-month LIBOR plus 1.85% through December 2026 with a balloon payment of $0.8 million due at maturity. The mortgage is collateralized by land and buildings.

In December 2016, in connection with obtaining a mortgage payable to a bank, the Company entered into an interest rate swap agreement that allows it to manage fluctuations in cash flow resulting from changes in the interest rate on the mortgage. This swap effectively changes the variable-rate of the Company's mortgage into a fixed rate of 4.12%. The Company has designated this swap agreement as a cash flow hedge. At October 31, 2018, the fair value of the interest rate swap is less than $0.1 million and is included in other current assets. The interest rate swap expires in December 2026.

Long-term obligations at October 31, 2018, April 30, 2018, and October 31, 2017 consisted of the following:

	October 31, 2018	April 30, 2018	October 31, 2017
	(In thousands)
Credit Facility:
Revolver	$48,275	$—	$60,950
Term loan, net of debt issuance costs	13,680	14,855	15,898
Total credit facility	61,955	14,855	76,848

Long-Term Obligations
Term loan, net of debt issuance costs	13,680	14,855	15,898
Due former ADs, franchisees and third parties	2,008	3,490	4,414
Mortgages	1,976	2,038	2,100
	17,664	20,383	22,412
Less: current installments	(15,685)	(18,113)	(5,306)
Long-term obligations, excluding current installments, net	$1,979	$2,270	$17,106

(7) Income Taxes

During the second quarter of fiscal 2019, the Company continued its assessment of the corporate income tax impacts expected to result from the Tax Cuts and Jobs Act (the “Tax Act”). During the six months ended October 31, 2018, the Company did not adjust its provisional amounts recorded as of April 30, 2018. The Company is finalizing its assessment of the impact of the Tax Act and the provisional estimates may change because of additional analysis of the underlying calculations or additional regulatory guidance.

Similar to prior years, pre-tax book income estimated in the fourth quarter of fiscal 2019 is expected to offset pre-tax book loss for the six months ended October 31, 2018 due to the established pattern of seasonality in the Company's primary business operations. Management has determined it is at least more-likely-than-not that realization of tax benefits recorded in the Company's financial statements will occur during fiscal 2019. The amount of tax benefit recorded for the six months ended October 31, 2018 reflects the Company’s estimated annual effective tax rate applied to the year-to-date loss from continuing operations adjusted for the tax impact of discrete items.

The Company's effective tax rate from continuing operations, including discrete income tax items, was 31.9% and 32.5% for the three and six months ended October 31, 2018, respectively and 37.1% and 38.2% for the three and six months ended October 31, 2017, respectively. The reduced effective tax rate results primarily from the decrease in the U.S. federal corporate income tax rate from 35% to 21%, effective after December 31, 2017.

(8) Stockholders’ Equity

Stockholders' Equity Activity
During the six months ended October 31, 2018 and 2017, activity in stockholders’ equity was as follows:

	Six Months Ended October 31,
	2018	2017
	(In thousands, except for share amounts)
Class A common stock issued from the vesting of restricted stock and as director compensation	13,664	33,922
Class B common stock converted to Class A common stock	200,000	—
Exchangeable shares exchanged for Class A common stock	1,000,000	—

Proceeds from exercise of stock options	$—	$95
Stock-based compensation expense	$439	$1,973
Dividends declared	$2,267	$4,590

In July 2018, the sole holder of the Company's Class B common stock entered into a stock purchase agreement to sell all of their outstanding shares of the Company's Class A common stock and Class B common stock owned directly and indirectly by them. In connection with the sale, the shares of the Company’s Class B common stock converted into shares of the Company’s Class A common stock on a one-for-one basis and for no additional consideration. As of October 31, 2018, no shares of the Company’s Class B common stock remained outstanding. In addition, the sole holder of the Company’s exchangeable shares elected to exchange all of the exchangeable shares held by it for shares of the Company’s Class A common stock on a one-for-one basis and for no additional consideration. In connection with such exchange, the Company redeemed all ten of its outstanding shares of special voting preferred stock for a price of $1.00 per share. As of October 31, 2018, no shares of the Company’s exchangeable shares or special voting preferred stock remained outstanding or authorized to issue.

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss at October 31, 2018, April 30, 2018 and October 31, 2017 were as follows.

	October 31, 2018	April 30, 2018	October 31, 2017
	(In thousands)
Foreign currency adjustment	$(1,708)	$(1,381)	$(1,380)
Unrealized gain on interest rate swap agreement, net of taxes	54	34	(13)
Total accumulated other comprehensive loss	$(1,654)	$(1,347)	$(1,393)
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
The computation of basic and diluted net loss per share for the six months ended October 31, 2018 and 2017 is as follows:

	Three Months Ended October 31, 2018		Three Months Ended October 31, 2017
	Class A	Class B	Class A	Class B
	Common Stock	Common Stock	Common Stock	Common Stock
	(In thousands, except for share and per share amounts)
Basic and diluted net loss per share:
Numerator
Allocation of undistributed losses	$(12,874)	$—	$(12,900)	$(203)
Denominator
Weighted-average common stock outstanding	14,033,895	—	12,703,626	200,000

Basic and diluted net loss per share	$(0.92)	$—	$(1.02)	$(1.02)

As a result of the net losses for the periods shown, diluted net loss per share excludes the impact of shares of potential common stock from the exercise of options to purchase 417,083 and 1,067,327 shares for the three months ended October 31, 2018 and 2017, respectively, because the effect would be anti-dilutive.

	Six Months Ended October 31, 2018		Six Months Ended October 31, 2017
	Class A	Class B	Class A	Class B
	Common Stock	Common Stock	Common Stock	Common Stock
	(In thousands, except for share and per share amounts)
Basic and diluted net loss per share:
Numerator
Allocation of undistributed losses	$(32,012)	$(233)	$(22,506)	$(355)
Denominator
Weighted-average common shares outstanding	13,458,167	97,826	12,693,088	200,000

Basic and diluted net loss per share	$(2.38)	$(2.38)	$(1.77)	$(1.77)

As a result of the net losses for the periods shown, diluted net loss per share excludes the impact of shares of potential common stock from the exercise of options to purchase 634,498 and 1,362,807 shares for the six months ended October 31, 2018 and 2017, respectively, because the effect would be anti-dilutive.

(9) Stock Compensation Plans

Stock Options

The Company has an equity and cash incentive plan, for the issuance of up to 2,500,000 shares of Class A common stock in which employees and outside directors are eligible to receive awards. At October 31, 2018, 1,609,224 shares of Class A common stock remain available for grant.

Stock option activity during the six months ended October 31, 2018 was as follows:

	Number of options	Weighted average exercise price
Balance at beginning of period	472,503	$17.41
Granted	572,569	9.78
Expired or forfeited	(366,704)	17.99
Balance at end of period	678,368	$10.66

Intrinsic value is defined as the fair value of the stock less the cost to exercise. No options were exercised during the six months ended October 31, 2018. The total intrinsic value of stock options outstanding at October 31, 2018 was $0.6 million. Stock options vest from the date of grant to five years after the date of grant and expire from four to seven years after the vesting date.
Nonvested stock options activity during the six months ended October 31, 2018 was as follows:

	Nonvested options	Weighted average exercise price
Balance at beginning of period	267,433	$14.27
Granted	572,569	9.78
Vested	(92,207)	9.49
Forfeited	(225,226)	14.22
Balance at end of period	522,569	$9.93

At October 31, 2018, unrecognized compensation costs related to nonvested stock options were $0.9 million. These costs are expected to be recognized through fiscal 2022.
The following table summarizes information about stock options outstanding and exercisable at October 31, 2018:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of shares outstanding	Weighted average exercise price	Weighted average remaining contractual life (in years)	Number of options exercisable	Weighted average exercise price

$0.00 - $10.89	572,569	$9.78	6.4	50,000	$8.30
$10.90 - $16.38	78,469	11.77	3.5	78,469	11.77
$16.39 - $26.17	18,858	22.57	1.8	18,858	22.57
$26.18 - $33.38	8,472	33.38	0.9	8,472	33.38
	678,368	$10.66		155,799	$13.14

Restricted Stock Units

Restricted stock activity during the six months ended October 31, 2018 was as follows:

	Number of Restricted stock units	Weighted average fair value at grant date
Balance at beginning of period	127,030	$12.48
Granted	112,923	9.86
Vested	(17,671)	14.70
Forfeited	(77,770)	12.31
Balance at end of period	144,512	$10.24

At October 31, 2018, unrecognized compensation costs related to restricted stock units were $1.2 million. These costs are expected to be recognized through fiscal 2022.

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

The Company measures or monitors certain of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for those assets and liabilities for which fair value is the primary basis of accounting. Other assets and liabilities are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The following tables present, at October 31, 2018, April 30, 2018 and October 31, 2017, for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis (In thousands):

	October 31, 2018
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Recurring assets:
Interest rate swap agreement	$75	$—	$75	$—
Total recurring assets	75	—	75	—
Nonrecurring assets:
Impaired accounts and notes receivable, net of unearned revenue	14,620	—	—	14,620
Total nonrecurring assets	14,620	—	—	14,620
Total recurring and nonrecurring assets	$14,695	$—	$75	$14,620

Liabilities:
Recurring liabilities:
Contingent consideration included in obligations due to former ADs, franchisees and others	$1,432	$—	$—	$1,432
Total recurring liabilities	$1,432	$—	$—	$1,432

	April 30, 2018
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Recurring assets:
Cash equivalents	$12,056	$12,056	$—	$—
Interest rate swap agreement	57	—	57	—
Total recurring assets	12,113	12,056	57	—
Nonrecurring assets:
Impaired accounts and notes receivable, net of unearned revenue	15,223	—	—	15,223
Impaired goodwill	109	—	—	109
Impaired customer lists	4	—	—	4
Assets held for sale	8,941	—	—	8,941
Total nonrecurring assets	24,277	—	—	24,277
Total recurring and nonrecurring assets	$36,390	$12,056	$57	$24,277

Liabilities:
Recurring liabilities:
Contingent consideration included in obligations due to former ADs, franchisees and others	$1,545	$—	$—	$1,545
Total recurring liabilities	$1,545	$—	$—	$1,545

	October 31, 2017
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Nonrecurring assets:
Impaired accounts and notes receivable, net of unearned revenue	$15,695	$—	$—	$15,695
Total recurring and nonrecurring assets	$15,695	$—	$—	$15,695

Liabilities:				9539
Recurring liabilities:
Interest rate swap agreement	$22	$—	$22	$—
Contingent consideration included in obligations due to former ADs, franchisees and others	3,405	—	—	3,405
Total recurring liabilities	$3,427	$—	$22	$3,405

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of level 1 or 2 requiring fair value measurements for each of the six months ended October 31, 2018 and 2017.

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

Nicole Ossenfort’s (Chief Executive Officer) franchise agreement

The Company is or was a participant in the following related party transactions with Ms. Ossenfort since the beginning of fiscal 2019:

Ossenfort Franchise. Ms. Ossenfort, together with her husband, Scott Ossenfort (together, with Ms. Ossenfort, the “Ossenforts”), jointly own a Company franchise through JL Enterprises. JL Enterprises borrows operating funds for working capital to operate the franchises each year. During the six months ended October 31, 2018, JL Enterprises did not borrow operating funds for working capital to operate the franchise. During the six months ended October 31, 2018, the Company has recorded $38,459 of accounts receivable from the Ossenforts for royalties, advertising and financial product charges, of which a balance of $8,173 remained outstanding and payable to the Company as of October 31, 2018.

Shaun York’s (Chief Operating Officer) franchises and AD agreements

The Company is or was a participant in the following related party transactions with Mr. York since the beginning of fiscal 2019:

York Franchises. Mr. York operates eleven Company franchises through Yorkompany LLC, S&P Holding Group LLC, My Business Group LLC and Core Fitness Partners LLC (the “York Franchise Entities”). The York Franchise Entities borrow operating funds from the Company for working capital to operate the franchises each year. During the six months ended October 31, 2018, the York Franchise Entities borrowed operating funds in the amount of $99,476, of which $99,476 remained outstanding and payable to the Company as of October 31, 2018. In addition, during the six months ended October 31, 2018, the Company recorded $52,098 of accounts receivable from the York Franchise Entities for royalties, advertising and financial product charges, of which $36,909 remained outstanding and payable to the Company as of October 31, 2018.

York AD. Mr. York has Area Development arrangements with the Company that are conducted through Yorkompany LLC, S&P Holding Group LLC and TNT Florida Investments LLC (the “York AD Entities”). The York AD Entities were acquired by Mr. York through various transactions with the Company and through third party agreements with AD sellers. In connection with those transactions, the York AD Entities financed a total of $4,059,460 through the Company to acquire the Area Development territories and associated rights. The loans are payable by the York AD Entities in annual installments at 12% interest. As of October 31, 2018, the aggregate outstanding principal balance owed by the York AD Entities on the notes was $1,789,040.

As of October 31, 2018, the Company had accounts receivable from the York AD Entities of $425. The York AD Entities earned $94,175 for their portion of franchise fees, royalties and interest during the six months ended October 31, 2018.

York Debt Guarantees. Mr. York also has entered into multiple guarantee agreements with the Company whereby Mr. York has guaranteed all or a portion of the indebtedness owed by other franchisees and ADs to the Company as related to certain financial transactions for which Mr. York had an interest. The indebtedness owed by these franchisees and ADs as of October 31, 2018 is approximately $3,662,677.

John Seal’s (Director) AD agreement

The Company is or was a participant in the following related party transactions with Mr. Seal since the beginning of fiscal 2019:

JMS Tax, an entity controlled by Mr. Seal, a former director of the Company, owns an AD territory in Texas which a portion of the purchase price was financed through a note issued by the Company. There was no outstanding principal balance on the note as of October 31, 2018.
As of October 31, 2018, the Company had accounts receivable from JMS Tax of $3,663. JMS Tax earned $30,217 for their portion of franchise fees, royalties and interest during the six months ended October 31, 2018.
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

On August 8, 2018, the Fourth Circuit Court of Appeals issued an unpublished opinion affirming in part, vacating in part, and remanding to the District Court with instructions via the opinion. The Court of Appeals affirmed the District Courts finding that the Company breached the PSA first, however, the Court of Appeals concluded the District Court erred as a matter of law when it determined that the defendants were entitled to lost profits based on the purported extension of the PSA buyback deadline. The Court of Appeals held the alleged extension was not supported by independent consideration and thus not enforceable. It remanded the case for the District Court to recalculate damages consistent with said opinion.

On August 22, 2018, the defendants filed a petition for rehearing of the Fourth Circuit's decision. On September 5, 2018 the Fourth Circuit issued an order denying the petition for rehearing. On September 13, 2018 the Fourth Circuit issued a mandate that the judgment of the Fourth Circuit entered August 8, 2018 takes effect as of the same date of said filing. The matter has now officially been sent back to the District Court to recalculate damages consistent with the Fourth Circuit’s decision. The District Court entered an order on October 18, 2018 ordering Aime to provide the Court with a brief on damages within ten days of the entry of the Order and the Company has ten days to respond after the filing of the defendants' brief. The parties have filed their respective briefs and the Court held a hearing on damages on November 28, 2018. On November 29, 2018, the Court issued an order awarding Aime approximately $0.3 million in damages. Aime filed a petition for appeal to the United States Supreme Court on December 4, 2018, therefore the ultimate outcome of this action and the timing of such outcome is uncertain and there can be no assurance that the Company will benefit financially from such litigation.

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

Other Matters

From time to time, certain of our franchisees and Company-owned offices are the subject of IRS investigations to review their tax return preparation activities, and in certain cases the Department of Justice has sought injunctions and other remedies with respect to some of our former franchisees or area developers. In addition to those activities, the IRS has been conducting an investigation of our policies, practices and procedures in connection with such tax return preparation activities. We are cooperating fully with the government in connection with these matters, including by providing documents and other information. The Company is unable to predict what action, if any, might be taken in the future as a result of these matters or the impact, if any, of the cost of responding to the government or any potential remedies as a result of these matters could have on the Company. It is possible, however, that any such remedies could have a material adverse impact on the Company's consolidated results of operations, financial position, or cash flows.

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

(13) Subsequent Events

On November 28, 2018, the Company announced the receipt of an unsolicited and non-binding proposal from an unaffiliated private equity fund to acquire all of the outstanding shares. The Board of Directors intends to carefully review the unsolicited proposal and other strategic alternatives that may be available to the Company in consultation with its advisors.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements concerning our business, operations, financial performance, and condition, as well as our plans, objectives, and expectations for our business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, projections about our business and the industry in which we operate, and our management’s beliefs and assumptions. They are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate or could cause our actual results to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Factors that may cause such differences include, but are not limited to, the risks described under “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2018 and other filings with the U.S. Securities and Exchange Commission ("SEC"), including:

•	our inability to grow on a sustainable basis;

•	the seasonality of our business;

•	departures of key executives or directors;

•	our ability to attract additional talent to our senior management team;

•	our delisting determination by Nasdaq;

•	the review and consideration of any unsolicited proposal received by the Company, the review and evaluation of strategic alternatives, and the outcome of such review and evaluation;

•	our inability to secure reliable sources of the tax settlement products we make available to our customers;

•	government regulation and oversight, including the regulation of tax preparers or settlement products such as refund transfers and loan settlement products;

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

•	Assisted Tax Preparation Fees: We earn tax preparation fees, net of discounts, directly from the operation of Company-owned offices in the U.S. and Canada.

•	Electronic Filing Fees: We earn fees for the electronic filing of federal returns prepared in U.S. franchisee owned offices. Each location determines if they want to charge an electronic filing fee.

We operate Company-owned offices, substantially all of which are held for sale. If these offices remain unsold at the start of a tax season we will operate them for the tax season with the intent of selling them to qualified franchisees the next year, and, as a result, the number of Company-owned offices will vary from year to year. Going forward, the number of Company-owned offices may increase if the Company reacquires more offices from existing franchisees and does not find a suitable buyer to take over the office. During the six months ended October 31, 2018, the Company closed Company-owned offices as part of its restructuring initiatives. The Company incurred approximately $9.3 million of expenses related to restructuring initiatives during the six months ended October 31, 2018.

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

Results of Operations
The table below shows results of operations for the three and six months ended October 31, 2018 and 2017.

	Three Months Ended October 31,				Six Months Ended October 31,
			Change				Change
	2018	2017	$	%	2018	2017	$	%
(dollars in thousands)
Total revenues	$6,776	$7,771	$(995)	(13)%	$13,940	$15,958	$(2,018)	(13)%
Loss from operations	(18,354)	(20,299)	1,945	(10)%	(46,713)	(36,248)	(10,465)	29%
Net loss	(12,874)	(13,103)	229	(2)%	(32,245)	(22,861)	(9,384)	41%

Revenues. The table below sets forth the components and changes in our revenues for the three and six months ended October 31, 2018 and 2017.

	Three Months Ended October 31,				Six Months Ended October 31,
			Change				Change
	2018	2017	$	%	2018	2017	$	%
(dollars in thousands)
Franchise fees	$449	$193	$256	133%	$1,006	$264	$742	281%
Area Developer fees	619	634	(15)	(2)%	1,647	1,702	(55)	(3)%
Royalties and advertising fees	1,474	1,299	175	13%	3,036	2,988	48	2%
Financial products	477	636	(159)	(25)%	1,056	1,218	(162)	(13)%
Interest income	1,549	2,101	(552)	(26)%	3,205	4,398	(1,193)	(27)%
Assisted tax preparation fees, net of discounts	1,382	1,549	(167)	(11)%	2,901	3,189	(288)	(9)%
Electronic filing fees	30	—	30	—%	58	—	58	—%
Other revenues	796	1,359	(563)	(41)%	1,031	2,199	(1,168)	(53)%
Total revenues	$6,776	$7,771	$(995)	(13)%	$13,940	$15,958	$(2,018)	(13)%

For the three months ended October 31, 2018, total revenues decreased $1.0 million, or 13%, to $6.8 million compared to $7.8 million in the same period last year. This decrease was primarily due to the following:

•	a decrease of $0.6 million in interest income related to a reduction in working capital loans to franchisees as well as a decrease in the loans due from reacquired ADs and franchisees; and

•	a decrease of $0.6 million in other revenues primarily related to gains recorded in 2018 on AD and franchisee acquisitions where the consideration was less than the value of the acquired asset; and

•	an increase of $0.3 million in franchise fees primarily due to the implementation of ASC 606.

For the six months ended October 31, 2018, total revenues decreased $2.0 million, or 13%, to $13.9 million compared to $16.0 million in the same period last year. This decrease was primarily due to the following:

•	a decrease of $1.2 million in interest income related to a reduction in working capital loans to franchisees as well as a decrease in the loans due from reacquired ADs and franchisees; and

•	a decrease of $1.2 million in other revenues primarily related to gains recorded in 2018 on AD and franchisee acquisitions where the consideration was less than the value of the acquired asset; and

•	an increase of $0.7 million in franchise fees primarily due to the implementation of ASC 606.

Operating expenses.    The table below details the amounts and changes in our operating expenses for the three and six months ended October 31, 2018 and 2017.

	Three Months Ended October 31,				Six Months Ended October 31,
			Change				Change
	2018	2017	$	%	2018	2017	$	%
(dollars in thousands)
Employee compensation and benefits	$9,205	$10,712	$(1,507)	(14)%	$19,975	$20,703	$(728)	(4)%
Selling, general, and administrative expenses	10,052	9,554	498	5%	21,354	18,754	2,600	14%
Area Developer expense	401	397	4	1%	706	769	(63)	(8)%
Advertising expense	1,229	1,702	(473)	(28)%	2,914	4,079	(1,165)	(29)%
Depreciation, amortization, and impairment charges	3,165	2,334	831	36%	6,359	4,530	1,829	40%
Restructuring expense	1,078	3,371	(2,293)	(68)%	9,345	3,371	5,974	177%
Total operating expenses	$25,130	$28,070	$(2,940)	(10)%	$60,653	$52,206	$8,447	16%

For the three months ended October 31, 2018, total operating expenses were $25.1 million compared to $28.1 million in the same period last year, representing a decrease of $2.9 million, or 10%. The decrease was primarily driven by the net of the following:

•	a $2.3 million decrease in restructuring expenses related to Company-store exit costs and a contract termination recorded in 2018; and

•	a $1.5 million decrease in employee compensation and benefits primarily due to lower severance costs compared to fiscal 2018 due to the termination of our former CEO in 2018; and

•	a $0.8 million increase in depreciation, amortization, and impairment expense mainly due to assets put into service.

For the six months ended October 31, 2018, total operating expenses were $60.7 million compared to $52.2 million in the same period last year, representing an increase of $8.4 million, or 16%. The increase was primarily driven by the net of the following:

•	a $6.0 million increase in restructuring expenses related to Company-store exit costs partially offset by a contract termination recorded in 2018; and

•	a $2.6 million increase in selling, general and administrative expenses primarily due to audit and legal costs related to fiscal 2018 and 2019 SEC filings; and

•	a $1.8 million increase in depreciation, amortization, and impairment expense mainly due to assets put into service; and

•	a $0.7 million decrease in employee compensation and benefits primarily due to lower severance costs compared to fiscal 2018 due to the termination of our former CEO in 2018; and

•	a $1.2 million decrease in advertising expenses mainly due to the timing of spending.

Income tax benefit. We recorded income tax benefits with effective rates of 31.9% and 32.5% during the three and six months ended October 31, 2018, respectively and 37.1% and 38.2% for the three and six months ended October 31, 2017, respectively. The decrease in the tax rate was primarily due to lower corporate income taxes rates from the Tax Act. Due to the seasonal nature of our business, we expect any losses that we incur through the first eight months of each fiscal year will be more than offset by the results of the last four months of the fiscal year.

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

We were in compliance with our financial covenants as of October 31, 2018.

Franchisee lending and potential exposure to credit loss.  A substantial portion of our cash flow during the year is utilized to provide funding to our franchisees. At October 31, 2018, our total balance of loans to franchisees and ADs for working capital and equipment loans, representing cash amounts we had advanced to the franchisees and ADs, was $25.8 million. In addition, at that date, our franchisees and ADs together owed us an additional $65.4 million, net of unrecognized revenue of $9.2 million, for amounts representing the unpaid purchase price for franchise territories or areas comprising clusters of territories and other amounts owed to us for royalties and other amounts for which our franchisees and ADs had outstanding payment obligations. The following table provides a breakdown of our potential exposure to credit loss:

(In millions)	At October 31, 2018
Loans to franchisees and ADs for working capital and equipment loans		$25.8
Unpaid purchase price of franchise territories, royalties and other amounts, gross	74.6
Unrecognized revenue	(9.2)
Unpaid purchase price of franchise territories, royalties and other amounts, net		65.4
Book balance of amounts due		91.2
AD share of royalties and franchise fees		(6.9)
Exposure to potential credit loss		$84.3

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

 The unpaid amounts owed to us from our ADs and franchisees are collateralized by the underlying franchise or area and, when the franchise or area owner is an entity, are generally guaranteed by the related owners of the respective entity. Accordingly, to the extent a franchisee or AD does not satisfy its payment obligations to us, we may repossess the underlying franchise or area in order to resell it in the future. At October 31, 2018, we had an investment in impaired accounts and notes receivable and related interest receivable of approximately $22.5 million. We consider accounts and notes receivable to be impaired if the amounts due exceed the fair value of the underlying franchise and estimate an allowance for doubtful accounts based on that excess. Amounts due include the recorded value of the accounts and notes receivable reduced by the allowance for uncollected interest, amounts due to ADs for their portion of franchisee receivables, any related unrecognized revenue and amounts owed to the franchisee or AD by us. In establishing the fair value of the underlying franchise, we consider net fees of open territories and the number of unopened territories. At October 31, 2018, we have recorded an allowance for doubtful accounts for impaired accounts and notes receivable of $9.5 million. There were no significant concentrations of credit risk with any individual franchisee or AD as of October 31, 2018. We believe our allowance for doubtful accounts as of October 31, 2018 is adequate for our existing loss exposure. We closely monitor the performance of our franchisees and ADs and will adjust our allowances as appropriate if we determine the existing allowances are inadequate to cover estimated losses.

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

Sources and uses of cash

Operating activities. In the six months ended October 31, 2018, we used $3.9 million less cash in our operating activities compared to the same period in fiscal 2018. The decrease is primarily due to lower trade receivables and higher accrued expenses partially offset by higher deferred revenue.

Investing activities. In the six months ended October 31, 2018, we utilized $4.5 million less cash for investing activities compared to the same period in fiscal 2018. This decrease is largely due to a $1.7 million reduction in net cash used for the issuance of operating loans to franchisees and ADs, net of repayments and $2.0 million less in the purchases of AD rights, Company-owned offices and acquired customer lists.

Financing activities. In the six months ended October 31, 2018, cash provided by financing activities decreased $10.1 million compared to the same period in fiscal 2018. This decrease was driven by a reduction of $12.7 million in net borrowings under our revolving credit facility partially offset by a $2.2 million decrease in dividends paid compared to the same period in fiscal 2018.

Future cash needs and capital requirements

Operating cash flow needs. We believe our credit facility entered into on April 30, 2012, as amended, will be sufficient to support our cash flow needs for the current fiscal year. At October 31, 2018, using the leverage ratio applicable under our loan covenants at the end of the quarter, our maximum unused borrowing capacity was $104.1 million. We are currently in negotiations on a new credit facility to replace our existing credit facility which matures on April 30, 2019.

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

Effect of our credit facility covenants on our future performance. Our credit facility, which matures on April 30, 2019, imposes several restrictive covenants, including a covenant that requires us to maintain a leverage ratio of not more than 5.5:1 at the end of each fiscal quarter ending January 31 and a leverage ratio of not more than 3.0:1 at the end of each other fiscal quarter. The higher permitted leverage ratio at the end of the January 31 quarter reflects the fact that as of that date, we have typically extended significant credit to our franchisees for working capital and other needs that is not reflected in repayments received from our franchisees until the period beginning in February each year. At October 31, 2018, our leverage ratio was 1.9:1.

We continue to be obligated under our credit facility to satisfy a fixed charge coverage ratio test, which requires that ratio to be not less than 1.50:1 at the end of every fiscal quarter. At October 31, 2018, our fixed charge coverage ratio was 2.4:1.

We were in compliance with the ratio tests described in this section as of October 31, 2018. We expect to be able to manage our cash flow and our operating activities in such a manner that we will continue to be able to satisfy our obligations under the credit facility for the remainder of the term of that facility.

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

•	Executive recruitment costs: We exclude from our non-GAAP financial measures one-time costs incurred to recruit and hire new executives.

•	Shareholder litigation costs: We exclude from our non-GAAP financial measures one-time costs incurred related to shareholder litigation.

The following is a reconciliation of GAAP Net Loss to EBITDA:

	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Net loss - as reported	$(12,874)	$(13,103)	$(32,245)	$(22,861)
Add back:
Interest expense	547	508	1,077	789
Income tax benefit	(6,029)	(7,743)	(15,545)	(14,105)
Depreciation, amortization, and impairment charges:
As reported	3,165	2,334	6,359	4,530
Total Adjustments	(2,317)	(4,901)	(8,109)	(8,786)
EBITDA	$(15,191)	$(18,004)	$(40,354)	$(31,647)

Included in restructuring expense on the condensed consolidated statement of operations for the three months ended October 31, 2018 and 2017 is $1.3 million and $0.8 million, respectively, of depreciation, amortization, and impairment charges. EBITDA is $13.8 million and $17.2 million in the three months ended October 31, 2018 and 2017 with these expenses included. Included in restructuring expense on the condensed consolidated statement of operations for the six months ended October 31, 2018 and 2017 is $5.6 million and $0.8 million, respectively, of depreciation, amortization, and impairment charges. EBITDA is $34.8 million and $30.8 million in the six months ended October 31, 2018 and 2017, respectively, with these expenses included.

The following is a reconciliation of our reported net loss to our non-GAAP financial measures. Amounts may not add or recalculate due to rounding.

Three Months Ended October 31, 2018
(In thousands except per share data)
	Revenues	Operating Expenses	Loss from Operations	EBITDA	Pre-tax Loss	Net Loss	Basic and Diluted EPS
As Reported	$6,776	$25,130	$(18,354)	$(15,191)	$(18,903)	$(12,874)	$(0.92)

Adjustments: (1)
Shareholder litigation costs	—	(4)	4	4	4	3	—
Restructuring expense	—	(1,078)	1,078	1,078	1,078	787	0.06
Total adjustments	—	(1,082)	1,082	1,082	1,082	790	0.06
Non-GAAP	$6,776	$24,048	$(17,272)	$(14,109)	$(17,821)	$(12,084)	$(0.86)
Three Months Ended October 31, 2017
(In thousands except per share data)
	Revenues	Operating Expenses	Loss from Operations	EBITDA	Pre-tax Loss	Net Loss	Basic and Diluted EPS
As Reported	$7,771	$28,070	$(20,299)	$(18,004)	$(20,846)	$(13,103)	$(1.02)

Adjustments: (1)
CEO separation and related costs	—	(2,417)	2,417	2,417	2,417	1,519	0.12
Compliance Task Force and related costs	—	(153)	153	153	153	96	0.01
Restructuring expense	—	(3,371)	3,371	3,371	3,371	2,119	0.16
Total adjustments	—	(5,942)	5,942	5,941	5,942	3,735	0.29
Non-GAAP	$7,771	$22,128	$(14,357)	$(12,063)	$(14,904)	$(9,368)	$(0.73)

(1) The net loss impact of the adjustments is calculated using the effective tax rate for the period.

Six Months Ended October 31, 2018
(In thousands except per share data)
	Revenues	Operating Expenses	Loss from Operations	EBITDA	Pre-tax Loss	Net Loss	Basic and Diluted EPS
As Reported	$13,940	60,653	$(46,713)	$(40,354)	$(47,790)	$(32,245)	$(2.38)

Adjustments: (1)
Executive severance including stock-based compensation	—	(933)	933	933	933	681	0.05
Executive recruitment costs	—	(725)	725	725	725	529	0.04
Shareholder litigation costs		(59)	59	59	59	43	—
Restructuring expense	—	(9,345)	9,345	9,345	9,345	6,822	0.50
Total adjustments	—	(11,062)	11,062	11,062	11,062	8,075	0.59
Non-GAAP	$13,940	$49,591	$(35,651)	$(29,292)	$(36,728)	$(24,170)	$(1.79)
Six Months Ended October 31, 2017
(In thousands except per share data)
	Revenues	Operating Expenses	Loss from Operations	EBITDA	Pre-tax Loss	Net Loss	Basic and Diluted EPS
As Reported	$15,958	$52,206	$(36,248)	$(31,647)	$(36,966)	$(22,861)	$(1.77)

Adjustments: (1)
CEO separation and related costs		(2,417)	2,417	2,417	2,417	1,495	0.12
Executive recruiting costs	—	(325)	325	325	325	201	0.02
Compliance Task Force and related costs	—	(325)	325	325	325	201	0.02
Restructuring expense	—	(3,371)	3,371	3,371	3,371	2,085	0.16
Total adjustments	—	(6,438)	6,438	6,438	6,438	3,981	0.31
Non-GAAP	$15,958	$45,768	$(29,810)	$(25,209)	$(30,528)	$(18,880)	$(1.46)

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

Off Balance Sheet Arrangements

We are a party to an interest rate swap agreement that allows us to manage fluctuations in cash flow resulting from changes in the interest rate on our variable rate mortgage. This swap effectively changes the variable-rate of our mortgage into a fixed rate of 4.12%. At October 31, 2018, the fair value of our interest rate swap was an asset of less than $0.1 million and was included in other current assets. The interest rate swap expires in December 2026.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks from those reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2018.

ITEM 4
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2018, the Company’s disclosure controls and procedures were not effective due to a material weakness in the Company's internal control over financial reporting as described below.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following deficiencies that constituted individually, or in the aggregate, a material weakness in our internal control over financial reporting as of October 31, 2018.

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

Because of this material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of October 31, 2018.

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

The Company is committed to maintaining a strong internal control environment, and believes that these remediation actions represent significant improvements in its controls. Additional remediation measures continue to be considered and will be implemented as appropriate. The Company will continue to assess the effectiveness of its remediation efforts in connection with its evaluations of internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1
LEGAL PROCEEDINGS
For information regarding legal proceedings, please see "Note 12. Commitments and Contingencies" in Financial Statements, which information is incorporated herein by reference.
ITEM 1A
RISK FACTORS

There have been no material changes to our risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended April 30, 2018 and in Part II, Item 1A in our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2018.

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuances of unregistered securities during the six months ended October 31, 2018.

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

Liberty Tax, Inc. (Registrant)

December 10, 2018	By:	/s/ Nicole Ossenfort
Nicole Ossenfort Chief Executive Officer (Principal Executive Officer)

December 10, 2018	By:	/s/ Michael S. Piper
Michael S. Piper Chief Financial Officer (Principal Financial Officer)