Form 10-Q
period 2019-01-31
Liberty Tax, Inc.
filed 2019-03-07
CIK 1528930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
 The number of shares outstanding of the registrant’s common stock as of March 4, 2019 was 14,057,941 shares.

LIBERTY TAX, INC.

Form 10-Q for the Quarterly Period Ended January 31, 2019

PART I. FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS (UNAUDITED)

LIBERTY TAX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
January 31, 2019, April 30, 2018 and January 31, 2018
(In thousands, except share data)

	January 31, 2019	April 30, 2018	January 31, 2018
Assets	(unaudited)		(unaudited)
Current assets:
Cash and cash equivalents	$4,348	$18,522	$4,084
Receivables:
Accounts receivable	62,141	52,517	67,550
Notes receivable - current	69,513	24,295	69,015
Interest receivable, net of uncollectible amounts	3,480	1,526	4,476
Allowance for doubtful accounts - current	(10,878)	(11,522)	(7,987)
Total current receivables, net	124,256	66,816	133,054
Assets held for sale	—	8,941	12,070
Income taxes receivable	16,329	—	14,820
Other current assets	16,782	5,429	19,473
Total current assets	161,715	99,708	183,501
Property, equipment, and software, net	34,648	38,636	40,050
Notes receivable, non-current	11,435	6,554	17,676
Allowance for doubtful accounts, non-current	(946)	(965)	(1,006)
Total non-current notes receivables, net	10,489	5,589	16,670
Goodwill	7,348	8,640	9,210
Intangible assets, net	20,602	22,837	23,068
Deferred income taxes	307	343	174
Other assets	1,975	2,250	2,535
Total assets	$237,084	$178,003	$275,208
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term obligations	$13,763	$18,113	$5,223
Accounts payable and accrued expenses	17,566	14,521	22,027
Due to Area Developers (ADs)	9,818	17,906	11,742
Income taxes payable	34	4,511	—
Revolving credit facility	107,893	—	—
Deferred revenue - current	4,593	2,021	2,024
Total current liabilities	153,667	57,072	41,016
Long-term obligations, excluding current installments, net	1,946	2,270	16,421
Revolving credit facility	—	—	120,189
Deferred revenue and other - non-current	5,199	4,692	5,193
Deferred income tax liability	1,723	1,397	3,682
Long-term income taxes payable	1,208	1,070	—
Total liabilities	163,743	66,501	186,501
Commitments and contingencies
Stockholders’ equity:
Special voting preferred stock, $0.01 par value per share, 0, 10 and 10 shares authorized, issued and outstanding, respectively	—	—	—
Class A common stock, $0.01 par value per share, 21,200,000 shares authorized, 14,057,941, 12,823,020 and 12,750,057 shares issued and outstanding, respectively	141	128	127
Class B common stock, $0.01 par value per share, 1,000,000 shares authorized, 0, 200,000 and 200,000 shares issued and outstanding, respectively	—	2	2
Exchangeable shares, $0.01 par value per share, 1,000,000 shares authorized, 0, 1,000,000 and 1,000,000 shares issued and outstanding, respectively	—	10	10
Additional paid-in capital	12,374	11,570	10,689
Accumulated other comprehensive loss, net of taxes	(1,698)	(1,347)	(990)
Retained earnings	62,524	101,139	78,869
Total stockholders’ equity	73,341	111,502	88,707
Total liabilities and stockholders’ equity	$237,084	$178,003	$275,208

See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
Three and Nine Months Ended January 31, 2019 (unaudited) and 2018 (unaudited)
(In thousands, except share count and per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018
Revenue:
Franchise fees	$596	$90	$1,602	$354
Area Developer fees	1,018	507	2,665	2,209
Royalties and advertising fees	16,060	17,610	19,095	20,598
Financial products	9,882	18,106	10,938	19,324
Interest income	2,049	2,612	5,253	7,009
Assisted tax preparation fees, net of discounts	2,719	5,225	5,620	8,413
Electronic filing fees	428	2,872	486	2,872
Other revenues	132	1,222	1,165	3,423
Total revenues	32,884	48,244	46,824	64,202
Operating expenses:
Employee compensation and benefits	9,795	11,574	29,770	32,277
Selling, general, and administrative expenses	6,294	22,366	27,649	41,120
Area Developer expense	4,384	4,890	5,089	5,658
Advertising expense	6,913	5,623	9,827	9,702
Depreciation, amortization, and impairment charges	3,991	3,995	10,350	8,526
Restructuring expense	—	(9)	9,345	3,362
Total operating expenses	31,377	48,439	92,030	100,645
Income (loss) from operations	1,507	(195)	(45,206)	(36,443)
Other income (expense):
Foreign currency transaction gain	—	57	—	128
Interest expense	(1,129)	(829)	(2,206)	(1,618)
Income (loss) before income taxes	378	(967)	(47,412)	(37,933)
Income tax expense (benefit)	688	555	(14,858)	(13,550)
Net loss	(310)	(1,522)	(32,554)	(24,383)
Net loss per share of common stock:
Basic and diluted	(0.02)	(0.11)	(2.37)	(1.89)

Weighted-average shares outstanding basic and diluted	14,043,218	12,934,941	13,718,401	12,907,039

Dividends declared per share of common stock and common stock equivalents	$—	$0.16	$0.16	$0.48

See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss
Three and Nine Months Ended January 31, 2019 (unaudited) and 2018 (unaudited)
(In thousands)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018
Net loss	$(310)	$(1,522)	$(32,554)	$(24,383)
Unrealized gain (loss) on interest rate swap agreement, net of taxes of $(17), $11, $(18) and $11, respectively	(42)	31	(23)	41
Foreign currency translation adjustment	23	372	(304)	1,052
Forward contracts related to foreign currency exchange rates	(25)	—	(25)	—
Comprehensive loss	$(354)	$(1,119)	$(32,906)	$(23,290)

 See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity
Nine months ended January 31, 2019 (unaudited)
(In thousands)

	Class A		Class B		Special voting preferred stock
	Common stock		Common stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at May 1, 2018	12,823	$129	200	$2	—	$—
Exercise of stock options	14	—	—	—	—	—
Vesting of restricted stock	21	—	—	—	—	—
Converted Class B shares to Class A shares	1,200	12	(200)	(2)	—	—
Balance at January 31, 2019	14,058	$141	—	$—	—	$—

	Exchangeable shares		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings
	Shares	Amount				Total
Balance at May 1, 2018	100	$10	$11,571	$(1,346)	$101,139	$111,505
Non-cash adjustments due to ASC 606	—	—	—	—	(3,794)	(3,794)
Exercise of stock options	—	—	153	—	—	153
Repurchase of common stock	—	—	(83)	—	—	(83)
Conversion of preferred stock to common stock	(100)	(10)	—	—	—	—
Stock-based compensation expense	—	—	733	—	—	733
Net loss	—	—	—	—	(32,554)	(32,554)
Cash dividends	—	—	—	—	(2,267)	(2,267)
Foreign currency translation adjustment	—	—	—	(304)	—	(304)
Forward contracts related to foreign currency exchange rates	—	—	—	(25)	—	(25)
Unrealized loss on interest rate swap agreement, net of taxes	—	—	—	(23)	—	(23)
Balance at January 31, 2019	—	$—	$12,374	$(1,698)	$62,524	$73,341

See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity
Nine months ended January 31, 2018 (unaudited)
(In thousands)

	Class A		Class B		Special voting preferred stock
	Common stock		Common stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at May 1, 2017	12,683	$127	200	$2	—	$—
Exercise of stock options	9	—	—	—	—	—
Vesting of restricted stock	59	—	—	—	—	—
Balance at January 31, 2018	12,751	$127	200	$2	—	$—

	Exchangeable shares		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings
	Shares	Amount				Total
Balance at May 1, 2017	1,000	$10	$8,370	$(2,083)	$110,028	$116,454
Exercise of stock options	—	—	95	—	—	95
Repurchase of common stock	—	—	(299)	—	—	(299)
Stock-based compensation expense	—	—	2,523	—	—	2,523
Net loss	—	—	—	—	(24,383)	(24,383)
Cash dividends	—	—	—	—	(6,776)	(6,776)
Foreign currency translation adjustment	—	—	—	1,052	—	1,052
Unrealized gain on interest rate swap agreement, net of taxes	—	—	—	41	—	41
Balance at January 31, 2018	1,000	$10	$10,689	$(990)	$78,869	$88,707

See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
Nine Months Ended January 31, 2019 (unaudited) and 2018 (unaudited)
(In thousands)

	Nine Months Ended January 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(32,554)	$(24,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	5,798	7,865
Depreciation, amortization, and impairment charges	10,350	8,526
Amortization of deferred financing costs	184	116
Loss on disposal of fixed and intangible assets	5,814	2,370
Stock-based compensation expense	733	2,523
Loss (gain) on bargain purchases and sales of Company-owned offices	743	(1,626)
Equity in gain (loss) of affiliate	65	(71)
Deferred tax income	1,757	113
Changes in accrued income taxes	(20,639)	(21,119)
Changes in other assets and liabilities	(35,192)	(36,709)
Net cash used in operating activities	(62,941)	(62,395)
Cash flows from investing activities:
Issuance of operating loans to franchisees and ADs	(52,455)	(57,839)
Payments received on operating loans to franchisees	3,477	5,377
Purchases of AD rights, Company-owned offices and acquired customer lists	(230)	(2,456)
Proceeds from sale of Company-owned offices and AD rights	1,229	451
Purchases of property, equipment and software	(2,733)	(3,980)
Net cash used in investing activities	(50,712)	(58,447)
Cash flows from financing activities:
Proceeds from the exercise of stock options	153	95
Dividends paid	(2,244)	(6,669)
Repayment of amounts due to former ADs and franchisees	(3,130)	(2,984)
Repayment of long-term obligations	(2,995)	(2,216)
Borrowings under revolving credit facility	111,585	120,525
Repayments under revolving credit facility	(3,693)	(336)
Cash paid for taxes on exercises/vesting of stock-based compensation	(83)	(299)
Net cash provided by financing activities	99,593	108,116
Effect of exchange rate changes on cash, net	(114)	383
Net decrease in cash and cash equivalents	(14,174)	(12,343)
Cash and cash equivalents at beginning of period	18,522	16,427
Cash and cash equivalents at end of period	$4,348	$4,084

See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
Nine Months Ended January 31, 2019 (unaudited) and 2018 (unaudited)
(In thousands)

	Nine Months Ended January 31,
	2019	2018
Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest of $27 and $425, respectively	$2,124	$1,563
Cash paid for taxes, net of refunds	4,031	7,344
During the nine months ended January 31, 2019 and 2018, the Company acquired certain assets from ADs, franchisees, and third parties as follows:
Fair value of assets purchased	$2,476	$11,082
Receivables applied, net of amounts written off, due ADs and related deferred revenue	(488)	(6,668)
Bargain purchase gains	(224)	(1,100)
Long-term obligations and accounts payable issued to seller	(1,534)	(858)
Cash paid to ADs, franchisees and third parties	$230	$2,456
During the nine months ended January 31, 2019 and 2018, the Company sold certain assets to ADs and franchisees as follows:
Book value of assets sold	$5,105	$1,129
Gain on sale - revenue deferred	—	18
Gain (loss) on sale - gain (loss) recognized	(1,013)	88
Notes received	(2,863)	(784)
Cash received from ADs and franchisees	$1,229	$451

See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Unaudited)

January 31, 2019 and 2018

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

Basis of Presentation
 The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Assets and liabilities of the Company's Canadian operations have been translated into U.S. dollars using the exchange rate in effect at the end of the period. Revenues and expenses have been translated using the average exchange rates in effect each month of the period. Foreign exchange transaction gains and losses are recognized when incurred. The Company reclassifies to accounts payable checks issued in excess of funds available and reports them as cash flow from operating activities. The Company consolidates any entities in which it has a controlling interest, the usual condition of which is ownership of a majority voting interest. The Company also considers for consolidation an entity in which the Company has certain interests where a controlling financial interest may be achieved through arrangements that do not involve voting interests. Such an entity, known as a variable interest entity ("VIE"), is required to be consolidated by its primary beneficiary. The Company does not possess any ownership interests in franchisee entities; however, the Company may provide financial support to franchisee entities. Because the Company's franchise arrangements provide franchisee entities the power to direct the activities that most significantly impact their economic performance, the Company does not consider itself the primary beneficiary of any such entity that might be a VIE. Based on the results of management's analysis of potential VIEs, the Company has not consolidated any franchisee entities. The Company's maximum exposure to loss resulting from involvement with potential VIEs is attributable to accounts and notes receivables and future lease payments due from franchisees. When the Company does not have a controlling interest in an entity but has the ability to exert significant influence over the entity, the Company applies the equity method of accounting. Intercompany balances and transactions have been eliminated in consolidation. Other current assets is comprised of prepaid expenses and bank product fees and discounting, net.

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

Office Count

The following table shows the U.S. office activity and the number of Canadian and Company-owned offices for the 2019, 2018, and 2017 tax seasons:

	Tax Season
	2019	2018	2017
U.S. Office Locations:
Permanent Office Locations:
Operated during the prior tax season	3,282	3,710	3,960
Offices opened	56	65	172
Offices closed	(547)	(493)	(422)
Operated during the current tax season	2,791	3,282	3,710

Seasonal Office Locations:
Operated during the prior tax season	24	67	211
Offices opened	1	2	37
Offices closed	(9)	(45)	(181)
Operated during the current tax season	16	24	67

Processing Centers	29	37	46
Total U.S. Office Locations	2,836	3,343	3,823

Canada Office Locations	272	267	254

Total Office Locations	3,108	3,610	4,077

Additional Office Information:
Company-owned offices	140	344	362
Franchised offices	2,968	3,266	3,715
Total Office Locations	3,108	3,610	4,077

SiempreTax+ is operating 45 offices during the 2019 tax season compared to 77 during the 2018 tax season and 159 during the 2017 tax season. These offices include second locations opened by current franchisees in existing territories, conversions of existing Liberty Tax offices and offices opened in new territories.

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

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business", which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The ASU is effective for the Company beginning in the first quarter of fiscal year 2019. The Company adopted the update for all periods beginning on or after May 1, 2018, and it did not have a material impact on the Company's current accounting for business combinations.

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

In May 2014, the FASB issued Accounting Standards Codification ("ASC") 606, “Revenues from Contracts with Customers” ("ASC 606") which amends the guidance in ASC 605, “Revenue Recognition.” The core principle of this new standard is to recognize revenue when control of the promised goods or services is transferred to customers in an amount that reflects the consideration expected to be received for those goods or services. ASC 606 also requires additional disclosures around the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The adoption of this new standard did not materially impact the Company’s recognition of revenues generated from the following:

•	Assisted tax preparation fees, net of discounts, which are recorded at the time the return is filed. The related discounts are recorded as reductions to revenues.

•	Financial products, which are recorded at the time the return is filed. As a result of ASC 606, refund transfer products and refund-based loans revenues are now recorded net instead of gross.

•
Royalties and advertising fees, which are based on a percentage of the franchisees’ sales are recognized at the time the underlying sales occur. The Company has elected to use the right to invoice practical expedient for recognition of minimum royalties.

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

The Company also sells a developed territory and simultaneously grants the right to operate as the exclusive AD in such developed territory to a new AD for an initial term of six years or ten years. Under the previous revenue recognition guidance, gains on sales of developed territories were recognized as revenues over the initial term, with the cumulative amount of revenues recognized not to exceed the amount of cash received. Losses on sales of developed territories were recognized immediately. Such gains and losses represented the difference between the transaction price and the net book value of the intangible asset recorded upon the Company’s reacquisition of the developed territory as of the date of the sale. Under the new guidance, the transaction price, as constrained for amounts the Company does not expect to collect, is recognized as revenues over the initial term of the AD agreement. The net book value of the intangible asset is charged to operating expenses at the date of the sale.

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

Impacts on the Condensed Consolidated Financial Statements

The following tables summarize the impacts of adopting ASC 606 on the Company’s condensed consolidated financial statements as of and for the nine months ended January 31, 2019:

Condensed Consolidated Balance Sheet	As Reported	ASC 606 Adjustment	Balances Without Adoption of ASC 606
	(In thousands)
Notes receivable, current	$69,513	$1,543	$67,970
Allowance for doubtful accounts - current	(10,878)	344	(11,222)
Income taxes receivable	16,329	(914)	17,243
Notes receivable, non-current	11,435	90	11,345
Intangible assets, net	20,602	(169)	20,771
Deferred income taxes	307	307	—
Total assets	237,084	1,203	235,881
Deferred revenue, current	4,593	147	4,446
Deferred revenue and other, non-current	5,199	4,528	671
Deferred income tax liability	1,723	(1,260)	2,983
Total liabilities	163,743	921	162,822
Retained earnings	62,524	282	62,242
Total stockholders' equity	73,341	282	73,059
Total liabilities and stockholders’ equity	$237,084	$1,203	$235,881

Condensed Consolidated Statement of Operations	As Reported	ASC 606 Adjustment	Balances Without Adoption of ASC 606
	(In thousands)
Franchise fees	$1,602	$1,129	$473
Area Developer fees	2,665	1,070	1,595
Financial products	10,938	(2,732)	13,670
Electronic filing fees	486	(3,280)	3,766
Other revenues	1,165	132	1,033
Total revenues	46,824	(4,736)	51,560
Selling, general, and administrative expenses	27,649	(7,069)	34,718
Total operating expenses	92,030	(5,590)	97,620
Loss from operations	(45,206)	854	(46,060)
Loss before income taxes	(47,412)	2,332	(49,744)
Income tax benefit	(14,858)	749	(15,607)
Net loss	$(32,554)	$1,583	$(34,137)

There have been no other significant changes in the Company's condensed consolidated balance sheets or statements of operations and cash flows as a result of the adoption of ASC 606.

 Contract Balances

The following table provides information about receivables and contract liabilities (deferred revenue) from contracts with customers:

	January 31, 2019	April 30, 2018
	(In thousands)
Notes receivable (1)	$80,948	$30,849
Deferred revenue (2)	9,234	5,667

(1) Notes receivable increased by $1.7 million as of May 1, 2018 due to the change in the Company's revenue recognition policy for initial franchise and AD fees upon adoption of ASC 606.

(2) Deferred revenue increased $6.9 million as of May 1, 2018 due to the cumulative effect of adopting ASC 606.

Significant changes in deferred franchise and AD fees are as follows:

Nine Months Ended
January 31, 2019
(In thousands)
Deferred franchise and AD fees at beginning of period	$5,667
ASC 606 deferred franchise and AD fees adoption	6,940
Revenue recognized during the period	(4,267)
New deferrals of franchise and AD fees	894
Deferred franchise and AD fees at end of period	$9,234

Anticipated Future Recognition of Deferred Franchise and AD Fees

The following table reflects the estimated franchise and AD fees expected to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

Estimate for Fiscal Year
(In thousands)
2019 (1)	$938
2020	3,393
2021	2,488
2022	1,475
2023	667
Thereafter	273
Total	$9,234

(1) Represents franchise and AD fees expected to be recognized for the remainder of fiscal 2019. The amount does not include $4.3 million of franchise and AD fee revenues recognized for the nine months ended January 31, 2019.

The Company has applied the optional exemption, as provided for under ASC 606, which allows the Company not to disclose the transaction price allocated to unsatisfied performance obligations when the transaction price is a sales-based royalty.

Foreign Operations

Canadian operations contributed $0.7 million and $0.3 million in revenues for the three months ended January 31, 2019 and 2018, respectively, and $1.9 million and $1.7 million in revenues for the nine months ended January 31, 2019 and 2018, respectively.

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

At January 31, 2019, the Company had unfunded lending commitments for working capital loans to franchisees and ADs of $16.9 million through the end of the current fiscal year.

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

Activity in the allowance for doubtful accounts for the three and nine months ended January 31, 2019 and 2018 was as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018
	(In thousands)
Balance at beginning of period	$13,562	$9,849	$12,487	$12,021
Provision for doubtful accounts	1,804	4,410	5,798	7,865
Write-offs	(3,517)	(5,330)	(6,398)	(11,054)
Foreign currency adjustment	(25)	64	(63)	161
Balance at end of period	$11,824	$8,993	$11,824	$8,993

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

The allowance for doubtful accounts at January 31, 2019, April 30, 2018 and January 31, 2018, was allocated as follows:

	January 31, 2019	April 30, 2018	January 31, 2018
	(In thousands)
Impaired:
Notes and interest receivable, net of unrecognized revenue	$10,281	$11,654	$9,778
Accounts receivable	12,336	13,891	9,189
Less amounts due to ADs and franchisees	(905)	(1,907)	(817)
Amounts receivable less amounts due to ADs and franchisees	$21,712	$23,638	$18,150

Allowance for doubtful accounts for impaired notes and accounts receivable	$10,341	$10,322	$8,013

Non-impaired:
Notes and interest receivable, net of unrecognized revenue	$74,147	$20,721	$81,389
Accounts receivable	49,805	38,626	58,361
Less amounts due to ADs and franchisees	(9,055)	(11,722)	(11,213)
Amounts receivable less amounts due to ADs and franchisees	$114,897	$47,625	$128,537

Allowance for doubtful accounts for non-impaired notes and accounts receivable	$1,483	$2,165	$980

Total:
Notes and interest receivable, net of unrecognized revenue	$84,428	$32,375	$91,167
Accounts receivable	62,141	52,517	67,550
Less amounts due to ADs and franchisees	(9,960)	(13,629)	(12,030)
Amounts receivable less amounts due to ADs and franchisees	$136,609	$71,263	$146,687

Total allowance for doubtful accounts	$11,824	$12,487	$8,993

The Company’s average investment in impaired receivables during the nine months ended January 31, 2019 and 2018 was $22.7 million and $21.2 million, respectively.

Analysis of Past Due Receivables

The breakdown of accounts and notes receivable past due at January 31, 2019 was as follows:

	Past due	Current	Interest receivable, net	Total receivables
	(In thousands)
Accounts receivable	$33,290	$28,851	$—	$62,141
Notes and interest receivable, net (1)	11,251	69,698	3,479	84,428
Total accounts, notes and interest receivable	$44,541	$98,549	$3,479	$146,569

(1)    Interest receivable is shown net of an allowance for uncollectible interest of $2.9 million.

Accounts receivable are considered to be past due if unpaid 30 days after billing, and notes receivable are considered past due if unpaid 90 days after the due date. If it is determined the likelihood of collecting substantially all of the notes and accrued interest is not probable, the notes are put on non-accrual status. The Company’s investment in notes receivable on non-accrual status was $11.3 million, $13.6 million and $9.8 million at January 31, 2019, April 30, 2018, and January 31, 2018, respectively. Payments received on notes in non-accrual status are applied to the principal until the note is current and then to interest income. Non-accrual notes that are paid current and expected to remain current are moved back into accrual status during the next annual review.

(3) Restructuring Expense

In the nine months ended January 31, 2018, the Company began restructuring initiatives involving a review of Company-owned stores and service providers to improve the Company's overall long-term profitability. The Company incurred $9.3 million of expenses in the nine months ended January 31, 2019 related to these initiatives. The expenses incurred are presented in the Restructuring expense line item in the consolidated statements of operations. The composition of the restructuring expenses incurred for the nine months ended January 31, 2019 were as follows:

Expense	Cash	Accrued Expenses	Non-cash	Total Expense
	(In thousands)
Contract termination costs - maintenance	$37	$—	$—	$37
Property and intangible impairments and exit costs	1,486	2,263	5,559	9,308
Total	$1,523	$2,263	$5,559	$9,345

The property and intangible impairments and exit costs, which were primarily recorded in assets held for sale, were comprised of expenses related to lease obligations and non-cash charges associated with intangible write-downs. The accrued restructuring expenses of $2.3 million are included in "Accounts payable and accrued expenses" in the accompanying consolidated balance sheets.

A summary of the activity in accrued expenses related to restructuring initiatives for the nine months ended January 31, 2019 is as follows:

	Contract termination costs - maintenance	Property and intangible impairments and exit costs	Total accrued expenses
	(In thousands)
Balance at beginning of period	$1,359	$—	$1,359
Additions accrued against the liability	—	3,749	3,749
Cash payments	(669)	(1,486)	(2,155)
Balance at end of period	$690	2,263	$2,953

(4) Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended January 31, 2019 and 2018 were as follows:

	January 31, 2019	January 31, 2018
	(In thousands)
Balance at beginning of period	$8,640	$8,576
Acquisitions of assets from franchisees and others	372	1,850
Disposals and foreign currency changes, net	(4,614)	(184)
Purchase price reallocation	—	(1,032)
Transfers	2,950	—
Balance at end of period	$7,348	$9,210

Components of intangible assets were as follows as of January 31, 2019, April 30, 2018 and January 31, 2018:

	January 31, 2019
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Customer lists acquired from unrelated third parties	5 years	$1,373	$(1,096)	$277
Trade names	3 years	216	(119)	97
Non-compete agreements	2 years	54	(52)	2
Assets acquired from franchisees:
Customer lists	4 years	2,091	(1,248)	843
Reacquired rights	2 years	1,711	(1,323)	388
AD rights	9 years	32,002	(13,007)	18,995
Total intangible assets		$37,447	$(16,845)	$20,602

	April 30, 2018
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Customer lists acquired from unrelated third parties	5 years	$3,187	$(1,555)	$1,632
Trade names	3 years	431	(172)	259
Non-compete agreements	2 years	241	(145)	96
Assets acquired from franchisees:
Customer lists	4 years	1,842	(1,427)	415
Reacquired rights	2 years	1,436	(1,393)	43
AD rights	9 years	30,907	(10,515)	20,392
Total intangible assets		$38,044	$(15,207)	$22,837

	January 31, 2018
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Customer lists acquired from unrelated third parties	5 years	$3,187	$(1,390)	$1,797
Trade names	3 years	431	(136)	295
Non-compete agreements	2 years	241	(115)	126
Assets acquired from franchisees:
Customer lists	4 years	2,193	(1,642)	551
Reacquired rights	2 years	1,712	(1,642)	70
AD rights	9 years	29,932	(9,703)	20,229
Total intangible assets		$37,696	$(14,628)	$23,068

The Company acquired $1.3 million and $3.5 million of AD rights during the nine months ended January 31, 2019 and 2018, respectively.

During the third quarter of fiscal 2019, the Company sold the assets of six unrelated offices of smaller regional or local accounting firms for $2.9 million of which $1.4 million is contingent and recorded a loss on sale of $1.1 million. In addition, the Company charged $0.2 million to impairment during the period, for the sale of the last remaining office subsequent to January 31, 2019. These offices performed year-round accounting services. The following table summarizes the assets that were sold as of January 31, 2019.

January 31, 2019
(In thousands)
Accounts Receivable	$(111)
Property, equipment and software, net	66
Customer lists	965
Trade names	130
Non-compete agreements	19
Goodwill	2,896
Total asset value	$3,965
(5) Assets Held For Sale

In the third quarter of fiscal 2019, the Company reclassified all assets associated with its U.S. Company-owned offices from assets held for sale to reacquired rights, customer lists, and goodwill. Amortization expense was recorded on a cumulative basis for reacquired rights and customer lists. Prior to the third quarter of fiscal 2019, assets acquired from U.S. franchisees were classified as assets held for sale. During the nine months ended January 31, 2019, the Company acquired $1.0 million in assets from U.S. franchisees and third parties that were first accounted for as business combinations, with the value allocated to customer lists and reacquired rights of $0.5 million and goodwill of $0.5 million prior to being recorded as assets held for sale. During the nine months ended January 31, 2018, the Company acquired $7.0 million in assets from U.S. franchisees and third parties that were initially accounted for as business combinations, with the value allocated to customer lists and reacquired rights of $3.5 million and goodwill of $3.5 million prior to being recorded as assets held for sale. The acquired businesses are operated as Company-owned offices until a buyer is located and a new franchise agreement is entered into. During the nine months ended January 31, 2019, the Company sold, terminated, or impaired $4.9 million in assets from U.S. franchisees, of which $3.8 million was included in the Company's restructuring initiative.

Changes in the carrying amount of assets held for sale for the nine months ended January 31, 2019 and 2018 were as follows:

	Nine Months Ended January 31,
	2019	2018
	(In thousands)
Balance at beginning of period	$8,941	$11,989
Reacquired and acquired from third parties	945	6,992
Sold or terminated, impairments and other	(4,886)	(6,911)
Reclassification to reacquired rights, customer lists, and goodwill	(5,000)	—
Balance at end of period	$—	$12,070

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

The average interest rate paid during the nine months ended January 31, 2019 and 2018 was 3.87% and 2.99%, respectively. The indebtedness is collateralized by substantially all the assets of the Company, and both loans mature on April 30, 2019.

The credit facility contains certain financial covenants that the Company must meet, including leverage and fixed-charge coverage ratios as well as minimum net worth requirements. In addition, the Company must reduce the outstanding balance under its revolving credit facility to zero for a period of at least 45 consecutive days each fiscal year. The Company was in compliance with the financial covenants at January 31, 2019.

In December 2016, the Company obtained a mortgage payable to a bank in monthly installments of principal payments plus interest at the one-month LIBOR plus 1.85% through December 2026 with a balloon payment of $0.8 million due at maturity. The mortgage is collateralized by land and buildings.

Long-term obligations at January 31, 2019, April 30, 2018, and January 31, 2018 consisted of the following:

	January 31, 2019	April 30, 2018	January 31, 2018
	(In thousands)
Credit Facility:
Revolver	$107,893	$—	$120,189
Term loan, net of debt issuance costs	11,974	14,855	15,376
Total credit facility	119,867	14,855	135,565

Long-Term Obligations
Term loan, net of debt issuance costs	11,974	14,855	15,376
Due former ADs, franchisees and third parties	1,791	3,490	4,198
Mortgages	1,944	2,038	2,070
	15,709	20,383	21,644
Less: current installments	(13,763)	(18,113)	(5,223)
Long-term obligations, excluding current installments, net	$1,946	$2,270	$16,421

(7) Forward Contracts Related to Foreign Currency Exchange Rates and Cash Flow Hedge

The Company periodically enters into forward contracts to eliminate the exposure related to foreign currency fluctuations in connection with short-term advances made to its Canadian subsidiary. Foreign currency contracts with a fair value of less than$0.1 million are included in accounts payable and accrued expenses for the nine months ended January 31, 2019. The Company did not enter into any foreign currency contracts for the nine months ended January 31, 2018.

In December 2016, in connection with obtaining a mortgage payable to a bank, the Company entered into an interest rate swap agreement that allows it to manage fluctuations in cash flow resulting from changes in the interest rate on the mortgage. This swap effectively changes the variable-rate of the Company's mortgage into a fixed rate of 4.12%. The Company has designated this swap agreement as a cash flow hedge. At January 31, 2019, the fair value of the interest rate swap is less than $0.1 million and is included in other current assets. The interest rate swap expires in December 2026.

(8) Income Taxes

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted in the U.S. on December 22, 2017. The Tax Act reduced the U.S. federal corporate income tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign-sourced earnings. During the quarter ending January 31, 2018, the Company recorded provisional amounts related to the enactment-date effects of the Tax Act that included recording the one-time transition tax liability related to undistributed earnings of certain foreign subsidiaries that were not previously taxed and adjusting deferred tax assets and liabilities.

SAB 118 measurement period

The Company applied the guidance in SAB 118 when accounting for the enactment-date effects of the Tax Act throughout 2018. As of January 31, 2018, the Company recorded provision amounts for all of the enactment-date income tax effects of the Tax Act under ASC 740, Income Taxes, for the following aspects: remeasurement of deferred tax assets and liabilities, one-time transition tax, and tax on global intangible low-taxed income. As of January 31, 2019, the Company completed its accounting for all of the enactment-date income tax effects of the Tax Act. As further discussed below, during 2018 and the first month of 2019, the Company recognized adjustments to the provisional amounts recorded at January 31, 2018 and included these adjustments as a component of income tax expense from continuing operations.

One-time transition tax

The one-time transition tax is based on the Company’s total post-1986 earnings and profits, the tax on which the Company previously deferred from U.S. income taxes under U.S. law. The Company recorded a provisional amount for its one-time transition tax liability for each of its foreign subsidiaries, resulting in a transition tax liability of $1.2 million at January 31, 2018. Upon further analyses of the Tax Act and Notices and regulations issued and proposed by the U.S. Department of the Treasury and the Internal Revenue Service, the Company finalized its calculations of the transition tax liability during 2018. The Company increased its January 31, 2018 provisional amount by $0.2 million, which is included as a component of income tax expense from continuing operations. The Company elected to pay its transition tax over the eight-year period provided in the Tax Act. As of January 31, 2019, the remaining balance of the Company’s transition tax obligation is $1.2 million, which will be paid over the next seven years.

Deferred tax assets and liabilities

As of January 31, 2018, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future (which was generally 21%), by recording a provisional income tax benefit of $1.6 million. Upon further analysis of certain aspects of the Tax Act and refinement of its calculations during the 12 months ended January 31, 2019, the Company adjusted its provisional amount by increasing the income tax benefit by $0.8 million, which is included as a component of income tax expense from continuing operations.

Global intangible low-taxed income (GILTI)

The Tax Act subjects a U.S. shareholder to tax on GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Because the Company evaluated the provision of GILTI as of January 31, 2018, the Company recorded no GILTI-related deferred amounts. After further consideration in the current year, the Company elected to account for GILTI in the year the tax is incurred as a period cost.

Similar to prior years, pre-tax book income estimated in the fourth quarter of fiscal 2019 is expected to offset pre-tax book loss for the nine months ended January 31, 2019 due to the established pattern of seasonality in the Company's primary business operations. Management has determined it is at least more-likely-than-not that realization of tax benefits recorded in the Company's financial statements will occur during fiscal 2019. The amount of tax benefit recorded for the nine months ended January 31, 2019 reflects the Company’s estimated annual effective tax rate applied to the year-to-date loss from continuing operations adjusted for the tax impact of discrete items.

The Company's effective tax rate from continuing operations, including discrete income tax items, was 182.0% and 31.3% for the three and nine months ended January 31, 2019, respectively and (57.4)% and 35.7% for the three and nine months ended January 31, 2018, respectively. The reduced effective tax rate results primarily from the decrease in the U.S. federal corporate income tax rate from 35% to 21%, effective after December 31, 2017.

(9) Stockholders’ Equity

Stockholders' Equity Activity
During the nine months ended January 31, 2019 and 2018, activity in stockholders’ equity was as follows:

	Nine Months Ended January 31,
	2019	2018
	(In thousands, except for share amounts)
Class A common stock issued from the exercise of stock options	—	9,000
Class A common stock issued from the vesting of restricted stock and as director compensation	14,069	58,507
Class B common stock converted to Class A common stock	200,000	—
Exchangeable shares exchanged for Class A common stock	1,000,000	—

Proceeds from exercise of stock options	$153	$95
Stock-based compensation expense	$733	$2,523
Dividends declared	$2,267	$6,777

In July 2018, the holder of the Company's Class B common stock entered into a stock purchase agreement to sell all of his outstanding shares of the Company's Class A common stock and Class B common stock owned directly and indirectly by him. In connection with the sale, the shares of the Company’s Class B common stock converted into shares of the Company’s Class A common stock on a one-for-one basis and for no additional consideration. As of January 31, 2019, no shares of the Company’s Class B common stock remained outstanding. In addition, the sole holder of the Company’s exchangeable shares elected to exchange all of the exchangeable shares held by it for shares of the Company’s Class A common stock on a one-for-one basis and for no additional consideration. In connection with such exchange, the Company redeemed all ten of its outstanding shares of special voting preferred stock for a price of $1.00 per share. Pursuant to the Company’s Second Amended and Restated Certificate of Incorporation, as approved by stockholders on December 13, 2018, the Company currently has only one class of common stock. As of January 31, 2019, no shares of the Company’s exchangeable shares or special voting preferred stock remained outstanding or authorized to issue.

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss at January 31, 2019, April 30, 2018 and January 31, 2018 were as follows.

	January 31, 2019	April 30, 2018	January 31, 2018
	(In thousands)
Foreign currency adjustment	$(1,685)	$(1,381)	$(1,008)
Unrealized gain on interest rate swap agreement, net of taxes	12	34	18
Forward contracts related to foreign currency exchange rates	(25)	—	—
Total accumulated other comprehensive loss	$(1,698)	$(1,347)	$(990)
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
The computation of basic and diluted net loss per share for the three and nine months ended January 31, 2019 and 2018 is as follows:

	Three Months Ended January 31, 2019		Three Months Ended January 31, 2018
	Class A	Class B	Class A	Class B
	Common Stock	Common Stock	Common Stock	Common Stock
	(In thousands, except for share and per share amounts)
Basic and diluted net loss per share:
Numerator
Allocation of undistributed losses	$(310)	$—	$(1,499)	$(23)
Amounts allocated to participating securities:
Exchangeable shares	—	—	108	2
Net loss attributable to common stockholders	$(310)	$—	$(1,391)	$(21)
Denominator
Weighted-average common stock outstanding	14,043,218	—	12,734,941	200,000

Basic and diluted net loss per share	$(0.02)	$—	$(0.11)	$(0.11)

Diluted net income (loss) per share excludes the impact of shares of potential common stock from the exercise of options to purchase 477,094 and 1,147,386 shares for the three months ended January 31, 2019 and 2018, respectively, because the effect would be anti-dilutive.

	Nine Months Ended January 31, 2019		Nine Months Ended January 31, 2018
	Class A	Class B	Class A	Class B
	Common Stock	Common Stock	Common Stock	Common Stock
	(In thousands, except for share and per share amounts)
Basic and diluted net loss per share:
Numerator
Allocation of undistributed losses	$(32,399)	$(155)	$(24,005)	$(378)
Denominator
Weighted-average common shares outstanding	13,653,184	65,217	12,707,039	200,000

Basic and diluted net loss per share	$(2.37)	$(2.37)	$(1.89)	$(1.89)

As a result of the net losses for the periods shown, diluted net loss per share excludes the impact of shares of potential common stock from the exercise of options to purchase 517,852 and 1,301,175 shares for the nine months ended January 31, 2019 and 2018, respectively, because the effect would be anti-dilutive.

(10) Stock Compensation Plans

Stock Options

The Company has an equity and cash incentive plan, for the issuance of up to 2,500,000 shares of Class A common stock in which employees and outside directors are eligible to receive awards. At January 31, 2019, 1,442,211 shares of Class A common stock remain available for grant.
Stock option activity during the nine months ended January 31, 2019 was as follows:

	Number of options	Weighted average exercise price
Balance at beginning of period	472,503	$17.41
Granted	704,514	10.20
Exercised	(14,069)	10.90
Expired or forfeited	(366,704)	17.99
Balance at end of period	796,244	$10.88

Intrinsic value is defined as the fair value of the stock less the cost to exercise. The total intrinsic value of options exercised during the nine months ended January 31, 2019 was less than $0.1 million. The total intrinsic value of stock options outstanding at January 31, 2019 was $1.2 million. Stock options vest from the date of grant to five years after the date of grant and expire from four to seven years after the vesting date.

Nonvested stock options activity during the nine months ended January 31, 2019 was as follows:

	Nonvested options	Weighted average exercise price
Balance at beginning of period	267,433	$14.27
Granted	704,514	10.20
Vested	(92,207)	9.49
Forfeited	(225,226)	14.22
Balance at end of period	654,514	$10.35

At January 31, 2019, unrecognized compensation costs related to nonvested stock options were $1.2 million. These costs are expected to be recognized through fiscal 2022.
The following table summarizes information about stock options outstanding and exercisable at January 31, 2019:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of shares outstanding	Weighted average exercise price	Weighted average remaining contractual life (in years)	Number of options exercisable	Weighted average exercise price

$0.00 - $10.89	572,569	$9.78	6.2	50,000	$8.30
$10.90 - $16.38	196,345	12.00	4.3	64,400	11.96
$16.39 - $26.17	18,858	22.57	1.5	18,858	22.57
$26.18 - $33.38	8,472	33.38	0.6	8,472	33.38
	796,244	$10.88		141,730	$13.36

Restricted Stock Units

Restricted stock activity during the nine months ended January 31, 2019 was as follows:

	Number of restricted stock units	Weighted average fair value at grant date
Balance at beginning of period	127,030	$12.48
Granted	147,991	10.40
Vested	(28,029)	13.47
Forfeited	(77,770)	12.31
Balance at end of period	169,222	$10.56
At January 31, 2019, unrecognized compensation costs related to restricted stock units were $1.5 million. These costs are expected to be recognized through fiscal 2022.

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

The Company measures or monitors certain of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for those assets and liabilities for which fair value is the primary basis of accounting. Other assets and liabilities are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The following tables present, at January 31, 2019, April 30, 2018 and January 31, 2018, for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis (In thousands):

	January 31, 2019
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Recurring assets:
Interest rate swap agreement	$16	$—	$16	$—
Total recurring assets	16	—	16	—
Nonrecurring assets:
Impaired accounts and notes receivable, net of unearned revenue	12,276	—	—	12,276
Total nonrecurring assets	12,276	—	—	12,276
Total recurring and nonrecurring assets	$12,292	$—	$16	$12,276

Liabilities:
Recurring liabilities:
Forward contract related to foreign currency exchange rates	$43	$—	$—	$43
Contingent consideration included in obligations due to former ADs, franchisees and others	1,243	—	—	1,243
Total recurring liabilities	$1,286	$—	$—	$1,286

	April 30, 2018
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Recurring assets:
Cash equivalents	$12,056	$12,056	$—	$—
Interest rate swap agreement	57	—	57	—
Total recurring assets	12,113	12,056	57	—
Nonrecurring assets:
Impaired accounts and notes receivable, net of unearned revenue	15,223	—	—	15,223
Impaired goodwill	109	—	—	109
Impaired customer lists	4	—	—	4
Assets held for sale	8,941	—	—	8,941
Total nonrecurring assets	24,277	—	—	24,277
Total recurring and nonrecurring assets	$36,390	$12,056	$57	$24,277

Liabilities:
Recurring liabilities:
Contingent consideration included in obligations due to former ADs, franchisees and others	$1,545	$—	$—	$1,545
Total recurring liabilities	$1,545	$—	$—	$1,545

	January 31, 2018
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Recurring assets:
Interest rate swap agreement	$29	$—	$29	$—
Total recurring assets	29	—	29	—
Nonrecurring assets:
Impaired accounts and notes receivable, net of unearned revenue	$10,954	$—	$—	$10,954
Total nonrecurring assets	10,954	—	—	10,954
Total recurring and nonrecurring assets	$10,983	$—	$29	$10,954

Liabilities:				9539
Recurring liabilities:
Contingent consideration included in obligations due to former ADs, franchisees and others	3,219	—	—	3,219
Total recurring liabilities	$3,219	$—	$—	$3,219

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of level 1 or 2 requiring fair value measurements for each of the nine months ended January 31, 2019 and 2018.

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

Assets held for sale: The Company discontinued its use of assets held for sale in the third quarter of fiscal 2019. Prior to the discontinuation, assets held for sale are recorded at the lower of the carrying value or the sales price, less costs to sell, which approximates fair value. The sales price is calculated as a percentage of prior year net fees and marketplace transactions.

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

Nicole Ossenfort’s (Chief Executive Officer) franchise agreement

The Company is or was a participant in the following related party transactions with Ms. Ossenfort since the beginning of fiscal 2019:

Ossenfort Franchise. Ms. Ossenfort, together with her husband, Scott Ossenfort (together, with Ms. Ossenfort, the “Ossenforts”), jointly own a Company franchise through JL Enterprises. JL Enterprises borrows operating funds for working capital to operate the franchises each year. During the nine months ended January 31, 2019, JL Enterprises did not borrow operating funds for working capital to operate the franchise. During the nine months ended January 31, 2019, the Company has recorded $60,041 of accounts receivable from the Ossenforts for royalties, advertising and financial product charges, of which a balance of $15,621 remained outstanding and payable to the Company as of January 31, 2019.

Shaun York’s (Chief Operating Officer) franchises and AD agreements

The Company is or was a participant in the following related party transactions with Mr. York since the beginning of fiscal 2019:

York Franchises. Mr. York operates eleven Company franchises through Yorkompany LLC, S&P Holding Group LLC, My Business Group LLC and Core Fitness Partners LLC (the “York Franchise Entities”). The York Franchise Entities borrow operating funds from the Company for working capital to operate the franchises each year. During the nine months ended January 31, 2019, the York Franchise Entities borrowed operating funds in the amount of $225,286, of which $217,377 remained outstanding and payable to the Company as of January 31, 2019. In addition, during the nine months ended January 31, 2019, the Company recorded $58,626 of accounts receivable from the York Franchise Entities for royalties, advertising and financial product charges, of which $60,155 remained outstanding and payable to the Company as of January 31, 2019.

York AD. Mr. York has Area Development arrangements with the Company that are conducted through Yorkompany LLC, S&P Holding Group LLC and TNT Florida Investments LLC (the “York AD Entities”). The York AD Entities were acquired by Mr. York through various transactions with the Company and through third party agreements with AD sellers. In connection with those transactions, the York AD Entities financed a total of $4,059,460 through the Company to acquire the Area Development territories and associated rights. The loans are payable by the York AD Entities in annual installments at 12% interest. As of January 31, 2019, the aggregate outstanding principal balance owed by the York AD Entities on the notes was $1,789,040.

As of January 31, 2019, the Company had accounts receivable from the York AD Entities of $0. The York AD Entities earned $102,000 for their portion of franchise fees, royalties and interest during the nine months ended January 31, 2019.

York Debt Guarantees. Mr. York also has entered into multiple guarantee agreements with the Company whereby Mr. York has guaranteed all or a portion of the indebtedness owed by other franchisees and ADs to the Company as related to certain financial transactions for which Mr. York had an interest. The indebtedness owed by these franchisees and ADs as of January 31, 2019 is approximately $3,606,236.

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

Delaware Derivative Litigation

Asbestos Workers’ Philadelphia Pension Fund, derivatively on behalf of Liberty Tax, Inc., v. John Hewitt, Defendant, and Liberty Tax, Inc., Nominal Defendant, Case No. 2017-0883, filed in the Court of Chancery of the State of Delaware on December 12, 2017. The Plaintiff alleges that the Company's former CEO, John T. Hewitt (“Hewitt”), breached his fiduciary duties as an officer based upon certain allegations of misconduct on his part. The Plaintiff also alleges breach of fiduciary duty against Hewitt in his capacity as a director of the Company. The Complaint seeks compensatory damages and attorney’s fees. No claim or relief is asserted against the Company, which is named solely as a Nominal Defendant.

Erie County Employees Retirement System, derivatively on behalf of Liberty Tax, Inc., v. John T. Hewitt, Defendant, and Liberty Tax, Inc., Nominal Defendant, Case No. 2017-0914, brought a second derivative suit filed in the Court of Chancery of the State of Delaware on December 22, 2017. The Plaintiff also alleges that Hewitt breached his fiduciary duties as an officer based upon certain allegations of misconduct on his part. The Plaintiff also alleges breach of fiduciary duty against Hewitt in his capacity as a director of the Company. The Complaint seeks to enjoin Hewitt from managing our business operations, and seeks compensatory damages and attorney’s fees.

On December 27, 2017, the two above-referenced shareholder matters were consolidated into the case with the caption In Re: Liberty Tax, Inc. Stockholder Litigation, C.A. No. 2017-0883 (the "Delaware Action"). On April 17, 2018, the Plaintiffs filed an amended complaint (the "Amended Complaint"). The Amended Complaint added former directors, Gordon D’Angelo, Ellen McDowell, Nicole Ossenfort, and John Seal, with Hewitt as individual defendants (the “Individual Defendants”) and asserted class action allegations. The Plaintiffs seek (i) a declaration that the Individual Defendants have breached the Company's Nominating Committee Charter (now the Nominating & Corporate Governance Committee Charter); (ii) a declaration that the Individual Defendants have breached their fiduciary duties; (iii) an award to the Plaintiffs and the Class in the amount of damages sustained as a result of the Individual Defendants' breaches; (iv) certification of the action as a class action; (v) an award to the Company in the amount of damages sustained as a result of the Individual Defendants’ breaches of their fiduciary duties; (vi) a grant of further appropriate equitable relief to remedy the Individual Defendants’ breaches, including injunctive relief; (vii) an award to the Plaintiffs of the costs and disbursements of this action, including reasonable attorneys’ fees, accountants’ and experts’ fees, costs and expenses; and (viii) such further relief as the Court deems just and proper. The Company has answered the Amended Complaint and discovery is underway. The Individual Directors have filed a notice of motion to dismiss. No briefing schedule has been set on the motion. A mediation took place on November 12, 2018 but did not result in a resolution. A scheduling order has been entered which currently schedules trial in this matter to begin on March 18, 2019.

RSL Senior Partners LLC, derivatively and on behalf of Liberty Tax, Inc. v. Edward L. Brunot, John T. Hewitt, Kathleen E. Donovan, Gordon D’Angelo, John Garel, Thomas Herskovits, Robert M. Howard, Ross N. Longfield. Steven Ibbotson, Ellen M. McDowell, Nicole Ossenfort, George Robson and John Seal and Liberty Tax. Inc. (Nominal Defendant), Case No. 18 cv 127, filed on March 7, 2018 in the United States District Court for the Eastern District of Virginia (the “Virginia Action”). This purported shareholder derivative action was filed on behalf of the Company seeking to address the alleged wrongs of the Company’s directors and officers. The Complaint, which contains allegations that are substantially similar to the allegations in the Delaware Action, claims that certain conduct created an inappropriate tone at the top, resulting in the loss of key executives, employees, directors and otherwise harmed the Company. The Complaint asserts claims under Section 14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Section 10(b) and Rule 10b-5 and Section 20(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The Complaint seeks the following relief: (a) declaring that the Plaintiff may maintain this action on behalf of the Company, and that the Plaintiff is an adequate representative of the Company; (b) declaring that the Individual Defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company; (c) determining and awarding to the Company the damages sustained by it as a result of the violations set forth above from each of the Individual Defendants, jointly and severally, together with pre-judgment and post-judgment interest thereon;  (d) directing the Company and the Individual Defendants to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable laws and to protect the Company and its shareholders from a repeat of the damaging events (e) awarding the Company restitution from Individual Defendants; and (f) awarding the Plaintiff the costs and disbursements of the action, including reasonable attorneys’ and experts’ fees, costs, and expenses

No claim or relief is asserted against the Company, which is named solely as a Nominal Defendant.

On July 30, 2018, various motions were filed: (i) Defendants Hewitt, McDowell, Ossenfort and Seal collectively moved to dismiss the Complaint; (ii) Defendants Garel, Herskovits, Howard, Ibbotson, Longfield, and Robson collectively moved to dismiss the Complaint; (iii) Defendants Brunot and Donovan collectively moved to dismiss the Complaint; (iv) Company moved to stay the action pending resolution of parallel state (Delaware) and/or federal (New York) proceedings (in which the Individual Defendants joined). Briefing on the motions is complete.

The Delaware and Virginia Actions are in the process of being settled. On January 25, 2019, the Company along with the named Individual Defendants entered into a Memorandum of Understanding (the “MOU”) with the Plaintiffs, regarding settlement of the Delaware Action which will result in certain enhancements to the Company’s code of conduct and training of employees, and disclosure of Nasdaq’s appeal ruling delisting the Company’s Class A common stock from Nasdaq which is furnished as Exhibit 99.1 herein. The Plaintiffs have agreed that the settlement, which is subject to the execution of a definitive settlement agreement and court approval, will include a dismissal of the lawsuits with prejudice and a release of all claims against the Company and the Individual Defendants asserted in the Delaware Action and the Virginia Action. If the parties to the MOU execute a stipulation of settlement, a hearing will be held at which the Delaware Court of Chancery will consider the fairness, reasonableness and adequacy of the settlement. In connection with the settlement, the Company will negotiate in good faith the amount of reasonable legal fees and expenses of the Plaintiffs’ counsel which will ultimately be paid by the Company and/or its insurance carrier. No agreement has been reached on the amount of the fees and expenses, which is subject to court approval.

The parties to the Virginia Action have also agreed that all claims in the Virginia Action have been settled and that the parties will seek to stay the Virginia Action pending the settlement proceedings in Delaware. The parties to the Virginia Action have agreed to dismiss the Virginia Action with prejudice within five business days of the settlement of the Delaware Action becoming final. The Company has agreed that it (and/or its insurance carrier) will pay $295,000 in fees and expenses to

Plaintiffs' counsel in the Virginia Action in connection with settlement of the Virginia Action. The parties to the Virginia Action provided a joint status update to the Virginia court on February 27, 2019.

Settlement of the Virginia and Delaware Actions are expressly not to be construed as an admission of wrongdoing or liability by any defendant. The defendants have vigorously denied, and continue to vigorously deny, any wrongdoing or liability with respect to the facts and claims asserted, or which could have been asserted, in the Delaware and Virginia Actions , including that they have committed any violations of law or breach of fiduciary duty, aided and abetted any violations of law or breaches of fiduciary duty, acted improperly in any way or have any liability or owe any damages of any kind to the Plaintiffs or to the purported Class.  Nothing in this report shall be deemed an admission of the legal necessity or materiality under the federal securities laws, state fiduciary law or any other law, statute, rule or regulation of any of the disclosures set forth herein.

Eastern District of New York Securities Litigation

Rose Mauro, individually and on behalf of all others similarly situated v. Liberty Tax, Inc., Edward L. Brunot, John T. Hewitt, and Kathleen E. Donovan, filed in the United States District Court for the Eastern District of New York on January 12, 2018, Case No. 18 CV 245. The Plaintiff filed a securities class action asserting violations of Section 10(b) of the Exchange Act and Rule 10b-5 against all defendants and a second count for violations of Section 20(a) of the Exchange Act against the individual defendants. According to the complaint, throughout the class period, the Company allegedly issued materially false and misleading statements and/or failed to disclose that: (1) Hewitt created an inappropriate tone at the top; (2) the inappropriate tone at the top led to ineffective entity level controls over the organization; and (3) as a result, defendants’ statements about the operations and prospects were materially false and misleading and/or lacked a reasonable basis at all relevant times.

Patrick Beland, individually and on behalf of all others similarly situated vs. Liberty Tax, Inc., Edward L. Brunot, John T. Hewitt, and Kathleen E. Donovan, filed in the United States District Court for the Eastern District of New York on December 15, 2017, case number 17 CV 7327. The Plaintiff filed a securities class action asserting violations of Section 10(b) of the Exchange Act and Rule 10b-5 against all defendants and a second count for violations of Section 20(a) of the Exchange Act against the individual defendants. According to the complaint, throughout the class period, the Company allegedly issued materially false and misleading statements and/or failed to disclose that: (1) Hewitt created an inappropriate tone at the top; (2) the inappropriate tone at the top led to ineffective entity level controls over the organization; and (3) as a result, defendants’ statements about the business, operations and prospects were materially false and misleading and/or lacked a reasonable basis at all relevant times.

These actions were consolidated with the caption In Re Liberty Tax, Inc. Securities Litigation, Case No. 27 CV 07327 and IBEW Local 98 Pension Fund was appointed the Lead Plaintiff (the "Lead Plaintiff"). On June 12, 2018, the Lead Plaintiff filed its Consolidated Amended Class Action Complaint, which removed Brunot as a defendant, and added additional securities claim based on Section 14(a) of the Exchange Act and Rules 14a-3 and 14a-9. The Consolidated Amended Class Action Complaint, among other things, asserts that the Company’s SEC filings over a multi-year period failed to disclose the alleged misconduct of the individual defendants and that disclosure of the alleged misconduct caused the Company’s stock price to drop and, thereby harm the purported class of shareholders. The Class Period is alleged to be October 1, 2013 through February 23, 2018. The defendants filed a joint motion to dismiss the Consolidated Amended Class Action Complaint on September 17, 2018. The Lead Plaintiff served their opposition on November 1, 2018 and the defendants filed their reply brief on November 27, 2018. A mediation took place on November 12, 2018 but did not result in a resolution. The motion to dismiss is still pending before the Court.

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

Before the District Court on remand, the parties briefed the question of what damages remained in place after the Court of Appeals’ ruling. On November 30, 2018, the District Court ruled that the Company remained liable to Aime for $0.3 million in damages. The court also ordered return of the Company's appeal bond. As a result of this ruling, the Company reduced the liability from $2.7 million to $0.3 million in the third quarter of fiscal 2019.

Aime filed a petition for certiorari in the United States Supreme Court on December 4, 2018. On January 7, 2019 the Supreme Court denied certiorari.

On December 28, 2018 Aime filed a motion for reconsideration of the District Court’s November 30, 2018 Order. On January 11, 2019 the Company filed its opposition to Aime’s motion for reconsideration. On January 17, 2019 Aime filed his reply memorandum in further support of his motion for reconsideration. The motion for reconsideration is fully briefed and pending before the court. The ultimate outcome of this action and the timing of such outcome is uncertain and there can be no assurance that the Company will benefit financially from such litigation.

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

(14) Subsequent Events

None.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements concerning our business, operations, financial performance, and condition, as well as our plans, objectives, and expectations for our business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, projections about our business and the industry in which we operate, and our management’s beliefs and assumptions. They are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate or could cause our actual results to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Factors that may cause such differences include, but are not limited to, the risks described under “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2018 and other filings with the U.S. Securities and Exchange Commission ("SEC"), including:

•	our inability to grow on a sustainable basis;

•	the seasonality of our business;

•	departures of key executives or directors;

•	our ability to attract additional talent to our senior management team;

•	our delisting determination by Nasdaq and our ability to regain listing;

•	our ability to maintain an active trading market for our common stock on the Over-The-Counter Market;

•	the review and consideration of any unsolicited proposal received by the Company, the review and evaluation of strategic alternatives, and the outcome of such review and evaluation;

•	our inability to secure reliable sources of the tax settlement products we make available to our customers;

•	government regulation and oversight, including the regulation of tax preparers or settlement products such as refund transfers and loan settlement products;

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

Overview

We are one of the largest providers of tax preparation services in the U.S. and Canada, and during the current tax season, we operated 3,108 tax offices. Our tax preparation services and related tax settlement products are offered primarily through franchised locations, although we operate a limited number of Company-owned offices each tax season. See Note 1 "Description of Business and Summary of Significant Accounting Policies" in the notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2018, for details of the U.S. office activity and the number of Canadian and Company-owned offices for the years ended April 30, 2018, 2017 and 2016.

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

We operate Company-owned offices, all of which are included in the accompanying condensed consolidated financial statements. If these offices remain unsold at the start of a tax season we will operate them for the tax season with the intent of selling them to qualified franchisees the next year, and, as a result, the number of Company-owned offices will vary from year to year. Going forward, the number of Company-owned offices may increase if the Company reacquires more offices from existing franchisees and does not find a suitable buyer to take over the office. During the nine months ended January 31, 2019, the Company closed Company-owned offices as part of its restructuring initiatives. The Company incurred approximately $9.3 million of expenses related to restructuring initiatives during the nine months ended January 31, 2019.

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

Results of Operations
The table below shows results of operations for the three and nine months ended January 31, 2019 and 2018.

	Three Months Ended January 31,				Nine Months Ended January 31,
			Change				Change
	2019	2018	$	%	2019	2018	$	%
(dollars in thousands)
Total revenues	$32,884	$48,244	$(15,360)	(32)%	$46,824	$64,202	$(17,378)	(27)%
Loss from operations	1,507	(195)	1,702	(873)%	(45,206)	(36,443)	(8,763)	24%
Net loss	(310)	(1,522)	1,212	(80)%	(32,554)	(24,383)	(8,171)	34%

Revenues. The table below sets forth the components and changes in our revenues for the three and nine months ended January 31, 2019 and 2018.

	Three Months Ended January 31,				Nine Months Ended January 31,
			Change				Change
	2019	2018	$	%	2019	2018	$	%
(dollars in thousands)
Franchise fees	$596	$90	$506	562%	$1,602	$354	$1,248	353%
Area Developer fees	1,018	507	511	101%	2,665	2,209	456	21%
Royalties and advertising fees	16,060	17,610	(1,550)	(9)%	19,095	20,598	(1,503)	(7)%
Financial products	9,882	18,106	(8,224)	(45)%	10,938	19,324	(8,386)	(43)%
Interest income	2,049	2,612	(563)	(22)%	5,253	7,009	(1,756)	(25)%
Assisted tax preparation fees, net of discounts	2,719	5,225	(2,506)	(48)%	5,620	8,413	(2,793)	(33)%
Electronic filing fees	428	2,872	(2,444)	(85)%	486	2,872	(2,386)	(83)%
Other revenues	132	1,222	(1,090)	(89)%	1,165	3,423	(2,258)	(66)%
Total revenues	$32,884	$48,244	$(15,360)	(32)%	$46,824	$64,202	$(17,378)	(27)%

For the three months ended January 31, 2019, total revenues decreased $15.4 million, or 32%, to $32.9 million compared to $48.2 million in the same period last year. This decrease was primarily due to the following:

•
a decrease of $8.2 million in financial products related to bank fees reported as a reduction of income in fiscal 2019 and as operating expenses in fiscal 2018 due to contractual changes and the implementation of ASC 606 and a reduction in the number of tax returns filed by our franchisees;

•	a $2.5 million decrease in assisted tax preparation fees due to a decrease in the number of U.S. Company-owned stores and the divestiture of our year-round accounting offices;

•	a $2.4 million reduction in electronic filing fees primarily due to the recording of franchisee rebates as a deduction of revenue instead of expense due to the implementation of ASC 606;

•	a reduction of $1.6 million in royalties and advertising fees due to a reduction in the number of tax returns filed by our franchisees;

•	a $1.1 million decrease in other revenues primarily due to the divestiture of our year-round accounting offices; and

•	an increase of $1.0 million in franchise and AD fees primarily due to the implementation of ASC 606.

For the nine months ended January 31, 2019, total revenues decreased $17.4 million, or 27%, to $46.8 million compared to $64.2 million in the same period last year. This decrease was primarily due to the following:

•
a decrease of $8.4 million in financial products related to bank fees reported as a reduction of income in fiscal 2019 and as operating expenses in fiscal 2018 due to contractual changes and the implementation of ASC 606 and a reduction in the number of tax returns filed by our franchisees;

•	a $2.8 million decrease in assisted tax preparation fees due to a decrease in the number of U.S. Company-owned stores and the divestiture of our year-round accounting offices;

•	a $2.4 million reduction in electronic filing fees primarily due to the recording of franchisee rebates as a deduction of revenue instead of expense due to the implementation of ASC 606;

•
a decrease of $2.3 million in other revenues due to the divestiture of our year-round accounting offices and related to gains recorded in fiscal 2018 on AD and franchisee acquisitions where the consideration was less than the value of the acquired asset;

•	a decrease of $1.8 million in interest income related to a reduction in working capital loans to franchisees as well as a decrease in the loans due from reacquired ADs and franchisees;

•	a reduction of $1.5 million in royalties and advertising fees due to a reduction in the number of tax returns filed by our franchisees; and

•	an increase of $1.7 million in franchise and AD fees primarily due to the implementation of ASC 606.

Operating expenses.    The table below details the amounts and changes in our operating expenses for the three and nine months ended January 31, 2019 and 2018.

	Three Months Ended January 31,				Nine Months Ended January 31,
			Change				Change
	2019	2018	$	%	2019	2018	$	%
(dollars in thousands)
Employee compensation and benefits	$9,795	$11,574	$(1,779)	(15)%	$29,770	$32,277	$(2,507)	(8)%
Selling, general, and administrative expenses	6,294	22,366	(16,072)	(72)%	27,649	41,120	(13,471)	(33)%
Area Developer expense	4,384	4,890	(506)	(10)%	5,089	5,658	(569)	(10)%
Advertising expense	6,913	5,623	1,290	23%	9,827	9,702	125	1%
Depreciation, amortization, and impairment charges	3,991	3,995	(4)	—%	10,350	8,526	1,824	21%
Restructuring expense	—	(9)	9	(100)%	9,345	3,362	5,983	178%
Total operating expenses	$31,377	$48,439	$(17,062)	(35)%	$92,030	$100,645	$(8,615)	(9)%

For the three months ended January 31, 2019, total operating expenses were $31.4 million compared to $48.4 million in the same period last year, representing a decrease of $17.1 million, or 35%. The decrease was primarily driven by the net of the following:

•	a $1.3 million increase in advertising expenses mainly due to the timing and categorizing of spending;

•
a $1.8 million decrease in employee compensation and benefits primarily due to lower severance costs compared to fiscal 2018 and a decrease in the number of U.S. Company-owned stores and the divestiture of our year-round accounting offices; and

•
a $16.1 million decrease in selling, general and administrative expenses primarily related to bank fee and rebate expenses reported as a reduction of income in fiscal 2019 and as operating expenses in fiscal 2018 due to contractual changes and the implementation of ASC 606, cost reductions related to the decrease in the number of U.S. Company-owned stores and the divestiture of our year-round accounting offices and reduced bad debt expense resulting from fewer franchisee terminations, partially offset by increased expenses due to audit and legal costs related to fiscal 2018 and fiscal 2019 SEC filings.

For the nine months ended January 31, 2019, total operating expenses were $92.0 million compared to $100.6 million in the same period last year, representing a decrease of $8.6 million, or 9%. The decrease was primarily driven by the net of the following:

•	a $6.0 million increase in restructuring expenses related to Company-store exit costs partially offset by a contract termination recorded in fiscal 2018;

•	a $1.8 million increase in depreciation, amortization, and impairment expense mainly due to assets put into service;

•
a $2.5 million decrease in employee compensation and benefits primarily due to lower severance costs compared to fiscal 2018 and a decrease in the number of U.S. Company-owned stores and the divestiture of our year-round accounting offices; and

•
a $13.5 million decrease in selling, general and administrative expenses primarily related to bank fee and rebate expenses reported as a reduction of income in fiscal 2019 and as operating expenses in fiscal 2018 due to contractual changes and the implementation of ASC 606, cost reductions related to the decrease in the number of U.S. Company-owned stores and the divestiture of our year-round accounting offices and reduced bad debt expense resulting from fewer franchisee terminations, partially offset by increased expenses due to audit and legal costs related to fiscal 2018 and fiscal 2019 SEC filings.

Income tax benefit. We recorded income tax benefits (expense) with effective rates of 182.0% and 31.3% during the three and nine months ended January 31, 2019, respectively and (57.4%) and 35.7% for the three and nine months ended January 31, 2018, respectively. Due to the seasonal nature of our business, we expect any losses that we incur through the first eight months of each fiscal year will be more than offset by the results of the last four months of the fiscal year.

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

We were in compliance with our financial covenants as of January 31, 2019.

Franchisee lending and potential exposure to credit loss.  A substantial portion of our cash flow during the year is utilized to provide funding to our franchisees. At January 31, 2019, our total balance of loans to franchisees and ADs for working capital and equipment loans, representing cash amounts we had advanced to the franchisees and ADs, was $56.1 million. In addition, at that date, our franchisees and ADs together owed us an additional $90.5 million, net of unrecognized revenue of $8.1 million, for amounts representing the unpaid purchase price for franchise territories or areas comprising clusters of territories and other amounts owed to us for royalties and other amounts for which our franchisees and ADs had outstanding payment obligations. The following table provides a breakdown of our potential exposure to credit loss:

(In millions)	At January 31, 2019
Loans to franchisees and ADs for working capital and equipment loans		$56.1
Unpaid purchase price of franchise territories, royalties and other amounts, gross	98.6
Unrecognized revenue	(8.1)
Unpaid purchase price of franchise territories, royalties and other amounts, net		90.5
Book balance of amounts due		146.6
AD share of royalties and franchise fees		(9.8)
Exposure to potential credit loss		$136.8

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

 The unpaid amounts owed to us from our ADs and franchisees are collateralized by the underlying franchise or area and, when the franchise or area owner is an entity, are generally guaranteed by the related owners of the respective entity. Accordingly, to the extent a franchisee or AD does not satisfy its payment obligations to us, we may repossess the underlying franchise or area in order to resell it in the future. At January 31, 2019, we had an investment in impaired accounts and notes receivable and related interest receivable of approximately $21.7 million. We consider accounts and notes receivable to be impaired if the amounts due exceed the fair value of the underlying franchise and estimate an allowance for doubtful accounts based on that excess. Amounts due include the recorded value of the accounts and notes receivable reduced by the allowance for uncollected interest, amounts due to ADs for their portion of franchisee receivables, any related unrecognized revenue and amounts owed to the franchisee or AD by us. In establishing the fair value of the underlying franchise, we consider net fees of open territories and the number of unopened territories. At January 31, 2019, we have recorded an allowance for doubtful accounts for impaired accounts and notes receivable of $10.3 million. There were no significant concentrations of credit risk with any individual franchisee or AD as of January 31, 2019. We believe our allowance for doubtful accounts as of January 31, 2019 is adequate for our existing loss exposure. We closely monitor the performance of our franchisees and ADs and will adjust our allowances as appropriate if we determine the existing allowances are inadequate to cover estimated losses.

Dividends. Beginning in April 2015 through July 2018, we announced a $0.16 per share quarterly cash dividend. We have not declared a dividend since July 2018 and may not continue to pay cash dividends in the future. The payment of dividends will be at the discretion of our Board of Directors and will depend, among other things, on our earnings, capital requirements, and financial condition. Our ability to pay dividends will also be subject to compliance with financial covenants that are contained in our credit facility and may be restricted by any future indebtedness that we incur or issuances of preferred stock. In addition, applicable law requires our Board of Directors to determine that we have adequate surplus prior to the declaration of dividends. We cannot provide an assurance that we will pay dividends at any specific level or at all.

Sources and uses of cash

Operating activities. In the nine months ended January 31, 2019, we used $0.5 million more cash in our operating activities compared to the same period in fiscal 2018. The cash used in operating activities is relatively flat due to a larger net loss partially offset by higher non-cash expenses.

Investing activities. In the nine months ended January 31, 2019, we utilized $7.7 million less cash for investing activities compared to the same period in fiscal 2018. This decrease is largely due to a $3.5 million reduction in net cash used for the issuance of operating loans to franchisees and ADs, net of repayments, $2.2 million less in the purchases of AD rights, Company-owned offices and acquired customer lists, and $1.2 million less in the purchases of property, equipment and software.

Financing activities. In the nine months ended January 31, 2019, cash provided by financing activities decreased $8.5 million compared to the same period in fiscal 2018. This decrease was driven by a reduction of $12.3 million in net borrowings under our revolving credit facility partially offset by a $4.4 million decrease in dividends paid compared to the same period in fiscal 2018.

Future cash needs and capital requirements

Operating cash flow needs. We believe our credit facility entered into on April 30, 2012, as amended, will be sufficient to support our cash flow needs for the current fiscal year. At January 31, 2019, using the leverage ratio applicable under our loan covenants at the end of the quarter, our maximum unused borrowing capacity was $46.4 million. We are currently in negotiations on a new credit facility to replace our existing credit facility which matures on April 30, 2019.

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

Effect of our credit facility covenants on our future performance. Our credit facility, which matures on April 30, 2019, imposes several restrictive covenants, including a covenant that requires us to maintain a leverage ratio of not more than 5.5:1 at the end of each fiscal quarter ending January 31 and a leverage ratio of not more than 3.0:1 at the end of each other fiscal quarter. The higher permitted leverage ratio at the end of the January 31 quarter reflects the fact that as of that date, we have typically extended significant credit to our franchisees for working capital and other needs that is not reflected in repayments received from our franchisees until the period beginning in February each year. At January 31, 2019, our leverage ratio was 3.9:1.

We continue to be obligated under our credit facility to satisfy a fixed charge coverage ratio test, which requires that ratio to be not less than 1.50:1 at the end of every fiscal quarter. At January 31, 2019, our fixed charge coverage ratio was 2.0:1.

We were in compliance with the ratio tests described in this section as of January 31, 2019. We expect to be able to manage our cash flow and our operating activities in such a manner that we will continue to be able to satisfy our obligations under the credit facility for the remainder of the term of that facility.

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

•	Executive recruitment costs: We exclude from our non-GAAP financial measures one-time costs incurred to recruit and hire new executives.

•	Shareholder litigation costs: We exclude from our non-GAAP financial measures one-time costs incurred related to shareholder litigation.

The following is a reconciliation of GAAP Net Loss to EBITDA:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Net loss - as reported	$(310)	$(1,522)	$(32,554)	$(24,383)
Add back:
Interest expense	1,129	829	2,206	1,618
Income tax expense (benefit)	688	555	(14,858)	(13,550)
Depreciation, amortization, and impairment charges:
As reported	3,991	3,995	10,350	8,526
Total Adjustments	5,808	5,379	(2,302)	(3,406)
EBITDA	$5,498	$3,857	$(34,856)	$(27,789)

Included in restructuring expense on the condensed consolidated statement of operations for the nine months ended January 31, 2019 and 2018 is $5.6 million and $0.8 million, respectively, of depreciation, amortization, and impairment charges. EBITDA is $29.2 million and $26.9 million in the nine months ended January 31, 2019 and 2018, respectively, with these expenses included.

The following is a reconciliation of our reported net loss to our non-GAAP financial measures. Amounts may not add or recalculate due to rounding.

Three Months Ended January 31, 2019
(In thousands except per share data)
	Revenues	Operating Expenses	Loss from Operations	EBITDA	Pre-tax Loss	Net Loss	Basic and Diluted EPS
As Reported	$32,884	$31,377	$1,507	$5,498	$378	$(310)	$(0.02)

Adjustments: (1)
Shareholder litigation costs	—	(313)	313	313	313	215	0.02
Accrued judgment	—	2,400	(2,400)	(2,400)	(2,400)	(1,647)	(0.12)
Corporate governance costs	—	(25)	25	25	25	17	—
Divestiture of year-round accounting offices	1,079	(145)	1,224	1,224	1,224	840	0.06
Total adjustments	1,079	1,917	(838)	(838)	(838)	(575)	(0.04)
Non-GAAP	$33,963	$33,294	$669	$4,660	$(460)	$(885)	$(0.06)
Three Months Ended January 31, 2018
(In thousands except per share data)
	Revenues	Operating Expenses	Loss from Operations	EBITDA	Pre-tax Loss	Net Loss	Basic and Diluted EPS
As Reported	$48,244	$48,439	$(195)	$3,857	$(967)	$(1,522)	$(0.11)

Adjustments: (1)
Executive severance including stock-based compensation	—	(325)	325	325	325	203	0.02
Compliance Task Force and related costs	—	(61)	61	61	61	38	—
Shareholder litigation costs	—	(529)	529	529	529	330	0.03
Restructuring expense	—	9	(9)	(9)	(9)	(5)	—
Tax reform on reported earnings	—	—	—	—	—	919	0.07
Total adjustments	—	(906)	906	906	906	1,485	0.12
Non-GAAP	$48,244	$47,533	$711	$4,763	$(61)	$(37)	$0.01

(1) The net loss impact of the adjustments is calculated using the effective tax rate for the period.

Nine Months Ended January 31, 2019
(In thousands except per share data)
	Revenues	Operating Expenses	Loss from Operations	EBITDA	Pre-tax Loss	Net Loss	Basic and Diluted EPS
As Reported	$46,824	92,030	$(45,206)	$(34,856)	$(47,412)	$(32,554)	$(2.37)

Adjustments: (1)
Executive severance including stock-based compensation	—	(933)	933	933	933	640	0.05
Executive recruitment costs	—	(725)	725	725	725	497	0.04
Shareholder litigation costs (2)	—	(472)	472	472	472	324	0.02
Accrued judgment	—	2,400	(2,400)	(2,400)	(2,400)	(1,647)	(0.12)
Corporate governance costs (2)	—	(303)	303	303	303	208	0.02
Divestiture of year-round accounting offices	1,079	(145)	1,224	1,224	1,224	840	0.06
Restructuring expense	—	(9,345)	9,345	9,345	9,345	6,411	0.47
Total adjustments	1,079	(9,523)	10,602	10,602	10,602	7,273	0.54
Non-GAAP	$47,903	$82,507	$(34,604)	$(24,254)	$(36,810)	$(25,281)	$(1.83)
Nine Months Ended January 31, 2018
(In thousands except per share data)
	Revenues	Operating Expenses	Loss from Operations	EBITDA	Pre-tax Loss	Net Loss	Basic and Diluted EPS
As Reported	$64,202	$100,645	$(36,443)	$(27,789)	$(37,933)	$(24,383)	$(1.89)

Adjustments: (1)
CEO Separation and related costs	—	(2,417)	2,417	2,417	2,417	1,554	0.12
Executive severance including stock-based compensation	—	(325)	325	325	325	209	0.02
Executive recruitment costs	—	(325)	325	325	325	209	0.02
Compliance Task Force and related costs	—	(386)	386	386	386	248	0.02
Shareholder litigation costs		(529)	529	529	529	340	0.03
Restructuring expense	—	(3,362)	3,362	3,362	3,362	2,161	0.17
Total adjustments	—	(7,344)	7,344	7,344	7,344	4,721	0.38
Non-GAAP	$64,202	$93,301	$(29,099)	$(20,445)	$(30,589)	$(19,662)	$(1.51)

(1) The net loss impact of the adjustments is calculated using the effective tax rate for the period.
(2) Adjustment included for prior period amounts.

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

Off Balance Sheet Arrangements

We are a party to an interest rate swap agreement that allows us to manage fluctuations in cash flow resulting from changes in the interest rate on our variable rate mortgage. This swap effectively changes the variable-rate of our mortgage into a fixed rate of 4.12%. At January 31, 2019, the fair value of our interest rate swap was an asset of less than $0.1 million and was included in other current assets. The interest rate swap expires in December 2026.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks from those reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2018.

ITEM 4
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2019, the Company’s disclosure controls and procedures were not effective due to a material weakness in the Company's internal control over financial reporting as described below.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following deficiencies that constituted individually, or in the aggregate, a material weakness in our internal control over financial reporting as of January 31, 2019.

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

Because of this material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of January 31, 2019.

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

The Company has taken significant steps to address the material weakness set forth above. The Company believes that making the following changes are critical steps toward addressing the “tone at the top” concerns that contributed to the material weakness it has identified. The following steps are among the measures that have been implemented or will be implemented as soon as practicable after the date of this filing:

•
On July 24, 2018, the Company's former President and Chief Executive Officer and Chairman of the Board of Directors entered into a stock purchase agreement to sell all of the shares of the Company’s Class A common stock and Class B common stock owned directly and indirectly by him. As a result of this transaction, Mr. Hewitt resigned as Chairman of the Board.

•	In addition to the resignation of Mr. Hewitt as Chairman of the Board, all remaining Class B directors previously appointed by our former Chairman tendered their resignations to the Board.

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

•
In August 2018, the Company elected five new Class A directors through written consent executed by stockholders representing a majority of the outstanding shares of the Company’s Class A common stock that are “independent” for purposes of the Nasdaq Listing Rules.

•	The Board of Directors has elected Andrew M. Laurence as the independent Chairman of our Board of Directors.

•	The Company hired Ernst & Young to conduct a review of its corporate governance practices.

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

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuances of unregistered securities during the nine months ended January 31, 2019.

SHARE REPURCHASES

Our Board of Directors has authorized up to $10.0 million for share repurchases. This authorization has no specific expiration date and cash proceeds from stock option exercises increase the amount of the authorization. In addition, the Board of Directors authorized an AD repurchase program, which reduces the amount of the share repurchase authorization on a dollar-for-dollar basis. Shares repurchased from option exercises and RSUs vesting that are net-share settled by us and shares repurchased in privately negotiated transactions are not considered share repurchases under this authorization. The Company had no share repurchases and no purchases as part of its AD repurchase program during the quarter ended January 31, 2019.

ITEM 3
DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4
MINE SAFETY DISCLOSURES

None.
ITEM 5
OTHER INFORMATION
None.
ITEM 6
EXHIBITS

We have filed the following exhibits as part of this report:

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

3.1	Second Amended and Restated Certificate of Incorporation of Liberty Tax, Inc.	X

31.1	Certification of Chief Executive Officer	X

31.2	Certification of Chief Financial Officer	X

32.1(1)	Section 1350 Certification (Chief Executive Officer)	X

32.2(1)	Section 1350 Certification (Chief Financial Officer)	X

99.1	Nasdaq Listing and Hearing Review Council Decision on Liberty Tax, Inc. dated October 18, 2018.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
(1) This exhibit is furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Liberty Tax, Inc. (Registrant)

March 7, 2019	By:	/s/ Nicole Ossenfort
Nicole Ossenfort Chief Executive Officer (Principal Executive Officer)

March 7, 2019	By:	/s/ Michael S. Piper
Michael S. Piper Chief Financial Officer (Principal Financial Officer)