Form 10-K
period 2019-04-30
Liberty Tax, Inc.
filed 2019-06-27
CIK 1528930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended April 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 001-35588
Liberty Tax, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-3561876 (I.R.S. Employer Identification No.)
1716 Corporate Landing Parkway, Virginia Beach, Virginia (Address of principal executive offices)	23454 (Zip Code)
Registrant's telephone number, including area code: (757) 493-8855
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share (Title of Class)	OTC Market (Name of Exchange on which registered)
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
 Emerging growth company ☐
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒
The aggregate market value of the shares of common stock held by non-affiliates of the registrant computed based on the last reported sale price of $10.80 on October 31, 2018 was $75,371,213.
The number of shares of the registrant's common stock outstanding as of June 20, 2019 was 14,100,093.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report contains forward-looking statements concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for our business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as "aim," "anticipate," "assume," "believe," "could," "due," "estimate," "expect," "goal," "intend," "may," "objective," "plan," "predict," "potential," "positioned," "should," "target," "will," "would," and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and our management's beliefs and assumptions. They are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. Additionally, other factors may cause actual results to differ materially from those indicated in any forward-looking statement. Factors that may cause such differences include, but are not limited to, the risks described under "Item 1A—Risk Factors," including:

•	our inability to grow on a sustainable basis;

•	the seasonality of our business;

•	departures of key executives or directors;

•	our ability to attract additional talent to our senior management team;

•	our delisting by The Nasdaq Global Select Market (“Nasdaq”) and our ability to regain listing;

•	our ability to maintain an active trading market for our common stock on the Over-The-Counter Market;

•	our inability to secure reliable sources of the tax settlement products we make available to our customers;

•	government regulation and oversight, including the regulation of tax preparers or settlement products such as refund transfers and loan settlement products;

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

•	the ability of our franchisees to open new territories and operate them successfully;

•	the ability of our franchisees to generate sufficient revenue to repay their indebtedness to us;

•	our ability to manage Company-owned offices;

•	our exposure to litigation and any governmental investigations;

•	our ability and our franchisees' ability to protect customers' personal information, including from a cyber-security incident;

•	the impact of identity-theft concerns on customer attitudes toward our services;

•	our ability to access the credit markets and satisfy our covenants to lenders;

•	challenges in deploying accurate tax software in a timely way each tax season;

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
Financial Information about Segments
The majority of our revenue is earned through our United States operations; however, during our fiscal years 2019, 2018, and 2017, we earned $7.9 million, $8.1 million, and $7.0 million, respectively, from our Canadian operations. Due to the similarity in the nature of products and services, production process, type of customer, distribution methods, future prospects, and regulatory environment, we combine our United States operations and our Canadian operations into one reportable segment.
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
The tax return preparation market is divided into two primary distinct sectors: paid tax preparation and DIY preparation. Approximately 56% of U.S. e-filed returns during the 2019 tax season were prepared by paid preparers. Through our franchise and Company-owned offices, we offer tax preparation services and related financial products to our tax customers. The services and products are designed to provide streamlined tax preparation services for taxpayers who, for reasons of complexity, convenience, or the need for prompt tax refunds, seek assisted tax preparation services. In the 2019 tax season, we and our franchisees accounted for 1.3 million tax returns filed through our U.S. retail offices, 0.4 million through our Canadian retail offices, and 0.1 million through our online tax programs.
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
We have included in our franchisee model the sale of AD areas. Under the AD model, we make large clusters of territories available to an AD who is responsible for marketing the available franchise territories within the larger AD area in order to help us fill gaps in our franchise system. As described below, when we utilize an AD to assist us in franchise sales, we receive revenue from the sale of the AD area but sacrifice a portion of the franchise fees and the royalty stream from the franchises within the AD area.
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
AD areas. Our fees for AD areas vary based on our assessment of the revenue potential of each AD area, and also depend on the performance of any existing franchisees within the AD area. Our ADs generally receive 50% of both the franchise fee and royalties collected from franchises located in their AD areas and are required to provide marketing and operational support.
Company-owned offices. We intentionally operate relatively few Company-owned offices. During the 2019 tax season we operated 140 Company-owned offices in the U.S. and Canada, 7 of which were seasonal offices. We focus primarily on growing through the opening of new franchise locations, and most of the Company-owned offices we operate are offices that have been previously owned by former franchisees who have ceased operations or failed to meet our performance standards. Rather than close offices that we believe have the potential to be successful, we may resell or operate them as Company-owned offices. In future periods, the number of Company-owned offices may increase if the Company reacquires more offices from existing franchisees and elects to operate the store as a Company-owned office.
Franchise fees and royalties. Franchisees presently have several options for acquiring a new undeveloped territory. The typical franchise fee is $40,000. We may offer special financing programs. Our franchise agreement requires franchisees to pay us a base royalty equal to 14% of the franchisee's tax preparation revenue, subject to certain specified minimums. Franchisees are also required to pay us an advertising fee of 5% of their tax preparation revenue.
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
We believe the continued availability of refund transfers will enable us to continue to offer an adequate mix of tax settlement products to our customers. The number of customers in our U.S. offices receiving our refund transfer products, which we call our "attachment rate," has varied from 46.1% for the 2019 and 2018 tax season compared to 47.6% for the 2017 tax season.

Refund-based loans. During the past few seasons, we partnered with banks to make available a refund-based loan to customers ("Refund Advance"). Approved customers were charged no fees or interest for Refund Advances up to $1,500. There were no additional requirements for the customer to pay for any additional products, such as a refund transfer, to receive a Refund Advance.
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
Seasonality
The tax return preparation business is highly seasonal, and we historically generate most of our revenues during the period from January 1 through April 30. For example, in fiscal 2019 and 2018, we earned 25% and 28% of our revenues during our fiscal third quarter ended January 31, respectively, and 89% and 91% of our revenues during the combined fiscal third and fourth quarters of 2019 and 2018, respectively. We generally operate at a loss during the period from May 1 through December 31, during which we incur costs associated with preparing for the upcoming tax season.
Available Financing
We use our available financing to fund operations between tax seasons and have minimal outstanding indebtedness at the end of each fiscal year. At April 30, 2019 and 2018, for example, we had no outstanding balance under our revolving credit facility. Our term loan had outstanding balances of $12.0 million and $14.9 million at April 30, 2019 and 2018, respectively. See “Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Overview of factors affecting our liquidity-Credit facility.”
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
The DOJ has been conducting an investigation of our policies, practices and procedures in connection with our tax return preparation activities. We are in discussions with the DOJ to resolve that investigation. Based on such discussions, in April 2019, we accrued $2.5 million in “Accounts payable and accrued expense” on our consolidated balance sheets and “Selling, general and administrative expense” in our consolidated statements of operations. However, such amount may increase materially based on the outcome of discussions with the DOJ, and there can be no assurance that we will be able to reach an agreement with the DOJ. In connection with a potential agreement with the DOJ, we expect to incur increased costs to enhance our compliance program that could exceed $1.0 million per year over several years, in addition to any costs necessary to settle the investigation.
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
Financial privacy regulation. The Gramm-Leach-Bliley Act and related FTC regulations require income tax return preparers to adopt and disclose customer privacy policies and provide customers a reasonable opportunity to opt-out of having personal information disclosed to unaffiliated third parties for marketing purposes. Some states have adopted or proposed stricter opt-in requirements in connection with use or disclosure of consumer information. Federal and state law also requires us and our franchisees to safeguard the privacy and security of our customers' data, including financial information, to prevent the compromise or breach of our security that would result in the unauthorized release of customer data. Breaches of information security that affect us or our franchisees require compliance with customer notification requirements imposed at the state and local level, and in addition, may subject us to regulatory review by the FTC and other federal and state agencies. For example, in connection with a burglary that occurred at a single franchise office, both we and the affected franchisee were required to respond to a document request issued by the FTC. Additional restrictions on disclosure are imposed by the IRS, which prohibits the use or disclosure by tax preparers of income tax return information without the prior written consent of the taxpayer. The IRS may continue to consider further regulations concerning disclosures or uses of tax return information.
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
Franchise regulations. Our franchising activities are subject to the rules and regulations of the FTC and various state agencies regulating the offer and sale of franchises. These laws require that we furnish to prospective franchisees a franchise disclosure document describing the requirements for purchasing and operating a franchise. In a number of states in which we are currently franchising, we are required to be registered to sell franchises. Several states also regulate the franchisor/franchisee relationship particularly with respect to the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise, and the ability of a franchisor to designate sources of supply. Bills have been introduced in Congress from time to time that would provide for federal regulation of the franchisor/franchisee relationship in certain respects.

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
Employees
As of April 30, 2019, we employed 795 employees, consisting of 414 employees in our corporate operations, primarily located in Virginia Beach, Virginia and 381 employees at our Company-owned offices. Many of our employees are seasonal and, by contrast, we had 474 corporate employees and 582 employees at our Company-owned offices as of February 15, 2019. As of May 31, 2019, we employed 313 corporate employees and 148 employees at our Company-owned offices. We consider our relationships with our employees to be good.
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

In June 2019, Nicole Ossenfort resigned as the our President and Chief Executive Officer and the Board of Directors appointed M. Brent Turner as Interim President and Chief Executive Officer. Ms. Ossenfort had served as Chief Executive Officer since February 2018, when the Board of Directors appointed her to replace Edward Brunot. Mr. Brunot succeeded our founder and former President and Chief Executive Officer, John T. Hewitt, when Mr. Hewitt was terminated by our Board of Directors in September 2017. In addition, we have experienced a significant amount of turnover in senior management since September 2017. Since that time, we made several significant hires; however, this turnover in senior management could cause operational disruptions and create uncertainty for management, employees, franchisees, customers and stockholders.

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

In addition to changes to our senior management, there also have been significant changes to our Board of Directors since September 2017, as previously reported in our periodic filings. In May 2018, four Class A directors - G. William Minner, Jr., Thomas Herskovits, Patrick A. Cozza and Lawrence Miller - were elected by our Class A stockholders to the Board of Directors. As a result of these changes, the Board of Directors appointed new independent members to its Nominating & Corporate Governance Committee.

Additionally, in connection with the sale of his Class A and Class B common stock to unaffiliated third parties, Mr. Hewitt agreed to tender his resignation to our Board of Directors and agreed to cause the five Class B directors previously appointed by Mr. Hewitt to tender their resignations, in each case, effective upon the closing of the sale. On August 9, 2018, we received a written consent executed by a majority of the outstanding shares of our Class A common stock electing the following five persons as directors of the Company to serve until our next annual meeting of stockholders and until their successors are duly elected and qualified: Brian R. Kahn, Andrew M. Laurence, Matthew Avril, Bryant R. Riley and Kenneth M. Young. At our annual meeting of stockholders held in December 2018, each of the nominees for director was duly elected by the holders of our common stock to serve until the next annual meeting of stockholders or until a respective successor is elected and qualified.

Turnover among our Board of Directors may disrupt our operations, our strategic focus or our ability to drive stockholder value. If we fail to attract and retain new skilled personnel for our Board of Directors and senior management positions, our business and growth prospects could disrupt our operations and have a material adverse effect on our operations and business.

Because much of our growth in prior years has been achieved through rapidly opening new offices, we may not achieve the same level of growth in revenues and profits in future years.

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

Our future viability, profitability, and growth will depend upon our ability to successfully operate and continue to expand our operations in the United States and Canada. Furthermore, in prior years, our business experienced rapid growth in the number of franchisees and office locations in large geographic markets, and our continued growth in those markets may not continue at the same pace. Our ability to continue to grow our business will be subject to a number of risks and uncertainties and will depend in large part on:

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

Failure to maintain the continued services of senior management personnel or to attract and maintain capable middle management could have a material adverse effect on us. If senior management were to leave the Company, it could be difficult to replace them, and our operations and ability to manage day to day aspects of our business as well as our ability to continue to grow our business may be materially adversely affected. Our future success will also depend in part upon our ability to attract and retain capable middle management, such as regional directors, consultants for franchised offices, training directors, tax advisors, and technology personnel, having the specific executive skills necessary to assist us and our franchisees. We face competition for personnel from numerous other entities, including competing tax return preparation firms, some of which have significantly greater resources than we do.

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

We utilize our own tax preparation software, with which we have experienced some difficulties during the past tax season. If we are unable to resolve such difficulties or our tax preparation software was to experience technical failure or development delay in the future, this could have a material adverse effect on our business. Additionally, tax changes made by the federal and state governments each year and changes in tax forms require us to make substantial changes to our software before the beginning of each tax season. See “-Risks Related to Changes in Tax Laws and Regulations-New or revised tax regulations could have a material effect on our financial results.” Although we engage in extensive testing of our software before deploying it in our franchisees' tax preparation offices and online, any delays in the availability of IRS forms or instructions or problems with the rollout of the new software each season could delay the ability to file tax returns at the beginning of the tax season and could adversely affect our business. We also may outsource a significant portion of our tax preparation software, and any difficulties in deploying or utilizing such outsourced software each tax season could similarly adversely affect our business.

Our Company-owned offices may not be as successful as our franchised offices.

Historically, almost all Liberty Tax offices have been owned by franchisees, and most of the Company-owned offices we have operated during a tax season have been offices previously operated by former franchisees. Our Company-owned offices may be less successful than our typical franchisee-owned offices because they often represent offices transitioned from a less successful franchisee. For this reason, we are not able to obtain the continuity of staffing in Company-owned offices that we expect to experience in our franchisee-owned offices. As part of our business strategy, we may also take back offices previously operated by franchisees who have elected to exit the system and these offices may face operational and financial challenges which could negatively impact the success of the offices. However, the delisting of our common stock on Nasdaq has affected our ability to sell franchises in our fiscal year ending April 30, 2019.

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

We recently entered into a new credit facility, the continued availability of which, we are dependent upon in order to fund our seasonal needs and for the further expansion of our business. If we were to default on our financing or otherwise lose access to our sources of credit, our ability to provide financing to our franchisees would be significantly impaired and may result in certain offices closing if our franchisees are not able to secure alternative financing for their working capital needs. In addition, our ability to expand our business would be impaired. We may need to obtain new credit arrangements and other sources of financing to continue to provide financing to our franchisees, to meet future obligations, and to fund our future growth. Our ability to maintain or refinance our debt and fund other obligations depends on our successful financial and operating performance and the availability of funds from credit markets. There is no assurance that when our credit facility matures in 2020, we will be able to renew or refinance our debt or enter into new credit arrangements on terms similar to those of our existing loans. See “Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Overview of factors affecting our liquidity-Credit facility.”

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

Our credit facility is secured by substantially all of our assets, including the assets of our subsidiaries. We are subject to a number of covenants that could potentially restrict how we carry out our business or that require us to meet certain periodic tests in the form of financial covenants. The restrictions we consider to be material to our ongoing business include the following:

•	We must satisfy a “leverage ratio” test that is based on our outstanding indebtedness at the end of each fiscal quarter.

•	We must satisfy a “fixed charge coverage ratio” test at the end of each fiscal quarter.

•	We must reduce the outstanding balance under our revolving loan to zero for a period of at least 30 consecutive days each fiscal year.

•	We must also maintain a minimum net worth requirement, measured at April 30 of each year.

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

Historically, the federal tax filing season has begun in mid-January, and both we and our franchisees have begun to prepare tax returns in early January with the ability to electronically file those returns beginning in mid-January. For both the 2013 and 2014 tax seasons, the IRS postponed the first date on which it generally accepts electronic filings until the end of January, and in 2013, also delayed the availability of a significant number of tax forms. These delays at the beginning of the tax season were also replicated at the state level in 2013, because of the reliance of states on tax forms that are dependent upon or subject to changes in federal tax forms. The change in the start of the 2013 and 2014 tax filing seasons materially affected our revenue during the fiscal quarter ended January 31 of both years, and also required us to engage in additional borrowing to support both our operations and those of our franchisees because of the delay in receipt of revenue associated with tax filings. Similarly, the Protecting Americans from Tax Hikes Act of 2015 (the “PATH Act”), enacted in 2015 came into effect in 2017, in which the IRS was required to wait until at least February 15, 2017 to issue refunds to taxpayers who claim the Earned Income Tax Credit or the Additional Child Tax Credit. In addition, due to tax reform and the IRS’ modification of forms such as the 1040 and attached schedules, there is the possibility that the IRS’ acceptance of tax returns may face, as of now undetermined, delays. In December 2018 the U.S. government experienced the longest shutdown in history. As a result, IRS funding of tax refunds and refund products were delayed. Substantial delays in the opening of the tax filing season or the funding of processed returns, in future years would likely have an adverse effect on our revenue and liquidity.

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

We and our franchisees manage highly sensitive client information in our operations, and although we have established security procedures to protect against identity theft and require our franchisees to do the same, a security incident resulting in breaches of our customers' privacy may occur. Our computer systems are subject to penetration and our data protection measures may not prevent unauthorized access to sensitive client information. Threats to our systems, our franchisees systems, or associated third parties' systems can derive from human error, fraud, or malice on the part of employees or third parties, or may result from accidental technological failure. If the measures we have taken prove to be insufficient or inadequate or if our franchisees fail to meet their obligations in this area, we and our franchisees may become subject to litigation or administrative sanctions, which could result in significant fines, penalties, or damages and harm to our brand and reputation, which in turn could negatively impact our ability to retain our customers. Moreover, although we have some insurance that may defray the cost, the cost of remediating any breach resulting from a cybersecurity incident or other breach of the privacy of customer information would likely be substantial. Furthermore, we may be required to invest additional resources to protect us against damages caused by these actual or perceived disruptions or security breaches in the future. We could also suffer harm to our reputation from a security breach or inappropriate disclosure of customer information. Changes in these federal and state regulatory requirements could result in more stringent requirements and could result in a need to change business practices, including how information is disclosed. These changes could have a material adverse effect on our business, financial condition, and results of operations. Moreover, a significant security breach or disclosure of customer information could so damage our brand and reputation that demand for the services that are provided by us and our franchisees may be reduced.

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

Failure to maintain sound business and contractual relationships with our franchisees may have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.

Our financial success depends in significant part on our ability to maintain sound business relationships with our franchisees. The support of our franchisees is also critical for the success of our marketing programs and any new strategic initiatives we seek to undertake. Deterioration in our relationships with our franchisees or the failure of our franchisees to support our marketing programs and strategic initiatives could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows. In addition, the failure of our franchisees to timely renew their franchise agreements could have a material adverse effect on our business and our ability to enforce the franchisees contractual obligations.

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

Risks Related to Our Common Stock

Our corporate actions could be substantially influenced by our principal stockholders and affiliated entities.

As of June 24, 2019, our principal stockholders and their affiliated entities owned over 50% of our outstanding common stock. These stockholders, acting individually or as a group, could exert substantial influence over matters, such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal stockholders and their affiliated entities, elections of our Board of Directors will generally be within the control of these stockholders and their affiliated entities. While all of our stockholders are entitled to vote on matters submitted to our stockholders for approval, the concentration of shares and voting control presently lies with these principal stockholders and their affiliated entities. As such, it would be difficult for stockholders to propose and have approved proposals not supported by management. There can be no assurance that matters voted upon by our principal stockholders and their affiliated entities will be viewed favorably by all stockholders of the Company.

Our common stock is currently quoted on the OTC Market, which may have an unfavorable impact on our stock price and liquidity.

Effective at the open of business on August 2, 2018, our common stock was suspended from trading on The Nasdaq Global Select Market. We appealed the delisting determination of the Nasdaq Hearings Panel (the "Panel"), however on February 5, 2019, we received formal notice that the Panel had determined to delist our common stock from Nasdaq based upon our non-compliance with the filing requirements set forth in Nasdaq Listing Rule 5250(c)(1). Since then, our common stock has been quoted on the OTC Market and trading under the symbol "TAXA". The OTC Market is a significantly more limited trading market than Nasdaq. The quotation of our shares of common stock on the OTC Market may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

Our stock price has been extremely volatile, and investors may be unable to resell their shares at or above their acquisition price or at all.

Our stock price has been, and may continue to be, subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including, but not limited to:

•	actual or anticipated variations in our operating results from quarter to quarter;

•	actual or anticipated variations in our operating results from the expectations of securities analysts and investors;

•	actual or anticipated variations in our operating results from our competitors;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	sales of common stock or other securities by us or our stockholders in the future;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	certain non-compliance, fraud and other misconduct by our franchisees and/or employees;

•	departures of key executives or directors;

•	resignation of our auditors;

•	delisting of our common stock from Nasdaq and our continued listing on the OTC Market;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, financing efforts or capital commitments;

•	delays or other changes in our expansion plans;

•	involvement in litigation or governmental investigations or enforcement activity;

•	stock price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	general market conditions in our industry and the industries of our customers;

•	general economic and stock market conditions;

•	regulatory or political developments; and

•	terrorist attacks or natural disasters.

Furthermore, the capital markets experience extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political, and market conditions such as recessions, interest rate changes, or international currency fluctuations may negatively impact our stock price. Trading price fluctuations may also make it more difficult for us to use our common stock as a means to make acquisitions or to use options to purchase our common stock to attract and retain employees. If our stock price does not exceed the price at which stockholders acquired their shares, investors may not realize any return on their investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We currently are, and may be in the future, the target of this type of litigation. See “-We are named in federal securities class action lawsuits and derivative complaints; if we are unable to resolve these matters favorably, then our business, operating results and financial condition may be adversely affected.”

A significant portion of our outstanding shares of common stock may be sold into the market, which could adversely affect our stock price.

Although our common stock is currently quoted on the OTC Market, sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain securities law restrictions. Sales of shares of our common stock or the perception in the market that the holders of a large number of shares of common stock intend to sell shares could reduce our stock price.

Our stock price and trading volume could decline if securities or industry analysts do not publish research or reports about our business or if they publish misleading or unfavorable research or reports about our business.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. The number of securities or industry analysts that commence or maintain coverage of our common stock could adversely impact the trading price and liquidity for our shares. In the event we obtain securities or industry analyst coverage, if one or more of the analysts who covers us downgrades our stock or publishes misleading or unfavorable research about our business, our stock price could decline. If one or more of these analysts ceases to cover us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price or trading volume to decline.

As a public company, we are subject to reporting and other compliance requirements, which may result in increased costs and focus of our management's attention.

As a company with public equity, we incur significant legal, accounting, and other expenses. In addition, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as related rules implemented by the SEC, impose various requirements on companies with public equity. As a public company, we are required to:

•	prepare and distribute periodic public reports and other stockholder communications in compliance with our obligations under the federal securities laws,

•	create or expand the roles and duties of our Board of Directors and committees of the Board of Directors,

•	institute more comprehensive financial reporting and disclosure compliance functions,

•	supplement our internal accounting and auditing function,

•	enhance and formalize closing procedures at the end of our accounting periods,

•	enhance our investor relations function,

•	establish new or enhanced internal policies, including those relating to disclosure controls and procedures, and

•	involve and retain to a greater degree outside counsel and accountants in the activities listed above.

Our management and other personnel have devoted a substantial amount of time to these compliance matters. Also, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time consuming and costly than would be the case for a private company. For example, these rules and regulations have made it more expensive for us to maintain director and officer liability insurance. As a result, it may be more difficult for us to recruit and retain qualified individuals to serve on our Board of Directors or as our executive officers. See “-Risks Related to Our Business-Recent turnover in our senior management could have a material adverse effect on our business.” and “-Risks Related to Our Business-Recent turnover with our Board of Directors may disrupt our operations, our strategic focus or our ability to drive stockholder value.”

In addition, as a public company, we are subject to financial reporting, internal controls over financial reporting and other requirements. Our failure to maintain adequate internal controls over financial reporting has adversely affected investor confidence in the accuracy of our financial statements which has had an unfavorable impact on the value of our common stock. In addition, our failure to timely comply with reporting requirements has resulted our inability to complete franchise sales and to provide current financial information to our investors. See “-Our Class A common stock is quoted on the OTC Market, which may have an unfavorable impact on our stock price and liquidity.”

We are named in federal securities class action lawsuits and derivative complaints; if we are unable to resolve these matters favorably, then our business, operating results and financial condition may be adversely affected.

We are currently involved in securities and derivative litigation in the Court of Chancery of the State of Delaware, United States District Court for the Eastern District of New York and the United States District Court in the Eastern District of Virginia. See "Note 15 - Commitments and Contingencies" in the Notes to the Consolidated Financial Statements. While we are in process of settling the Delaware and Virginia matters we cannot at this time predict the outcome of these matters or reasonably determine the probability of a material adverse result or reasonably estimate range of potential exposure, if any, that these matters might have on us, our business, our financial condition or our results of operations, although such effects could be materially adverse. In addition, in the future, we may need to record litigation reserves with respect to these matters. Further, regardless of how these matters proceed, it could divert our management’s attention and other resources away from our business.

As a smaller reporting company, we are subject to scaled disclosure requirements that may make it more challenging for investors to analyze our results of operations and financial prospects.

As a smaller reporting company, we are subject to scaled disclosure requirements that may make it more challenging for investors to analyze our results of operations and financial prospects. As a “smaller reporting company,” we may elect to provide simplified executive compensation disclosures in our filings and take advantage of other decreased disclosure obligations in our filings with the SEC, including being required to provide only two years of audited financial statements in our annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects. We will remain a smaller reporting company until the beginning of a fiscal year in which we have a public float of $250 million held by non-affiliates as of the last business day of the second quarter of the prior fiscal year, assuming our common stock is registered under Section 12 of the Exchange Act on the applicable evaluation date.

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

Anti-takeover provisions in our charter documents, Delaware law, and our credit facility could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management, and adversely affect the value of our common stock.

Provisions in our second amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and bylaws also include provisions that:

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

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors, which is responsible for appointing the members of our management. Any provision of our amended and restated certificate of incorporation and bylaws or our debt documents that has the effect of delaying or deterring a change of control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect our stock value if they are viewed as discouraging takeover attempts in the future.

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

Each year, we anticipate adding offices to our franchise system, but the opening of these offices depends on the purchase of additional territories by our franchisees and on the opening of offices in territories previously purchased and newly purchased. Many factors go into opening a new office, including obtaining a suitable office location, the availability of sufficient start-up capital, and the ability to recruit tax preparers and other personnel to work in new offices. If a significant number of offices that we expect to be open in a tax season fail to open, are delayed, or open in unsuitable locations or with insufficient personnel, the revenue we expect to receive from royalty payments and the repayment of indebtedness to us by our franchisees will be adversely affected. Because we utilize an almost exclusive franchise business model, we do not have the same flexibility to open new offices as our competitors who make greater use of Company-owned offices. Additionally, our failure to timely comply with our periodic reporting requirements has resulted in the delisting of our common stock on Nasdaq, which affected our ability to sell franchises in our fiscal year ended April 30, 2019.

Our operating results may be adversely affected by the default of our franchisees and ADs on loans made by us or third parties.

We extend financing to certain franchisees for initial franchise fees as cash advances for their working capital needs and for other purposes. The financing is in the form of promissory notes payable to us. There can be no assurance that any franchisee will generate revenue sufficient to repay any or all amounts due nor is there any assurance that any franchisee will be able to repay any amounts due through other means. We also extend financing to ADs from time-to-time for a portion of their area development fees. Any failure by the franchisees and ADs to pay these amounts, if the amounts are not recoverable by us through other means, could have a material adverse effect on our financial performance.

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

Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
We own our corporate headquarters, located in four buildings, totaling approximately ninety-six thousand square feet. Our principal executive office is located at 1716 Corporate Landing Parkway, Virginia Beach, Virginia 23454. We also own additional properties in Ohio, New York, Tennessee, and Virginia, which are used as Company-owned offices or leased to franchisees. The remainder of our Company-owned offices are operated under leases. We believe that our offices are in good condition and sufficient to meet our present and anticipated future needs.

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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Market and Stock Information
Effective at the open of business on August 2, 2018, our Class A common stock was suspended from trading on Nasdaq. Since then, our Class A common stock has been quoted on the OTC Market and is currently traded under the symbol “TAXA.” Prior to the suspension, our Class A common stock had traded on Nasdaq under the symbol "TAX" since July 2, 2012. The following table sets forth for the periods indicated the high and low sale prices of our Class A common stock on both the OTC Market and Nasdaq.

	2019		2018
	Sales Price		Sales Price
	High	Low	High	Low
First Quarter	$12.05	$8.92	$15.00	$10.88
Second Quarter	12.50	9.25	14.70	11.75
Third Quarter	12.00	8.10	14.00	9.90
Fourth Quarter	10.95	7.95	10.80	7.75
As of April 30, 2019, our stockholders' equity consisted of the 14,048,528 shares of common stock. As of April 30, 2019, options to acquire 796,244 shares of common stock were outstanding, 141,730 of which were immediately exercisable. Pursuant to certain transactions which occurred in July 2018, no shares of our Class B common stock, special voting preferred stock, or exchangeable shares remain outstanding. Accordingly, in December 2018, our amended and restated certificate of incorporation was further amended and restated to delete obsolete provisions related to the designation, rights and preferences of these series of stock and delete obsolete provisions related to our prior dual class common stock structure.
Holders of Record
As of June 20, 2019, we had approximately 177 registered record holders of our common stock. The reported closing price of our common stock on June 20, 2019 was $9.50, Equiniti is the transfer agent and registrar for our common stock.
Dividends
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
Share Repurchases
Our Board of Directors has authorized up to $10.0 million for share repurchases. This authorization has no specific expiration date and cash proceeds from stock option exercises increase the amount of the authorization. In addition, the Board of Directors authorized an AD repurchase program which reduces the amount of the share repurchase authorization on a dollar for dollar basis. Shares repurchased from option exercises and RSUs vesting that are net-share settled by us and shares repurchased in privately negotiated transactions are not considered share repurchases under this authorization.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Remaining Maximum Value of Shares that may be Purchased Under the Plan (1) (in thousands)
February 1 through February 28, 2019	—	$—	—	$3,061
March 1 through March 31, 2019	—	—	—	3,061
April 1 through April 30, 2019	—	—	—	3,061
Total	—		—

(1) As part of the AD repurchase program, we did not have any repurchases during the quarter.

During fiscal 2019, we did not repurchase any shares of our common stock.
Stock Performance Graph
The graph below compares the cumulative total return provided stockholders on our common stock relative to the cumulative total returns of the Russell 2000 index and the S&P Diversified Commercial & Professional Services index. Returns assume an initial investment of $100 at the market close on May 1, 2014, and then for the periods ended April 30, 2015, 2016, 2017, 2018, and 2019. Dividends, if any, are assumed to have been reinvested.

Item 6.    Selected Financial Data.
The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 below and our Consolidated Financial Statements and related notes included in Item 15. We derived the consolidated statements of income data for the years ended April 30, 2019, 2018, and 2017 and the consolidated balance sheet data as of April 30, 2019 and 2018 from our audited consolidated financial statements included in Item 8. The consolidated statements of income data for the years ended April 30, 2016 and 2015 and the consolidated balance sheet data as of April 30, 2017, 2016, and 2015 are derived from our audited consolidated financial statements for such periods, respectively, not included in this annual report. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Fiscal Years Ended and as of April 30,
	2019	2018	2017	2016	2015
	(amounts in thousands, except per share, franchisees, offices, per franchisee amounts, fee per tax return, and per office amounts)
Consolidated Statements of Income Data:
Total revenue	$132,546	$174,872	$173,985	$173,429	$162,172
Total operating expenses	(133,405)	(167,273)	(150,664)	(140,941)	(146,780)
Income from operations	(859)	7,599	23,321	32,488	15,392
Net income	$(2,156)	$135	$13,013	$19,420	$8,690

Consolidated Balance Sheet Data:
Amounts due from franchisees and ADs less unrecognized revenue, net of allowances	$65,455	$72,405	$90,728	$95,226	$86,680
Property, equipment, and software, net	32,676	38,636	39,789	40,957	36,232
Total assets	160,001	178,003	204,268	193,223	183,994
Long-term obligations, including current installments	15,048	20,383	26,199	23,440	25,245
Total stockholders' equity	103,714	111,502	116,455	111,501	98,862

	Fiscal Years Ended and as of April 30,
	2019	2018	2017	2016	2015
	(amounts in thousands, except per share, franchisees, offices, per franchisee amounts, fee per tax return, and per office amounts)
Other Financial and Operational Data:
Adjusted EBITDA(1)	$28,019	$35,233	$42,404	$43,208	$42,787

Permanent	2,791	3,282	3,710	3,960	3,764
Seasonal	16	24	67	211	262
Processing Centers	29	37	46	54	43
Number of U.S. offices	2,836	3,343	3,823	4,225	4,069
Number of Canadian offices	272	267	254	262	259
Number of offices	3,108	3,610	4,077	4,487	4,328

Number of U.S. franchisees	1,445	1,582	1,753	1,856	1,907
Number of Canadian franchisees	144	138	133	130	125
Number of franchisees	1,589	1,720	1,886	1,986	2,032

Average number of offices per U.S. franchisee(2)	1.89	1.93	2.00	2.14	2.07
Average number of offices per Canadian franchisee(2)	1.60	1.59	1.58	1.62	1.62
Average number of offices per franchisee(2)	1.87	1.90	1.97	2.10	2.04

Number of tax returns filed in U.S. offices	1,334	1,487	1,657	1,832	1,907
Number of tax returns filed in Canadian offices	392	377	359	330	340
Number of tax returns filed online	121	125	138	145	167
Number of tax returns filed	1,847	1,989	2,154	2,307	2,414

Systemwide revenue from U.S. offices(3)	$341,900	$366,900	$386,000	$417,600	$413,200
Systemwide revenue from Canadian offices (CN$)(3)	32,700	31,000	28,700	27,400	26,400
Systemwide revenue from Canadian offices (US$)(3)	24,600	24,100	21,500	21,200	21,800

Systemwide revenue per U.S. office(3)(4)	$120,557	$109,752	$100,968	$98,840	$101,548
Systemwide revenue per Canadian office (CN$)(3)(4)	120,221	116,105	112,992	104,580	101,931
Systemwide revenue per Canadian office (US$)(3)(4)	90,441	90,262	84,646	80,916	84,170

Net average fee per U.S. tax return filed(4)	$256	$247	$233	$228	$217
Net average fee per Canadian tax return filed (CN$)(4)	83	82	80	83	78
Net average fee per Canadian tax return filed (US$)(4)	63	64	60	64	64

______________________________________________________________________________
(1) Adjusted EBITDA is a non-GAAP financial measure, which we define as net income (loss) plus provision for income taxes, interest expense, certain other adjustments, depreciation, amortization, and impairment charges. Please see "Adjusted EBITDA" below for more information and for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.
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
(4) Systemwide revenue per office and the net average fee per tax return filed reflect amounts for our franchised and Company-owned offices.

Adjusted EBITDA
To provide additional information regarding our financial results, we have disclosed in the table above and within this annual report Adjusted EBITDA. Adjusted EBITDA represents net income (loss), before income taxes, interest expense, depreciation and amortization, and certain other items specified below. We have provided a reconciliation below of Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure.
We have included Adjusted EBITDA in this annual report because we seek to manage our business to achieve higher levels of Adjusted EBITDA and to improve the level of Adjusted EBITDA as a percentage of revenue. In addition, it is a key basis upon which we assess the performance of our operations and management. We also use Adjusted EBITDA for business planning and the evaluation of acquisition opportunities. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons. We believe the presentation of Adjusted EBITDA enhances an overall understanding of the financial performance of and prospects for our business. Adjusted EBITDA is not a recognized financial measure under GAAP and may not be comparable to similarly titled measures used by other companies in our industry. Adjusted EBITDA should not be considered in isolation from or as an alternative to net income (loss), operating income (loss), or any other performance measures derived in accordance with GAAP.
The following table presents a reconciliation of Adjusted EBITDA for each of the periods indicated.

	Fiscal Years Ended April 30,
	2019	2018	2017	2016	2015
	(dollars in thousands)
Reconciliation of Net Income to Adjusted EBITDA:
Net income (loss)	$(2,156)	$135	$13,013	$19,420	$8,690
Interest expense	3,023	3,181	2,557	2,039	1,889
Income tax (benefit) expense	(1,839)	4,346	7,754	11,058	4,811
Depreciation, amortization, and impairment charges	14,084	14,416	14,356	10,026	9,900
Impairment of online software and acquired customer lists	—	—	—	—	8,392
Net gain on available-for-sale securities	—	—	(50)	—	—
CEO Separation and related costs	—	3,503	—	—	—
Executive severance	933	2,965	877	413	1,488
Executive recruitment costs	725	325	—	—	—
Restructuring charge	9,345	4,952	—	—	—
Shareholder litigation costs	472	—	—	—	—
Accrued judgments and settlements, net of estimated recoveries	972	529	2,700	—	7,617
Corporate governance costs	303	—	—	—	—
Unsolicited offer costs	311	—	—	—	—
Divestiture of year-round accounting offices	1,846	—	—	—	—
Compliance Task Force and related costs	—	881	1,197	252	—
Adjusted EBITDA	$28,019	$35,233	$42,404	$43,208	$42,787

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
Our revenue primarily consists of the following components:

•
Franchise Fees: Our standard franchise fee per territory is $40,000, and we offer our franchisees flexible structures and financing options for franchise fees. Franchise fees are recognized as revenue on a straight-line basis over the initial contract term of the franchise agreement, with the cumulative amount of revenue recognized not to exceed the expected amount of cash to be received.

•
AD Fees: Our fees for AD areas vary based on our assessment of the revenue potential of each AD area, and also depend on the performance of any existing franchisees within the AD area being sold. Our ADs generally receive 50% of franchise fees, royalties, and a portion of the interest income derived from territories located in their area. AD fees are recognized as revenue on a straight-line basis over the initial contract term of each AD agreement, with the cumulative amount of revenue recognized not to exceed the expected amount of cash to be received.

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
For purposes of this section and throughout this annual report, all references to "fiscal 2019," "fiscal 2018," and "fiscal 2017" refer to our fiscal years ended April 30, 2019, 2018, and 2017, respectively. For purposes of this section and throughout this annual report, all references to "year" or "years" are the respective fiscal year or years ended April 30 unless otherwise noted in this annual report, and all references to "tax season" refer to the period between January 1 and April 30 of the referenced year.
In evaluating our performance, management focuses on several metrics that we believe are key to our success:

•
Net change in permanent office locations. The change in permanent office locations from year to year is a function of the opening of new offices, offset by locations that our franchisees or we close. Opening new permanent offices can be accomplished by the sale of new territories or the opening of permanent offices in previously sold territories. As a result of a reduction in new territory sales, the closure of under-performing offices, as well as the termination of the franchise agreements with several large franchisees, we and our franchisees operated 491 less permanent U.S. locations during the 2019 tax season compared to 2018. In fiscal 2018, on a net basis, we and our franchisees operated 428 less U.S. permanent offices compared to fiscal 2017.

Number of returns prepared. We strive to provide our franchisees with the resources and training needed to grow their own revenue, which is primarily driven by the number of returns prepared. We and our franchisees prepared a total of approximately 1.3 million returns in our U.S. offices in fiscal 2019, which was a decrease of 10.3% from fiscal 2018 primarily due to fewer offices. Our new retail offices typically experience their most rapid growth during the first five years as they develop customer loyalty, operational experience and a referral base within their community.

	Tax Season 2019 Office Age in Years
	1	2	3	4	5	6+	Total
United States:
Franchised permanent	42	49	70	137	129	2,266	2,693
Franchised seasonal	1	1	—	1	1	11	15
Total U.S. franchised offices	43	50	70	138	130	2,277	2,708

Company-owned permanent	1	—	1	6	6	84	98
Company-owned seasonal	—	—	—	—	—	1	1
Total U.S. Company-owned offices	1	—	1	6	6	85	99

Processing centers	—	—	5	5	6	13	29

Total U.S. offices	44	50	76	149	142	2,375	2,836

Canada:
Franchised permanent	30	23	6	18	10	120	207
Franchised seasonal	3	—	1	1	1	18	24
Total Canadian franchised offices	33	23	7	19	11	138	231

Company-owned permanent	1	2	1	2	—	29	35
Company-owned seasonal	—	1	—	—	1	4	6
Total Canadian Company-owned offices	1	3	1	2	1	33	41

Total Canadian offices	34	26	8	21	12	171	272

Total offices	78	76	84	170	154	2,546	3,108

•
Systemwide revenue. Systemwide revenue, which is an operating measure not in accordance with GAAP, includes sales by both Company-owned and franchised offices. We believe systemwide revenue data is useful in assessing consumer demand for our services and products, the overall success of the Liberty Tax brand and, ultimately, the performance of the Company. Our royalty revenue is computed as a percentage of sales made by our franchised offices, less certain deductions. Accordingly, sales by our franchisees have a direct effect on our royalty revenue and profitability. In addition, our systemwide revenue reflects the size of the Liberty Tax system, and because the size of our franchise system drives our management and infrastructure needs, systemwide revenue data helps us assess those needs in comparison to other companies in our industry and other franchise operators.

Our systemwide revenue in the U.S. decreased by 6.8% from fiscal 2018 to fiscal 2019 and decreased 4.9% from fiscal 2017 to fiscal 2018. We experienced a 3.9% increase in average net fee per return filed in the U.S. from $247 in fiscal 2018 to $256 in fiscal 2019 and a decrease of 10.3% in number of tax returns filed in the U.S. processed from 1,487,000 in fiscal 2018 to 1,334,000 in fiscal 2019.

•
Tax settlement products obtained by U.S. customers. The total percentage of our U.S. customers obtaining a refund transfer product stayed flat at 46.1% during both fiscal 2019 and 2018. As we have demonstrated our ability to offer products through JTH Financial, we have been successful in obtaining more favorable terms from outside vendors. Each year we analyze available tax settlement product solutions to balance risk and maximize profit per product.

•
Company-owned stores. We operate Company-owned offices and may resell them to a qualified franchisee or elect to continue operate them as a Company-owned office. Going forward the number of Company-owned offices may increase if we reacquire more offices from existing franchisees and do not find a suitable buyer to take over the office or elect to operate the office as a Company-owned office. During fiscal 2019 and 2018, we closed Company-owned offices as part of our restructuring initiatives. We will be evaluating additional Company-owned offices after the tax season which may result in the closing of additional offices. We incurred approximately $9.3 million and $5.0 million of expenses related to restructuring initiatives in fiscal 2019 and 2018.
Results of Operations
Fiscal year 2019 compared to fiscal year 2018
Revenues. The table below sets forth the components and changes in our revenue for the years ended April 30, 2019 and 2018.

	Fiscal Years Ended April 30,
			Change
	2019	2018	$	%
	(In thousands)
Franchise fees	$2,766	$1,793	$973	54%
Area Developers fees	3,146	2,751	395	14%
Royalties and advertising fees	63,716	68,559	(4,843)	(7)%
Financial products	33,478	47,225	(13,747)	(29)%
Interest income	8,189	9,895	(1,706)	(17)%
Assisted tax preparation fees, net of discounts	14,611	26,645	(12,034)	(45)%
Electronic filing fees	2,675	10,772	(8,097)	(75)%
Other	3,965	7,232	(3,267)	(45)%
Total revenue	$132,546	$174,872	$(42,326)	(24)%
Our total revenue decreased by $42.3 million, or 24%, in fiscal 2019 over fiscal 2018. This decrease was primarily due to the following:

•
a $13.7 million decrease in financial products related to bank fees reported as a reduction of income in fiscal 2019 and as operating expenses in fiscal 2018 due to contractual changes and the implementation of Accounting Standards Codification ("ASC") 606, “Revenues from Contracts with Customers” ("ASC 606") as well as a reduction in the number of tax returns filed by our franchisees;

•	a $12.0 million decrease in assisted tax preparation fees driven by the reduction in the number of U.S. Company-owned offices and the divestiture of our year-round accounting offices;

•
a $8.1 million reduction in electronic filing fees primarily due to the recording of franchisee rebates as a deduction of revenue instead of expense due to the implementation of ASC 606 partially offset by an increased adoption rate of the fee in franchisee-owned offices;

•	a $4.8 million reduction in royalties and advertising fees due to a reduction in the number of tax returns filed by our franchisees;

•
a decrease of $3.3 million in other revenues primarily related to gains recorded in fiscal 2018 on AD and franchisee acquisitions where the consideration was less than the value of the acquired asset, the divestiture of our year-round accounting offices and a reduction in the number of tax returns processed in our online “DIY” business; and

•	a decrease of $1.7 million in interest income related to a reduction in working capital loans to franchisees as well as a decrease in the loans due from reacquired ADs and franchisees.
These decreases were offset by a $1.4 million increase in franchise and AD fees primarily due to the implementation of ASC 606.

Operating expenses. The following table details the amounts and changes in our operating expenses in and from fiscal 2019 and fiscal 2018.

	Fiscal Years Ended April 30,
			Change
	2019	2018	$	%
	(In thousands)
Employee compensation and benefits	$39,822	$50,003	$(10,181)	(20)%
Selling, general, and administrative expenses	42,038	69,012	(26,974)	(39)%
Area Developers expense	15,584	16,564	(980)	(6)%
Advertising expense	12,532	12,326	206	2%
Depreciation, amortization, and impairment charges	14,084	14,416	(332)	(2)%
Restructuring expense	9,345	4,952	4,393	89%
Total operating expenses	$133,405	$167,273	$(33,868)	(20)%
Total operating expenses decreased $33.9 million, or 20%, in fiscal 2019 compared to fiscal 2018. The decrease was primarily attributable to the following:

•
a $27.0 million decrease in selling, general and administrative expenses primarily related to bank fee and rebate expenses reported as a reduction of income in fiscal 2019 and as operating expenses in fiscal 2018 due to contractual changes and the implementation of ASC 606, cost reductions related to the decrease in the number of U.S. Company-owned stores and the divestiture of our year-round accounting offices and reduced bad debt expense resulting from fewer franchise terminations, partially offset by increased expenses due to audit and legal costs related to fiscal 2018 and fiscal 2019 SEC filing and costs associated with litigation settlements;

•
a $10.2 million decrease in employee compensation and benefits primarily due to lower severance costs compared to fiscal 2018, reductions in head-count in fiscal 2019 and a decrease in the number of Company-owned stores and the divestiture of our year-round accounting offices; and

•	a decrease of $1.0 million in AD expense resulting from acquisitions of ADs and a decrease in the number of tax returns filed.

These decreases were partially offset by a $4.4 million increase in restructuring expense primarily due to Company-owned store exit costs.
Income Taxes. The following table sets forth certain information regarding our income taxes for the fiscal years ended April 30, 2019 and 2018.

	Fiscal Years Ended April 30,
			Change
	2019	2018	$	%
	(In thousands)
Income (loss) before income taxes	$(3,995)	$4,481	$(8,476)	(189)%
Income tax (benefit) expense	(1,839)	4,346	(6,185)	(142)%
Effective tax rate	46.0%	97.0%
The decrease in our income tax expense in fiscal 2019 compared to fiscal 2018 relates primarily to the decrease in our income before income taxes. The decrease in the effective tax rate is driven by the impact of the one-time transition tax and adjustment of deferred tax assets and liabilities from the Tax Act in 2018.
Net income. In fiscal 2019, we had a net loss of $2.2 million compared to net income of $0.1 million in fiscal 2018, primarily as a result of lower revenues partially offset by lower operating expenses as noted above.

Fiscal year 2018 compared to fiscal year 2017
Revenues. The table below sets forth the components and changes in our revenue for the years ended April 30, 2018 and 2017.

	Fiscal Years Ended April 30,
			Change
	2018	2017	$	%
	(In thousands)
Franchise fees	$1,793	$2,659	$(866)	(33)%
Area Developers fees	2,751	4,177	(1,426)	(34)%
Royalties and advertising fees	68,559	74,291	(5,732)	(8)%
Financial products	47,225	51,829	(4,604)	(9)%
Interest income	9,895	12,955	(3,060)	(24)%
Assisted tax preparation fees, net of discounts	26,645	21,600	5,045	23%
Electronic filing fees	10,772	—	10,772	N/A
Other	7,232	6,474	758	12%
Total revenue	$174,872	$173,985	$887	1%
Our total revenue increased by $0.9 million, or 1%, in fiscal 2018 over fiscal 2017. This increase was primarily due to the following:

•	a $10.8 million increase in a new optional electronic filing fee related to federal returns prepared in U.S. franchisee owned offices; and

•
a $5.0 million increase in assisted tax preparation fees driven by the year-round accounting offices we acquired in late fiscal 2017 as well as an increase in the number of returns prepared in Company-owned offices.

These increases were primarily offset by the following:

•	a reduction of $5.7 million in royalty and advertising fees and a decrease of $4.6 million in financial products both related to a decrease in the number of tax returns processed by our franchisees;

•	a decline of $3.1 million in interest income related to a reduction in working capital loans to franchisees as well a decrease in the loans due from reacquired ADs and franchisees; and

•	a decrease of $1.4 million in AD fees as a result of prior year sales that have been fully recognized over the life of the original agreements.
Operating expenses. The following table details the amounts and changes in our operating expenses in and from fiscal 2018 and fiscal 2017.

	Fiscal Years Ended April 30,
			Change
	2018	2017	$	%
	(In thousands)
Employee compensation and benefits	$50,003	$44,615	$5,388	12%
Selling, general, and administrative expenses	69,012	58,159	10,853	19%
Area Developers expense	16,564	22,461	(5,897)	(26)%
Advertising expense	12,326	11,073	1,253	11%
Depreciation, amortization, and impairment charges	14,416	14,356	60	—%
Restructuring expense	4,952	—	4,952	N/A
Total operating expenses	$167,273	$150,664	$16,609	11%
Total operating expenses increased by $16.6 million, or 11%, in fiscal 2018 compared to fiscal 2017. The increase was attributable to the following:

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

•	a $5.0 million increase in restructuring expenses primarily related to Company-store exit costs and the one-time termination of a service provider contract; and

•	a $1.3 million increase in advertising expense primarily related to increased franchise sales marketing costs.
These increases were partially offset by:

•	a decrease of $5.9 million in AD expense resulting from acquisitions of ADs and a decrease in the number of tax returns filed.
Income Taxes. The following table sets forth certain information regarding our income taxes for the fiscal years ended April 30, 2018 and 2017.

	Fiscal Years Ended April 30,
			Change
	2018	2017	$	%
	(In thousands)
Income before income taxes	$4,481	$20,767	$(16,286)	(78)%
Income tax expense	4,346	7,754	(3,408)	(44)%
Effective tax rate	97.0%	37.3%
The decrease in our income tax expense in fiscal 2018 compared to fiscal 2017 relates primarily to the decrease in our income before income taxes. The increase in the effective rate is driven by the impact of the one-time transition tax and adjustment of deferred tax assets and liabilities from the Tax Act.
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
Credit facility. On May 16, 2019, we entered into a new credit agreement (the "Credit Agreement") which provides for a $135.0 million senior revolving credit facility (the "Revolving Credit Facility"), a $10.0 million sub-facility for the issuance of letters of credit, and a $20.0 million swingline loan sub-facility. The Revolving Credit Facility will mature on May 31, 2020. Borrowings under the Revolving Credit Facility will, at our option, bear interest at either (i) a rate per annum based on London Interbank Offered Rate ("LIBOR") for an interest period of one, two, three or six months, plus an applicable interest rate margin determined as provided in the Credit Agreement (a "LIBOR Loan"), or (ii) an alternative base rate plus an applicable interest rate margin, each as determined as provided in the Credit Agreement (an "ABR Loan"). The applicable interest rate margin varies from 3.0% per annum to 4.0% per annum for LIBOR Loans, and from 2.0% per annum to 3.0% per annum for ABR Loans, in each case depending on our consolidated leverage ratio, and is determined in accordance with a pricing grid in the Credit Agreement (the "Pricing Grid"). Interest on LIBOR Loans is payable in arrears at the end of each applicable interest period, and interest on ABR Loans is payable in arrears at the end of each calendar quarter. We have agreed in the Credit Agreement to pay a fee on the average daily unused amount of the Revolving Credit Facility during the term. The unused fee is payable in arrears at the end of each calendar quarter and accrues at a rate which varies from 0.25% to 0.5% depending on our consolidated leverage ratio, as determined in accordance with the Pricing Grid. We have also agreed to pay (1) a fee for each outstanding letter of credit at a rate per annum equal to the applicable interest rate margin for LIBOR Loans, as determined in accordance with the Pricing Grid, multiplied by the average daily amount available to be drawn under such letter of credit, and (2) a fronting fee which shall accrue at a rate of 0.125% per annum on the average daily amount of the outstanding aggregate letter-of-credit obligations under the Credit Agreement.
Our obligations under the credit agreement are guaranteed by substantially all of the assets of each of our direct and indirect domestic wholly-owned subsidiaries. There are no prepayment penalties in the event we elect to prepay and terminate the Revolving Credit Facility prior to its scheduled maturity date, subject to LIBOR breakage and redeployment costs in certain limited circumstances.
The Credit Agreement includes customary affirmative, negative, and financial covenants, including delivery of financial statements and other reports and maintenance of existence. The negative covenants limit our ability, among other things, to incur debt, incur liens, make investments, sell assets and pay dividends on our capital stock. The financial covenants set forth in the Credit Agreement include a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio, each of which will be tested at the end of our fiscal quarters, and a minimum consolidated net worth ratio tested at the end of our fiscal year. The Credit Agreement provides that, for a period of 30 consecutive days after May 16, 2019, our outstanding obligations under the Credit Agreement will not exceed $12.5 million. Additionally, from April 30, 2020 until the maturity date, our outstanding obligations due will be $0. In addition, the Credit Agreement includes customary events of default.
Our previous credit facility consisted of a $21.2 million term loan and a revolving credit facility that allowed borrowing of up to $170.0 million, as of April 30, 2019, with an accordion feature that permitted us to request an increase in availability of up to an additional $50.0 million. Outstanding borrowings accrued interest, which was paid monthly, at a rate of the one-month LIBOR plus a margin ranging from 1.50% to 2.25% depending on our leverage ratio. At April 30, 2019 and 2018, the interest rate was 4.25% and 3.64%, respectively, and the average interest rate paid during the fiscal year ended April 30, 2019 was 3.97%. A commitment fee that varied from 0.25% to 0.50% depending on our leverage ratio on the unused portion of the credit facility was paid monthly. The indebtedness was collateralized by substantially all the assets of the Company and both loans matured on April 30, 2019 (except as to the commitments of one lender under the revolving credit facility, which matured on September 30, 2017). On May 1, 2019, we repaid the $12.0 million balance under the term loan of our previous credit facility using cash on hand.
Subordinated note. On May 16, 2019, we also entered into a subordinated note (the "Subordinated Note") payable to Vintage Capital Management LLC (“Vintage”). The aggregate principal amount of all loans to be made by Vintage under the Subordinated Note shall not exceed $10.0 million. Any indebtedness owed to Vintage under the Subordinated Note is subordinate to and subject in right and time of payment to the Revolving Credit Facility. We have not made any borrowings under the Subordinated Note at this time. The Subordinated Note will mature on August 31, 2020. Interest will accrue on the unpaid principal amount of the subordinated note outstanding from time to time at a rate per annum based on LIBOR for an interest period of one month, plus 4.0%. We also agreed in the Subordinated Note to pay Vintage a commitment fee, at a rate per annum equal to 0.50%, on the average daily amount in each month by which the stated amount of the Subordinated Note exceeds the aggregate amount of loans made thereunder and not repaid. Such accrued interest and commitment fee are payable in kind (rather than in cash or other consideration), quarterly in arrears, by being added to the outstanding principal balance of the Subordinated Note, with such amounts bearing interest thereafter in the same manner as the unpaid principal amount of the subordinated note.
Franchisee lending and potential exposure to credit loss. A substantial portion of our cash flow during the year is utilized to provide funding to our franchisees. At April 30, 2019, our total balance of loans to franchisees for working capital and equipment loans, representing cash we had advanced to the franchisees, was $9.7 million. In addition, at that date, our franchisees and ADs together owed us an additional $67.5 million, net of unrecognized revenue of $6.6 million, representing unpaid royalties, the unpaid purchase price for franchise territories and other amounts.
Our actual exposure to potential credit loss associated with franchisee loans is less than the aggregate amount of those loans because a significant portion of those loans are to franchisees located within AD areas, where our AD is ultimately entitled to a substantial portion of the franchise fee and royalty revenues represented by some of these loans. For this reason, the amount of indebtedness of franchisees to us is effectively offset in part by our related payable obligation to ADs in respect of franchise fees and royalties. As of April 30, 2019, the total indebtedness of franchisees to us where the franchisee is located in an AD area was $32.5 million but $17.3 million of that total indebtedness represents amounts ultimately payable to ADs as their share of franchise fees and royalties.
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
The unpaid amounts owed to us from our franchisees and ADs are collateralized by the underlying franchise or area and, when the franchise or area owner is an entity, are generally guaranteed by the owners of the respective entity. Accordingly, to the extent a franchisee or AD does not satisfy its payment obligations to us, we may repossess the underlying franchise or area in order to resell it in the future. At April 30, 2019, we had an investment in impaired accounts and notes receivable and related interest receivable of approximately $21.7 million. We consider accounts and notes receivable to be impaired if the amounts due exceed the fair value of the underlying franchise and estimate an allowance for doubtful accounts based on that excess. Amounts due include the recorded value of the accounts and notes receivable reduced by the allowance for uncollected interest, amounts due to ADs for their portion of franchisee receivables, any related unrecognized revenue and amounts owed to the franchisee or AD by us. In establishing the fair value of the underlying franchise, we consider net fees of open territories and the number of unopened territories. At April 30, 2019, our allowance for doubtful accounts for impaired accounts and notes receivable was $9.0 million. There were no significant concentrations of credit risk with any individual franchisee or AD as of April 30, 2019, and we believe that our allowance for doubtful accounts as of April 30, 2019 is adequate for our existing loss exposure. We closely monitor the performance of our franchisees and ADs, and will adjust our allowances as appropriate if we determine that the existing allowances are inadequate to cover estimated losses.
Dividends. See "Item 5—Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."
Sources and uses of cash
Operating activities
In fiscal 2019, our cash provided from operating activities decreased $10.5 million from the cash provided in fiscal 2018. This decrease was primarily driven by:

•	a decrease of $11.6 million in tax preparation fees received due to closures of Company-owned and year-round accounting stores, partially offset by;

•	a $4.0 million reduction in executive severance and recruitment payments in fiscal 2019 compared to fiscal 2018.
In fiscal 2018, our cash provided from operating activities decreased $4.8 million from the cash provided in fiscal 2017. This decrease was primarily driven by:

•	a $4.2 million increase in executive severance and recruitment payments in fiscal 2018 compared to fiscal 2017; and

•	an increase in cash tax payments of $2.3 million in fiscal 2018 compared to fiscal 2017.
Investing activities
In fiscal 2019, we used $6.3 million less in investing activities than in fiscal 2018 primarily due to:

•	a $2.7 million decrease in net cash used to acquire Company-owned offices, AD rights and customer lists, net of sales, partially offset by; and

•	a $2.4 million decrease in purchases of property, equipment and software.
In fiscal 2018, we used $4.2 million less in investing activities than in fiscal 2017 due to:

•	a $3.4 million decrease in net cash used in operating loans to franchisees resulting from an decrease in lending of $20.3 million as well as better collections of operating loans;

•	a $6.2 million decrease in net cash used to acquire Company-owned offices, AD rights and customer lists, net of sales, partially offset by; and

•	a $5.0 million increase in net cash used resulting from the sale of available-for-sale securities during fiscal 2017.
Financing activities
In fiscal 2019, we used $7.1 million less cash for financing activities compared to fiscal 2018 primarily due to a decrease of $6.7 million in dividends paid.

In fiscal 2018, we used $4.5 million more cash for financing activities compared to fiscal 2017 primarily due to a decrease of $2.2 million in cash received for mortgage debt and $2.1 million increase in cash paid for repayment of long-term obligations related to AD and franchisee acquisitions.
Future cash needs and capital requirements
Operating cash flow needs. We believe that the Revolving Credit Facility along with cash from operating activities, will be sufficient to support our cash flow needs for the next twelve months.
The maximum balance of the previous revolving credit facility during fiscal 2019 was $114.5 million on February 20, 2019. By April 5, 2019, we paid down the entire balance of the previous revolving credit facility.

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
Effect of the Revolving Credit Facility covenants on our future performance. The Revolving Credit Facility, which was entered into on May 16, 2019, imposes several restrictive covenants, including a covenant that requires us to maintain a "leverage ratio" of not more than 5.25:1 at the end of each fiscal quarter ending January 31 and a ratio of not more than 3:1 at the end of each other fiscal quarter. The higher permitted leverage ratio at the end of the January 31 quarter reflects the fact that as of that date, we have typically extended significant credit to our franchisees for working capital and other needs that is not reflected in revenue that we receive from our franchisees until the period beginning in February each year. At January 31, 2019 and April 30, 2019, we had a leverage ratio of 3.9:1 and 0.5:1, respectively.
Our leverage ratio at April 30, 2019 reflected the fact that we had no balance outstanding on our prior revolving credit facility at that date and a $12.0 million balance under our term loan. The leverage ratio is measured only at the end of each fiscal quarter, and so there may be times at which we exceed the quarter-end leverage ratio during the quarter, which we are permitted to do provided that our leverage ratio is within the allowable ratio at quarter-end.
We continue to be obligated under the Revolving Credit Facility to satisfy a fixed charge coverage ratio test which requires that ratio to be not less than 1.5:1 at the end of every fiscal quarter. At January 31, 2019 and April 30, 2019, our fixed charge coverage ratios were 2.0:1 and 2.1:1, respectively.
We were in compliance with the ratio tests described in this section as of April 30, 2019. We expect to be able to manage our cash flow and our operating activities in such a manner that we will continue to be able to satisfy our obligations under the Revolving Credit Facility for the remainder of the term of the Revolving Credit Facility.

Seasonality of Operations
Given the seasonal nature of the tax return preparation business, we have historically generated and expect to continue to generate most of our revenues during the period from January 1 through April 30. For example, in fiscal 2019 and fiscal 2018, we earned 25% and 28% of our revenues during our fiscal third quarter ended January 31, respectively, and 89% and 91% of our revenues during the combined fiscal third and fourth quarters, respectively. We historically operate at a loss through the first eight months of each fiscal year, during which we incur costs associated with preparing for the upcoming tax season.
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
We also enter into forward contracts to eliminate exposure related to foreign currency fluctuations in connection with the short-term advances we make to our Canadian subsidiary in order to fund personal income tax refund discounting for our Canadian operations. At April 30, 2019 and 2018, there were no forward contracts outstanding, but we expect to enter into forward contracts in the future during the Canadian tax season.
Commitments and Contingencies
The following table sets forth certain of our contractual obligations as of April 30, 2019.

	Contractual Obligations
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(In thousands)
Long-term debt obligations(1)	$15,489	$13,185	$530	$454	$1,320
Operating lease obligations(2)	9,152	5,164	3,553	384	51
Purchase obligations(3)	4,870	3,930	940	—	—
Net lease payments on closed offices	1,716	457	724	535	—
Total contractual obligations	$31,227	$22,736	$5,747	$1,373	$1,371

(1) Amounts include mandatory principal payments on long-term debt as well as estimated interest of $77, $138, $114, and $112 for less than 1 year, 1-3 years, 3-5 years, and more than 5 years, respectively. Interest calculated for future periods was based on the interest rate at April 30, 2019. The actual interest rate will vary based on LIBOR and our leverage ratio.
(2) We sublease most of the office spaces represented by this line item and anticipate sublease receipts from franchisees of $1,593, $993, $204, and $77 for less than 1 year, 1-3 years, 3-5 years, and more than 5 years, respectively.
(3) Amounts are primarily for advertising expense and for software licenses, maintenance, and development.
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The following critical accounting policies may affect reported results.
Revenue Recognition. We recognize franchise fees on a straight-line basis over the initial contract term of each franchise agreement with the cumulative amount of revenue recognized not to exceed the amount of cash estimated to be received and when our obligations to prepare the franchise for operation have been substantially completed.
AD rights have historically been granted for a term of ten years. We have changed future terms of new and renewal AD contracts to six years. AD fees are recognized as revenue on a straight-line basis over the initial contract term of each AD agreement with the cumulative amount of revenue recognized not to exceed the amount of cash estimated to be received. Amounts due to ADs for their services under an area development agreement are expensed as the related franchise fees and royalty revenues are recognized.
Royalties and advertising fees are recognized as franchise territories generate sales.
Tax return preparation fees, financial products, and electronic filing fees revenue are recognized as revenue in the period the related tax return is filed for the customer. Discounts for promotional programs are recorded at the time the return is filed and are recorded as reductions to revenues. Refund advances and electronic filing fees are recorded on a net basis.

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
Stock Compensation Expense. For employee stock-based compensation, we record costs of our employee stock-based compensation based on the grant-date fair value of awards using the Black-Scholes-Merton option pricing model. We recognize compensation costs for an award that has a graded vesting schedule on a straight-line basis over the service period for the entire length of the stock option award.
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

Our calculation of the allowance requires management to make assumptions regarding the fair value of the franchise to which the account relates and the historical performance of the franchise. The estimated fair value of the underlying franchise, consideration is given to a variety of factors, including, recent comparable sales of Company-owned stores, sales between franchisees, the net fees of open offices, and the number of unopened offices.
A 10% decrease in the fair value of franchise territories at April 30, 2019 would have increased our allowance for doubtful accounts by approximately $1.2 million at that date.
Long-lived assets and AD Rights
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
We have not made any material changes in the accounting methodology we use to assess impairment loss during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material. For AD rights, a 10% decrease in the estimated future cash flows would not result in any incremental loss. For assets acquired from franchisees, and held for sale, a 10% decrease in the fair value would increase our impairment by approximately $0.1 million.

Recently Issued Accounting Standards

Refer to "Note 1 - Description of Business and Summary of Significant Accounting Policies", in our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Foreign exchange risk
We are subject to inherent risks attributed to operating in more than one country. Most of our revenues, expenses, and borrowings are denominated in U.S. dollars. Our operations in Canada, including the advances we make to our Canadian subsidiary, are denominated in Canadian dollars, and are, therefore, subject to foreign currency fluctuations. For fiscal 2019, a

5% change in the exchange rate of the Canadian dollar relative to the U.S. dollar would have had less than a $0.1 million impact on our net income and a $0.6 million impact on our total assets at April 30, 2019. We use, and may continue to use in the future, derivative financial instruments, such as forward contracts, to manage foreign currency exchange rate risks. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Off Balance Sheet Arrangements."
Interest rate risk
We are subject to interest rate risk in connection with the Revolving Credit Facility and Subordinated Note, which provides for borrowings of up to a total of $145.0 million and bears interest at variable rates. Assuming the Revolving Credit Facility and Subordinated Note are fully drawn, a ten basis point change in interest rates would result in a $0.1 million change in annual interest expense on our outstanding borrowings. From time to time, we have entered into hedging instruments involving the exchange of floating for fixed rate interest payments to reduce interest rate volatility. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Off Balance Sheet Arrangements."

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

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2019, the Company’s disclosure controls and procedures were not effective due to a material weakness in the Company's internal control over financial reporting as described below.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following deficiency that constituted individually, or in the aggregate, a material weakness in our internal control over financial reporting as of April 30, 2019.

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

Monitoring - control deficiencies contributing to the material weakness relating to: (i) selecting, developing, and performing ongoing evaluation to ascertain whether the components of internal controls are present and functioning, and (ii) evaluating and communicating internal control deficiencies in a timely manner to those parties responsible for taking corrective action. The inability to remediate previously identified internal control deficiencies in the current year contributed to the material weakness.

Because of this material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2019.

The effectiveness of the Company’s internal control over financial reporting as of April 30, 2019 has been audited by Cherry Bekaert LLP, an independent registered public accounting firm, and an adverse opinion was issued as stated in their report which appears herein.

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

The Company took significant steps to address the material weakness set forth above. The Company believes that making the following changes were critical steps toward addressing the “tone at the top” concerns that contributed to the material weakness it identified. The following steps were among the measures that were implemented:

•
On July 24, 2018, the Company's former President and Chief Executive Officer and Chairman of the Board of Directors, John T. Hewitt, entered into a stock purchase agreement to sell all of his shares of the Company’s Class A common stock and Class B common stock owned directly and indirectly by him. As a result of this transaction, Mr. Hewitt resigned as Chairman of the Board.

•	In addition to the resignation of Mr. Hewitt as Chairman of the Board, all remaining Class B directors previously appointed by Mr. Hewitt tendered their resignation to the Board.

•
In February 2018, the Board of Directors appointed Nicole Ossenfort as the Company's new President and Chief Executive Officer. Ms. Ossenfort brought expertise and leadership to the Company and helped establish open lines of communication with her internal business unit leaders and the finance and accounting team.

•	In June 2018, the Company hired a new Chief Financial Officer, Michael S. Piper, who has brought expertise and leadership to the Company and its finance and accounting team.

•	In August 2018, the Company elected five new Class A directors through written consent executed by stockholders representing a majority of the outstanding shares of the Company’s Class A common stock.

•	The Board of Directors has elected Andrew M. Laurence as the Chairman of our Board of Directors.

•	The Company engaged Ernst & Young to conduct a review of its corporate governance practices and has substantially implemented most of the recommendations.

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
Changes in Internal Control over Financial Reporting
Other than the ongoing remediation efforts of the material weakness disclosed above, there were no changes in our internal control over financial reporting during the quarter ended April 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Executive Officers, and Corporate Governance.
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for its 2019 Annual Meeting of Stockholders.

Item 11.    Executive Compensation.
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for its 2019 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters.
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for its 2019 Annual Meeting of Stockholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for its 2019 Annual Meeting of Stockholders.

Item 14.    Principal Accounting Fees and Services.
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for its 2019 Annual Meeting of Stockholders.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.

(a)	Financial Statements.
The following financial statements of the Company are included in Item 8 of this Annual Report on Form 10-K:
Audited Financial Statements for the Years Ended April 30, 2019, 2018, and 2017

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

3.3	Second Amended and Restated Certificate of Incorporation of Liberty Tax, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K, File No. 001-35588 filed on December 19, 2018).
3.4	Second Amended and Restated Bylaws of Liberty Tax, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K, File No. 001-35588 filed on July 15, 2014).
4.1	Specimen Common Stock Certificate of Liberty Tax, Inc. (incorporated by reference to Exhibit 4.6 to Form 8-K, File No. 001-35588 filed on September 3, 2014).
4.2	Form of Indenture with respect to Senior Debt Securities (incorporated by reference to Exhibit 4.2 to Form S-3, File No. 333-199579 filed on October 23, 2014).
4.3	Form of Indenture with respect to Subordinated Debt Securities (incorporated by reference to Exhibit 4.4 to Form S-3, File No. 333-199579 filed on October 23, 2014).
10.1#	JTH Holding, Inc. 2011 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to Form S-1, File No. 333-176655 filed on February 3, 2012).
10.2#	JTH Tax, Inc. Stock Option Plan dated as of May 1, 1998 (incorporated by reference to Exhibit 10.2 to Form S-1, File No. 333-176655 filed on September 2, 2011).
10.3#	Form of Stock Option Agreement under Stock Option Plan (incorporated by reference to Exhibit 10.3 to Form S-1, File No. 333-176655 filed on September 2, 2011).
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

Exhibit Number	Exhibit Description
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
10.34#
Consent and Sixth Amendment to Revolving Credit and Term Loan Agreement dated as of July 18, 2018 among Liberty Tax, Inc. SunTrust Bank and other parties thereto (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on July 24, 2018).

10.35#	Credit Agreement dated as of May 16, 2019 among Liberty Tax, Inc. Citizen Bank, N.A and other parties (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on May 16, 2019).
10.36#
Pledge and Security Agreement dated as of May 16, 2019 among Liberty Tax Inc., certain of Liberty Tax Inc's direct and indirect subsidiaries, Citizen Bank, N.A and other parties (incorporated by reference to Exhibit 10.2 to Form 8-K, File No. 001-35588 filed on May 16, 2019).

10.37#
Guarantee Agreement dated as of May 16, 2019 among Liberty Tax, Inc. certain of Liberty Tax Inc's direct and indirect subsidiaries, Citizen Bank, N.A and other parties (incorporated by reference to Exhibit 10.3 to Form 8-K, File No. 001-35588 filed on May 16, 2019).

Exhibit Number	Exhibit Description
10.38#
Subordinated Delayed Draw Note dated as of May 16, 2019 given by Liberty Tax, Inc in favor or Vintage Capital Management, LLC (incorporated by reference to Exhibit 10.4 to Form 8-K, File No. 001-35588 filed on May 16, 2019).

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
101
The following materials from the Registrant's Annual Report on Form 10-K for the year ended April 30, 2019, are formatted in XBRL (eXtensible Business Reporting Language):(i) Consolidated Balance Sheets at April 30, 2019 and 2018, (ii) Consolidated Statements of Income for the years ended April 30, 2019, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the years ended April 30, 2019, 2018 and 2017, (iv) Consolidated Statement of Stockholders' Equity for the years ended April 30, 2019, 2018 and 2017, (v) Consolidated Statements of Cash Flows for the years ended April 30, 2019, 2018 and 2017, and (vi) Notes to Audited Consolidated Financial Statements.

*    Filed herewith.
**    Furnished herewith.
#    Indicates management contract or compensatory plan

Item 16.    Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY TAX, INC. (Registrant)
Date: June 27, 2019	By:	/s/ M. BRENT TURNER
M. Brent Turner President and Chief Executive Officer (Principal Executive Officer)
Date: June 27, 2019	By:	/s/ MICHAEL S. PIPER
Michael S. Piper Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS that each of the undersigned whose signature appears below constitutes and appoints M. Brent Turner and Michael S. Piper, his true and lawful attorneys-in-fact, with full power of substitution and resubstitution for him and on his behalf, and in his name, place, and stead, in any and all capacities to execute and sign any and all amendments to this Annual Report on Form 10-K and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof and the registrant hereby confers like authority on its behalf.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 27, 2019	By:	/s/ M. BRENT TURNER
M. Brent Turner President and Chief Executive Officer (Principal Executive Officer)
Date: June 27, 2019	By:	/s/ MICHAEL S. PIPER
Michael S. Piper Chief Financial Officer (Principal Financial and Accounting Officer)
Date: June 27, 2019	By:	/s/ ANDREW M. LAURENCE
Andrew M. Laurence Chairman of the Board
Date: June 27, 2019	By:	/s/ MATTHEW AVRIL
Matthew Avril Director
Date: June 27, 2019	By:	/s/ PATRICK A. COZZA
Patrick A. Cozza Director

Date: June 27, 2019	By:	/s/ THOMAS HERSKOVITS
Thomas Herskovits Director
Date: June 27, 2019	By:	/s/ BRIAN R. KAHN
Brian R. Kahn Director
Date: June 27, 2019	By:	/s/ LAWRENCE MILLER
Lawrence Miller Director
Date: June 27, 2019	By:	/s/ G. WILLIAM MINNER, JR.
G. William Minner, Jr. Director
Date: June 27, 2019		/s/ BRYANT R. RILEY
Bryant R. Riley Director
Date: June 27, 2019	By:	/s/ KENNETH M. YOUNG
Kenneth M. Young Director

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Financial Statements
As of April 30, 2019 and 2018 and for the fiscal years ended April 30, 2019, 2018, and 2017
(With Reports of Independent Registered Public Accounting Firms Thereon)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Stockholders of Liberty Tax, Inc.:
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Liberty Tax, Inc. and Subsidiaries (the “Company”) as of April 30, 2019 and 2018, and the related consolidated statements of operations, comprehensive operations, stockholders’ equity, and cash flows for each of the years in the two year period ended April 30, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two year period ended April 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of April 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO), and our report dated June 27, 2019, expressed an adverse opinion.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Adoption of New Accounting Standard

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for revenue as a result of the adoption of the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) effective May 1, 2018. Our opinion is not modified with respect to that matter.

/s/ CHERRY BEKAERT LLP
We have served as the Company's auditor since 2018.
Virginia Beach, Virginia
June 27, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Stockholders of Liberty Tax, Inc.:
Adverse Opinion on Internal Control over Financial Reporting

We have audited Liberty Tax, Inc. and Subsidiaries (the Company’s) internal control over financial reporting as of April 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of April 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

Monitoring - control deficiencies contributing to the material weakness relating to: (i) selecting, developing, and performing ongoing evaluation to ascertain whether the components of internal controls are present and functioning, and (ii) evaluating and communicating internal control deficiencies in a timely manner to those parties responsible for taking corrective action. The inability to remediate previously identified internal control deficiencies in the current year contributed to the material weakness.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report dated June 27, 2019, on those consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets and the related statements of operations, comprehensive operations, stockholders’ equity, and cash flows of the Company, and our report dated June 27, 2019, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report of Internal Control over Financial Reporting included in Item 9A - Controls and Procedures in the Company’s 2019 Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Disclaimer on Additional Information in Management’s Report

We do not express an opinion or any other form of assurance on management’s statements, included in the accompanying Management’s Report on Internal Control over Financial Reporting, referring to corrective actions taken after April 30, 2019, relative to the aforementioned material weakness in internal control over financial reporting.

/s/ CHERRY BEKAERT LLP
We have served as the Company's auditor since 2018.
Virginia Beach, Virginia
June 27, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Liberty Tax, Inc.:
We have audited the accompanying consolidated statements of operations, comprehensive operations, stockholders' equity, and cash flows of Liberty Tax, Inc. and subsidiaries (the Company) for the year ended April 30, 2017. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Liberty Tax, Inc. and subsidiaries for the year ended April 30, 2017, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Norfolk, Virginia
July 7, 2017

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of April 30, 2019 and 2018
(In thousands, except share data)

	2019	2018
Assets
Current assets:
Cash and cash equivalents	$22,983	$18,522
Receivables:
Accounts receivable	47,011	52,517
Notes receivable - current	21,097	24,295
Interest receivable, net of uncollectible amounts	1,718	1,526
Allowance for doubtful accounts - current	(11,183)	(11,522)
Total current receivables, net	58,643	66,816
Bank products receivable	7,277	4,025
Assets held for sale	—	8,941
Other current assets	2,405	1,404
Income tax receivable	1,784	—
Total current assets	93,092	99,708
Property, equipment, and software, net	32,676	38,636
Notes receivable - non-current	7,445	6,554
Allowance for doubtful accounts - non-current	(633)	(965)
Total non-current notes receivables, net	6,812	5,589
Goodwill	6,566	8,640
Other intangible assets, net	19,161	22,837
Deferred income taxes	315	343
Other assets	1,379	2,250
Total assets	$160,001	$178,003
Liabilities and Stockholders' Equity
Current liabilities:
Current installments of long-term obligations	$13,108	$18,113
Accounts payable and accrued expenses	13,672	14,521
Due to Area Developers (ADs)	17,282	17,906
Income taxes payable	447	4,511
Deferred revenue - current	3,679	2,021
Total current liabilities	48,188	57,072
Long-term obligations, excluding current installments, net	1,940	2,270
Deferred revenue and other - non-current	5,622	4,692
Deferred income tax liability	537	1,397
Long-term income taxes payable	—	1,070
Total liabilities	56,287	66,501
Commitments and contingencies
Stockholders' equity:
Special voting preferred stock, $0.01 par value per share, 0 and 10 shares authorized, issued, and outstanding, respectively	—	—
Class A common stock, $0.01 par value per share, 22,000,000 and 21,200,000 shares authorized, 14,048,528 and 12,823,020 shares issued and outstanding at April 30, 2019 and 2018, respectively	140	128
Class B common stock, $0.01 par value per share, 0 and 1,000,000 shares authorized, 0 and 200,000 shares issued and outstanding at April 30, 2019 and 2018, respectively	—	2
Exchangeable shares, $0.01 par value, 0 and 1,000,000 shares authorized, 0 and 1,000,000 issued and outstanding, respectively	—	10
Additional paid-in capital	12,552	11,570
Accumulated other comprehensive loss, net of taxes	(1,910)	(1,347)
Retained earnings	92,932	101,139
Total stockholders' equity	103,714	111,502
Total liabilities and stockholders' equity	$160,001	$178,003

See accompanying notes to consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended April 30, 2019, 2018, and 2017
(In thousands, except per share data)

	2019	2018	2017
Revenue:
Franchise fees	$2,766	$1,793	$2,659
Area Developer fees	3,146	2,751	4,177
Royalties and advertising fees	63,716	68,559	74,291
Financial products	33,478	47,225	51,829
Interest income	8,189	9,895	12,955
Assisted tax preparation fees, net of discounts	14,611	26,645	21,600
Electronic filing fees	2,675	10,772	—
Other revenues	3,965	7,232	6,474
Total revenues	132,546	174,872	173,985
Operating expenses:
Employee compensation and benefits	39,822	50,003	44,615
Selling, general, and administrative expenses	42,038	69,012	58,159
Area Developer expense	15,584	16,564	22,461
Advertising expense	12,532	12,326	11,073
Depreciation, amortization, and impairment charges	14,084	14,416	14,356
Restructuring expense	9,345	4,952	—
Total operating expenses	133,405	167,273	150,664
Income from operations	(859)	7,599	23,321
Other (expense) income:
Foreign currency transaction (loss) gain	(113)	63	(47)
Gain on sale of available-for-sale securities	—	—	50
Interest expense	(3,023)	(3,181)	(2,557)
(Loss) income before income taxes	(3,995)	4,481	20,767
Income tax (benefit) expense	(1,839)	4,346	7,754
Net (loss) income	(2,156)	135	13,013
Less: Net (loss) income attributable to participating securities	—	(10)	(936)
Net (loss) income attributable to Class A and Class B common stockholders	$(2,156)	$125	$12,077

Net (loss) income per share attributable to Class A and Class B common stockholders:
Basic	$(0.16)	$0.01	$0.94
Diluted	(0.16)	0.01	0.94

Weighted-average shares used to compute net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	13,800,884	12,928,762	12,895,561
Diluted	13,800,884	13,977,748	13,916,908

Cash dividends declared per share of common stock and common stock equivalents	$0.16	$0.64	$0.64

See accompanying notes to consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Operations
Years ended April 30, 2019, 2018, and 2017
(In thousands)

	2019	2018	2017
Net (loss) income	$(2,156)	$135	$13,013
Unrealized gain on available-for-sale securities, net of taxes of $0, $0, and $345, respectively	—	—	580
Reclassified loss on sale of available-for-sale securities included in income, net of taxes of $0, $0, and $20, respectively	—	—	(30)
Foreign currency translation adjustment	(527)	679	(911)
Unrealized (loss) gain on interest rate swap agreement, net of taxes of ($23), $22, and $16, respectively	(36)	58	(25)
Comprehensive (loss) income	$(2,719)	$872	$12,627

See accompanying notes to consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
Year ended April 30, 2019
(In thousands)

	Class A		Class B		Special voting preferred stock
	Common stock		Common stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at May 1, 2018	12,823	$128	200	$2	—	$—
Exercise of stock options	14	—	—	—	—	—
Vesting of restricted stock	21	—	—	—	—	—
Repurchase of common stock	(9)	—	—	—	—	—
Converted Class B shares to Class A shares	1,200	12	(200)	(2)	—	—
Balance at April 30, 2019	14,049	$140	—	$—	—	$—

	Exchangeable shares		Additional paid-in capital	Accumulated other comprehensive loss, net	Retained earnings
	Shares	Amount				Total
Balance at May 1, 2018	1,000	$10	$11,570	$(1,347)	$101,139	$111,502
Non-cash adjustments due to ASC 606	—	—	—	—	(3,794)	(3,794)
Exercise of stock options	—	—	153	—	—	153
Vested restricted stock including tax impact	—	—	(83)	—	—	(83)
Cancellation of common stock			(87)			(87)
Conversion of preferred stock to common stock	(1,000)	(10)	—	—	—	—
Stock-based compensation expense	—	—	999	—	—	999
Net income	—	—	—	—	(2,156)	(2,156)
Cash dividends ($0.16 per share)	—	—	—	—	(2,257)	(2,257)
Foreign currency translation adjustment	—	—	—	(527)	—	(527)
Unrealized loss on interest rate swap agreement, net of taxes	—	—	—	(36)	—	(36)
Balance at April 30, 2019	—	$—	$12,552	$(1,910)	$92,932	$103,714

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

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended April 30, 2019, 2018, and 2017
(In thousands)

	2019	2018	2017
Cash flows from operating activities:
Net (loss) income	$(2,156)	$135	$13,013
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for doubtful accounts	8,738	12,396	10,378
Depreciation and amortization	13,631	11,454	8,325
Amortization of deferred financing costs	38	155	526
Impairment of goodwill and other assets	453	2,962	6,031
Other loss (gain) including sale of property, equipment, and software	5,833	5,261	(387)
Stock-based compensation expense related to equity classified awards	999	3,680	2,016
Loss (gain) on bargain purchases and sales of Company-owned offices	694	(2,401)	(1,100)
Gain on sale of available-for-sale securities	—	—	(50)
Equity in gain of affiliate	(63)	(71)	(11)
Deferred tax expense (benefit)	586	(2,369)	129
Changes in:
Accounts, notes, and interest receivable and deferred revenue	(913)	(3,360)	(10,437)
Bank products receivable and other assets	(3,487)	921	125
Accounts payable and accrued expenses	(785)	1,126	556
Due to ADs	447	(1,446)	845
Income taxes payable (receivable)	(6,886)	(798)	2,487
Net cash provided by operating activities	17,129	27,645	32,446
Cash flows from investing activities:
Issuance of operating loans to franchisees and ADs	(68,283)	(73,796)	(94,133)
Payments received on operating loans to franchisees and ADs	67,556	72,647	89,562
Purchases of Company-owned offices, AD rights, and acquired customer lists	(229)	(2,926)	(10,049)
Proceeds from sale of Company-owned offices and AD rights	1,229	451	1,339
Proceeds from sale of available-for-sale securities	—	—	5,049
Purchases of property, equipment, and software	(2,939)	(5,388)	(5,022)
Net cash used in investing activities	(2,666)	(9,012)	(13,254)
Cash flows from financing activities:
Proceeds from the exercise of stock options	153	95	—
Repurchase of common stock and tax impact of stock compensation	(88)	1	(420)
Dividends paid	(2,244)	(8,922)	(8,891)
Repayment of other long term-obligations	(7,502)	(7,432)	(1,541)
Repayment of mortgages and term loan	—	—	(3,740)
Borrowings under revolving credit facility	123,615	178,251	151,400
Repayments under revolving credit facility	(123,615)	(178,251)	(151,400)
Proceeds from mortgage debt	—	—	2,200
Payment for debt issue costs	—	—	(35)
Tax impact of stock option activity	—	—	60
Cash paid for taxes on exercises/vesting of stock-based compensation	(83)	(576)	—
Net cash used in financing activities	(9,764)	(16,834)	(12,367)
Effect of exchange rate changes on cash, net	(238)	296	(304)
Net increase in cash and cash equivalents	4,461	2,095	6,521
Cash and cash equivalents at beginning of year	18,522	16,427	9,906
Cash and cash equivalents at end of year	$22,983	$18,522	$16,427

See accompanying notes to consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
Years ended April 30, 2019, 2018, and 2017
(In thousands)

	2019	2018	2017
Cash paid for interest, net of capitalized interest of $29, $443, and $235	$2,734	$3,383	$2,187
Cash paid for taxes, net of refunds	4,031	7,393	5,058
Accrued capitalized software costs included in accounts payable	—	—	55
During the years ended April 30, 2019, 2018, and 2017, the Company acquired certain assets from franchisees, ADs, and third parties as follows:
Fair value of assets purchased	$2,476	$12,428	$29,732
Receivables applied, net of amounts written-off, due ADs and related deferred revenue	(488)	(6,229)	(10,465)
Bargain purchase gains	(225)	(1,350)	(809)
Long-term obligations and accounts payable issued	(1,534)	(1,923)	(8,409)
Cash paid to franchisees, ADs, and third parties	$229	$2,926	$10,049
During the years ended April 30, 2019, 2018, and 2017, the Company sold certain assets to franchisees and ADs as follows:
Book value of assets sold	$5,641	$1,127	$7,555
Gain (loss) on sale - gain (loss) recognized	—	88	(107)
Gain (loss) on sale - revenue deferred	(1,230)	18	618
Notes received	(3,182)	(782)	(6,727)
Cash received from franchisees and ADs	$1,229	$451	$1,339

See accompanying notes to consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2019 and 2018

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
Basis of Presentation
The consolidated financial statements include the accounts of Liberty Tax, Inc. and its wholly-owned subsidiaries. Assets and liabilities of the Company's Canadian operations have been translated into U.S. dollars using the exchange rate in effect at the end of the year. Revenues and expenses have been translated using the average exchange rates in effect each month of the year. Foreign exchange transaction gains and losses are recognized when incurred. The Company consolidates any entities in which it has a controlling interest, the usual condition of which is ownership of a majority voting interest. The Company also considers for consolidation an entity in which the Company has certain interest where a controlling financial interest may be achieved through arrangements that do not involve voting interests. Such an entity, known as a variable interest entity ("VIE"), is required to be consolidated by its primary beneficiary. The Company does not possess any ownership interests in franchisee entities; however, the Company may provide financial support to franchisee entities. Because the Company's franchise arrangements provide franchisee entities the power to direct the activities that most significantly impact their economic performance, the Company does not consider itself the primary beneficiary of any such entity that might be a VIE. Based on the results of management's analysis of potential VIEs, the Company has not consolidated any franchisee entities. The Company's maximum exposure to loss resulting from involvement with potential VIEs is attributable to accounts and notes receivables and future lease payments due from franchisees. When the Company does not have a controlling interest in an entity but exerts significant influence over the entity, the Company applies the equity method of accounting. Material intercompany balances and transactions have been eliminated in consolidation.
The audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP"). In the opinion of management, all adjustments necessary for a fair presentation of such financial statements in accordance with GAAP have been recorded.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2019 and 2018

Office Count
The following table shows the U.S. office activity, the number of processing centers and Canadian offices, and a breakdown of Company-owned and franchised offices for the 2019, 2018, and 2017 tax seasons.

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
Territory Sales
The Company sold 44, 61, and 73 new territories during fiscal 2019, 2018 and 2017, respectively. New territories include territories sold to new franchisees and additional territories sold to existing franchisees.
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

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2019 and 2018

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
Concentrations of Credit Risk - Financial instruments that could potentially subject the Company to concentrations of credit risk consist of accounts and notes receivable with its franchisees. The Company manages such risk by evaluating the financial position and value of the franchisees as well as obtaining the personal guarantee of the individual franchisees. At April 30, 2019 and 2018, there were no significant concentrations of credit risk associated with any individual franchisee or group of franchisees.
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
Assets Held for Sale - The Company discontinued its use of assets held for sale in the third quarter of fiscal 2019 and all Company-owned offices are classified as held for use and depreciated and amortized as of the acquisition date. Prior to the discontinuation, assets held for sale consist of Company-owned offices that the Company intends to sell to a new or existing franchisee within one year. Assets held for sale are recorded at the lower of the carrying value or the estimated sales price, less costs to sell, and are evaluated for impairment at least annually. If in the opinion of management, the Company will not be able to sell such offices, within two years from their acquisition dates, the carrying amount is reclassified to held for use and a cumulative adjustment is recorded to depreciation and amortization expense.
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
Goodwill - Goodwill represents the excess of costs over fair value of assets of businesses acquired. The reporting unit for the acquisition of assets from various franchisees is considered to be the franchise territory, and these assets are operated as Company-owned offices. Goodwill is not amortized, but instead tested for impairment at least annually. Goodwill is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. The Company performed its annual impairment testing as of April 30, 2019.
Revenue Recognition - The Company earns revenue from the sales of franchises and granting of AD rights. Additionally, the Company earns revenue from royalties and advertising fees and other products and services. Typically, franchise rights are granted to franchisees for a term of five years with an option to renew at no additional cost. In exchange for franchise fees and royalties and advertising fees, the Company is obligated by its franchise agreements to provide training, an operations manual, site selection guidance, tax preparation software, operational assistance, tax and technical support, the ability to perform electronic filing, and marketing and advertising. Franchise fee revenue for the sales of individual territories is recognized as revenue on a straight-line basis over the initial contract term when the obligations of the Company to prepare the franchisee for operation are substantially complete, not to exceed the estimated amount of cash to be received.
AD rights have historically been granted for a term of ten years. The Company changed the term of new AD contracts to six years in fiscal 2015. AD fees are recognized as revenue on a straight-line basis over the initial contract term of each AD agreement with the cumulative amount of revenue recognized not to exceed the estimated amount of cash to be received. Amounts due to ADs for their services under an AD agreement are expensed as the related franchise fees and royalty revenues are recognized.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2019 and 2018

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
Deferred Revenue - Deferred revenue represents the expected amount of cash to be received for AD and franchise fees in excess of the revenue recognized to date.
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
Please see "Note 8 - Derivative Instruments and Hedging Activities" for a description of the cash flow hedge the Company entered into during fiscal 2019.
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
April 30, 2019 and 2018

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
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, the Company reclassified amounts in the consolidated statements of cash flows between the operating activity lines titled "Accounts payable and accrued expenses" and "Bank products receivable and other assets" for fiscal 2018. This reclassification had no impact on the total operating activities balance.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2019 and 2018

Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842) and subsequent amendments, which replace existing lease accounting guidance in GAAP and require lessees to recognize right-of-use assets and corresponding lease liabilities on the balance for all in-scope leases with a term of greater than 12 months and require disclosure of certain quantitative and qualitative information pertaining to an entity's leasing arrangements. The Company will adopt the requirements of the standard in the first quarter of fiscal 2020, using the optional effective transition method provided by accounting pronouncement, ASU No. 2018-11, "Leases (Topic 842): Targeted Improvements." ASU 2018-11 allows entities to initially apply ASU 2016-02 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, the Company's reporting for comparative periods presented in the year of adoption will continue to be in according with ASC 840, "Leases (Topic 840)." The Company expects to elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, permits the Company to carry forward the historical lease classification for leases that commenced before the effective date of the new standard. The Company expects to elect to not separate non-lease components from lease components for all classes of assets except for asset classes related to store leases and certain Information Technology equipment. The Company anticipates electing to adopt the practical expedient to not separate leases and non-lease components when the Company is a lessor. The Company anticipates not electing the hindsight practical expedient, which permits the use of hindsight when determining lease term and impairment of right-of-use assets. The Company has implemented lease accounting software to facilitate the calculations of the accounting entries and disclosures in accordance with the standard and is finalizing the impact of the standard on its accounting policies, processes, disclosures and internal control over financial reporting. The Company expects to record operating lease liabilities of $8.0 million to $9.0 million, based upon the present value of the remaining minimum rental payment using discount rates as of the effective date of the new standard. The Company expects to record corresponding right-of-use assets of $6.1 million to $7.1 million, based upon the operating lease liabilities adjusted for deferred rent, lease incentives and impairment for lease loss liabilities as of May 1, 2019. The Company expects the adoptions of this standard to have a material effect on its financial statements. The Company is substantially complete with its implementation and believes the most significant effects of this standard will relate to the recognition of additional new right-of-use assets and lease liabilities on its balance sheet.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230)", which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The update is intended to reduce the existing diversity in practice and became effective for the Company beginning with its first quarterly filing in fiscal year 2019. The Company adopted the update for all periods beginning on or after May 1, 2018.

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

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business", which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The ASU became effective for the Company beginning in the first quarter of fiscal year 2019. The Company adopted the update for all periods beginning on or after May 1, 2018, and it did not have a material impact on the Company's current accounting for business combinations.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This new standard eliminates Step 2 from the goodwill impairment test. Instead, an entity should compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2019 and 2018

which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The standard will be effective for the Company in the first quarter of fiscal year 2021. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this newly issued standard to its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenues from Contracts with Customers (Topic 606)", which amends the guidance in ASC 605, “Revenue Recognition.” The core principle of this new standard is to recognize revenue when control of the promised goods or services is transferred to customers in an amount that reflects the consideration expected to be received for those goods or services. ASC 606 also requires additional disclosures around the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The adoption of this new standard did not materially impact the Company’s recognition of revenues generated from the following:

•	Assisted tax preparation fees, net of discounts, which are recorded at the time the return is filed. The related discounts are recorded as reductions to revenues

•	Financial products, which are recorded at the time the return is filed. As a result of ASC 606, refund transfer products and refund-based loans revenues are now recorded net instead of gross.

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

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2019 and 2018

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

Impacts on the Consolidated Financial Statements

The following tables summarize the impacts of adopting ASC 606 on the Company’s consolidated financial statements as of fiscal 2019:

Consolidated Balance Sheet	As Reported	ASC 606 Adjustment	Balances Without Adoption of ASC 606
	(In thousands)
Notes receivable, current	$21,097	$1,416	$19,681
Allowance for doubtful accounts - current	(11,183)	703	(11,886)
Notes receivable, non-current	7,445	(157)	7,602
Intangible assets, net	19,161	(169)	19,330
Total assets	160,001	1,793	158,208
Deferred revenue, current	3,679	1,545	2,134
Deferred revenue and other, non-current	5,622	2,589	3,033
Deferred income tax liability	537	(1,369)	1,906
Total liabilities	56,287	2,765	53,522
Retained earnings	92,932	(972)	93,904
Total stockholders' equity	103,714	(972)	104,686
Total liabilities and stockholders’ equity	$160,001	$1,793	$158,208

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2019 and 2018

Consolidated Statement of Operations	As Reported	ASC 606 Adjustment	Balances Without Adoption of ASC 606
	(In thousands)
Franchise fees	$2,766	$1,496	$1,270
Area Developer fees	3,146	1,225	1,921
Financial products	33,478	(5,982)	39,460
Electronic filing fees	2,675	(15,441)	18,116
Other revenues	3,965	132	3,833
Total revenues	132,546	(18,570)	151,116
Selling, general, and administrative expenses	42,038	(21,424)	63,462
Total operating expenses	133,405	(21,424)	154,829
Loss from operations	(859)	2,855	(3,714)
Loss before income taxes	(3,995)	2,855	(6,850)
Income tax benefit	(1,839)	1,752	(3,591)
Net loss	$(2,156)	$1,103	$(3,259)

There have been no other significant changes in the Company's consolidated balance sheets or statements of operations and cash flows as a result of the adoption of ASC 606.
Contract Balances
The following table provides information about receivables and contract liabilities (deferred revenue) from contracts with customers:

	April 30, 2019	April 30, 2018
	(In thousands)
Notes receivable (a)	$28,542	$30,849
Deferred revenue (b)	8,654	5,667
(a) Notes receivable increased by $1.7 million as of May 1, 2018 due to the change in the Company's revenue recognition policy for initial franchise and AD fees upon adoption of ASC 606.

(b) Deferred revenue increased $6.9 million as of May 1, 2018 due to the cumulative effect of adopting ASC 606.

Significant changes in deferred franchise and AD fees are as follows:

Twelve Months Ended
April 30, 2019
(In thousands)
Deferred franchise and AD fees at beginning of period	$5,667
ASC 606 deferred franchise and AD fees adoption	6,940
Revenue recognized during the period	(5,912)
New deferrals of franchise and AD fees	1,959
Deferred franchise and AD fees at end of period	$8,654

Anticipated Future Recognition of Deferred Franchise and AD Fees

The following table reflects the estimated franchise and AD fees expected to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2019 and 2018

Estimate for Fiscal Year
(In thousands)
2020	$3,488
2021	2,568
2022	1,562
2023	750
2024	255
Thereafter	31
Total	$8,654

The Company has applied the optional exemption, as provided for under ASC 606, which allows the Company not to disclose the transaction price allocated to unsatisfied performance obligations when the transaction price is a sales-based royalty.
Segment Reporting
Management has identified two operating segments, U.S. operations and Canadian operations. Although there are two operating segments, each segment is engaged in providing tax return preparation and related services and products. These two operating segments, which have similar gross margin and sales trends, have been aggregated into a single reporting segment because both segments are similar in the nature of services offered, production process, type of customer, the distribution methods, and the regulatory environment in which they operate. Canadian operations contributed $7.9 million, $8.1 million, and $7.0 million in revenues for the years ended April 30, 2019, 2018, and 2017, respectively.

(2) Notes and Accounts Receivable
The Company provides select financing to franchisees and ADs for the purchase of franchises, areas and Company-owned offices, and operating loans for working capital and equipment needs. The franchise-related notes generally are payable over five years and the operating loans generally are due within one year. Most notes bear interest at 12%.
Notes and interest receivable, net of unrecognized revenue, as of April 30, 2019 and 2018 are presented in the consolidated balance sheets as follows:

	2019	2018
	(In thousands)
Notes receivable - current	$21,097	$24,295
Notes receivable - non-current	7,445	6,554
Interest receivable, net of uncollectible amounts	1,718	1,526
Total notes and interest receivable, net of unrecognized revenue	$30,260	$32,375
Most of the notes receivable are due from the Company's franchisees and ADs and are collateralized by the underlying franchise and, when the franchise or AD is an entity, are guaranteed by the owners of the respective entity. The debtors' ability to repay the notes is dependent upon both the performance of the tax preparation industry as a whole and the individual franchisees' or ADs' areas.
The table above does not include unrecognized revenue. Unrecognized revenue relates to the portion of franchise fees and AD fees that the Company has not yet recognized, in the case of sales of Company-owned offices, the financed portion of gains related to these sales in each case where revenue has not yet been recognized. For gains related to the sale of Company-owned offices, revenue is recorded as note payments are received by the Company. The Company evaluates the amount it anticipates to collect for AD and franchise fees on a periodic basis. In fiscal 2015 the Company changed the term of new AD contracts to six years from ten years and the revenue for these contracts will be recognized over that period. Unrecognized revenue was $6.6 million and $12.5 million at April 30, 2019 and 2018, respectively.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2019 and 2018

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
Activity in the allowance for doubtful accounts for the years ended April 30, 2019, 2018, and 2017 was as follows.

	2019	2018	2017
	(In thousands)
Balance at beginning of year	$12,487	$12,020	$8,850
Provision for doubtful accounts	8,738	12,396	10,378
Write-offs	(9,322)	(12,024)	(7,119)
Foreign currency adjustment	(87)	95	(89)
Balance at end of year	$11,816	$12,487	$12,020
Management considers specific accounts and notes receivable to be impaired if the net amounts due exceed the fair value of the underlying franchise at the time of the annual valuation and estimates an allowance for doubtful accounts based on that excess. In establishing the fair value of the underlying franchise, management considers a variety of factors including recent sales of Company-owned stores, recent sales between franchisees, net fees of open offices earned during the most recently completed tax season, and the number of unopened offices. While not specifically identifiable as of the balance sheet date, the Company's experience also indicates that a portion of other accounts and notes receivable are also impaired and therefore reserved, because management does not expect to collect all principal and interest due under the current contractual terms. Net amounts due include contractually obligated accounts and notes receivable plus accrued interest, net of unrecognized revenue, reduced by the allowance for uncollected interest, amounts due to ADs, related deferred revenue, and amounts owed to the franchisee by the Company.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2019 and 2018

The allowance for doubtful accounts at April 30, 2019 and 2018 was allocated as follows.

	2019	2018
	(In thousands)
Impaired:
Accounts receivable	$13,326	$13,891
Notes and interest receivable, net of unrecognized revenue	8,385	11,654
Less amounts due to ADs and franchisees	(1,616)	(1,907)
Amounts receivable less amounts due to ADs and franchisees	$20,095	$23,638

Allowance for doubtful accounts for impaired accounts and notes receivable	$9,004	$10,322

Non-impaired:
Accounts receivable	$33,685	$38,626
Notes and interest receivable, net of unrecognized revenue	21,875	20,721
Less amounts due to ADs and franchisees	(15,856)	(11,722)
Amounts receivable less amounts due to ADs and franchisees	$39,704	$47,625

Allowance for doubtful accounts for non-impaired accounts and notes receivable	$2,812	$2,165

Total:
Accounts receivable	$47,011	$52,517
Notes and interest receivable, net of unrecognized revenue	30,260	32,375
Less amounts due to ADs and franchisees	(17,472)	(13,629)
Amounts receivable less amounts due to ADs and franchisees	$59,799	$71,263

Total allowance for doubtful accounts	$11,816	$12,487
The Company's average investment in impaired notes receivable during the fiscal years ended April 30, 2019, 2018, and 2017 was $10.0 million, $13.2 million, and $11.3 million, respectively. Interest income recognized related to performing impaired notes was $0.5 million, $5.7 million, and $1.2 million for the fiscal years ended April 30, 2019, 2018, and 2017, respectively.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2019 and 2018

Analysis of Past Due Receivables
The breakdown of accounts and notes receivable past due at April 30, 2019 and 2018 was as follows.

	2019
	Past due	Current	Interest receivable, net	Total receivables
	(In thousands)
Accounts receivable	$20,787	$26,224	$—	$47,011
Notes and interest receivable, net	15,561	12,981	1,718	30,260
Total accounts, notes, and interest receivable, net	$36,348	$39,205	$1,718	$77,271

	2018
	Past due	Current	Interest receivable, net	Total receivables
	(In thousands)
Accounts receivable	$24,477	$28,040	$—	$52,517
Notes and interest receivable, net	13,647	17,202	1,526	32,375
Total accounts, notes, and interest receivable, net	$38,124	$45,242	$1,526	$84,892
Accounts receivable are considered to be past due if unpaid 30 days after billing and notes receivable are considered past due if unpaid 90 days after due date. If it is determined the likelihood of collecting substantially all of the note and accrued interest is not probable the notes are put on non-accrual status. The Company's investment in notes receivable on nonaccrual status at April 30, 2019 and 2018 was $15.6 million and $13.6 million, respectively. Payments received on notes in nonaccrual status are applied to the principal note balance until the note is current and then to interest income. Nonaccrual notes that are paid current are moved back into accrual status during the next annual review.

(3) Restructuring Expense
In fiscal 2018, the Company began restructuring initiatives involving a review of Company-owned stores and service providers to improve the Company's overall long-term profitability. The Company incurred approximately $9.3 million and $5.0 million of expenses for the fiscal years ended April 30, 2019 and 2018 related to these initiatives. The expenses incurred are presented in the restructuring expense line item in the accompanying consolidated statements of income. The restructuring initiatives were completed in October 2018. The composition of the restructuring expenses incurred for the fiscal years ended April 30, 2019 and 2018 were as follows:

	2019
Expense	Cash	Accrued Expenses	Non-cash	Total Expense
	(In thousands)
Contract termination costs - maintenance	$37	$—	$—	$37
Property and intangible impairments and exit costs	2,282	1,467	5,559	9,308
Total	$2,319	$1,467	$5,559	$9,345

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2019 and 2018

	2018
Expense	Cash	Accrued Expenses	Non-cash	Total Expense
	(In thousands)
Contract termination costs - maintenance	$715	$1,359	$—	$2,074
Contract termination costs - impairment	—	—	549	549
Property and intangible impairments and exit costs	254	—	1,866	2,120
Employee termination costs	209	—	—	209
Total	$1,178	$1,359	$2,415	$4,952

The property and intangible impairments and exit costs, which were primarily recorded in assets held for sale, were comprised of expenses related to lease obligations and non-cash charges associated with intangible write-downs. The accrued restructuring expenses of $1.5 million for fiscal year 2019 are included in "Accounts payable and accrued expenses" in the accompanying consolidated balance sheets. The accrued restructuring expenses of $1.4 million for fiscal year 2018 were related to maintenance contract termination costs of which $0.7 million was included in "Accounts payable and accrued expenses" and $0.7 million was included in "Deferred revenue and other - non-current" lines in the accompanying consolidated balance sheets.

A summary of the activity in accrued expenses related to restructuring initiatives for the fiscal years ended April 30, 2019 and 2018 is as follows:

	2019
	Contract termination costs	Property and intangible impairments and exit costs	Total accrued expenses
	(In thousands)
Balance at beginning of period	$1,359	$—	$1,359
Additions accrued against the liability	—	3,749	3,749
Cash payments	(669)	(2,282)	(2,951)
Balance at end of period	$690	1,467	$2,157

	2018
	Contract termination costs	Property and intangible impairments and exit costs	Total accrued expenses
	(In thousands)
Balance at beginning of period	$—	$—	$—
Additions accrued against the liability	2,074	—	2,074
Cash payments	(715)	—	(715)
Balance at end of period	$1,359	—	$1,359

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2019 and 2018

(4) Property, Equipment, and Software, Net
Property, equipment, and software at April 30, 2019 and 2018 was as follows:

	2019	2018
	(In thousands)
Land and land improvements	$1,413	$1,464
Buildings and building improvements	8,206	8,142
Leasehold improvements	120	124
Furniture, fixtures, and equipment	5,656	6,171
Software	56,554	54,274
Capital lease asset	45	—
Property, equipment, and software, gross	71,994	70,175
Less accumulated depreciation and amortization	39,318	31,539
Property, equipment, and software, net	$32,676	$38,636

The software included above includes both internally developed software and purchased software. Included in software are $0.1 million and $0.1 million of assets that had not been placed into service at April 30, 2019 and 2018, respectively.
Total depreciation and amortization expense on property, equipment, and software was $8.4 million, $5.6 million, and $4.2 million for the years ended April 30, 2019, 2018, and 2017, respectively.
The Company is obligated under various operating leases for office space that expire at various dates. At April 30, 2019, future minimum lease payments under non-cancelable operating leases with initial or remaining lease terms in excess of one year, together with amounts due from franchisees under subleases, were as follows:

	Lease payments	Sublease receipts
	(In thousands)
Year ending April 30:
2020	$5,164	$1,593
2021	2,387	673
2022	1,166	320
2023	352	180
2024	32	24
Thereafter	51	77
Total minimum lease payments	$9,152	$2,867
Total rent expense for operating leases, net of subleases, was $3.9 million, $8.4 million, and $7.7 million for the years ended April 30, 2019, 2018, and 2017, respectively.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2019 and 2018

(5) Goodwill and Intangible Assets
Changes in the carrying amount of goodwill for the years ended April 30, 2019 and 2018 were as follows:

	2019	2018
	(In thousands)
Balance at beginning of year	$8,640	$8,576
Acquisitions of assets from franchisees and third parties	370	1,846
Disposals and foreign currency changes, net	(5,042)	(641)
Impairments	(353)	(109)
Purchase price reallocation	—	(1,032)
Transfers	2,951	—
Balance at end of year	$6,566	$8,640
The Company performed its annual impairment review of goodwill and recorded impairment of $0.4 million and $0.1 million for the years ended April 30, 2019 and 2018, respectively.
The impairment recorded above was determined using the fair value of the underlying franchise, and where appropriate a discounted cash flow model, and is included in the depreciation, amortization and impairment charges in the accompanying consolidated statements of income.
Components of amortizable intangible assets as of April 30, 2019 and 2018 were as follows:

	April 30, 2019
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Customer lists acquired from unrelated third parties	5 years	$1,027	$(1,027)	$—
Tradenames	3 years	108	(52)	56
Assets acquired from franchisees:
Customer lists	4 years	2,015	(1,288)	727
Reacquired rights	2 years	1,660	(1,380)	280
AD rights	9 years	32,271	(14,173)	18,098
Total intangible assets		$37,081	$(17,920)	$19,161

	April 30, 2018
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Customer lists acquired from unrelated third parties	5 years	$3,187	$(1,555)	$1,632
Tradenames	3 years	431	(172)	259
Non-compete agreements	2 years	241	(145)	96
Assets acquired from franchisees:
Customer lists	4 years	1,842	(1,427)	415
Reacquired rights	2 years	1,436	(1,393)	43
AD rights	9 years	30,907	(10,515)	20,392
Total intangible assets		$38,044	$(15,207)	$22,837
For the years ended April 30, 2019 and 2018 the Company recorded intangible assets of $0.6 million, and $0.3 million, respectively, from acquisitions of various franchises and third parties. During fiscal 2019, assets acquired from franchisees and third parties were recorded as intangible assets. During fiscal 2018, the majority of assets acquired in the U.S. were recorded as

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2019 and 2018

assets held for sale, while assets acquired in Canada were recorded as intangible assets. All franchise acquisitions were accounted for as business combinations.
The purchase price of assets acquired from franchisees and third parties and recorded as customer lists, reacquired rights, and goodwill and held for use during fiscal 2019 and 2018, was allocated as follows.

	2019	2018
	(In thousands)
Customer lists	$143	$65
Reacquired rights	119	52
Goodwill	370	119
Purchase price of assets acquired from franchisees	$632	$236
During the years ended April 30, 2019 and 2018, an impairment analysis was performed for amortizable intangible assets. Write-downs of assets acquired from franchisees relate to Company-owned offices that were subsequently closed and impairment of the fair value of existing assets of Company-owned offices. As a result, the carrying values of assets acquired from franchisees were reduced by $0.4 million, $0.1 million and $0.1 million for the fiscal years ended April 30, 2019, 2018, and 2017, respectively. These amounts were included in depreciation, amortization and impairment charges, in the accompanying consolidated statements of income. The Company estimated the fair value of assets associated with Company-owned offices based on various models.
For the years ended April 30, 2019, 2018, and 2017, amortization expense was $5.2 million, $5.7 million, and $4.1 million, respectively. Annual amortization expense for the next five years is estimated to be as follows:

Year ending April 30:	(In thousands)
2020	$3,698
2021	3,352
2022	3,070
2023	2,658
2024	2,170
Thereafter	4,213
Total estimated amortization expense	$19,161

During fiscal 2019, the Company sold the assets of six unrelated offices of smaller regional or local accounting firms for $3.5 million of which $1.4 million is contingent and recorded a loss on sale of $1.3 million. These offices performed year-round accounting services. The following table summarizes the assets that were sold as of April 30, 2019.

April 30, 2019
(In thousands)
Accounts receivable	$(139)
Property, equipment and software, net	154
Customer lists	1,201
Tradenames	169
Non-compete agreements	21
Goodwill	3,461
Total asset value	$4,867

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2019 and 2018

(6) Assets Held for Sale
In the third quarter of fiscal 2019, the Company reclassified all assets associated with its U.S. Company-owned offices from assets held for sale to reacquired rights, customer lists, and goodwill. Amortization expense was recorded on a cumulative basis for reacquired rights and customer lists. Prior to the third quarter of fiscal 2019, assets acquired from U.S. franchisees were classified as assets held for sale. During fiscal 2019, the Company acquired $0.9 million in assets from U.S. franchisees and third parties that were first accounted for as business combinations, comprised of customer lists and reacquired rights of $0.5 million and goodwill of $0.4 million which are recorded as assets held for sale. During fiscal 2018, the Company acquired $7.1 million in assets from U.S. franchisees and third parties that were first accounted for as business combinations, with the value allocated to customer lists and reacquired rights of $3.6 million and goodwill of $3.5 million prior to being recorded as assets held for sale. The acquired businesses are operated as Company-owned offices until a buyer is located and a new franchise agreement is entered into. During fiscal 2019, the Company sold, terminated, or impaired $4.9 million in assets from U.S. franchisees, of which $3.7 million was included in the Company's restructuring initiative.
Changes in the carrying amounts of assets held for sale for the fiscal years ended April 30, 2019 and 2018 were as follows:

	2019	2018
	(In thousands)
Balance at beginning of year	$8,941	$11,989
Reacquired and acquired from third parties	945	7,102
Sold or terminated, and impairments	(4,886)	(6,640)
Reclassification to reacquired rights, customer lists, and goodwill	(5,000)	(3,510)
Balance at end of year	$—	$8,941
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

(7) Long-Term Obligations
The Company's previous credit agreement that expired on April 30, 2019, consisted of a term loan with original principal of $21.2 million and a revolving credit facility that allowed borrowing of up to $170.0 million with an accordion feature that permitted the Company to request an increase in availability of up to an additional $50.0 million. Outstanding borrowings accrued interest, which was paid monthly, at a rate of the one-month London Interbank Offered Rate ("LIBOR") plus a margin ranging from 1.50% to 2.25% depending on the Company's leverage ratio. At April 30, 2019 and 2018, the interest rate was 4.25% and 3.64%, respectively, and the average interest rate paid during the fiscal year ended April 30, 2019 was 3.97%. A commitment fee was paid monthly that varied from 0.25% to 0.50% depending on the Company's leverage ratio on the unused portion of the credit facility. The indebtedness was collateralized by substantially all the assets of the Company and both loans matured on April 30, 2019. (except as to the commitments of one smaller lender under the revolving credit facility, which matured on September 30, 2017).
The credit facility contained certain financial covenants that the Company was required to meet, including leverage and fixed-charge coverage ratios as well as minimum net worth requirements. In addition, the Company was required to reduce the outstanding balance under its revolving loan to zero for a period of at least 45 consecutive days each fiscal year. At April 30, 2019 and 2018, the Company had no outstanding borrowings under its revolving credit facility.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2019 and 2018

Debt at April 30, 2019 and 2018 was as follows:

	2019	2018
	(In thousands)
Term loan payable in quarterly principal installments of 3.13% of the original amount borrowed for the year ended April 30, 2019, respectively; on April 30, 2019 a balloon payment of $11,958 was payable. The Company received a waiver to allow payment of the balance on May 1, 2019.	$11,958	$14,855
Mortgage note payable to a bank in monthly installments ranging from $10 to $14 including interest at LIBOR plus 1.85%, which was 4.34% at April 30, 2019, through December 1, 2026; at that time a balloon payment of $779 is payable; subject to a prepayment penalty; collateralized by land and building.	1,912	2,038
Amounts due to former ADs, franchisees and third parties at zero percent interest; due May 2019 through May 2022.	1,133	3,490
Other	45	—
Total long-term obligations	15,048	20,383
Less current installments	13,108	18,113
Total long-term obligations, excluding current installments, net	$1,940	$2,270
On May 16, 2019, the Company entered into a new Credit Agreement (the "Credit Agreement") that provides for a $135.0 million senior revolving credit facility (the "Revolving Credit Facility"), with a $10.0 million sub-facility for the issuance of letters of credit, and a $20.0 million swingline loan sub-facility. The Company’s obligations under the Credit Agreement are guaranteed by each of the Company’s direct and indirect domestic wholly-owned subsidiaries. None of the Company’s direct or indirect foreign subsidiaries has guaranteed the Revolving Credit Facility. The Company’s obligations under the Credit Agreement are secured by substantially all of the assets (other than existing real property) of Liberty Tax and each guarantor (including all or a portion of the equity interests in certain of the Company’s domestic and foreign subsidiaries). The Credit Agreement replaces the Company’s prior credit facility.
The Revolving Credit Facility will mature on May 31, 2020. Borrowings under the Revolving Credit Facility will, at the option of the Company, bear interest at either (i) a rate per annum based on LIBOR for an interest period of one, two, three or six months, plus an applicable interest rate margin determined as provided in the Credit Agreement (a “LIBOR Loan”), or (ii) an alternative base rate plus an applicable interest rate margin, each as determined as provided in the Credit Agreement (an “ABR Loan”). The applicable interest rate margin varies from 3.0% per annum to 4.0% per annum for LIBOR Loans, and from 2.0% per annum to 3.0% per annum for ABR Loans, in each case depending on the Company’s consolidated leverage ratio, and is determined in accordance with a pricing grid set forth in the Credit Agreement (the “Pricing Grid”). Interest on LIBOR Loans is payable in arrears at the end of each applicable interest period, and interest on ABR Loans is payable in arrears at the end of each calendar quarter. There are no prepayment penalties in the event the Company elects to prepay and terminate the Revolving Credit Facility prior to its scheduled maturity date, subject to LIBOR breakage and redeployment costs in certain limited circumstances. The Company agrees in the Credit Agreement to pay a fee on the average daily unused amount of the Revolving Credit Facility during the term thereof. Such unused fee is payable in arrears at the end of each calendar quarter and accrues at a rate which varies from 0.25% to 0.5% depending on the Company’s consolidated leverage ratio, as determined in accordance with the Pricing Grid. The Company also agrees to pay (x) a fee for each outstanding letter of credit at a rate per annum equal to the applicable interest rate margin for LIBOR Loans, as determined in accordance with the Pricing Grid, multiplied by the average daily amount available to be drawn under such letter of credit, and (y) to the letter-of-credit issuer, a fronting fee which shall accrue at a rate of 0.125% per annum on the average daily amount of the outstanding aggregate letter-of-credit obligations under the Credit Agreement.
The Credit Agreement includes customary affirmative, negative, and financial covenants binding on the Company, including delivery of financial statements and other reports and maintenance of existence. The financial covenants set forth in the Credit Agreement include a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio, each of which will be tested at the end of each fiscal quarter of the Company, and a minimum consolidated net worth ratio tested at the end of each fiscal year of the Company. The Credit Agreement provides that, for a period of 30 consecutive days after May 16, 2019, our outstanding obligations under the Credit Agreement will not exceed $12.5 million. Additionally, from April 30, 2020 until the maturity date, our outstanding obligations due will be $0. In addition, the Credit Agreement includes customary events of default. The Company was in compliance with all covenants of the Credit Agreement as of April 30, 2019 if the Credit Agreement had been in effect at such time.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2019 and 2018

On May 16, 2019, the Company also entered into a Subordinated Note (the “Subordinated Note”) payable to Vintage Capital Management LLC (“Vintage”). The aggregate principal amount of all loans to be made by Vintage under the Subordinated Note shall not exceed $10.0 million. Any indebtedness owed to Vintage under the Subordinated Note is subordinate to and subject in right and time of payment to the Revolving Credit Facility. The Company has not made any borrowings under the Subordinated Note at this time. The Subordinated Note will mature on August 31, 2020. Interest will accrue on the unpaid principal amount of the Subordinated Note outstanding from time to time at a rate per annum based on LIBOR for an interest period of one month, plus 4.0%. The Company also agrees in the Subordinated Note to pay Vintage a commitment fee, at a rate per annum equal to 0.50%, on the average daily amount in each month by which the stated amount of the Subordinated Note exceeds the aggregate amount of loans made thereunder and not repaid. Such accrued interest and commitment fee are payable in kind (rather than in cash or other consideration), quarterly in arrears, by being added to the outstanding principal balance of the Subordinated Note, with such amounts bearing interest thereafter in the same manner as the unpaid principal amount of the Subordinated Note.
Aggregate maturities of long-term debt at April 30, 2019 were as follows:

Year ending April 30:	(In thousands)
2020	$13,108
2021	194
2022	199
2023	189
2024	151
Thereafter	1,207
Total long-term debt	$15,048

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
Interest rate swap agreements. In December 2016, in connection with obtaining a mortgage payable to a bank, the Company entered into an interest rate swap agreement, with a notional amount of $2.2 million, equal to the mortgage amount, which allows it to manage fluctuations in cash flow resulting from changes in the interest rate on the mortgage. This swap effectively changes the variable-rate of the Company's mortgage into a fixed rate of 4.12%.The Company has designated this

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2019 and 2018

swap agreement as a cash flow hedge. At April 30, 2019, the fair value of the interest rate swap is less than $0.1 million and is included in "Accounts payable and accrued expenses" on the accompanying consolidated balance sheets. The interest rate swap expires in December 2026.
Forward contracts related to foreign currency exchange rates. In connection with short-term advances made to its Canadian subsidiary related to personal income tax refund discounting, the Company entered into forward contracts to eliminate the exposure related to foreign currency fluctuations. Under the terms of the forward currency contracts, the exchange rate for repayments is fixed at the time advance is made and the advances are repaid prior to April 30 of each year. These forward contracts are designated as cash flow hedges. At April 30, 2019 and 2018, there were no remaining forward contracts outstanding. During the years ended April 30, 2019, 2018, and 2017, these foreign currency hedges were effective and, therefore, no amounts were recognized in the consolidated statements of income.
At April 30, 2019, there were no deferred gains related to forward contracts for foreign currency exchange rates accumulated in other comprehensive income.

(9) Stockholders' Equity
In July 2018, the holder of the Company's Class B common stock entered into a stock purchase agreement to sell all of his outstanding shares of the Company's Class A common stock and Class B common stock owned directly and indirectly by him. In connection with the sale, the shares of the Company’s Class B common stock converted into shares of the Company’s Class A common stock on a one-for-one basis and for no additional consideration. As of April 30, 2019, no shares of the Company’s Class B common stock remained outstanding. In addition, the sole holder of the Company’s exchangeable shares elected to exchange all of the exchangeable shares held by it for shares of the Company’s Class A common stock on a one-for-one basis and for no additional consideration. In connection with such exchange, the Company redeemed all ten of its outstanding shares of special voting preferred stock for a price of $1.00 per share. In December 2018, the Company's stockholders approved the Company’s Second Amended and Restated Certificate of Incorporation, which among other things, eliminated the Company's dual class structure. The Company currently has only one class of common stock outstanding. As of April 30, 2019, no shares of the Company’s exchangeable shares or special voting preferred stock remained outstanding or authorized to issue.

Preferred Stock
The Company has 3,000,000 shares of authorized preferred stock with a par value of $0.01, of which none were issued and outstanding at April 30, 2019 and 2018. The Company no longer has any shares of special voting preferred stock authorized, issued and outstanding at April 30, 2019.
Common Stock
The Company is authorized to issue 22,000,000 shares of common stock, par value $0.01 per share. Common stock holders are entitled to one vote for each share of common stock owned.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss at April 30, 2019 and 2018 are as follows.

	2019	2018
	(In thousands)
Foreign currency adjustment	$(1,908)	$(1,381)
Interest rate swap agreements, net of tax	(2)	34
Total accumulated other comprehensive loss	$(1,910)	$(1,347)
Net Income (loss) per Share
Prior to fiscal 2019, due to the Company having Class A and Class B common stock, net income (loss) per share was computed using the two-class method. Basic net income (loss) per share is computed by allocating undistributed earnings to common shares and participating securities (Class A preferred stock and exchangeable shares) and using the weighted-average

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2019 and 2018

number of common shares outstanding during the period. Undistributed losses are not allocated to participating securities because they do not meet the required criteria for such allocation.
Diluted net income (loss) per share is computed using the weighted-average number of common shares and, if dilutive, the potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and vesting of restricted stock units. The dilutive effect of outstanding stock options and restricted stock units is reflected in dilutive earnings per share by application of the treasury stock method. Additionally, the computation of diluted net income (loss) per share of Class A common stock assumes the conversion of Class B common stock and exchangeable shares, if dilutive, while the diluted net income per share of Class B common stock does not assume conversion of those shares.
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
The computation of basic and diluted net income per share for the years ended April 30, 2019, 2018, and 2017 is as follows.

2019
Common stock
(In thousands, except for share and per share amounts)
Basic net loss per share:
Numerator:
Allocation of undistributed loss	$(2,156)
Net loss attributable to common stockholders	$(2,156)
Denominator:
Weighted-average common shares outstanding	13,800,884
Basic and diluted net loss per share	$(0.16)

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2019 and 2018

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
April 30, 2019 and 2018

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
Diluted net income per share excludes the impact of shares of potential common stock from the exercise of options and vesting of restricted stock units to purchase 524,649, 1,213,252 and 1,320,162 shares for the years ended April 30, 2019, 2018, and 2017, respectively, because the effect would be anti-dilutive.

(10) Stock Compensation Plan
Stock Options
In August 2011, the Board of Directors approved the JTH Holding, Inc. 2011 Equity and Cash Incentive Plan. Employees and outside directors are eligible to receive awards and a total of 2,500,000 shares of Class A common stock were authorized for grant under the plan. At April 30, 2019, 1,442,641 shares of Class A common stock remained available for grant.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2019 and 2018

The following table summarizes the information for options granted in the years ended April 30, 2019, 2018, and 2017.

	2019	2018	2017
Weighted-average fair value of options granted	$2.18	$3.16	$2.45
Dividend yield	5.3% - 7.2%	4.5% - 5.9%	5.0% - 6.1%
Expected volatility	38.3% - 44.7%	36.8% - 51.3%	32.8% - 35.4%
Expected terms	5 - 6 years	5 - 6 years	5 - 6 years
Risk-free interest rates	2.7% - 2.8%	1.9% - 2.1%	1.2% - 2.1%
Stock option activity during the years ended April 30, 2019, 2018, and 2017 was as follows:

	Number of options	Weighted average exercise price
Outstanding at April 30, 2016	1,264,562	$19.77
Granted	512,119	12.61
Forfeited or expired	(389,350)	16.59
Outstanding at April 30, 2017	1,387,331	18.02
Granted	272,502	13.25
Exercised	(9,000)	10.51
Forfeited or expired	(1,178,330)	17.22
Outstanding at April 30, 2018	472,503	17.41
Granted	704,514	10.20
Exercised	(14,069)	10.90
Forfeited or expired	(366,704)	17.99
Outstanding at April 30, 2019	796,244	$10.88
Intrinsic value is defined as the fair value of the stock less the cost to exercise. The total intrinsic value of options exercised in fiscal 2019 and 2018 was less than $0.1 million. The total intrinsic value of options exercised was $0.0 million during the year ended April 30, 2017. The total intrinsic value of stock options outstanding at April 30, 2019 was less than $0.1 million. Stock options vest from the date of grant to five years after the date of grant and expire from four to seven years after the vesting date.
Nonvested stock options (options that had not vested in the period reported) activity during the years ended April 30, 2019, 2018, and 2017 was as follows:

	Nonvested options	Weighted average exercise price
Outstanding at April 30, 2016	389,053	$24.76
Granted	512,119	12.61
Vested	(223,054)	23.88
Outstanding at April 30, 2017	678,118	15.88
Granted	272,502	13.25
Vested	(563,118)	14.61
Forfeited	(120,069)	20.73
Outstanding at April 30, 2018	267,433	14.27
Granted	704,514	10.20
Vested	(92,207)	9.49
Forfeited	(225,226)	14.22
Outstanding at April 30, 2019	654,514	$10.35

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2019 and 2018

At April 30, 2019, unrecognized compensation cost related to non-vested stock options was $0.8 million. These costs are expected to be expensed through fiscal 2022.
The following table summarizes information about stock options outstanding and exercisable at April 30, 2019.

	Options outstanding			Options exercisable
Range of Exercise Prices	Number of options outstanding	Weighted average exercise price	Weighted average remaining contractual life (in years)	Number of options exercisable	Weighted average exercise price
0.00 - 10.89	572,569	$9.78	5.9	50,000	$8.30
10.90 - 16.38	196,345	12.00	4.1	64,400	11.96
16.39 - 26.17	18,858	22.57	1.3	18,858	22.57
26.18 - 33.38	8,472	33.38	0.4	8,472	33.38
	796,244	$10.88		141,730	$13.36
Restricted Stock Units
The Company has awarded restricted stock units to its non-employee directors and certain employees. Restricted stock units are valued at the closing stock price the day preceding the grant date. Compensation costs associated with these restricted shares are amortized on a straight-line basis over the vesting period and recognized as an increase in additional paid-in capital. At April 30, 2019, unrecognized compensation cost related to restricted stock units was $1.1 million. These costs are expected to be recognized through fiscal 2022.
Restricted stock activity during the years ended April 30, 2019, 2018 and 2017 was as follows.

	Number of RSUs	Weighted Average Fair Value at Grant Date
Balance at April 30, 2016	42,792	$26.10
Granted	165,454	12.62
Vested	(17,118)	24.58
Forfeited	(14,732)	25.94
Balance at April 30, 2017	176,396	13.61
Granted	192,560	12.21
Vested	(187,364)	13.04
Forfeited	(54,562)	13.34
Balance at April 30, 2018	127,030	12.48
Granted	147,991	10.40
Vested	(28,029)	13.47
Forfeited	(78,200)	12.31
Balance at April 30, 2019	168,792	$10.56

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2019 and 2018

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

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2019 and 2018

The following tables present, for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis at April 30, 2019 and 2018.

		April 30, 2019 Fair value measurements using
	Total	Level 1	Level 2	Level 3
	(In thousands)
Recurring assets:
Cash equivalents	$15,772	$15,772	$—	$—
Total recurring assets	15,772	15,772	—	—
Nonrecurring assets:
Impaired accounts and notes receivable, net of unrecognized revenue	12,707	—	—	12,707
Contingent consideration for sale of accounting offices	1,120	—	—	1,120
Impaired goodwill	178	—	—	178
Impaired fixed assets	39	—	—	39
Total nonrecurring assets	14,044	—	—	14,044
Total recurring and nonrecurring assets	$29,816	$15,772	$—	$14,044

Recurring liabilities
Contingent consideration included in obligations due former ADs, franchisees and others	$816	$—	$—	$816
Interest rate swap agreement	3	—	3	—
Total recurring liabilities	$819	$—	$3	$816

		April 30, 2018 Fair value measurements using
	Total	Level 1	Level 2	Level 3
	(In thousands)
Recurring assets:
Cash equivalents	$12,056	$12,056	$—	$—
Interest rate swap agreement	57	—	57	—
Total recurring assets	12,113	12,056	57	—
Nonrecurring assets:
Impaired accounts and notes receivable, net of unrecognized revenue	15,223	—	—	15,223
Impaired goodwill	109	—	—	109
Impaired customer lists	4	—	—	4
Assets held for sale	8,941	—	—	8,941
Total nonrecurring assets	24,277	—	—	24,277
Total recurring and nonrecurring assets	$36,390	$12,056	$57	$24,277

Recurring liabilities
Contingent consideration included in obligations due former ADs, franchisees and others	$1,545	$—	$—	$1,545
Total recurring liabilities	$1,545	$—	$—	$1,545

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2019 and 2018

The Company's policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1 or 2 recurring fair value measurements for the years ended April 30, 2019 and 2018.
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

(12) Employee 401(k) Plan
The Company sponsors a defined-contribution 401(k) profit sharing plan. Under the plan, employees who are 18 years of age and have completed 90 days of service are eligible to make voluntary contributions to the plan. The Company matches 50% of each employee's contribution up to 3% of the employee's salary. Total compensation expense related to these contributions was $0.5 million for each of the three years ended April 30, 2019, 2018, and 2017.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2019 and 2018

(13) Income Taxes
The Tax Act was enacted in the U.S. on December 22, 2017. The Tax Act reduced the U.S. federal corporate income tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign-sourced earnings. Under the applicable accounting guidance, the Company accounted for the effects of the changes in the U.S. tax law in the period in which they were enacted, which was the third quarter of fiscal 2018. Due to the complexities associated with understanding and applying various aspects of the new law, the SEC issued guidance in SAB 118 allowing a measurement period of no more than one year from the date of enactment of the new law to complete all adjustments to amounts recorded on a provisional basis.

SAB 118 measurement period

The Company applied the guidance in SAB 118 when accounting for the enactment-date effects of the Tax Act throughout 2018. As of January 31, 2018, the Company recorded provision amounts for all the enactment-date income tax effects of the Tax Act under ASC 740, Income Taxes, for the remeasurement of deferred tax assets and liabilities and a one-time transition tax. As of January 31, 2019, the Company completed its accounting for all of the enactment-date income tax effects of the Tax Act. As further discussed below, during 2018 and the first month of 2019, the Company recognized adjustments to the provisional amounts initially recorded at January 31, 2018 and included these adjustments as a component of income tax expense from continuing operations.

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

Deferred tax assets and liabilities

As January 31, 2018, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future (which was generally 21%), by recording a provisional income tax benefit of $1.6 million. Upon further analysis of certain aspects of the Tax Act and refinement of its calculations during the 12 months ended April 30, 2019, the Company adjusted its provisional amount by increasing the income tax benefit by $1.2 million, which is included as a component of income tax expense from continuing operations.

Global intangible low-taxed income (GILTI)

The Tax Act subjects a U.S. shareholder to tax on GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. After further consideration in the current year, the Company elected to account for GILTI in the year the tax is incurred as a period cost.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2019 and 2018

Components of income tax expense for the fiscal years ended April 30, 2019, 2018, and 2017 were as follows:

	2019	2018	2017
	(In thousands)
Current:
Federal	$(2,400)	$4,895	$6,125
State	(648)	1,097	1,160
Foreign	623	723	293
Current Tax expense	(2,425)	6,715	7,578
Deferred:
Federal	545	(2,125)	315
State	(29)	(69)	(183)
Foreign	70	(175)	44
Deferred tax expense (benefit)	586	(2,369)	176

Total income tax expense (benefit)	(1,839)	4,346	7,754

For the years ended April 30, 2019, 2018, and 2017, income before taxes consisted of the following:

	2019	2018	2017
	(In thousands)
U.S. operations	$(6,229)	$3,176	$19,558
Foreign operations	2,234	1,305	1,209
Income (loss) before income taxes	$(3,995)	$4,481	$20,767

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 21% to pre-tax income from continuing operations as a result of the following for years ended April 30, 2019, 2018 and 2017 are as follows:

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2019 and 2018

	2019	2018	2017
	(In thousands)
Computed "expected" income tax expense (benefit)	$(839)	$1,362	$7,269
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	(677)	66	634
Nondeductible expenses	280	367	211
Tax credits	—	—	(140)
Domestic production deduction	—	(133)	(158)
Stock compensation expense	69	2,060	58
Foreign tax rate differential	128	(50)	(86)
Rate change	—	—	(64)
Remeasurement of deferreds	(1,189)	(695)	—
Transition tax	185	1,223	—
FIN48 (uncertain tax position)	—	153	—
FY18 other return to provisions	85	—	—
Other	119	(7)	30
Total income tax expense (benefit)	$(1,839)	$4,346	$7,754

The tax effect of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant portions of deferred tax assets and liabilities as of April 30, 2019 and 2018 are as follows:

	2019	2018
	(In thousands)
Deferred tax assets:
Unexercised nonqualified stock options	$237	$259
Goodwill, intangible assets, and assets held for sale	4,695	3,773
Allowance for doubtful accounts	3,488	4,149
Deferred revenue	2,184	4,493
Accounts payable and accrued expense	602	968
Net operating loss	317	203
Property, equipment and software (Canada)	118	133
Unvested restricted stock units	201	167
Unrealized gain/loss	148	173
Total deferred tax assets (before valuation allowance)	11,990	14,318
Valuation allowance	(14)	—
Total deferred tax assets (after valuation allowance)	11,976	14,318
Deferred tax liabilities
Property, equipment and software (U.S.)	(7,708)	(9,128)
Deferred contingencies	—	(99)
Other current assets	(529)	(350)
Section 481 (a) adjustment - change in accounting method	(2,696)	(5,663)
Intangible assets	(1,265)	(132)
Total deferred tax liabilities	(12,198)	(15,372)
Net deferred tax liability	$(222)	$(1,054)

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2019 and 2018

In assessing the realizability of the gross deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the benefits of these deductible differences will be realized except for certain state net operating losses.

The Company adopted the accounting and disclosure requirements for uncertain tax positions, which require a two-step approach to evaluate tax positions. This approach involves recognizing any tax positions that are more likely than not to occur and then measuring those positions to determine the amounts to be recognized in the financial statements. The Company determined no reserves for uncertain tax positions were required as of April 30, 2019 or 2018 for the U.S. However, the Company maintained its position of $0.2 million related to its Canadian entity’s treatment of franchise losses.

A reconciliation of the beginning and ending balance of the gross liability for uncertain tax positions for the fiscal years ended April 30, 2019, 2018 and 2017, is as follows:

	2019	2018	2017
	(In thousands)
Liability for uncertain tax positions, beginning of year	$153	$—	$—
Addition: related to Canadian tax positions for fiscal 2015 through fiscal 2017	—	153	—
Liability for uncertain tax positions, end of year	$153	$153	$—

The Company and its subsidiaries file a U.S. federal consolidated income tax return, as well as returns in several U.S. states and Canada. As of April 30, 2019, the Company's earliest open tax year for U.S. federal income tax purposes was its fiscal year ended April 30, 2016.

(14) Related Party Transactions
The Company considers directors and their affiliated companies as well as executive officers and their immediate family to be related parties. For the years ended April 30, 2019, 2018, and 2017, the Company repurchased common stock from related parties as follows.

	2019	2018	2017
	(In thousands)
Common stock:
Shares repurchased	—	—	30
Amount	$—	$—	$378
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

Nicole Ossenfort’s (Chief Executive Officer through June 9, 2019) franchise agreement

The Company is or was a participant in the following related party transactions with Ms. Ossenfort since the beginning of fiscal 2019:

Ossenfort Franchise. Ms. Ossenfort, together with her husband, Scott Ossenfort (together, with Ms. Ossenfort, the “Ossenforts”), jointly own a Company franchise through JL Enterprises. JL Enterprises occasionally borrows operating funds

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2019 and 2018

for working capital to operate the franchise each year.  During fiscal 2019, JL Enterprises did not borrow any operating funds for working capital to operate the franchise. In fiscal 2019, the Company has recorded $200,137 of accounts receivable from the Ossenforts for royalties, advertising and financial product charges, of which a balance of $0 remained outstanding and payable to the Company as of April 30, 2019.

Shaun York’s (Chief Operating Officer) franchises and AD agreements

The Company is or was a participant in the following related party transactions with Mr. York since the beginning of fiscal 2019:

York Franchises.  Mr. York owns ten Company franchises through S&P Tampa Tax LLC, and My Business Group LLC (the “York Franchise Entities”).  The York Franchise Entities borrow operating funds from the Company for working capital to operate the franchises each year.

During fiscal 2019, the York Franchise Entities borrowed operating funds in the amount of $287,290, of which $22,015 remained outstanding and payable to the Company as of April 30, 2019.  In addition, during fiscal 2019, the Company recorded $192,833 of accounts receivable from the York Franchise Entities for royalties, advertising and financial product charges, of which $46,616 remained outstanding and payable to the Company as of April 30, 2019.

York AD. Mr. York has Area Development arrangements with the Company that are conducted through Yorkompany LLC and S&P Tampa Development LLC (the “York AD Entities”). The York AD Entities were acquired by Mr. York through various transactions with the Company and through third party agreements with AD sellers.  In connection with those transactions, the York AD Entities financed a total of $4,059,460 through the Company to acquire the Area Development territories and associated rights.  The loans are payable by the York AD Entities in annual installments at 12% interest. As of April 30, 2019, the aggregate outstanding principal balance owed by the York AD Entities on the notes was $1,780,000.

In fiscal 2019, the Company recorded $9,749 of accounts receivable from the York AD Entities for new franchise leads and interest, of which $1,094 remains unpaid as of April 30, 2019.  The York AD Entities earned $517,069 for their portion of franchise fees, royalties and interest in fiscal 2019.

York Debt Guarantees.  Mr. York also has entered into multiple guarantee agreements with the Company whereby Mr. York has guaranteed all or a portion of the indebtedness owed by other franchisees and ADs to the Company as related to certain financial transactions for which Mr. York had an interest.  The indebtedness owed by these franchisees and ADs as of April 30, 2019 is approximately $2,249,811.

M. Brent Turner's (Interim Chief Executive Officer as of June 9, 2019) Consulting Agreement

Turner Consulting. Mr. Turner entered into a Consulting Agreement on September 20, 2019 commencing on October 1, 2018 and in effect until September 30, 2019 (the "Consulting Agreement"). The Consulting Agreement paid a fee at a monthly rate of $65,000 with a total of $455,000 being paid in fiscal 2019. Mr. Turner entered into an Employment Agreement with the Company on June 9, 2019 upon his appointment as Interim Chief Executive Officer (the “Employment Agreement”). The Employment Agreement made the Consulting Agreement void and of no effect.

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

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2019 and 2018

against Hewitt in his capacity as a director of the Company. The Complaint seeks compensatory damages and attorney’s fees. No claim or relief is asserted against the Company, which is named solely as a Nominal Defendant.
Erie County Employees Retirement System, derivatively on behalf of Liberty Tax, Inc., v. John T. Hewitt, Defendant, and Liberty Tax, Inc., Nominal Defendant, Case No. 2017-0914, brought a second derivative suit filed in the Court of Chancery of the State of Delaware on December 22, 2017. The Plaintiff also alleges that Hewitt breached his fiduciary duties as an officer based upon certain allegations of misconduct on his part. The Plaintiff also alleges breach of fiduciary duty against Hewitt in his capacity as a director of the Company. The Complaint seeks to enjoin Hewitt from managing the Company's business operations, and seeks compensatory damages and attorney’s fees.
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
RSL Senior Partners LLC, derivatively and on behalf of Liberty Tax, Inc. v. Edward L. Brunot, John T. Hewitt, Kathleen E. Donovan, Gordon D’Angelo, John Garel, Thomas Herskovits, Robert M. Howard, Ross N. Longfield. Steven Ibbotson, Ellen M. McDowell, Nicole Ossenfort, George Robson and John Seal (Individual Defendants) and Liberty Tax. Inc. (Nominal Defendant), Case No. 18 cv 127, filed on March 7, 2018 in the United States District Court for the Eastern District of Virginia (the “Virginia Action”). This purported shareholder derivative action was filed on behalf of the Company seeking to address the alleged wrongs of the Company’s directors and officers. The Complaint, which contains allegations that are substantially similar to the allegations in the Delaware Action, claims that certain conduct created an inappropriate tone at the top, resulting in the loss of key executives, employees, directors and otherwise harmed the Company. The Complaint asserts claims under Section 14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Section 10(b) and Rule 10b-5 and Section 20(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The Complaint seeks the following relief: (a) declaring that the Plaintiff may maintain this action on behalf of the Company, and that the Plaintiff is an adequate representative of the Company; (b) declaring that the Individual Defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company; (c) determining and awarding to the Company the damages sustained by it as a result of the violations set forth above from each of the Individual Defendants, jointly and severally, together with pre-judgment and post-judgment interest thereon;  (d) directing the Company and the Individual Defendants to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable laws and to protect the Company and its shareholders from a repeat of the damaging events (e) awarding the Company restitution from Individual Defendants; and (f) awarding the Plaintiff the costs and disbursements of the action, including reasonable attorneys’ and experts’ fees, costs, and expenses.
No claim or relief is asserted against the Company, which is named solely as a Nominal Defendant.
On July 30, 2018, various motions were filed: (i) Defendants Hewitt, McDowell, Ossenfort and Seal collectively moved to dismiss the Complaint; (ii) Defendants Garel, Herskovits, Howard, Ibbotson, Longfield, and Robson collectively moved to dismiss the Complaint; (iii) Defendants Brunot and Donovan collectively moved to dismiss the Complaint; (iv) the Company moved to stay the action pending resolution of parallel state (Delaware) and/or federal (New York) proceedings (in which the Individual Defendants joined). Briefing on the motions is complete.
The Delaware and Virginia Actions are in the process of being settled. On January 25, 2019, the Company along with the named Individual Defendants entered into a Memorandum of Understanding (the “MOU”) with the Plaintiffs, regarding settlement of the Delaware Action which will result in certain enhancements to the Company’s code of conduct and training of employees, and disclosure of Nasdaq’s appeal ruling delisting the Company’s common stock from Nasdaq which is furnished as

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2019 and 2018

Exhibit 99.1 herein. The Plaintiffs have agreed that the settlement, which is subject to the execution of a definitive settlement agreement and court approval, will include a dismissal of the lawsuits with prejudice and a release of all claims against the Company and the Individual Defendants asserted in the Delaware Action and the Virginia Action. If the parties to the MOU execute a stipulation of settlement, a hearing will be held at which the Delaware Court of Chancery will consider the fairness, reasonableness and adequacy of the settlement. In connection with the settlement, the Company will negotiate in good faith the amount of reasonable legal fees and expenses of the Plaintiffs’ counsel which will ultimately be paid by the Company and/or its insurance carrier. No agreement has been reached on the amount of the fees and expenses, which is subject to court approval.
On March 15, 2019, the parties entered into a stipulation of settlement. On March 26, 2019, the Delaware Court of Chancery entered a scheduling order. Under the Order the Company provided the required notice of the proposed settlement and provided the date and time of the hearing, which is scheduled for June 28, 2019.
On June 7, 2019 the Plaintiffs in the Delaware Matter filed their opening brief in support of final approval of settlement and for award of attorney’s fees and expenses. On June 18, 2019 the Company filed a brief in support of the settlement and in opposition to Plaintiffs’ Application for award of attorneys’ fees and expenses.
The parties to the Virginia Action have also agreed that all claims in the Virginia Action have been settled and that the parties will seek to stay the Virginia Action pending the settlement proceedings in Delaware. The parties to the Virginia Action have agreed to dismiss the Virginia Action with prejudice within five business days of the settlement of the Delaware Action becoming final. The Company has agreed that it (and/or its insurance carrier) will pay $295,000 in fees and expenses to Plaintiffs' counsel in the Virginia Action in connection with settlement of the Virginia Action. The parties to the Virginia Action provided a joint status update to the Virginia court on February 27, 2019. On March 15, 2019 the parties filed a joint motion to stay the action. By an Order dated March 15, 2019, the Court granted the motion to stay the case for 90 days. On May 3, 2019, the Court entered an order setting schedule, including the date for the fee approval and approved notice to shareholders. The Order set a fairness hearing for the Virginia Settlement for September 11, 2019.
Settlement of the Virginia and Delaware Actions are expressly not to be construed as an admission of wrongdoing or liability by any defendant. The defendants have vigorously denied, and continue to vigorously deny, any wrongdoing or liability with respect to the facts and claims asserted, or which could have been asserted, in the Delaware and Virginia Actions, including that they have committed any violations of law or breach of fiduciary duty, aided and abetted any violations of law or breaches of fiduciary duty, acted improperly in any way or have any liability or owe any damages of any kind to the Plaintiffs or to the purported Class.  Nothing in this report shall be deemed an admission of the legal necessity or materiality under the federal securities laws, state fiduciary law or any other law, statute, rule or regulation of any of the disclosures set forth herein.
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
These actions were consolidated with the caption In Re Liberty Tax, Inc. Securities Litigation, Case No. 27 CV 07327 and IBEW Local 98 Pension Fund was appointed the Lead Plaintiff (the "Lead Plaintiff"). On June 12, 2018, the Lead Plaintiff filed

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2019 and 2018

its Consolidated Amended Class Action Complaint, which removed Brunot as a defendant, and added additional securities claims based on Section 14(a) of the Exchange Act and Rules 14a-3 and 14a-9. The Consolidated Amended Class Action Complaint, among other things, asserts that the Company’s SEC filings over a multi-year period failed to disclose the alleged misconduct of the individual defendants and that disclosure of the alleged misconduct caused the Company’s stock price to drop and, thereby harm the purported class of shareholders. The Class Period is alleged to be October 1, 2013 through February 23, 2018. The defendants filed a joint motion to dismiss the Consolidated Amended Class Action Complaint on September 17, 2018. The Lead Plaintiff served their opposition on November 1, 2018 and the defendants filed their reply brief on November 27, 2018. A mediation took place on November 12, 2018 but did not result in a resolution. The motion to dismiss is still pending before the Court.
Franchise Litigation
JTH Tax, Inc. and SiempreTax LLC v. Gregory Aime, Aime Consulting, LLC, Aime Consulting, Inc. and Wolf Ventures, Inc. The Company filed suit in the United States District Court for the Eastern District of Virginia against the defendants, former Company franchisees, on June 9, 2016, as amended on June 22, 2016, claiming the defendants breached the purchase and sale agreement (the “PSA”) entered between the parties on January 21, 2016 and that the defendants had failed to comply with the post termination obligations of the franchise agreements (together with the PSA, the “Aime Agreements”). The Company sought damages in an amount equal to three times the defendants’ earnings and profits, as well as injunctive relief to enforce the defendants to comply with the post termination obligations of the Aime Agreements, to be determined by the trier of fact. The Company specifically sought, in part, to enjoin the defendants from continued operation of a tax preparation business using the Company’s protected trademarks, enforcement of the non-compete provision of the Aime Agreements, and an order that the defendants assign all of the leases related to the franchised businesses to the Company. On July 1, 2016, the Magistrate Judge issued a report and recommendation finding a likelihood of success on the merits and recommending entry of the requested temporary restraining order (the “TRO”) in favor of the Company, which was adopted in part on August 3, 2016. On September 9, 2016, the defendants filed an answer and counterclaim against the Company, alleging breach of the PSA, breach of the implied covenant of good faith and fair dealing and fraud and seeking approximately $2.4 million in damages, plus future loss profits, punitive damages and other expenses.  After a three-day bench trial, on January 13, 2017, the court vacated the TRO, finding in favor of the defendants.  On February 15, 2017, the court issued its written opinion and order granting the defendants’ breach of contract and breach of the implied covenant of good faith and fair dealing claims, denying the Company’s claims against the defendants and finding certain post termination obligations to be unenforceable. Judgment was entered in favor of the defendants for approximately $2.7 million. The Company accrued $2.7 million as of the fourth quarter of fiscal 2017 in connection with the judgment, which is recorded in "Accounts payable and accrued expense" in the accompanying consolidated balance sheets. The Company filed an appeal of the judgment with the Fourth Circuit Court of Appeals.
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
Aime filed a petition for certiorari in the United States Supreme Court on December 4, 2018. On January 7, 2019 the Supreme Court denied certiorari.

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2019 and 2018

On December 28, 2018, Aime filed a motion for reconsideration of the District Court’s November 30, 2018 Order. On January 11, 2019 the Company filed its opposition to Aime’s motion for reconsideration. On January 17, 2019 Aime filed his reply memorandum in further support of his motion for reconsideration. The motion for reconsideration is fully briefed and pending before the court. On April 9, 2019, the Court entered judgment for an amount of $0.3 million, however, Aime’s motion for reconsideration is still pending. On April 12, 2019 Aime filed a motion to amend the judgment, to increase it by $0.1 million. The Company filed its opposition papers to said motion on April 26, 2019. On May 2, 2019 Aime filed his rely brief. On June 13, 2019 the Court held a hearing on the motion for reconsideration and motion to amend. The Court denied the motion for reconsideration, but granted the motion to amend and increased the amount of the judgment to include the $0.1 million. The Company expects the Court to issue a written opinion explaining the reasons for the findings in more detail. Once the Court issues its opinion, the Company plans to explore all options in regard to the Court’s opinion including, but not limited to, a motion for reconsideration and/or appeal.
The ultimate outcome of this action and the timing of such outcome is uncertain and there can be no assurance that the Company will benefit financially from such litigation.
Class Action Litigation
Rene Labrado v. JTH Tax, Inc. (Case BC 715076). On July 3, 2018, a class action complaint was filed in the Superior Court of California, County of Los Angeles by a former employee for herself and on behalf of all other “similarly situated” persons. The Complaint alleges, among other things, that the Company allegedly violated various provisions of the California Labor Code, including: unpaid overtime, unpaid meal period premiums, unpaid rest premiums, unpaid minimum wages, final wages not timely paid, wages not timely paid, non-compliant wage statements, failure to keep pay records, unreimbursed business expenses and violation of California Business and Profession Code Section 17200. The Complaint seeks actual, consequential and incidental losses and damages, injunctive relief and other damages. The Company highly disputes the allegations set forth in the Complaint and filed a motion to dismiss. On May 29, 2019 the Court denied the Company’s motion to dismiss, but granted the Company leave to file a motion to strike, which the Company plans on filing. The Company intends to defend the case vigorously.
Department of Justice and IRS Matters
The DOJ has been conducting an investigation of the Company’s policies, practices and procedures in connection with its tax return preparation activities. The Company is in discussions with the DOJ to resolve that investigation. Based on such discussions, in April 2019, the Company accrued $2.5 million in “Accounts payable and accrued expense” on its consolidated balance sheets and “Selling, general and administrative expense” in its consolidated statements of operations. However, such amount may increase materially based on the outcome of discussions with the DOJ, and there can be no assurance that the Company will be able to reach an agreement with the DOJ. In connection with a potential agreement with the DOJ, the Company expects that it will incur increased costs to enhance its compliance program that could exceed $1.0 million per year over several years, in addition to any costs necessary to settle the investigation.
From time to time, certain of the Company's franchisees and Company-owned offices are the subject of IRS investigations to review their tax return preparation activities, and in certain cases the DOJ has sought injunctions and other remedies with respect to some of the Company's former franchisees or ADs. The Company is cooperating fully with the government in connection with these matters, including by providing documents and other information. The Company is unable to predict what action, if any, might be taken in the future as a result of these matters or the impact, if any, of the cost of responding to the government or any potential remedies as a result of these matters could have on the Company. It is possible, however, that any such remedies could have a material adverse impact on the Company's consolidated results of operations, financial position, or cash flows.
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

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2019 and 2018

(16) Quarterly Financial Data (Unaudited)

	Three Months Ended
	April 30, 2019	January 31, 2019	October 31, 2018	July 31, 2018
	(In thousands, except per share amounts)
Revenue	$85,723	$32,884	$6,776	$7,163
Net income (loss)	$30,399	$(310)	$(12,874)	$(19,371)
Weighted-average basic shares outstanding	14,056,672	14,043,218	14,033,895	13,078,091
Weighted-average dilutive shares outstanding	14,122,753	14,043,218	14,033,895	13,078,091
Net income (loss) per share of Class A and Class B common stock:
Basic	$2.16	$(0.02)	$(0.92)	$(1.48)
Diluted	$2.16	$(0.02)	$(0.92)	$(1.48)
Cash dividends declared per share of common stock and common stock equivalents	$—	$—	$—	$0.16

	Three Months Ended
	April 30, 2018	January 31, 2018	October 31, 2017	July 31, 2017
	(In thousands, except per share amounts)
Revenue	$110,669	$48,244	$7,771	$8,188
Net income (loss)	$24,518	$(1,522)	$(13,103)	$(9,758)
Weighted-average basic shares outstanding	12,996,125	12,934,941	12,903,626	12,882,550
Weighted-average dilutive shares outstanding	14,015,096	12,934,941	12,903,626	12,882,550
Net income (loss) per share of Class A and Class B common stock:
Basic	$1.75	$(0.11)	$(1.02)	$(0.76)
Diluted	$1.75	$(0.11)	$(1.02)	$(0.76)
Cash dividends declared per share of common stock and common stock equivalents	$0.16	$0.16	$0.16	$0.16
Because most of the Company's customers file their tax returns during the period from January through April of each year, most of the Company's revenues are earned during this period. As a result, the Company generally operates at a loss through the first eight months of the fiscal year.

(17) Subsequent Events

On May 6, 2019, the Company received an unsolicited and non-binding recapitalization proposal from Vintage Capital Management, LLC ("Vintage"), which would allow stockholders, at their election, to receive $12.00 per share in cash. The Company also announced that its Board of Directors formed an independent Special Committee of the Board to commence a review of the Vintage recapitalization proposal and other available alternatives. The Special Committee is reviewing and evaluating the recapitalization proposal and other available alternatives with its financial and legal advisors to determine the course of action it believes to be in the best interests of the Company and its shareholders.

On May 16, 2019, the Company entered into the Revolving Credit Facility. On May 16, 2019, the Company also entered into the Subordinated Note. Please see "Note 7 - Long Term Obligations" for additional information on the Credit Agreement.

On June 9, 2019, the Company’s Board of Directors appointed M. Brent Turner as Interim Chief Executive Officer of the Company, effective immediately. Mr. Turner succeeds Nicole Ossenfort, who resigned as President and Chief Executive Officer of the Company effective June 9, 2019. In connection with her resignation, Ms. Ossenfort entered into a release agreement with the Company on June 9, 2019 (the “Release Agreement”), which provides for Ms. Ossenfort to receive the termination payments and benefits set forth in Section 5(c) of her previously disclosed employment agreement with the Company, dated as

LIBERTY TAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2019 and 2018

of June 1, 2018 and effective as of February 19, 2018. The Release Agreement is substantially in the form attached to Ms. Ossenfort’s employment agreement. In connection with his appointment as Interim Chief Executive Officer of the Company, Mr. Turner entered into an Employment Agreement with the Company on June 9, 2019. The term of the Employment Agreement is month-to-month, commencing on June 9, 2019, continuing on the first day of each successive month, unless Mr. Turner or the Company provides written notice at least 15 calendar days prior to the end of the applicable month to the other of his or its intention not to renew the employment. Under the Employment Agreement, Mr. Turner is entitled to a monthly base salary of $41,667. Mr. Turner also is entitled to employee and executive benefits, reimbursement of expenses and vacation consistent with the benefits provided to executive officers and as otherwise set forth in the Employment Agreement.