Form 10-Q
period 2019-07-31
Liberty Tax, Inc.
filed 2019-09-09
CIK 1528930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the registrant's common stock, par value $0.01 value per share, as of September 3, 2019 was 16,211,564 shares.

LIBERTY TAX, INC. AND SUBSIDIARIES

Form 10-Q for the Quarterly Period Ended July 31, 2019

PART I. FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS (UNAUDITED)

LIBERTY TAX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
July 31, 2019, April 30, 2019 and July 31, 2018
(In thousands, except share data)

	July 31, 2019	April 30, 2019	July 31, 2018
Assets	(unaudited)		(unaudited)
Current assets:
Cash and cash equivalents	$90,570	$22,983	$6,186
Receivables:
Accounts receivable	47,355	47,011	41,224
Notes receivable - current	25,163	21,097	29,402
Interest receivable, net of uncollectible amounts	1,826	1,718	2,023
Allowance for doubtful accounts - current	(10,344)	(11,183)	(11,917)
Total current receivables, net	64,000	58,643	60,732
Bank products receivable	3,136	7,277	1,738
Assets held for sale	—	—	5,231
Income taxes receivable	6,917	1,784	4,989
Inventories, net	9,586	—	—
Other current assets	3,160	2,405	1,463
Total current assets	177,369	93,092	80,339
Property, equipment, and software, net	31,336	32,676	37,091
Notes receivable, non-current	6,887	7,445	9,882
Allowance for doubtful accounts, non-current	(1,114)	(633)	(1,642)
Total non-current notes receivables, net	5,773	6,812	8,240
Goodwill	94,553	6,566	7,997
Lease right-of-use assets	20,588	—	—
Other intangible assets, net	49,086	19,161	22,765
Deferred income taxes	323	315	1,272
Other assets	3,697	1,379	2,056
Total assets	$382,725	$160,001	$159,760
Liabilities and Equity
Current liabilities:
Current installments of long-term obligations	$4,450	$13,108	$16,923
Current portion of operating lease liabilities	6,373	—	—
Current portion of financing lease liabilities	408	—	—
Accounts payable and accrued expenses	20,025	13,672	21,213
Due to Area Developers (ADs)	5,830	17,282	7,186
Income taxes payable	361	447	—
Revolving credit facility	20,000	—	12,590
Deferred revenue - current	4,204	3,679	4,018
Total current liabilities	61,651	48,188	61,930
Long-term obligations, excluding current installments, net	78,188	1,940	1,895
Deferred revenue and other - non-current	4,799	5,622	7,870
Operating lease liabilities - non-current	17,986	—	—
Financing lease liabilities - non-current	627	—	—
Deferred income tax liability	11,247	537	919
Long-term income taxes payable	—	—	1,070
Total liabilities	174,498	56,287	73,684
Commitments and contingencies
Equity:
Common stock, $0.01 par value per share, 22,000,000, 22,000,000 and 21,200,000 shares authorized, 16,211,564, 14,048,528 and 14,024,111 shares issued and outstanding, respectively	162	140	140
Voting, non-economic preferred stock, $0.01 par value per share, 1,616,667, 0 and 0 shares authorized, issued and outstanding, respectively	16	—	—
Additional paid-in capital	66,264	12,552	11,769
Accumulated other comprehensive loss, net of taxes	(1,605)	(1,910)	(1,539)
Retained earnings	77,348	92,932	75,706
Total equity attributable to Liberty Tax, Inc.	142,185	103,714	86,076
Non-controlling interest	66,042	—	—
Total equity	208,227	103,714	86,076
Total liabilities and equity	$382,725	$160,001	$159,760

See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
Three Months Ended July 31, 2019 (unaudited) and 2018 (unaudited)
(In thousands, except share count and per share data)

	Three Months Ended July 31,
	2019	2018
Revenues:
Franchise fees	$332	$557
Area Developer fees	1,110	1,028
Royalties and advertising fees	1,450	1,562
Financial products	740	579
Interest income	1,656	1,656
Assisted tax preparation fees, net of discounts	597	1,518
Electronic filing fees	49	28
Agreement, club and damage waiver fees	282	—
Lease revenue, net	1,334	—
Retail sales, net	118	—
Other revenues	527	235
Total revenues	8,195	7,163
Operating expenses:
Employee compensation and benefits	8,243	10,769
Selling, general, and administrative expenses	17,155	11,304
Area Developer expense	136	304
Advertising expense	1,349	1,685
Cost of sales - leasing	540	—
Cost of sales - retail	93	—
Depreciation, amortization, and impairment charges	3,986	3,194
Restructuring expense	—	8,266
Total operating expenses	31,502	35,522
Loss from operations	(23,307)	(28,359)
Other income (expense):
Foreign currency transaction gain	1	2
Interest expense	(964)	(530)
Loss before income taxes	(24,270)	(28,887)
Income tax benefit	(5,132)	(9,516)
Net loss	(19,138)	(19,371)
Less: Net loss attributable to non-controlling interest	3,235	—
Net loss attributable to Liberty Tax, Inc.	$(15,903)	$(19,371)

Net loss per share of common stock:
Basic and diluted	$(1.09)	$(1.48)

Weighted-average shares outstanding basic and diluted	14,555,330	13,078,091

See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Operations
Three Months Ended July 31, 2019 (unaudited) and 2018 (unaudited)
(In thousands)

	Three Months Ended July 31,
	2019	2018
Net loss	$(19,138)	$(19,371)
Other comprehensive loss
Unrealized (loss) gain on interest rate swap agreement, net of taxes of $(15) and $17, respectively	(38)	10
Foreign currency translation adjustment	343	(202)
Other comprehensive gain (loss)	305	(192)
Comprehensive loss	(18,833)	(19,563)
Less: comprehensive loss attributable to non-controlling interest	3,160	—
Comprehensive loss attributable to Liberty Tax, Inc.	$(15,673)	$(19,563)

 See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity
Three Months Ended July 31, 2019 (unaudited) and 2018 (unaudited)
(In thousands)

	Shares	Common stock	Shares	Preferred stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Total Liberty Tax Equity	Non-controlling interest	Total Equity
Balance at May 1, 2019	14,049	$140	—	$—	$12,552	$(1,910)	$92,932	$103,714	—	$103,714
Cumulative effect of adopted accounting standards, net	—	—	—	—	—	—	319	319	—	319
Buddy's Acquisition - issuance of Preferred Stock and New Holdco LLC units	—	—	1,617	16	96,984	—	—	97,000	—	97,000
Buddy's Acquisition - non-controlling interest in New Holdco LLC	—	—	—	—	(69,277)	—	—	(69,277)	69,277	—
Net loss	—	—	—	—	—	—	(15,903)	(15,903)	(3,235)	(19,138)
Total other comprehensive loss	—	—	—	—	—	305	—	305	—	305
Exercise of stock options	29	—	—	—	306	—	—	306	—	306
Stock-based compensation, net of taxes	51	1	—	—	720	—	—	721	—	721
Issuance of common stock related to Buddy's	2,083	21	—	—	24,979	—	—	25,000	—	25,000
Balance at July 31, 2019	16,212	$162	1,617	$16	$66,264	$(1,605)	$77,348	$142,185	$66,042	$208,227

	Shares	Class A common stock	Shares	Class B common stock	Shares	Special voting preferred stock	Shares	Exchangeable stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Total Equity
Balance at May 1, 2018	12,823	$128	200	$2	—	$—	1,000	$10	$11,570	$(1,347)	$101,138	$111,501
Cumulative effect of adopted accounting standards, net	—	—	—	—	—	—	—	—	—	—	(3,794)	(3,794)
Net loss	—	—	—	—	—	—	—	—	—	—	(19,371)	(19,371)
Total other comprehensive loss	—	—	—	—	—	—	—	—	—	(192)	—	(192)
Stock-based compensation, net of taxes	1	—	—	—	—	—	—	—	199	—	—	199
Conversion of Class B shares to Class A shares	1,200	12	(200)	(2)	—	—	—	—	—	—	—	10
Conversion of preferred stock to common stock	—	—	—	—	—	—	(1,000)	(10)	—	—	—	(10)
Cash Dividends	—	—	—	—	—	—	—	—	—	—	(2,267)	(2,267)
Balance at July 31, 2018	14,024	$140	—	$—	—	$—	—	$—	$11,769	$(1,539)	$75,706	$86,076

See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
Three Months Ended July 31, 2019 (unaudited) and 2018 (unaudited)
(In thousands)

	Three Months Ended July 31,
	2019	2018
Cash flows from operating activities:
Net loss	(19,138)	$(19,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	1,725	1,939
Depreciation, amortization, and impairment charges	3,986	3,194
Amortization of deferred financing costs	676	102
Loss on disposal of fixed and intangible assets	548	4,083
Stock-based compensation expense	741	205
Gain on sale of available-for-sale securities	(127)	—
Gain on bargain purchases and sales of Company-owned offices	—	55
Equity in gain (loss) of affiliate	74	(8)
Deferred tax expense	—	45
Changes in accrued income taxes	(5,190)	(9,489)
Changes in other assets and liabilities	6,651	5,587
Net cash used in operating activities	(10,054)	(13,658)
Cash flows from investing activities:
Issuance of operating loans to franchisees and ADs	(7,247)	(8,850)
Payments received on operating loans to franchisees	749	1,390
Purchases of AD rights, Company-owned offices and acquired customer lists	(646)	(58)
Purchases of property, equipment and software	(337)	(769)
Net cash used in investing activities	(7,481)	(8,287)
Cash flows from financing activities:
Proceeds from the exercise of stock options	306	—
Issuance of common stock	25,000	—
Repayment of long-term obligations	(12,911)	(2,901)
Borrowings under revolving credit facility	20,000	12,717
Repayments under revolving credit facility	(24,971)	(127)
Issuance of debt	82,000	—
Payment of debt issuance costs	(4,423)	—
Cash paid for taxes on exercises/vesting of stock-based compensation	(21)	(6)
Net cash provided by financing activities	84,980	9,683
Effect of exchange rate changes on cash, net	142	(74)
Net increase (decrease) in cash and cash equivalents	67,587	(12,336)
Cash and cash equivalents at beginning of period	22,983	18,522
Cash and cash equivalents at end of period	$90,570	$6,186

See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
Three Months Ended July 31, 2019 (unaudited) and 2018 (unaudited)
(In thousands)

	Three Months Ended July 31,
	2019	2018
Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest of $4 and $3, respectively	$251	$522
Cash paid for taxes, net of refunds	(72)	(16)
Accrued capitalized software costs included in accounts payable	36	117
During the three months ended July 31, 2019 and 2018, the Company acquired certain assets from ADs, franchisees, and third parties as follows:
Fair value of assets purchased	$3,696	$1,840
Receivables applied, net of amounts written off, due ADs and related deferred revenue	(2,132)	(289)
Bargain purchase gains	(124)	(191)
Long-term obligations and accounts payable issued to seller	(794)	(1,302)
Cash paid to ADs, franchisees and third parties	$646	$58
During the three months ended July 31, 2019 and 2018, the Company sold certain assets to ADs and franchisees as follows:
Book value of assets sold	$—	$1,163
Gain (loss) on sale - gain (loss) recognized	—	(72)
Notes received	—	(312)
Restructuring	—	(779)
Cash received from ADs and franchisees	$—	$—

See accompanying notes to condensed consolidated financial statements.

LIBERTY TAX, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

July 31, 2019 and 2018

(1) Organization and Significant Accounting Policies

Description of Business
Liberty Tax, Inc. (the "Company"), a Delaware corporation, franchises and, to a lesser degree, operates a system of tax preparation and rent-to-own stores. On July 10, 2019, the Company formed Franchise Group New Holdco, LLC (“New Holdco”), which completed the acquisition of Buddy's Newco, LLC ("Buddy's") as described in "Note 2. Acquisition" in exchange for units of New Holdco ("New Holdco units") and voting non-economic preferred stock ("Preferred Stock") in the Company. New Holdco holds all of the Company’s operating subsidiaries.

The Company currently operates in two reportable segments: Liberty Tax and Buddy’s. The Company provides income tax services in the United States of America (the "U.S.") and Canada through its Liberty Tax segment and its Buddy's segment leases and sells electronics, residential furniture, appliances and household accessories.

The Company’s operating revenues are seasonal in nature, particularly as related to the Liberty Tax segment, which has peak revenues occurring in the months of January through April.  Therefore, results for interim periods are not indicative of results to be expected for the full year.

Basis of Presentation
 The Company consolidates any entities in which it has a controlling interest, the usual condition of which is ownership of a majority voting interest. The Company is the sole managing member of New Holdco and possesses ownership of more than 50 percent of the outstanding voting shares. As a result, the Company consolidates the financial results of New Holdco and reports a non-controlling interest that represents the economic interest held by the former equity holders of Buddy's (the "Buddy's Members"). The assets and liabilities of New Holdco reflect substantially all of the Company’s consolidated assets and liabilities with the exception of certain cash balances and deferred tax liabilities. As of July 31, 2019, the Company had an ownership interest of 63.6% in New Holdco and reported a non-controlling interest equal to 36.4%.

The Company does not possess any ownership interests in franchisee entities; however, the Company may provide financial support to franchisee entities. Because the Company's franchise arrangements provide franchisee entities the power to direct the activities that most significantly impact their economic performance, the Company does not consider itself the primary beneficiary of any such entity that might be a variable interest entity ("VIE"). Based on the results of management's analysis of potential VIEs, the Company has not consolidated any franchisee entities. The Company's maximum exposure to loss resulting from involvement with potential VIEs is attributable to accounts and notes receivables and future lease payments due from franchisees. When the Company does not have a controlling interest in an entity but has the ability to exert significant influence over the entity, the Company applies the equity method of accounting. Intercompany balances and transactions have been eliminated in consolidation.

Inventory primarily consists of new, previously rented or currently rented consumer electronics and household goods and is recorded at cost, including shipping and handling fees. All lease merchandise is available for lease or sale. On a weekly basis, all damaged, lost, stolen, or unsalable merchandise identified is written off. Maintenance and repairs of lease merchandise are charged to operations as incurred.

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information.  The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required only in annual financial statements.  The consolidated balance sheet data as of April 30, 2019 was derived from the Company’s April 30, 2019 Annual Report on Form 10-K filed on June 27, 2019.

In the opinion of management, all adjustments necessary for a fair presentation of such condensed consolidated financial statements in accordance with GAAP have been recorded.  These adjustments consisted only of normal recurring items.  The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its April 30, 2019 Annual Report on Form 10-K filed on June 27, 2019.

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

Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)" and subsequent amendments, which replaced previous lease accounting guidance in GAAP and require lessees to recognize right-of-use assets and corresponding lease liabilities on the consolidated balance sheets for all in-scope leases with a term of greater than 12 months and require disclosure of certain quantitative and qualitative information pertaining to an entity's leasing arrangements. The Company adopted the requirements of the standard in the first quarter of fiscal 2020, using the optional effective transition method provided by accounting pronouncement, ASU No. 2018-11, "Leases (Topic 842): Targeted Improvements." ASU 2018-11 allows entities to initially apply ASU 2016-02 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, the Company's reporting for comparative periods presented in the year of adoption will continue to be in according with ASC 840, "Leases (Topic 840)" ("ASC 840"). The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, permitted the Company to carry forward the historical lease classification for leases that commenced before the effective date of the new standard. The Company elected to not separate non-lease components from lease components for all classes of underlying assets, as a lessee and as a lessor. The Company did not elect the hindsight practical expedient, which permits the use of hindsight when determining lease term and impairment of right-of-use assets. Adoption of the standard resulted in the recognition of lease right-of use assets of $8.4 million, lease liabilities of $8.6 million and a reduction to retained earnings of $0.3 million, net of tax, as of April 30, 2019. The adoption of the standard did not have a material impact on the Company's condensed consolidated statements of operations or condensed consolidated statements of cash flows. Refer to "Note 8. Leases" for additional information related to the Company's accounting for leases.

In June 2016, the FASB issued ASU No. 2016-13, "Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which changes how companies will measure credit losses for most financial assets and certain other instruments that aren't measured at fair value through net income. The standard replaces the "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost (which generally will result in the earlier recognition of allowances for losses) and requires companies to record allowances for available-for-sale debt securities, rather than reduce the carrying amount. In addition, companies will have to disclose significantly more information, including information used to track credit quality by year of origination, for most financing receivables. The ASU should be applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the standard is effective. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018, and interim periods therein. The ASU is effective for the Company beginning in the first quarter of fiscal year 2021. The Company is currently evaluating the impact of the adoption of this standard to its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This standard eliminates Step 2 from the goodwill impairment test. Instead, an entity should compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The standard will be effective for the Company in the first quarter of fiscal year 2021. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this newly issued standard to its consolidated financial statements.

(2) Acquisition

On July 10, 2019 (the "Buddy's Acquisition Date"), the Company entered into and completed certain transactions contemplated by an Agreement of Merger and Business Combination Agreement with Buddy's, New Holdco, a wholly-owned direct subsidiary of the Company, Franchise Group B Merger Sub, LLC, a wholly-owned indirect subsidiary of New Holdco and Vintage RTO, L.P., solely in its capacity as the representative of the Buddy's Members, to acquire Buddy's in a stock transaction (the "Buddy's Acquisition"). At the Buddy's Acquisition Date, each outstanding unit of Buddy's was converted into the right to receive 0.459315 New Holdco units and 0.091863 shares of Preferred Stock. The Buddy's Members may elect, following an initial six-month lockup period, to cause New Holdco and the Company to redeem one New Holdco Unit and one-fifth of a share of Preferred Stock in exchange for one share of common stock of the Company. As of the Buddy's Acquisition Date, on an as-converted basis, the Buddy's Members' aggregate ownership of New Holdco units and shares of Preferred Stock represent approximately 36.44% of the Company's outstanding common stock, which implies an enterprise value for Buddy's of approximately $122 million and an equity value of $12.00 per share of common stock. The Company is the sole managing member of New Holdco which will be consolidated for financial reporting purposes. New Holdco units held by the Buddy's Members will be recorded as a non-controlling interest on the consolidated financial statements. The assets acquired and the liabilities assumed in the business combination are recorded at fair value in accordance with ASC 805, "Business Combinations."

The Company and the Buddy's Members also entered into an income tax receivable agreement (the "TRA") pursuant to which, subject to certain exceptions set forth in the TRA, the Company will pay the Buddy's Members 40% of the cash savings, if any, in federal, state and local taxes that the Company realizes or is deemed to realize as a result of any increases in tax basis of the assets of New Holdco resulting from future redemptions or exchanges of New Holdco units held by the Buddy's Members. In connection with the Buddy's Acquisition, none of the New Holdco units were to be purchased or exchanged by the Company and the Buddy's Members. Accordingly, the Company is not obligated to make any TRA payments to the Buddy's Members and therefore has not recorded an initial TRA or contingent consideration liability. In future periods, to the extent that Buddy’s Members exchange their New Holdco units that results in an increase in tax basis of the assets of New Holdco, the Company will initially record an estimated TRA liability equal to the portion of realizable tax benefits that are probable to the Buddy’s Members as an adjustment to additional paid-in capital.

The purchase price is calculated as follows:

(In thousands except per share)
Number of New Holdco units issued to Buddy’s Members that are exchanged into Company common stock	8,083
Estimated fair value per unit issued to Buddy’s (a)	$12.00
Equity consideration	$97,000

(a) The fair value per unit of $12.00 was determined based on the estimated enterprise value of Buddy’s negotiated and agreed in connection with the Buddy's Acquisition. This price also approximates the estimated fair value of the Company's common stock.

The table below summarizes the preliminary estimates of the fair values of the identifiable assets acquired and liabilities assumed in the Buddy's Acquisition as of the Buddy's Acquisition Date. The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in adjustment to the preliminary values presented below, when management's appraisals and estimates are finalized. The Company is awaiting additional information to finalize the valuation of various balances, which include the acquired intangible assets, measurement of the lease right-of-use assets, and certain tax-related balances.

(In thousands)
Cash and cash equivalents	$181
Accounts receivable	13,658
Other current assets	10,911
Property, equipment, and software, net	1,613
Goodwill	86,147
Other intangible assets, net	28,900
Lease right-of-use assets	13,428
Other assets	857
Total Assets	155,695
Current portion of operating lease liabilities	1,939
Current portion of financing lease liabilities	442
Accounts payable and accrued expenses	5,354
Revolving credit facility	24,971
Deferred revenue - current and non-current	819
Operating lease liabilities - non-current	13,834
Financing lease liabilities - non-current	627
Deferred income tax liability	10,709
Total Liabilities	58,695
Consideration transferred	$97,000

Goodwill is calculated as the excess of the purchase price over the fair value of the net assets acquired. The goodwill recognized is attributable to operational synergies in the expected franchise models and growth opportunities.

Intangible assets, net consist of two separately identified assets. The Company identified the Buddy's tradename as an indefinite-lived intangible asset with a fair value of $11.1 million. The tradename is not subject to amortization but will be evaluated annually for impairment. The Company also recognized an asset of $10.1 million for franchise agreements and $7.7 million for customer contracts. The allocation of the purchase price to intangible assets as well as their estimated useful lives is preliminary and may be adjusted.

Lease right-of-use assets and lease liabilities consists of leases for retail store locations and also leases for vehicles and office equipment. The lease right of use assets incorporate an adjustment of $2.3 million, net for favorable and unfavorable Buddy's leases (as compared to prevailing market rates) which will be amortized over the remaining lease terms.

The results of operations of Buddy's are included in the Company's results of operations beginning July 11, 2019. From July 11, 2019 through July 31, 2019, Buddy's generated net revenues of $2.6 million and net income of less than $0.1 million.

The following unaudited consolidated pro forma summary has been prepared by adjusting the Company's historical data to give effect to the Buddy's Acquisition as if it had occurred on May 1, 2018:

	Pro Forma - Unaudited
	3 Months Ended
	July 31, 2019	July 31, 2018
	(In thousands)
Revenues	$18,626	$20,490
Net loss	$(13,340)	$(20,548)

The unaudited consolidated pro forma financial information was prepared in accordance with existing standards and is not necessarily indicative of the results of operations that would have occurred if the Buddy's Acquisition had been completed on the date indicated, nor is it indicative of the future operating results of the Company.

The unaudited pro forma results do not reflect events that either have occurred or may occur after the Buddy's Acquisition, including, but not limited to, the anticipated realization of operating synergies in subsequent periods. They also do not give effect to certain charges that the Company expects to incur in connection with the Buddy's Acquisition, including, but not limited to, additional professional fees, employee integration, potential asset impairments and amortization charges.

(3) Accounts and Notes Receivable

The Company provides select financing to the Liberty Tax segment, area developers ("ADs") and franchisees for the purchase of franchises, areas, Company-owned offices, and operating loans for working capital and equipment needs. The franchise-related notes generally are payable over five years and the operating loans generally are due within one year. Most notes bear interest at an annual rate of 12%.

Most of the notes receivable are due from the Company's ADs and franchisees and are collateralized by the underlying franchise and, when the AD or franchise is an entity, are guaranteed by the owners of the respective entity. The debtors' ability to repay the notes is dependent upon both the performance of the tax preparation industry as a whole and the individual franchise or AD areas.

At July 31, 2019, the Company had an unfunded lending commitment for working capital loans to franchisees and ADs of $15.4 million through the end of the current fiscal year.

Analysis of Past Due Receivables

The breakdown of accounts and notes receivable past due at July 31, 2019 was as follows:

	Past due	Current	Interest receivable, net	Total receivables
	(In thousands)
Accounts receivable	$40,197	$7,158	$—	$47,355
Notes and interest receivable, net (1)	12,253	19,797	1,826	33,876
Total accounts, notes and interest receivable	$52,450	$26,955	$1,826	$81,231

(1) Interest receivable is shown net of an allowance for uncollectible interest of $2.5 million.

Accounts receivable are considered to be past due if unpaid 30 days after billing, and notes receivable are considered past due if unpaid 90 days after the due date. If it is determined the likelihood of collecting substantially all of the notes and accrued interest is not probable, the notes are put on non-accrual status. The Company’s investment in notes receivable on non-accrual status was $12.3 million, $15.6 million and $13.4 million at July 31, 2019, April 30, 2019, and July 31, 2018, respectively. Payments received on notes in non-accrual status are applied to the principal until the note is current and then to interest income. Non-accrual notes that are paid current and expected to remain current are moved back into accrual status during the next annual review.

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

Activity in the allowance for doubtful accounts for the three months ended July 31, 2019 and 2018 was as follows:

	Three Months Ended July 31,
	2019	2018
	(In thousands)
Balance at beginning of period	$11,816	$12,487
Provision for doubtful accounts	1,725	1,939
Write-offs	(2,121)	(840)
Foreign currency adjustment	38	(27)
Balance at end of period	$11,458	$13,559

Management considers specific accounts and notes receivable to be impaired if the net amounts due exceed the fair value of the underlying franchise at the time of the annual valuation performed as of April 30 of each year and estimates an allowance for doubtful accounts based on that excess. At the end of each fiscal quarter, the Company considers the activity during the period for accounts and notes receivable impaired at each prior fiscal year end and adjusts the allowance for doubtful accounts accordingly. While not specifically identifiable as of the balance sheet date, the Company's analysis of its experience also indicates that a portion of other accounts and notes receivable may not be collectible. Net amounts due include contractually obligated accounts and notes receivable plus accrued interest, reduced by unrecognized revenue, the allowance for uncollected interest, amounts due ADs, and amounts owed to the franchisee by the Company.

(4) Restructuring Expense

In fiscal 2018, the Company began restructuring initiatives involving a review of Liberty Tax-owned stores and service providers to improve the Company's overall long-term profitability. The Company incurred $8.3 million of expenses in the three months ended July 31, 2018 related to these initiatives. The expenses incurred are presented in the Restructuring expense line item in the accompanying consolidated statements of operations. The restructuring initiatives were completed in October 2018. The composition of the restructuring expenses incurred for the three months ended July 31, 2018 were as follows:

Expense	Cash	Accrued Expenses	Non-cash	Total Expense
	(In thousands)
Property and intangible impairments and exit costs	193	3,859	4,214	8,266
Total	$193	$3,859	$4,214	$8,266

The property and intangible impairments and exit costs, which were primarily recorded in assets held for sale, were comprised of expenses related to lease obligations and non-cash charges associated with intangible write-downs. The accrued restructuring expenses of $3.9 million are included in "Accounts payable and accrued expenses" in the accompanying consolidated balance sheets.

A summary of the activity in accrued expenses related to restructuring initiatives for the three months ended July 31, 2019 and 2018 is as follows:

	Three Months Ended July 31, 2019
	Contract termination costs	Property and intangible impairments and exit costs	Total accrued expenses
	(In thousands)
Balance at beginning of period	$690	$1,467	$2,157
Cash payments	—	(190)	(190)
Balance at end of period	$690	$1,277	$1,967

	Three Months Ended July 31, 2018
	Contract termination costs	Property and intangible impairments and exit costs	Total accrued expenses
	(In thousands)
Balance at beginning of period	$1,359	$—	$1,359
Additions accrued against the liability	—	3,859	3,859
Balance at end of period	$1,359	3,859	$5,218

(5) Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the three months ended July 31, 2019 and 2018 were as follows:

	July 31, 2019	July 31, 2018
	(In thousands)
Balance at beginning of period	$6,566	$8,640
Acquisitions of assets from franchisees and others	1,822	—
Buddy's Acquisition	86,147	—
Disposals and foreign currency changes, net	18	(643)
Balance at end of period	$94,553	$7,997
Components of intangible assets were as follows as of July 31, 2019, April 30, 2019 and July 31, 2018:

	July 31, 2019
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Tradenames (1)	3 years	11,425	(55)	11,370
Franchise agreements acquired in Buddy's Acquisition	10 years	10,100	(56)	10,044
Customer contracts acquired in Buddy's Acquisition	6 years	7,700	(71)	7,629
Non-compete agreements	2 years	64	—	64
Assets acquired from franchisees:
Customer lists	4 years	2,712	(1,361)	1,351
Reacquired rights	2 years	1,925	(1,462)	463
AD rights	9 years	33,136	(14,971)	18,165
Total intangible assets		$67,062	$(17,976)	$49,086

(1) $11.1 million of tradenames was acquired in the Buddy's Acquisition which have an indefinite life. It is tested for impairment on an annual basis.

	April 30, 2019
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Customer lists acquired from unrelated third parties	5 years	$1,027	$(1,027)	$—
Tradenames	3 years	108	(52)	56
Assets acquired from franchisees:
Customer lists	4 years	2,015	(1,288)	727
Reacquired rights	2 years	1,660	(1,380)	280
AD rights	9 years	32,271	(14,173)	18,098
Total intangible assets		$37,081	$(17,920)	$19,161

	July 31, 2018
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Customer lists acquired from unrelated third parties	5 years	$3,187	$(1,700)	$1,487
Tradenames	3 years	539	(252)	287
Non-compete agreements	2 years	241	(175)	66
Assets acquired from franchisees:
Customer lists	4 years	1,459	(1,220)	239
Reacquired rights	2 years	1,157	(1,122)	35
AD rights	10 years	32,002	(11,351)	20,651
Total intangible assets		$38,585	$(15,820)	$22,765

The Company acquired $0.9 million and $1.3 million of AD rights during the three months ended July 31, 2019 and 2018, respectively.
During the three months ended July 31, 2019 and 2018, the Company recorded intangible assets of $32.9 million, and $1.9 million, respectively, from various acquisitions. During the three months ended July 31, 2019, $28.9 million of the assets acquired pertained to the Buddy’s Acquisition and the remaining intangible assets were acquired from franchisees and other third parties. During the three months ended July 31, 2018, the majority of assets acquired from franchisees and third parties in the U.S. were recorded as assets held for sale, while assets acquired in Canada were recorded as intangible assets.

(6) Assets Held For Sale

In the third quarter of fiscal 2019, the Company reclassified all assets associated with its U.S. Liberty Tax-owned offices from assets held for sale to reacquired rights, customer lists and goodwill. Prior to the third quarter of fiscal 2019, assets acquired from U.S. franchisees were classified as assets held for sale. During the three months ended July 31, 2018, the Company acquired less than $0.1 million in assets from U.S. franchisees and third parties that were first accounted for as business combinations, with the value allocated to customer lists and reacquired rights of less than $0.1 million and goodwill of less than $0.1 million prior to being recorded as assets held for sale. The acquired businesses are operated as Company-owned offices until a buyer is located and a new franchise agreement is entered into.

Changes in the carrying amount of assets held for sale for the three months ended July 31, 2019 and 2018 were as follows:

	Three Months Ended July 31,
	2019	2018
	(In thousands)
Balance at beginning of period	$—	$8,941
Reacquired and acquired from third parties	—	37
Sold or terminated, impairments and other	—	(3,747)
Balance at end of period	$—	$5,231

(7) Revenue

For detail regarding the principal activities from which the Liberty Tax segment generates its revenue, see "Note 1. Description of Business and Summary of Significant Accounting Policies" in the Company’s April 30, 2019 Annual Report on Form 10-K filed on June 27, 2019. The following is a description of the principal activities from which the Buddy's segment generates its revenues. For more detailed information regarding reportable segments, see "Note 16. Segments."

•
Rental-Purchase Agreements: The Company provides merchandise, consisting of consumer electronics, computers, residential furniture, appliances, and household accessories to its customers pursuant to rental purchase agreement which provide for weekly, semi-monthly or monthly rental terms with non-refundable rental payments. At the expiration of each rental term customers renew the rental agreement by pre-paying for the next rental term. Customers have the option to purchase the leased goods at any point in the lease term. Customers can terminate the agreement at the end of any rental term without penalty. Therefore, rental transactions are accounted for as operating leases and rental revenue is recognized over the rental term. Cash received prior to beginning of the lease term is recorded as deferred revenue. Revenue related to various payment, reinstatement or late fees are recognized when paid by the customer at the point service is provided. The Company offers additional product plans along with rental agreements which provide customers with liability protection against significant damage or loss of a product, and club membership benefits, including various discounts programs and product service and replacement benefits in the event merchandise is damaged or lost. Customers renew product plans in conjunction with their rental term renewals and can cancel the plans at any time. Revenue for product plans is recognized over the term of the plan.

•
Merchandise Sales: Merchandise sales include payments received for the exercise of the early purchase option offered through rental purchase agreements or merchandise sold through point of sale transactions. Revenue for merchandise sales is recognized when payment is received, and ownership of the merchandise passes to the customer. The remaining net value of merchandise sold is recorded to cost of sales at the time of the transaction.

Contract Balances

The following table provides information about receivables and contract liabilities (deferred revenue) from contracts with customers:

	July 31, 2019	April 30, 2019	July 31, 2018
	(In thousands)
Notes receivable	$32,050	$28,542	$39,284
Deferred revenue	8,553	8,654	10,938

Significant changes in deferred franchise and AD fees are as follows:

Three Months Ended
July 31, 2019
(In thousands)
Deferred franchise and AD fees at beginning of period	$8,654
Revenue recognized during the period	(1,451)
Deferred revenue assumed from the Buddy's Acquisition	819
New deferrals (terminations) of franchise and AD fees	531
Deferred franchise and AD fees at end of period	$8,553

Anticipated Future Recognition of Deferred Revenue

The following table reflects the estimated deferred revenue expected to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

Estimate for Fiscal Year
(In thousands)
2020 (1)	$1,781
2021	2,769
2022	1,743
2023	1,012
2024	358
Thereafter	890
Total	$8,553

(1) Represents franchise and AD fees expected to be recognized for the remainder of fiscal 2020. The amount does not include $1.5 million of franchise and AD fee revenues recognized for the three months ended July 31, 2019.

(8) Leases

The Company's lease portfolio primarily consists of leases for its retail store locations and vehicles. The Company also leases certain office equipment under finance leases. The Company subleases some of its real estate and equipment leases. The Company determines if an arrangement is a lease at inception by evaluating whether the arrangement conveys the right to use an identified asset and whether the Company obtains substantially all of the economic benefits from and has the ability to direct the use of the asset. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets; the Company recognizes expense for these leases on a straight-line basis over the lease term. For leases with an initial term in excess of 12 months, lease right-of-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the committed lease term at the lease commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate and the information available at the lease commencement date in determining the present value of future lease payments. Most leases include one or more options to renew and the exercise of renewal options is at the Company’s sole discretion. The Company does not include renewal options in its determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. Operating lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Lease right-of-use assets are periodically reviewed for impairment losses. The Company uses the long-lived assets impairment guidance in ASC Subtopic 360-10, “Property, Plant, and Equipment - Overall,” to determine whether a right-of-use asset is impaired, and if so, the amount of the impairment loss to recognize.

The Company has lease agreements with lease and non-lease components, which the Company elects to combine as one lease component for all classes of underlying assets. Non-lease components include variable costs based on actual costs incurred by the lessor related to the payment of real estate taxes, common area maintenance, and insurance. These variable payments are expensed as incurred as variable lease costs.

The lease cost for leases that was recognized in the accompanying unaudited condensed statement of operations for the three months ended July 31, 2019 was as follows:

(In thousands)
Operating lease costs	$1,496
Short-term operating lease costs	4
Variable operating lease cost	19
Sublease income	(645)
Total operating lease cost	$874

Finance lease cost
Amortization of right-of-use assets	$29
Interest on lease liabilities	3
Total finance lease cost	$32

As of July 31, 2019, maturities of lease liabilities were as follows:

	Operating leases	Finance leases
	(In thousands)
2020	$5,977	$328
2021	5,563	437
2022	3,702	261
2023	2,382	56
2024	1,947	—
Thereafter	8,741	—
Total undiscounted lease payments	28,312	1,082
Less interest	3,953	47
Present value of lease liabilities	$24,359	$1,035

Information regarding the weighted-average remaining lease term and the weighted-average discount rate for leases as of July 31, 2019 included a weighted-average remaining lease term of 6.2 years for operating leases and 2.6 years for finance leases and a weighted-average discount rate of 4.8% for operating leases and 3.7% for finance leases.

The right-of-use asset for finance leases as of July 31, 2019 amounts to $1.0 million and is included in property, equipment, and software, net.

The following represents other information pertaining to the Company's lease arrangements for the three months ended July 31, 2019:

(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,575
Operating cash flows from finance leases	3
Financing cash flows from finance leases	38

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended April 30, 2019 and in accordance with ASC 840, future minimum lease payments under non-cancellable operating leases with initial lease terms in excess of one year, together with amounts due from franchisees under subleases, were as follows as of April 30, 2019:

	Lease payments	Sublease receipts
	(In thousands)
Year ending April 30:
2020	$5,164	$1,593
2021	2,387	673
2022	1,166	320
2023	352	180
2024	32	24
Thereafter	51	77
Total minimum lease payments	$9,152	$2,867

(9) Long-Term Obligations

Buddy's Credit Agreement

On July 10, 2019 as part of the Buddy's Acquisition, the Company, through a wholly owned subsidiary, entered into a Credit Agreement (the "Buddy's Credit Agreement") that provides for an $82.0 million first priority senior secured term loan which matures on July 10, 2024. The term loan will bear interest, at the option of the Company, at either (i) a rate per annum based on London Interbank Offered Rate ("LIBOR") for an interest period of one, two, three or six months (a "LIBOR Loan"), plus an interest rate margin of 8.0% with a 1.50% LIBOR floor, payable in arrears at the end of each applicable interest period or (ii) an alternate base rate determined as provided in the Buddy's Credit Agreement, plus an interest rate margin of 7.0% (an "ABR Loan") with a 2.50% alternate base rate floor, payable in arrears on the first day of each fiscal quarter. If the consolidated leverage ratio exceeds certain thresholds set forth in the Buddy's Credit Agreement, the Company will also be required to pay an additional 2.0% interest to be paid in-kind. The obligation under the Buddy's Credit Agreement are guaranteed by certain subsidiaries of the Company and secured on a first priority basis by the assets of Buddy's. A portion of the proceeds of the Buddy's Credit Agreement were used to terminate the outstanding revolving credit facility of Buddy's.

The Company is required to repay the Buddy's Credit Agreement in equal quarterly installments of $1,025,000 on the first day of each calendar quarter, commencing on October 1, 2019. The Company is required to prepay the term loan with 75% of consolidated excess cash flow on an annual basis and with the net cash proceeds of certain other customary events. All voluntary and certain mandatory prepayments are subject to a prepayment penalty. The Buddy's Credit Agreement includes customary affirmative, negative and financial covenants binding on the Company. The negative financial covenants limit the ability of the Company to incur debt, incur liens, make investments, sell assets, pay dividends on its capital stock and enter into transactions with affiliates. The financial covenants include a maximum consolidated leverage ratio and a minimum fixed charge coverage ratio to be tested at the end of each fiscal quarter and a requirement that the minimum consolidated liquidity of certain subsidiaries must not be less than $1.0 million at any time. In addition, the Buddy’s Credit Agreement includes customary events of default, the occurrence of certain of which may require that the Company to pay an additional 2.0% interest on the term loan to be paid in-kind. The Company was in compliance with all covenants of the Buddy’s Credit Agreement as of July 31, 2019.

Liberty Tax Credit Agreement

On May 16, 2019, the Company entered into a new Credit Agreement (the "Credit Agreement") that provides for a $135.0 million senior revolving credit facility (the "Revolving Credit Facility"), with a $10.0 million sub-facility for the issuance of letters of credit, and a $20.0 million swingline loan sub-facility. The Company’s obligations under the Credit Agreement are guaranteed by each of the Company’s direct and indirect domestic wholly-owned subsidiaries. None of the Company’s direct or indirect foreign subsidiaries has guaranteed the Revolving Credit Facility. The Company’s obligations under the Credit Agreement are secured by substantially all of the assets (other than existing real property) of the Liberty Tax segment and each guarantor (including all or a portion of the equity interests in certain of the Company’s domestic and foreign subsidiaries). The Credit Agreement replaces the Company’s prior credit facility.

The Revolving Credit Facility will mature on May 31, 2020. Borrowings under the Revolving Credit Facility will, at the option of the Company, bear interest at either (i) a LIBOR Loan, plus an applicable interest rate margin determined as provided in the Credit Agreement, or (ii) an ABR Loan, each as determined as provided in the Credit Agreement. The applicable interest rate margin varies from 3.0% per annum to 4.0% per annum for LIBOR Loans, and from 2.0% per annum to

3.0% per annum for ABR Loans, in each case depending on the Company’s consolidated leverage ratio and is determined in accordance with a pricing grid set forth in the Credit Agreement (the “Pricing Grid”). Interest on LIBOR Loans is payable in arrears at the end of each applicable interest period, and interest on ABR Loans is payable in arrears at the end of each calendar quarter. There are no prepayment penalties in the event the Company elects to prepay and terminate the Revolving Credit Facility prior to its scheduled maturity date, subject to LIBOR breakage and redeployment costs in certain limited circumstances. The Company agrees in the Credit Agreement to pay a fee on the average daily unused amount of the Revolving Credit Facility during the term thereof. Such unused fee is payable in arrears at the end of each calendar quarter and accrues at a rate which varies from 0.25% to 0.5% depending on the Company’s consolidated leverage ratio, as determined in accordance with the Pricing Grid. The Company also agrees to pay (x) a fee for each outstanding letter of credit at a rate per annum equal to the applicable interest rate margin for LIBOR Loans, as determined in accordance with the Pricing Grid, multiplied by the average daily amount available to be drawn under such letter of credit, and (y) to the letter-of-credit issuer, a fronting fee which shall accrue at a rate of 0.125% per annum on the average daily amount of the outstanding aggregate letter-of-credit obligations under the Credit Agreement. The average interest rate paid during the three months ended July 31, 2019 was 8.00%.

The Credit Agreement includes customary affirmative, negative, and financial covenants binding on the Company, including delivery of financial statements and other reports and maintenance of existence. The financial covenants set forth in the Credit Agreement include a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio, each of which will be tested at the end of each fiscal quarter of the Company, and a minimum consolidated net worth ratio tested at the end of each fiscal year of the Company. The Credit Agreement provides that, for a period of 30 consecutive days after May 16, 2019, our outstanding obligations under the Credit Agreement will not exceed $12.5 million. Additionally, from April 30, 2020 until the maturity date, our outstanding obligations must be reduced to $0. In addition, the Credit Agreement includes customary events of default. The Company was in compliance with all covenants of the Credit Agreement as of July 31, 2019.

Vintage Subordinated Note

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

Other Indebtedness

The Company previously had a credit facility that consisted of a term loan with an original principal amount of $21.2 million and a revolving credit facility that allowed borrowing of up to $170.0 million with an accordion feature that permitted the Company to request an increase in availability of up to an additional $50.0 million. Outstanding borrowings accrued interest, which was paid monthly at a rate of the one-month LIBOR plus a margin ranging from 1.50% to 2.25% depending on the Company’s leverage ratio.

The average interest rate paid during the three months ended July 31, 2018 was 3.74%. The indebtedness was collateralized by substantially all the assets of the Company, and both loans matured on April 30, 2019 (except as to the commitments of one smaller lender which matured on September 30, 2017).

The former credit facility contained certain financial covenants that the Company was required to meet, including leverage and fixed-charge coverage ratios as well as minimum net worth requirements. In addition, the Company was required to reduce the outstanding balance under its revolving credit facility to zero for a period of at least 45 consecutive days each fiscal year.

In December 2016, the Company obtained a mortgage payable to a bank in monthly installments of principal payments plus interest at the one-month LIBOR plus 1.85% through December 2026 with a balloon payment of $0.8 million due at maturity. The mortgage is collateralized by land and buildings.

In December 2016, in connection with obtaining a mortgage payable to a bank, the Company entered into an interest rate swap agreement that allows it to manage fluctuations in cash flow resulting from changes in the interest rate on the mortgage. This swap effectively changes the variable-rate of the Company's mortgage into a fixed rate of 4.12%. The Company has designated this swap agreement as a cash flow hedge. At July 31, 2019, the fair value of the interest rate swap is less than $0.1 million and is included in accounts payable and accrued expenses. The interest rate swap expires in December 2026.
Long-term obligations at July 31, 2019, April 30, 2019, and July 31, 2018 consisted of the following:

	July 31, 2019	April 30, 2019	July 31, 2018
	(In thousands)
Revolver	$20,000	$—	$12,590
Term loan, net of debt issuance costs	79,837	11,958	14,334
Due former ADs, franchisees and third parties	921	1,178	2,477
Mortgages	1,880	1,912	2,007
	102,638	15,048	31,408
Less: current installments	(24,450)	(13,108)	(29,513)
Long-term obligations, excluding current installments, net	$78,188	$1,940	$1,895

(10) Income Taxes
Similar to prior years, pre-tax book income estimated in the fourth quarter of fiscal 2020 is expected to offset pre-tax book loss for the three months ended July 31, 2019, due to the established pattern of seasonality in our primary business operations. Management determined that it is at least more-likely-than-not that realization of tax benefits recorded in our financial statements will occur during fiscal 2020. The amount of tax benefit recorded for the three months ended July 31, 2019 reflects the Company’s estimated annual effective tax rate applied to the year-to-date loss from continuing operations adjusted for the tax impact of discrete items.
Our effective tax rate from continuing operations, including discrete income tax items, was 21.1% and 32.9% for the three months ended July 31, 2019 and 2018, respectively. The reduced effective tax rate results primarily from adjustments to deferred taxes as a result of remeasurement of tax rates in the prior year that did not recur in fiscal 2020, the permanent tax effect related to non-deductible acquisition-related costs for the Buddy’s Acquisition, and the establishment of New Holdco and the related non-controlling interests. As New Holdco is treated as a partnership for tax purposes, any net income or loss is passed through on pro rata basis to its members. Therefore, the effective tax rate reflects only the allocable share of income or loss of New Holdco related to Liberty Tax.

In addition, the impact of the Buddy’s Acquisition has been considered for the three months ended July 31, 2019. The Buddy’s Acquisition had no material impact to income tax expense for the quarter, and Buddy’s post-acquisition operations have been included in the tax expense calculation for the period. The Company recorded an additional $10.7 million deferred tax liability to account for cumulative temporary differences resulting from the Buddy’s Acquisition. These initial amounts recorded in connection with purchase accounting will be adjusted during the measurement period as the Company gathers information regarding facts and circumstances that exist as of the Buddy's Acquisition Date.

(11) Stockholders’ Equity

Stockholders' Equity Activity

Under the terms of the Buddy's Acquisition, the Company entered into a subscription agreement with Tributum (the “Closing Subscription Agreement”), pursuant to which Tributum purchased from the Company 2,083,333.33 shares of common stock at a purchase price of $12.00 per share for an aggregate purchase price of $25.0 million in cash. Also, under the terms of the Buddy's Acquisition, the Company entered into a second subscription agreement with Tributum (the “Post-Closing Subscription Agreement”), pursuant to which Tributum committed to purchase from the Company additional shares of common stock at a purchase price of $12.00 per share. The number of shares purchased pursuant to the Post-Closing Subscription Agreement will be determined based on the number of shares of common stock tendered in a tender offer, as described below,

(among other factors), and such amount will be equal to the amount of shares of common stock necessary for the aggregate purchase price received by the Company to be sufficient to complete the tender offer after applying the proceeds from the Closing Subscription Agreement, the Revolving Credit Facility and the Buddy’s Credit Agreement. The purchase price under the Post Closing Subscription Agreement will not exceed $40 million in the aggregate. We relied on an exemption from registration for the issuances and sales described above pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act because the foregoing issuances and sales did not and will not involve a public offering, Tributum is an “accredited investor” and/or had access to similar documentation and information as would be required in a registration statement under the Securities Act and Tributum acquired or will acquire the common stock for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The common stock was offered without any general solicitation by the Company or its representatives. No underwriters or agents were involved in the foregoing issuances and sales and we paid no underwriting discounts or commissions. The common stock issued and sold, or that will be issued and sold, is subject to transfer restrictions, and the certificates evidencing such common stock, if any, will contain an appropriate legend stating that such Common Stock has not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The common stock was not registered under the Securities Act and such Common Stock may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

Under the terms of the Buddy's Acquisition, on August 1, 2019, the Company commenced a tender offer (the “Tender Offer”) to purchase any and all of the outstanding shares of the Company's common stock for cash at a price of $12.00 per share, without interest. The Tender Offer is not subject to a minimum tender requirement, and certain large stockholders of the Company have agreed not to tender their shares in the Tender Offer. The Tender Offer will be financed through cash on hand and (i) the $25.0 million Closing Subscription Agreement, (ii) the proceeds of the Buddy’s Credit Agreement and (iii) to the extent that total tender offer acceptances exceed the available proceeds from the term loan financing and the initial Tributum equity investment, Tributum has entered into a binding commitment to finance the remainder of the financing needs, if applicable, by entering into the Post-Closing Subscription Agreement with the Company to purchase a number of the Company's common stock at a purchase price of $12.00 per share to finance the Tender Offer.

Under terms of the Buddy's Acquisition, the Company issued the Buddy's Members 1,616,667 shares of Preferred Stock. One-fifth of a share of Preferred Stock along with one New Holdco unit can be exchanged for one share of the Company's common stock.

Under the terms of the Buddy's Acquisition, the Company filed with the U.S. Securities and Exchange Commission (the "SEC") an information statement regarding certain amendments to the Company's Second Amended and Restated Certificate of Incorporation, including an amendment to increase the number of authorized shares of the Company to 200,000,000, comprised of 180,000,000 shares of common stock and 20,000,000 shares of Preferred Stock.

During the three months ended July 31, 2018, the sole holder of the Company's Class B common stock entered into a stock purchase agreement to sell all of his outstanding shares of the Company's Class A common stock and Class B common stock owned directly and indirectly by him. In connection with the sale, the shares of the Company’s Class B common stock converted into shares of the Company’s Class A common stock on a one-for-one basis and for no additional consideration. As of July 31, 2019, no shares of the Company’s Class B common stock remained outstanding. In addition, an agreement was reached which converted the 10 shares of special voting preferred stock to 1,000,000 shares of Common Stock. Pursuant to the Company’s Second Amended and Restated Certificate of Incorporation, as approved by stockholders on December 13, 2018, the Company currently has only one class of common stock.

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss at July 31, 2019, April 30, 2019 and July 31, 2018 were as follows.

	July 31, 2019	April 30, 2019	July 31, 2018
	(In thousands)
Foreign currency adjustment	$(1,565)	$(1,908)	$(1,583)
Unrealized gain on interest rate swap agreement, net of taxes	(40)	(2)	44
Total accumulated other comprehensive loss	$(1,605)	$(1,910)	$(1,539)

Non-controlling interest

We are the sole managing member of New Holdco LLC and, as a result, consolidate the financial results of New Holdco. We report a non-controlling interest representing the economic interest in New Holdco held by the Buddy’s Members. The New Holdco LLC Agreement provides that the Buddy’s Members may, from time to time, require the Company to redeem all or a portion of their New Holdco units for newly-issued shares of common stock on a basis of one New Holdco Unit and one-fifth of a share of Preferred Stock of the Company for one share of common stock of the Company. In connection with any redemption or exchange, we will receive a corresponding number of New Holdco units, increasing our total ownership interest in New Holdco. Changes in our ownership interest in New Holdco while we retain our controlling interest in New Holdco will be accounted for as equity transactions. As such, future redemptions or direct exchanges of New Holdco units by the Buddy’s Members will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase additional paid-in capital. As of July 31, 2019, the Company had an ownership interest of 63.6% in New Holdco and reported a non-controlling interest equal to 36.4% and there were no exchanges of New Holdco units.

Net Loss per Share

Prior to 2019, due to the Company having Class A and Class B common stock, net income (loss) was computed using the two-class method. Basic net income (loss) per share was computed by allocating undistributed earnings to common stock and participating securities (exchangeable shares) and using the weighted-average number of common stock outstanding during the period.  Undistributed losses were not allocated to participating securities because they do not meet the required criteria for such allocation. The rights, including liquidation and dividend rights, of the holders of Class A and Class B common stock were identical, with the exception of the election of directors. As a result, the undistributed earnings were allocated based on the contractual participation rights of the Class A and Class B common stock as if the earnings for the year had been distributed.  Participating securities had dividend rights that were identical to Class A and Class B common stock.

At July 31, 2019, the Company no longer had any outstanding Class B common stock or exchangeable shares. In addition, the Preferred Stock of the Company does not share in any income or loss and therefore is not a participating security but is a potentially dilutive security upon exchange to common stock.

Diluted net income (loss) per share is computed using the weighted-average number of common stock and, if dilutive, the potential common stock outstanding during the period. Potential common stock consists of the incremental common stock issuable upon the exercise of stock options and vesting of restricted stock units. The dilutive effect of outstanding stock options and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method. Additionally, the computation of the diluted net income (loss) per share of Class A common stock assumed the conversion of Class B common stock, exchangeable shares, and Preferred Stock, if dilutive, while the diluted net loss per share of Class B common stock did not assume conversion of those shares.
The computation of basic and diluted net loss per share for the three months ended July 31, 2019 and 2018 is as follows:

	Three Months Ended July 31, 2019	Three Months Ended July 31, 2018
		Class A	Class B
	Common Stock	Common Stock	Common Stock
	(In thousands, except for share and per share amounts)
Basic and diluted net loss per share:
Numerator
Allocation of undistributed losses attributable to Liberty Tax	$(15,903)	$(19,081)	$(290)
Denominator
Weighted-average common stock outstanding	14,555,330	12,882,439	195,652

Basic and diluted net loss per share	$(1.09)	$(1.48)	$(1.48)

As a result of the net losses for the periods shown, diluted net loss per share excludes the impact of shares of potential common stock from the exercise of options to purchase 497,166 and 692,205 shares for the three months ended July 31, 2019 and 2018, respectively, and the conversion or exchange of all Class B common stock, exchangeable shares and Preferred Stock because the effect would be anti-dilutive.

(12) Stock Compensation Plans

Stock Options

The Company has an equity and cash incentive plan, for the issuance of up to 2,500,000 shares of common stock in which employees and outside directors are eligible to receive awards. At July 31, 2019, 1,557,254 shares of common stock remain available for grant.
Stock option activity during the three months ended July 31, 2019 was as follows:

	Number of options	Weighted average exercise price
Balance at beginning of period	796,244	$10.88
Exercised	(28,138)	10.90
Expired or forfeited	(91,743)	10.55
Balance at end of period	676,363	$10.93

Intrinsic value is defined as the fair value of the stock less the cost to exercise. The total intrinsic value of options exercised during the three months ended July 31, 2019 was less than $0.1 million. The total intrinsic value of stock options outstanding at July 31, 2019 was $1.1 million. Stock options vest from the date of grant to five years after the date of grant and expire from four to seven years after the vesting date.
Nonvested stock options activity during the three months ended July 31, 2019 was as follows:

	Nonvested options	Weighted average exercise price
Balance at beginning of period	654,514	$10.35
Vested	(242,997)	10.10
Forfeited	(91,743)	10.55
Balance at end of period	319,774	$10.47

At July 31, 2019, unrecognized compensation costs related to nonvested stock options were $0.5 million. These costs are expected to be recognized through fiscal 2022.
The following table summarizes information about stock options outstanding and exercisable at July 31, 2019:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of shares outstanding	Weighted average exercise price	Weighted average remaining contractual life (in years)	Number of options exercisable	Weighted average exercise price

$0.00 - $10.89	480,826	$9.64	5.7	292,997	$9.80
$10.90 - $16.38	168,207	12.18	3.9	36,262	12.79
$16.39 - $26.17	18,858	22.57	1.0	18,858	22.57
$26.18 - $33.38	8,472	33.38	0.1	8,472	33.38
	676,363	$10.93		356,589	$11.34

Restricted Stock Units

Restricted stock activity during the three months ended July 31, 2019 was as follows:

	Number of restricted stock units	Weighted average fair value at grant date
Balance at beginning of period	168,792	$10.56
Granted	—	—
Vested	(53,550)	10.19
Forfeited	(22,870)	10.78
Balance at end of period	92,372	$10.72

At July 31, 2019, unrecognized compensation costs related to restricted stock units were $0.7 million. These costs are expected to be recognized through fiscal 2022.

(13) Fair Value of Financial Instruments

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

The Company measures or monitors certain of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for those assets and liabilities for which fair value is the primary basis of accounting. Other assets and liabilities are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The following tables present, at July 31, 2019, April 30, 2019 and July 31, 2018, for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis (In thousands):

	July 31, 2019
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Nonrecurring assets:
Impaired accounts and notes receivable, net of unrecognized revenue and allowance	$9,550	$—	$—	9,550
Total nonrecurring assets	$9,550	$—	$—	$9,550

Liabilities:
Recurring liabilities:
Contingent consideration included in obligations due former ADs, franchisees and others	$478	$—	$—	$478
Interest rate swap agreement	55	—	55	—
Total recurring liabilities	$533	$—	$55	$478

	April 30, 2019
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Recurring assets:
Cash equivalents	$15,772	$15,772	$—	$—
Total recurring assets	15,772	15,772	—	—
Nonrecurring assets:
Impaired accounts and notes receivable, net of unrecognized revenue	12,707	—	—	12,707
Contingent consideration for sale of accounting offices	1,120	—	—	1,120
Impaired goodwill	178	—	—	178
Impaired fixed assets	39	—	—	39
Total nonrecurring assets	14,044	—	—	14,044
Total recurring and nonrecurring assets	$29,816	$15,772	$—	$14,044

Liabilities:
Recurring liabilities:
Contingent consideration included in obligations due to former ADs, franchisees and others	$816	$—	$—	$816
Interest rate swap agreement	3	—	3	—
Total recurring liabilities	$819	$—	$3	$816

	July 31, 2018
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Recurring assets:
Interest rate swap agreement	$61	$—	$61	$—
Total recurring assets	61	—	61	—
Nonrecurring assets:
Impaired accounts and notes receivable, net of unrecognized revenue and allowance	15,199	—	—	15,199
Total nonrecurring assets	15,199	—	—	15,199
Total recurring and nonrecurring assets	$15,260	$—	$61	$15,199

Liabilities:				9539
Recurring liabilities:
Contingent consideration included in obligations due to former ADs, franchisees and others	$1,432	—	—	$1,432
Total recurring liabilities	$1,432	$—	$—	$1,432

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of level 1 or 2 requiring fair value measurements for each of the three months ended July 31, 2019 and 2018.

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

(14) Related Party Transactions

The Company considers directors and their affiliated companies, as well as named executive officers and members of their immediate families, to be related parties.

M. Brent Turner's (Interim Chief Executive Officer as of June 9, 2019) Consulting and Services Agreements

The Company is a participant in the following related party transactions with Mr. Turner since the beginning of fiscal 2020:

Turner Consulting Agreement. Mr. Turner entered into a Consulting Agreement on September 20, 2019 commencing on October 1, 2018 and in effect until September 30, 2019 (the "Consulting Agreement"). The Consulting Agreement paid a fee at a monthly rate of $65,000 with a total of $455,000 being paid in fiscal 2019. Mr. Turner entered into an Employment Agreement with the Company on June 9, 2019 upon his appointment as Interim Chief Executive Officer (the “Employment Agreement”). The Employment Agreement made the Consulting Agreement void and of no effect.

Revolution Financial Services Agreement. The Company entered into a one-year Services Agreement (the “Revolution Agreement”) with Revolution Financial, Inc. effective as August 23, 2019. Mr. Turner serves as the Chief Executive Officer of Revolution Financial, Inc.. The Revolution Agreement provides for certain transition services, including leased office space and information technology personnel. The fees for each service as provided in the Revolution Agreement is calculated based on the actual costs for each applicable service to be paid by the Company.

Vintage RTO, L.P.

Vintage RTO, L.P. ("Vintage") and its affiliates held approximately 37% of the aggregate voting power of the Company through their ownership of Common and Preferred Stock as of July 31, 2019. Brian Kahn and Andrew Lawrence, principals of Vintage, are members of the Company's Board of Directors with Mr. Lawrence also serving as the Company's Chairman of the Board. Vintage and other entities controlled by Mr. Kahn owned approximately 59.7% of Buddy's, which was acquired by the Company as part of the Buddy's Acquisition. Tributum, an affiliate of Vintage, also entered into the Closing Subscription Agreement to purchase 2,083,333.33 shares of the Company's Common Stock for $25.0 million and also entered into the Post-Closing Subscription Agreement with the Company to purchase additional shares, if required, to allow the Company to complete the Tender Offer.

Nicole Ossenfort’s (Former Chief Executive Officer) franchise agreement

Ms. Ossenfort, together with her husband, Scott Ossenfort (together, with Ms. Ossenfort, the “Ossenforts”), jointly own a Company franchise through JL Enterprises. JL Enterprises borrows operating funds for working capital to operate the franchises each year. During the three months ended July 31, 2019, JL Enterprises did not borrow operating funds for working capital to operate the franchise. During the three months ended July 31, 2019, the Company has recorded $46,467 of accounts receivable from the Ossenforts for royalties, advertising and financial product charges, of which a balance of $0 remained outstanding and payable to the Company as of July 31, 2019.

Shaun York’s (Chief Operating Officer) franchises and AD agreements

The Company is or was a participant in the following related party transactions with Mr. York since the beginning of fiscal 2020:

York Franchises. Mr. York operates ten Company franchises through S&P Holding Group LLC and My Business Group LLC (the “York Franchise Entities”). The York Franchise Entities borrow operating funds from the Company for working capital to operate the franchises each year. During the three months ended July 31, 2019, the York Franchise Entities borrowed operating funds in the amount of $52,660, of which $52,660 remained outstanding and payable to the Company as of July 31, 2019. In addition, during the three months ended July 31, 2019, the Company recorded $28,144 of accounts receivable from the York Franchise Entities for royalties, advertising and financial product charges, of which $42,440 remained outstanding and payable to the Company as of July 31, 2019. In August 2019, Mr. York sold his ownership interest in My Business Group LLC, and as a result, was subsequently removed from the franchisee entity through an amendment of the franchise agreements.

York AD. Mr. York has Area Development arrangements with the Company that are conducted through Yorkompany LLC and S&P Holding Group LLC (the “York AD Entities”). The York AD Entities were acquired by Mr. York through various transactions with the Company and through third party agreements with AD sellers. In connection with those transactions, the York AD Entities financed a total of $4,059,460 through the Company to acquire the Area Development territories and associated rights. The loans are payable by the York AD Entities in annual installments at 12% interest. As of July 31, 2019, the aggregate outstanding principal balance owed by the York AD Entities on the notes was $1,680,516.

As of July 31, 2019, the Company had accounts receivable from the York AD Entities of $2,553. The York AD Entities earned $87,920 for their portion of franchise fees, royalties and interest during the three months ended July 31, 2019.

York Debt Guarantees. Mr. York also has entered into multiple guarantee agreements with the Company whereby Mr. York has guaranteed all or a portion of the indebtedness owed by other franchisees and ADs to the Company as related to certain financial transactions for which Mr. York had an interest (the "York Debt Guarantees"). The indebtedness owed by these franchisees and ADs as of July 31, 2019 is approximately $2,577,156.

John Seal’s (former Director) AD agreement

JMS Tax, an entity controlled by Mr. Seal, a former director of the Company, owned an AD territory in Texas which a portion of the purchase price was financed through a note issued by the Company. On June 21, 2019 the Company repurchased Mr. Seal's AD for $410,000.

Tax Receivable Agreement

As discussed in "Note 2 Acquisition", in connection with the Buddy's Acquisition, the Company entered into a TRA with the Buddy's Members that provides for the payment to the Buddy's Members of 40% of the amount of any tax benefits that the Company actually realizes as a result of increases in the tax basis of the net assets of New Holdco resulting from any redemptions or exchanges of New Holdco units. There were no amounts paid or due under the TRA to the Buddy's Members as of and during the period ended July 31, 2019.

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

Delaware and Virginia Derivative Litigation

In Re: Liberty Tax, Inc. Stockholder Litigation, C.A. No. 2017-0883 (the "Delaware Action"). On December 27, 2017, this case consolidated two cases previously filed in the Court of Chancery of the State of Delaware. On April 17, 2018, the Plaintiffs filed an amended complaint (the "Amended Complaint"). The Amended Complaint added former directors Gordon D’Angelo, Ellen McDowell, Nicole Ossenfort, and John Seal, with Hewitt as individual defendants (collectively, the “Individual Defendants”) and asserted class action allegations. The Plaintiffs seek (i) a declaration that the Individual Defendants have breached the Company's Nominating Charter; (ii) a declaration that the Individual Defendants have breached their fiduciary duties; (iii) an award to the Plaintiffs and the Class in the amount of damages sustained as a result of the Individual Defendants' breaches; (iv) certification of the action as a class action; (v) an award to the Company in the amount of damages sustained as a result of the Individual Defendants’ breaches of their fiduciary duties; (vi) a grant of further appropriate equitable relief to remedy the Individual Defendants’ breaches, including injunctive relief; (vii) an award to the Plaintiffs of the costs and disbursements of this action, including reasonable attorneys’ fees, accountants’ and experts’ fees, costs and expenses;

and (viii) such further relief as the Court deems just and proper. The Company has answered the Amended Complaint and discovery is underway.

RSL Senior Partners LLC, derivatively and on behalf of Liberty Tax, Inc. v. Edward L. Brunot, John T. Hewitt, Kathleen E. Donovan, Gordon D’Angelo, John Garel, Thomas Herskovits, Robert M. Howard, Ross N. Longfield. Steven Ibbotson, Ellen M. McDowell, Nicole Ossenfort, George Robson and John Seal (Individual Defendants) and Liberty Tax. Inc. (Nominal Defendant), Case No. 18 cv 127, This case was filed on March 7, 2018 in the United States District Court for the Eastern District of Virginia (the “Virginia Action”). This purported stockholder derivative action was filed on behalf of the Company seeking to address the alleged wrongs of the Company’s directors and officers. The Complaint, which contains allegations that are substantially similar to the allegations in the Delaware Action, claims that certain conduct created an inappropriate tone at the top, resulting in the loss of key executives, employees, directors and otherwise harmed the Company. The Complaint asserts claims under Section 14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Section 10(b) and Rule 10b-5 and Section 20(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The Complaint seeks the following relief: (a) declaring that the Plaintiff may maintain this action on behalf of the Company, and that the Plaintiff is an adequate representative of the Company; (b) declaring that the Individual Defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company; (c) determining and awarding to the Company the damages sustained by it as a result of the violations set forth above from each of the Individual Defendants, jointly and severally, together with pre-judgment and post-judgment interest thereon; (d) directing the Company and the Individual Defendants to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable laws and to protect the Company and its stockholders from a repeat of the damaging events (e) awarding the Company restitution from Individual Defendants; and (f) awarding the Plaintiff the costs and disbursements of the action, including reasonable attorneys’ and experts’ fees, costs, and expenses.

No claim or relief is asserted against the Company, which is named solely as a Nominal Defendant.

The Delaware and Virginia Actions are in the process of being settled. On January 25, 2019, the Company along with the named Individual Defendants entered into a Memorandum of Understanding (the “MOU”) with the Plaintiffs, regarding settlement of the Delaware Action which will result in certain enhancements to the Company’s code of conduct and training of employees, and disclosure of The Nasdaq Global Select Market's ("Nasdaq") appeal ruling delisting the Company’s common stock from Nasdaq. The Plaintiffs have agreed that the settlement, which is subject to the execution of a definitive settlement agreement and court approval, will include a dismissal of the lawsuits with prejudice and a release of all claims against the Company and the Individual Defendants asserted in the Delaware Action and the Virginia Action. If the parties to the MOU execute a stipulation of settlement, a hearing will be held at which the Delaware Court of Chancery will consider the fairness, reasonableness and adequacy of the settlement. In connection with the settlement, the Company will negotiate in good faith the amount of reasonable legal fees and expenses of the Plaintiffs’ counsel which will ultimately be paid by the Company and/or its insurance carrier. No agreement has been reached on the amount of the fees and expenses, which is subject to court approval. On March 15, 2019, the parties entered into a stipulation of settlement. On March 26, 2019, the Delaware Court of Chancery entered a scheduling order. Under the Order the Company provided the required notice of the proposed settlement and provided the date and time of the hearing, which took place on June 28, 2019. On June 7, 2019, the Plaintiffs in the Delaware Action filed their opening brief in support of final approval of settlement and for award of attorney’s fees and expenses. On June 18, 2019, the Company filed a brief in support of the settlement and in opposition to the Plaintiffs’ application for award of attorneys’ fees and expenses.

On June 7, 2019, the Plaintiffs in the Delaware Action filed their opening brief in support of final approval of settlement and for award of attorney’s fees and expenses. On June 18, 2019, the Company filed a brief in support of the settlement and in opposition to Plaintiffs’ application for award of attorneys’ fees and expenses. The Court held a hearing on June 26, 2018 and awarded the Plaintiffs $1.4 million in fees, $1.0 million less than their request.

The parties to the Virginia Action have also agreed that all claims in the Virginia Action have been settled and that the parties will seek to stay the Virginia Action pending the settlement proceedings in Delaware. The parties to the Virginia Action have agreed to dismiss the Virginia Action with prejudice within five business days of the settlement of the Delaware Action becoming final. The Company has agreed that it (and/or its insurance carrier) will pay $295,000 in fees and expenses to the Plaintiffs' counsel in the Virginia Action in connection with settlement of the Virginia Action. On March 15, 2019, the Court granted a motion to stay the case for 90 days. On May 3, 2019, the Court entered an order setting schedule, including the date for the fee approval and approved notice to stockholders. A fairness hearing for the Virginia Action is scheduled for September 11, 2019.

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

Eastern District of New York Securities Litigation

In Re Liberty Tax, Inc. Securities Litigation, Case No. 27 CV 07327. This case consolidated two previously filed cases on July 12, 2018. The case, among other things, asserts that the Company’s SEC filings over a multi-year period failed to disclose the alleged misconduct of the individual defendants and that disclosure of the alleged misconduct caused the Company’s stock price to drop and, thereby harm the purported class of stockholders. The class period is alleged to be October 1, 2013 through February 23, 2018. The defendants filed a joint motion to dismiss the Consolidated Amended Class Action Complaint on September 17, 2018. The Lead Plaintiff served their opposition on November 1, 2018 and the defendants filed their reply brief on November 27, 2018. A mediation took place on November 12, 2018 but did not result in a resolution. The motion to dismiss is still pending before the Court.

Stockholder Class Action and Derivative Complaint

Case No. 2019-0633-AG. On August 12, 2019, Asbestos Workers’ Philadelphia Pension Fund, individually and on behalf of all others similarly situated and derivatively on behalf of the Company filed a class action and derivative complaint (the “Derivative Complaint”) in the Court of Chancery of the State of Delaware, against Matthew Avril, Patrick A. Cozza, Thomas Herskovits, Brian R. Kahn, Andrew M. Laurence, Lawrence Miller, G. William Minner Jr., Bryant R. Riley, Kenneth M. Young, (collectively the “Derivative Complaint Individual Defendants”), and against Vintage Capital Management, LLC ("Vintage"), B. Riley Financial, Inc. (B. Riley"), and the Company as a Nominal Defendant.

The Derivative Complaint alleges breach of fiduciary duty against the Derivative Complaint Individual Defendants based on the following allegations: (a) causing the Company to completely transform its business model and to acquire Buddy’s at an inflated price, (b) transfer the control of the Company to Vintage and B. Riley for no premium and without a stockholder vote, (c) allowing Vintage and B. Riley’s other former stockholders to unfairly extract additional value from the Company by virtue of a TRA, (d) the offering to the Company's non-Vintage and non-B. Riley stockholders of an inadequate price for their shares of Company stock ($12.00 per share), (e) disseminating materially misleading and/or omissive Tender Offer documents, and (f) issuing additional Company shares to Vintage at less than fair value to fund the Tender Offer and Vitamin Shoppe Acquisition.  The Derivative Complaint also includes a count of unjust enrichment against Vintage and B. Riley.

The Derivative Complaint seeks: (a) declaration that the action is properly maintainable as a class action; (b) a finding the Individual Defendants are liable for breaching their fiduciary duties owed to the class and the Company; (c) a finding that demand on the Company's Board is excused as futile; (d) enjoining the consummation of the Tender Offer unless and until all material information necessary for the Company's stockholders to make a fully informed tender decision has been disclosed; (e) a finding Vintage and B. Riley are liable for unjust enrichment; (f) an award to Plaintiff and the other members of the class damages in an amount which may be proven at trial; (g) an award to Plaintiff and the other members of the class pre-judgment and post-judgment interest, as well as their reasonable attorneys’ and expert witness fees and other costs; (h) an award to the Company in the amount of damages it sustained as a result of Individual Defendants’ breaches of fiduciary duties to the Company; and (i) awarding such other and further relief as this Court may deem just and proper.

Simultaneously with the filing of the Derivative Complaint, the Plaintiff filed a motion seeking expediate proceedings. The motion was withdrawn as the Derivative Complaint Individual Defendants agreed to produce certain documents.

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

On September 13, 2018, the Fourth Circuit issued a mandate that the judgment of the Fourth Circuit entered August 8, 2018 takes effect as of the same date of said filing. The matter was sent back to the District Court to recalculate damages consistent with the Fourth Circuit’s decision. On November 29, 2018, the Court issued an order awarding Aime approximately $0.3 million in damages. Either party may potentially exercise a right to appeal the Court’s order, therefore the ultimate outcome of this action and the timing of such outcome is uncertain and there can be no assurance that the Company will benefit financially from such litigation.

Before the District Court on remand, the parties briefed the question of what damages remained in place after the Court of Appeals’ ruling. On November 30, 2018, the District Court ruled that the Company remained liable to Aime for $0.3 million in damages. The Court also ordered return of the Company's appeal bond. As a result of this ruling, the Company reduced the liability from $2.7 million to $0.3 million in the third quarter of fiscal 2019. Aime filed a petition for certiorari in the United States Supreme Court on December 4, 2018. On January 7, 2019, the Supreme Court denied certiorari.

On December 28, 2018, Aime filed a motion for reconsideration of the District Court’s November 30, 2018 Order. On April 9, 2019, the Court entered judgment for an amount of $0.3 million. On April 12, 2019, Aime filed a motion to amend the judgment, to increase it by $0.1 million. On June 13, 2019, the Court denied the motion for reconsideration, but granted the motion to amend and increased the amount of the judgment to include the $0.1 million. The Court issued its opinion on June 25, 2019. The Company filed a notice of appeal with the Fourth Circuit Court of Appeals on July 19, 2019. Aime filed his notice of cross-appeal on July 25, 2019. No briefing schedule has been set for the appeal. The ultimate outcome of this action and the timing of such outcome is uncertain and there can be no assurance that the Company will benefit financially from such litigation.

Class Action Litigation

Rene Labrado v. JTH Tax, Inc. (Case BC 715076). On July 3, 2018, a class action complaint was filed in the Superior Court of California, County of Los Angeles by a former employee for herself and on behalf of all other “similarly situated” persons. The Complaint alleges, among other things, that the Company allegedly violated various provisions of the California Labor Code, including: unpaid overtime, unpaid meal period premiums, unpaid rest premiums, unpaid minimum wages, final wages not timely paid, wages not timely paid, non-compliant wage statements, failure to keep pay records, unreimbursed business expenses and violation of California Business and Profession Code Section 17200. The Complaint seeks actual, consequential and incidental losses and damages, injunctive relief and other damages. The Company highly disputes the allegations set forth in the Complaint and filed a motion to dismiss. On May 29, 2019, the Court denied the Company’s motion to dismiss, but granted the Company leave to file a motion to strike. The Company filed a motion to strike and by Order dated August 20, 2019, the Court granted in part and denied in part the Company’s motion. The Court provided the Company with twenty days to file its answer to the Complaint.  The Court also lifted the discovery stay and set a hearing date on the Plaintiff’s Class Certification Motion for March 3, 2020.  The Court did not set any briefing schedule for the Motion but ordered the parties to stipulate to a briefing schedule.  The Court also set a Further Status Conference for November 22, 2019.

Department of Justice ("DOJ") and IRS Matters

The DOJ has been conducting an investigation of the Company’s policies, practices and procedures in connection with its tax return preparation activities. The Company is in discussions with the DOJ to resolve that investigation. Based on such discussions, in April 2019, the Company accrued $2.5 million and in July 2019 accrued an additional $0.5 million in “Accounts payable and accrued expense” on its consolidated balance sheets and “Selling, general and administrative expense” in its consolidated statements of operations. However, such amount may increase materially based on the outcome of discussions with the DOJ, and there can be no assurance that the Company will be able to reach an agreement with the DOJ. In connection with a potential agreement with the DOJ, the Company expects that it will incur increased costs to enhance its compliance program that could exceed $1.0 million per year over several years, in addition to any costs necessary to settle the investigation. From time to time, certain of the Company's franchisees and Company-owned offices are the subject of IRS investigations to review their tax return preparation activities, and in certain cases the DOJ has sought injunctions and other remedies with respect to some of the Company's former franchisees or ADs. The Company is cooperating fully with the government in connection with these matters, including by providing documents and other information. The Company is unable to predict what action, if any, might be taken in the future as a result of these matters or the impact, if any, of the cost of responding to the government or any potential remedies as a result of these matters could have on the Company. It is possible, however, that any such remedies could have a material adverse impact on the Company's consolidated results of operations, financial position, or cash flows.

Other Matters

Convergent Mobile, Inc. v. JTH Tax, Inc. On August 26, 2019, Convergent Mobile, Inc. (“Convergent”) filed a complaint in the Superior Court of the State of California, County of Sonoma, against the Company (the "California Complaint"). The California Complaint alleges that the Company breached a contract between it and Convergent, and Convergent has asserted counts for breach of contract, promissory estoppel, and breach of the covenant of good faith and fair dealing. The California Complaint generally seeks damages according to proof, special damages according to proof, interest, attorneys’ fees and cost. The Company’s response to the California Complaint is due on or before September 27, 2019. The Company disputes these claims and intends to defend the matter vigorously.

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

(16) Segments

The Company's operations are conducted in two reporting business segments: Liberty Tax and Buddy's. The Company defines its segments as those operations who results its chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources. The results of operations of Buddy's are included in the Company's results of operations beginning on July 11, 2019. Prior to July 11, 2019, the Company operated as a single reportable segment that was comprised of Liberty Tax.

The Liberty Tax segment is one of the largest providers of tax preparation services in the U.S. and Canada. The Liberty Tax segment includes the Company's operations under the "Liberty Tax," "Liberty Tax Canada" and "Siempre" brands and our corporate headquarters in Virginia Beach, Virginia.

The Buddy's segment leases and sells electronics, residential furniture, appliances and household accessories. The Buddy's segment consists of the Company's operations under the "Buddy's" brand and a segment headquarter in Orlando, Florida.

The Company measures the results of its segments, using, among other measures, each segment's total consolidated revenue, consolidated depreciation, amortization, and impairment charges and consolidated income (loss) from operations. The Company may revise the measurement of each segment's income (loss) from operations as determined by the information regularly reviewed by the CODM. When the measurement of a segment changes, previous period amounts and balances are reclassified to be comparable to the current period's presentation.

Total revenues by segment are as follows:

	July 31, 2019	July 31, 2018
	(In thousands)
Total revenue:
Liberty Tax	$5,553	$7,163
Buddy's	2,642	—
Consolidated total revenue	$8,195	$7,163

Depreciation, amortization, and impairment charges by segment are as follows:

	July 31, 2019	July 31, 2018
	(In thousands)
Depreciation, amortization, and impairment charges:
Liberty Tax	$3,761	$3,194
Buddy's	225	—
Consolidated depreciation, amortization, and impairment charges	$3,986	$3,194

Operating income (loss) by segment are as follows:

	July 31, 2019	July 31, 2018
	(In thousands)
Income (loss) from operations:
Liberty Tax	$(23,836)	$(28,359)
Buddy's	529	—
Consolidated income (loss) from operations	$(23,307)	$(28,359)

Total assets by segment are as follows:

	July 31, 2019	July 31, 2018
	(In thousands)
Total assets:
Liberty Tax	$184,081	$159,760
Buddy's	198,644	—
Consolidated total assets	$382,725	$159,760

Goodwill by segment is as follows:

	July 31, 2019	July 31, 2018
	(In thousands)
Goodwill:
Liberty Tax	$8,406	$7,997
Buddy's	86,147	—
Consolidated goodwill	$94,553	$7,997

(17) Subsequent Events

Vitamin Shoppe Acquisition

On August 7, 2019, the Company entered into an Agreement and Plan of Merger (the “Vitamin Shoppe Merger Agreement”) with Vitamin Shoppe, Inc. (“Vitamin Shoppe”) pursuant to which, among other things, Vitamin Shoppe will become a wholly owned subsidiary of the Company (the "Vitamin Shoppe Acquisition").

At the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.01 per share, of Vitamin Shoppe issued and outstanding immediately prior to the Effective Time (other than shares (i) owned by the Company and (ii) held by any holder who has not voted in favor of the Merger and who is entitled to demand, and properly exercises and perfects, appraisal rights under Delaware law) shall be converted into the right to receive $6.50 in cash, without interest (the “Merger Consideration”).

At the Effective Time, (i) each Vitamin Shoppe restricted share unit (whether vested or unvested) will be automatically cancelled and converted into the right to receive the Merger Consideration multiplied by the number of shares subject to such restricted share unit, (ii) each Vitamin Shoppe performance share unit (whether vested or unvested) will be automatically cancelled and converted into the right to receive the Merger Consideration multiplied by the number of shares subject to such performance share unit, with vesting at target performance for any open performance period and vesting at actual performance for any closed period, (iii) each outstanding Vitamin Shoppe stock option (whether vested or unvested) will be automatically cancelled and, with respect to such options for which the exercise price per share is less than the Merger Consideration, converted into the right to receive the Merger Consideration less the applicable exercise price per share with respect to such stock option multiplied by the number of shares covered by such stock option and (iv) each share of Vitamin Shoppe restricted stock (whether vested or unvested) will be automatically cancelled and converted into the right to receive the Merger Consideration.

Consummation of the Merger is subject to certain customary conditions, including, without limitation: (i) the adoption of the Vitamin Shoppe Merger Agreement and approval of the Merger by the affirmative vote of the holders of at least a majority of the outstanding shares of common stock of Vitamin Shoppe ; and (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

The parties to the Vitamin Shoppe Merger Agreement have each made customary representations and warranties in the Vitamin Shoppe Merger Agreement. The Vitamin Shoppe Merger Agreement contains certain customary termination rights for the Company and Vitamin Shoppe, including a right by either party to terminate the Vitamin Shoppe Merger Agreement if the Merger is not consummated by May 7, 2020. Upon termination of the Vitamin Shoppe Merger Agreement, under specified circumstances Vitamin Shoppe will be required to pay the Company a termination fee of $5,670,000 and, under other specified circumstances a termination fee equal to the Company’s expenses incurred in connection with the Merger in an amount not to exceed $3,240,000. Upon termination of the Vitamin Shoppe Merger Agreement under specified circumstances, the Company will be required to pay Vitamin Shoppe a termination fee of $11,340,000.

The Company has secured committed debt financing from two financial institutions and equity financing from Tributum, providing the Company with sufficient cash, together with cash on the Company’s consolidated balance sheets, to consummate the Merger and pay all related fees and expenses with respect to the Merger. The Company has agreed to use reasonable best efforts to obtain the financing; however, consummation of the Merger is not conditioned on the availability of any financing.

First Amendment to the Buddy’s Credit Agreement

On August 23, 2019, our Buddy’s segment entered into Amendment Number One to the Credit Agreement and Consent (the “First Amendment”) with various lenders party thereto (the "Buddy’s Lenders") and Kayne Solutions Fund, L.P., as administrative agent and as collateral agent ("Buddy’s Agent"), which amends the Buddy’s Credit Agreement.

Pursuant to the terms and conditions of the First Amendment, the Buddy’s Agent and the required Buddy’s Lenders consented to the consummation of the A-Team Asset Acquisition (as defined below). The First Amendment also amended the Buddy’s Credit Agreement to, among other things, provide for a $23.0 million first priority senior secured term loan (the “Buddy’s Additional Term Loan”) to be made by certain of the Buddy’s Lenders to the Buddy’s Borrowers. The Buddy’s Additional Term Loan was used to consummate the A-Team Asset Acquisition, including to repay certain existing indebtedness of A-Team Leasing, LLC ("A-Team") and secure the release of liens on the assets acquired in connection with the A-Team Asset Acquisition and to pay fees and expenses in connection with the A-Team Asset Acquisition. The Buddy’s Additional Term Loan will also be used to pay fees and expenses in connection with the First Amendment and for general corporate purposes. The Buddy’s Additional Term Loan is subject to substantially the same terms as the existing term loan outstanding under the Buddy’s Credit Agreement.

A-Team Asset Acquisition

On August 23, 2019, Buddy’s entered into an asset purchase agreement pursuant to which Buddy’s acquired 41 Buddy’s Home Furnishings stores from A-Team, a franchisee of Buddy’s (the “A-Team Asset Acquisition”). In connection with the A-Team Asset Acquisition, Buddy’s repaid on behalf of A-Team approximately $18.6 million of the outstanding indebtedness of A-Team and the parties settled certain other existing payables that arose in the ordinary course of business.

SHOS Acquisition

On August 27, 2019, the Company entered into an Equity and Asset Purchase Agreement (the “Purchase Agreement”) with Sears Hometown and Outlet Stores, Inc., a Delaware corporation (“SHOS”), and Franchise Group Newco S, LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of the Company (“Newco S”), pursuant to which, among other things, Newco S will acquire from SHOS (the “Acquisition”) the businesses of SHOS’s Sears Outlet segment and Buddy’s Home Furnishing Stores, each as described in SHOS’s annual report on Form 10-K for the fiscal year ended February 2, 2019 (collectively, the “Business”), for an aggregate purchase price of approximately $121 million in cash (the “Purchase Price”), subject to a customary net working capital adjustment. In addition, Newco S has agreed to reimburse SHOS for up to $11.9 million in the aggregate for certain transaction expenses and employee payments and insurance costs incurred by SHOS in connection with the Acquisition and certain amounts payable by SHOS (the “SHOS Acquisition Payments”) in connection with the acquisition of SHOS by Transform Holdco LLC, a Delaware limited liability company (“Transform”), pursuant to the Agreement and Plan of Merger, dated as of June 1, 2019 (the “SHOS Merger Agreement”), by and among SHOS, Transform and Transform Merger Corporation, a Delaware corporation and a wholly owned subsidiary of Transform. The Purchase Agreement provides that any SHOS Acquisition Payments (less certain amounts in respect of guaranteed minimum annual incentive plan bonuses) paid to SHOS by Newco S as part of the Purchase Price will be refunded to Newco S in the event that the SHOS Merger Agreement is validly terminated.

Consummation of the SHOS Acquisition is subject to certain conditions, including, without limitation, (i) there not being in effect any governmental order prohibiting the consummation of the Acquisition, (ii) the execution and delivery of certain certificates, instruments, documents and other items by the parties to the Purchase Agreement, (iii) Newco S receiving customary lien release documentation in respect of the Business from SHOS’s existing lenders, and (iv) there being no material adverse effect (as defined in the Purchase Agreement) of the Business between the signing of the Purchase Agreement and closing of the SHOS Acquisition (the “Closing”). In addition, the consummation of the SHOS Acquisition is subject to the condition that at least twenty (20) days have elapsed since the mailing of the information statement of SHOS to the stockholders of SHOS relating to the acquisition of SHOS by Transform and the consummation of the SHOS Acquisition being permitted under Regulation 14C of the Exchange Act. The SHOS Acquisition is expected to close in October 2019.

The Company has entered into a debt commitment letter with institutional lenders, providing the Company and Newco S with debt financing in an amount equal to $105,000,000, which, together with cash on the Company’s balance sheet and/or equity financing from the Vintage Commitment (as defined below), will be used to consummate the SHOS Acquisition and pay all related fees and expenses with respect to the SHOS Acquisition. The Company has agreed to use commercially reasonable efforts to obtain the financing; however, consummation of the SHOS Acquisition is not conditioned on the availability of any financing. In addition, the Company has received a commitment from Tributum, that either it, or an affiliate thereof, will provide the Company with up to $40 million of equity financing through the direct or indirect purchase of shares of common stock of the Company at $12 per share (the “Vintage Commitment”).

On September 6, 2019, Shaun York resigned as the Company’s Chief Operating Officer effective immediately. In connection with his resignation, Mr. York entered into a release agreement with the Company on September 6, 2019 (the "Release Agreement"), whereby Mr. York relinquished all rights to the Bonus (as defined in Section 3(c) of his initial employment agreement) and all rights to all unvested stock options and other equity awards. To facilitate a seamless operational transition, the Company entered into a consulting agreement with Mr. York, commencing on September 6, 2019 (the "Consulting Agreement"). The Consulting Agreement is month-to-month and provides that Mr. York will serve as a consultant to the Company on operational matters. Under the terms of the Consulting Agreement, Mr. York will receive $10,000 per month. The Consulting Agreement also provides that Mr. York may not disclose or use any confidential information of the Company. The Company also repurchased Mr. York’s AD entity S&P Tampa Development LLC for $1,999,919 and his franchisee entity S&P Tampa Tax LLC for $112,978. In connection with these repurchases, the Company provided a general release of the York Debt Guarantees.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements concerning our business, operations, financial performance, and condition, as well as our plans, objectives, and expectations for our business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, projections about our business and the industry in which we operate, and our management’s beliefs and assumptions. They are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate or could cause our actual results to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Factors that may cause such differences include, but are not limited to, the risks described under “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019 and other filings with the SEC, including:

•
the possibility that any of the anticipated benefits of the Buddy’s Acquisition, Vitamin Shoppe Acquisition, SHOS Acquisition will not be realized or will not be realized within the expected time period, the businesses of the Company and Buddy’s, Vitamin Shoppe and SHOS may not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected, revenues following the Buddy’s Acquisition, Vitamin Shoppe Acquisition, or SHOS Acquisition may be lower than expected or completing the SHOS Acquisition on the expected timeframe may be more difficult, time-consuming or costly than expected;

•	our inability to grow on a sustainable basis;

•	the seasonality of our business;

•	departures of key executives or directors;

•	our ability to attract additional talent to our senior management team;

•	our delisting by Nasdaq and our ability to regain listing;

•	our ability to maintain an active trading market for our common stock on the Over-The-Counter Market;

•	our inability to secure reliable sources of the tax settlement products we make available to our customers;

•	government regulation and oversight, including the regulation of tax preparers or settlement products such as refund transfers and loan settlement products;

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

Overview

We franchise and, to a lesser degree, operate a system of tax preparation and rent-to-own stores. The Company provides income tax services in the United States of America (the "U.S.") and Canada through its Liberty Tax segment and its Buddy's segment leases and sells household durable goods.

Our Liberty Tax segment is one of the largest providers of tax preparation services in the U.S. and Canada. In fiscal 2019, we operated 3,108 tax offices. Our tax preparation services and related tax settlement products are offered primarily through franchised locations, although we operate a limited number of Company-owned offices each tax season. See "Note 1. Description of Business and Summary of Significant Accounting Policies" in the notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019, for details of the U.S. office activity and the number of Canadian and Company-owned offices for the years ended April 30, 2019, 2018 and 2017.

Our Buddy's segment was acquired on July 10, 2019 and franchises or operates rent-to-own stores that lease household durable goods, such as electronics, residential furniture, appliances and household accessories, to customers on a rent-to-own basis. Merchandise is also offered for immediate purchase or an installment sales basis. On June 10, 2019, we operated 291 Buddy's stores primarily through franchised locations.

Our revenue is primarily derived from royalties and other required fees from our franchisees, financial products related to refund transfers, loans and fees charges to customer in our Company-owned locations.

Acquisition

On July 10, 2019 (the "Buddy’s Acquisition Date"), we entered into and completed certain transactions contemplated by an Agreement of Merger and Business Combination Agreement with Buddy's, Franchise Group New Holdco, LLC, a wholly-owned direct subsidiary of the Company (“New Holdco”), Franchise Group B Merger Sub, LLC, a wholly-owned indirect subsidiary of New Holdco and Vintage RTO, L.P., solely in its capacity as the representative of the former equity holders of Buddy's (the "Buddy's Members"), to acquire Buddy's in a stock transaction (the "Buddy’s Acquisition"). At the Buddy’s Acquisition Date, each outstanding unit of Buddy’s was converted into the right to receive 0.459315 units of New Holdco (“New Holdco units”) and 0.091863 shares of Company voting non-economic preferred stock ("Preferred Stock"). The Buddy's Members may elect, following an initial six-month lockup period, to redeem one New Holdco unit and one-fifth of a share of Preferred Stock in exchange for one share of our common stock. As of the Buddy’s Acquisition Date, on an as-converted basis, the Buddy's Members' aggregate ownership of New Holdco Units and share of Preferred Stock represent approximately 36.44% of our outstanding common stock, which implies an enterprise value of Buddy's of approximately $122 million and an equity value of $12.00 per share of common stock. We are the sole managing member of New Holdco and it will be consolidated for financial reporting purposes. New Holdco units held by the Buddy's Members will be recorded as a non-controlling interest on the consolidated financial statements.

We and the Buddy's Members also entered into an income tax receivable agreement (the "TRA"), pursuant to which, subject to certain exceptions set forth in the TRA, we will pay the Buddy's Members 40% of the cash savings, if any, in federal, state and local taxes that we realize or are deemed to realize as a result of any increases in tax basis of the assets of New Holdco resulting from future redemptions or exchanges of New Holdco units and Preferred Stock held by the Buddy's Members in exchange for common stock. Refer to the liquidity section below for further discussion.

For a complete description of the Buddy’s Acquisition, refer to our Current Report on Form 8-K filed with the SEC on July 11, 2019.

For purposes of this section and throughout this quarterly report, all references to “fiscal 2020” and “fiscal 2019” refer to our fiscal years ending April 30, 2020 and ended April 30, 2019, respectively, and corresponding references to fiscal quarters are references to quarters within those fiscal years. For purposes of this section and throughout this quarterly report, all references to “year” or “years” are the respective fiscal year or years ended April 30 unless otherwise noted in this quarterly report, and all references to “tax season” refer to the period between January 1 and April 30 of the referenced year.

Results of Operations
The table below shows results of operations for the three months ended July 31, 2019 and 2018.

	Three Months Ended July 31,
			Change
	2019	2018	$	%
(In thousands)
Total revenues	$8,195	$7,163	$1,032	14%
Loss from operations	(23,307)	(28,359)	5,052	(18)%
Net loss	(19,138)	(19,371)	233	(1)%
Revenues. The table below sets forth the components and changes in our revenues for the three months ended July 31, 2019 and 2018.

	Three Months Ended July 31,
			Change
	2019	2018	$	%
(In thousands)
Franchise fees	$332	$557	$(225)	(40)%
Area Developer fees	1,110	1,028	82	8%
Royalties and advertising fees	1,450	1,562	(112)	(7)%
Financial products	740	579	161	28%
Interest income	1,656	1,656	—	—%
Assisted tax preparation fees, net of discounts	597	1,518	(921)	(61)%
Electronic filing fees	49	28	21	75%
Agreement, club and damage waiver fees	282	—	282	—%
Lease revenue, net	1,334	—	1,334	—%
Retail sales, net	118	—	118	—%
Other revenues	527	235	292	124%
Total revenues	$8,195	$7,163	$1,032	14%

For the three months ended July 31, 2019, total revenues increased $1.0 million, or 14%, to $8.2 million compared to $7.2 million in the same period last year. This increase was primarily due to the following:

•	an increase of $1.7 million in agreement, club and damage waiver fees, lease revenue, net, and retail sales, net due to the Buddy's Acquisition; and

•	an increase of $0.2 million in financial products due to increased prepaid card volume; and

•
an increase of $0.3 million in other revenues primarily related to gains recorded in the current fiscal year on franchisee acquisitions where the consideration was less than the value of the acquired asset.

These increases were partially offset by:

•
a decrease of $0.9 million in assisted tax preparation fees, net of discounts related to a reduction in the number of Company-owned stores operated in the first quarter of fiscal 2020 and the divestiture of our year-round accounting offices in fiscal 2019; and

•	a $0.1 million reduction in royalties and advertising fees due to the timing of accruals; and

•	a decrease of $0.2 million in franchisee fees primarily related to the implementation of ASC 606, “Revenue from Contracts with Customers” (“ASC 606”) in fiscal 2019.

Operating expenses.    The table below details the amounts and changes in our operating expenses for the three months ended July 31, 2019 and 2018.

	Three Months Ended July 31,
			Change
	2019	2018	$	%
(In thousands)
Employee compensation and benefits	$8,243	$10,769	$(2,526)	(23)%
Selling, general, and administrative expenses	17,155	11,304	5,851	52%
Area Developer expense	136	304	(168)	(55)%
Advertising expense	1,349	1,685	(336)	(20)%
Cost of sales - leasing	540	—	540	—%
Cost of sales - retail	93	—	93	—%
Depreciation, amortization, and impairment charges	3,986	3,194	792	25%
Restructuring expense	—	8,266	(8,266)	(100)%
Total operating expenses	$31,502	$35,522	$(4,020)	(11)%

For the three months ended July 31, 2019, total operating expenses were $31.5 million compared to $35.5 million in the same period last year, representing a decrease of $4.0 million, or 11%. The decrease was primarily driven by the following:

•	a $8.3 million decrease in the current year of restructuring expenses related to Company-store exit costs; and

•
a $2.5 million decrease in employee compensation and benefits primarily resulting from a reduction in the number of Company-owned stores in fiscal 2020, the divestiture of our year-round accounting offices in fiscal 2019, executive recruitment in the prior year and reductions in overall headcount in fiscal 2020; and

•	a decrease of $0.3 million in advertising expenses due to the timing of spending; and

•	a $0.2 million decrease in area developer expenses due to the timing of accruals.

These decreases were slightly offset by:

•	a $5.8 million increase in selling, general and administrative expenses primarily related to legal and accounting costs associated with the Buddy’s Acquisition; and

•	a $0.6 million increase in cost of sales due to the Buddy's Acquisition; and

•	a $0.8 million increase in depreciation, amortization, and impairment expense mainly due to assets no longer in service.

Income tax benefit. Our effective tax rate from continuing operations, including discrete income tax items, was 21.1% and 32.9% for the three months ended July 31, 2019 and 2018, respectively. The reduced effective tax rate results primarily from adjustments to deferred taxes as a result of remeasurement of tax rates in the prior year that did not recur in fiscal 2020, the permanent tax effect related to non-deductible acquisition-related costs for the Buddy’s Acquisition, and the establishment of New Holdco and the related non-controlling interests. As New Holdco is treated as a partnership for tax purposes, any net income or loss is passed through on pro rata basis to its members. Therefore, the effective tax rate reflects only the allocable share of income or loss of New Holdco related to Liberty Tax.

Segment Information

We, primarily through our franchisees and, to a lesser degree our Company-owned stores, operate a system of tax preparation and rent-to-own retail locations. Our operations are conducted in two reporting business segments: Liberty Tax and Buddy's. We define our segments as those operations whose results our chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources.

The Liberty Tax segment is one of the largest providers of tax preparation services in the U.S. and Canada. The Liberty Tax segment includes our operations under the "Liberty Tax," "Liberty Tax Canada" and "Siempre" brands and is headquartered in Virginia Beach, Virginia.

The Buddy's segment leases and sells electronics, residential furniture, appliances and household accessories. The Buddy's segment consists of our operations under the "Buddy's" brand and a segment headquarter in Orlando, Florida.

We measure the results of our segments using, among other measures, each segment's net sales, operating expenses and operating income (loss). We may revise the measurement of each segment's operating income, including the allocation of overhead costs, as determined by the information regularly reviewed by the CODM. When the measurement of a segment changes, previous period amounts and balances are reclassified to be comparable to the current period's presentation. Because the Buddy's Acquisition occurred in the three months ended July 31, 2019, comparable information for the Buddy's segment is not available; therefore, Buddy's segment information is not provided in this discussion.

The following table summarizes the operating results of the Liberty Tax segment:

	Three Months Ended July 31,
			Change
	2019	2018	$	%
Total revenue	$5,553	$7,163	$(1,610)	(22.5)%
Operating expenses	29,389	35,522	(6,133)	(17.3)%
Loss from operations	(23,836)	(28,359)	4,523	(15.9)%

Total revenue for Liberty Tax decreased 22.5% for the three months ended July 31, 2019 as compared to the same period last year. The decrease in revenue was driven by the following:

•
a decrease of $0.9 million in assisted tax preparation fees, net of discounts related to a reduction in the number of Company-owned stores operated in fiscal 2020 and the divestiture of our year-round accounting offices in fiscal 2019; and

•	a $0.7 million reduction in royalties and advertising fees due to the timing of accruals; and

•	a decrease of $0.2 million in franchisee fees primarily related to the implementation of ASC 606 in fiscal 2019.

These decreases were partially offset by:

•	an increase of $0.2 million in financial products due to increased prepaid card volume; and

Operating expenses for Liberty Tax decreased 17.3% for the three months ended July 31, 2019 as compared to the same period last year. The decrease in operating expenses was driven by the following:

•	a $8.3 million decrease in the current year of restructuring expenses related to Company-store exit costs; and

•
a $3.3 million decrease in employee compensation and benefits primarily resulting from a reduction in the number of Company-owned stores in fiscal 2020, the divestiture of our year-round accounting offices in fiscal 2019, executive recruitment in the prior year and reductions in overall headcount in fiscal 2020; and

•	a decrease of $0.4 million in advertising expenses due to the timing of spending; and

•	a $0.2 million decrease in area developer expenses due to the timing of accruals.

These decreases were slightly offset by:

•	a $5.6 million increase in selling, general and administrative expenses primarily related to legal and accounting costs associated with the Buddy’s Acquisition; and

•	a $0.6 million increase in depreciation, amortization, and impairment expense mainly due to assets no longer in service.

Adjusted EBITDA.

To provide additional information regarding our financial results, we have disclosed in the table above and within this quarterly report Adjusted EBITDA. Adjusted EBITDA represents net income (loss), before income taxes, interest expense, depreciation and amortization, and certain other items specified below. We have provided a reconciliation below of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

We have included Adjusted EBITDA in this quarterly report because we seek to manage our business to achieve higher levels of Adjusted EBITDA and to improve the level of Adjusted EBITDA as a percentage of revenue. In addition, it is a key basis upon which we assess the performance of our operations and management. We also use Adjusted EBITDA for business planning and the evaluation of acquisition opportunities. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons. We believe the presentation of Adjusted EBITDA enhances an overall understanding of the financial performance of and prospects for our business. Adjusted EBITDA is not a recognized financial measure under GAAP and may not be comparable to similarly titled measures used by other companies in our industry. Adjusted EBITDA should not be considered in isolation from or as an alternative to net income (loss), operating income (loss), or any other performance measures derived in accordance with GAAP.

The following table presents a reconciliation of Adjusted EBITDA for each of the periods indicated.

	Three Months Ended
	2019	2018
Reconciliation of Net Loss to Adjusted EBITDA	(In thousands)
Net loss	$(19,138)	$(19,371)
Add back:
Interest expense	964	530
Income tax benefit	(5,132)	(9,516)
Depreciation, amortization, and impairment charges	3,986	3,194
Total Adjustments	(182)	(5,792)
EBITDA	(19,320)	(25,163)
Adjustments to EBITDA
Executive severance and related costs including stock-based compensation	952	933
Executive recruitment costs	—	725
Shareholder litigation costs	61	55
Restructuring expense	—	8,266
Corporate governance costs	462	—
Accrued judgments and settlements, net of estimated revenue	683	—
Acquisition costs	6,743	—
Total Adjustments to EBITDA	8,901	9,979
Adjusted EBITDA	$(10,419)	$(15,184)

Included in restructuring expense on the condensed consolidated statement of operations for the three months ended July 31, 2018 is $4.2 million of depreciation, amortization, and impairment charges. EBITDA is $20.9 million with these expenses included.

Seasonality of Operations

Given the seasonal nature of the tax return preparation business, our Liberty Tax segment has historically generated and expects to continue to generate most of its revenues during the period from January 1 through April 30 of each year. For example, in fiscal 2019 it earned 25% of our annual consolidated revenues during the fiscal third quarter ended January 31 and 89% of its annual revenues during the combined fiscal third and fourth quarters of 2019. We have historically operated at a loss through the first eight months of each fiscal year, during which we incurred costs associated with preparing for the upcoming tax season.

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

Buddy's Term Loan. On July 10, 2019, as part of the Buddy's Acquisition, our Buddy’s segment entered into a Credit Agreement (the “Buddy’s Term Loan”) with various lenders (the “Buddy’s Lenders”) and Kayne Solutions Fund, L.P., as administrative agent and as collateral agent (“Buddy’s Agent”). The Buddy’s Term Loan provides for an $82.0 million first priority senior secured term loan to be made by the Buddy’s Lenders to the Buddy’s Borrowers. Our obligations under the Buddy’s Term Loan are guaranteed by our Buddy's segment and are required to be guaranteed by each of Buddy’s direct and indirect subsidiaries that may be formed after the date hereof. The obligations under the Buddy’s Term Loan are secured on a first priority basis by substantially all of the assets of our Buddy’s segment. A portion of the proceeds of the Buddy’s Term Loan was used to prepay and terminate the outstanding revolving credit facility of Buddy’s and certain other persons with Texas Capital Bank, National Association.

The Buddy’s Term Loan will mature on July 10, 2024. The Buddy’s Term Loan will, at our option, bear interest at either (i) a rate per annum based on LIBOR for an interest period of one, two, three or six months, plus an interest rate margin of 8.0% (a “LIBOR Loan”) with a 1.50% LIBOR floor, or (ii) an alternate base rate determined as provided in the Buddy’s Term Loan, plus an interest rate margin of 7.0% (an “ABR Loan”) with a 2.50% alternate base rate floor. Interest on LIBOR Loans is payable in arrears at the end of each applicable interest period (and, with respect to a six-month interest period, three months after commencement of the interest period), and interest on ABR Loans is payable in arrears on the first day of each fiscal quarter. If the consolidated leverage ratio of our Buddy's segment exceeds certain thresholds set forth in the Buddy’s Term Loan, the Buddy’s Borrowers will also be required to pay an additional 2.0% interest on the Buddy’s Term Loan, to be paid-in-kind.

The Buddy’s Term Loan is required to be repaid in equal quarterly installments of $1,025,000 on the first day of each fiscal quarter, commencing on October 1, 2019. The Buddy’s Term Loan also requires prepayment with 75% of consolidated excess cash flow on an annual basis and with the net cash proceeds of certain other customary events. All voluntary prepayments and certain customary mandatory prepayments of the Buddy’s Term Loan are subject to a prepayment penalty. Prior to the first anniversary of the closing date, the prepayment penalty is a make-whole premium on the portion of the Buddy’s Term Loan so prepaid. Thereafter, the amount of the prepayment penalty on the portion of the Buddy’s Term Loan so prepaid is (a) 3.0%, from the first anniversary of the closing date through (but not including) the second anniversary of the closing date, (b) 2.0%, from the second anniversary of the closing date through (but not including) the third anniversary of the closing date, and (c) 1.0%, from the third anniversary of the closing date through (but not including) the fourth anniversary of the closing date. We may also be required to pay LIBOR breakage and redeployment costs in certain limited circumstances.

The Buddy’s Credit Agreement includes customary affirmative, negative, and financial covenants, including delivery of financial statements and other reports. The negative covenants limit our ability, among other things, to incur debt, incur liens, make investments, sell assets, pay dividends on its capital stock and enter into transactions with affiliates. The financial covenants set forth in the Buddy’s Term Loan include a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio, in each case with respect to Buddy’s and its subsidiaries, to be tested at the end of each fiscal quarter (other than, with respect to the minimum consolidated fixed charge coverage ratio, the fiscal quarter ending September 30, 2019), and a requirement that the minimum consolidated liquidity of Buddy’s and its subsidiaries must not be less than $1.0 million at any time. In addition, the Buddy’s Term Loan includes customary events of default, the occurrence of certain of which may require that the payment of an additional 2.0% interest on the Buddy’s Term Loan to be paid in-kind. The Company was in compliance with all covenants of the Buddy's Credit Agreement as of July 31, 2019.

Liberty Tax Credit Facility. On May 16, 2019, we entered into a new credit agreement (the "Credit Agreement") which provides for a $135.0 million senior revolving credit facility (the "Revolving Credit Facility"), a $10.0 million sub-facility for the issuance of letters of credit, and a $20.0 million swingline loan subfacility. The Revolving Credit Facility will mature on May 31, 2020. Borrowings under the Revolving Credit Facility will, at our option, bear interest at either (i) a LIBOR Loan, or (ii) an ABR Loan. The applicable interest rate margin varies from 3.0% per annum to 4.0% per annum for LIBOR Loans, and from 2.0% per annum to 3.0% per annum for ABR Loans, in each case depending on our consolidated leverage ratio, and is determined in accordance with a pricing grid in the Credit Agreement (the "Pricing Grid"). Interest on LIBOR Loans is payable in arrears at the end of each applicable interest period, and interest on ABR Loans is payable in arrears at the end of each calendar quarter. We have agreed in the Credit Agreement to pay a fee on the average daily unused amount of the Revolving Credit Facility during the term. The unused fee is payable in arrears at the end of each calendar quarter and accrues at a rate which varies from 0.25% to 0.5% depending on our consolidated leverage ratio, as determined in accordance with the Pricing Grid. We have also agreed to pay (1) a fee for each outstanding letter of credit at a rate per annum equal to the applicable interest rate margin for LIBOR Loans, as determined in accordance with the Pricing Grid, multiplied by the average daily amount available to be drawn under such letter of credit, and (2) a fronting fee which shall accrue at a rate of 0.125% per annum on the average daily amount of the outstanding aggregate letter-of-credit obligations under the Credit Agreement.

Our obligations under the credit agreement are guaranteed by substantially all of the assets of each of our direct and indirect domestic wholly-owned subsidiaries. There are no prepayment penalties in the event we elect to prepay and terminate the Revolving Credit Facility prior to its scheduled maturity date, subject to LIBOR breakage and redeployment costs in certain limited circumstances.

The Credit Agreement includes customary affirmative, negative, and financial covenants, including delivery of financial statements and other reports and maintenance of existence. The negative covenants limit our ability, among other things, to incur debt, incur liens, make investments, sell assets and pay dividends on our capital stock. The financial covenants set forth in the Credit Agreement include a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio, each of which will be tested at the end of our fiscal quarters, and a minimum consolidated net worth ratio tested at the end of our fiscal year. The Credit Agreement provides that, for a period of 30 consecutive days after May 16, 2019, our outstanding obligations under the Credit Agreement will not exceed $12.5 million. Additionally, from April 30, 2020 until the maturity date, our outstanding obligations must be reduced to $0. In addition, the Credit Agreement includes customary events of default. We were in compliance with our financial covenants as of July 31, 2019.

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

Franchisee lending and potential exposure to credit loss.  A substantial portion of our cash flow during the year is utilized to provide funding to our franchisees. At July 31, 2019, our total balance of loans to franchisees and ADs for working capital and equipment loans, representing cash amounts we had advanced to the franchisees and ADs, was $12.6 million. In addition, at that date, our franchisees and ADs together owed us an additional $56.4 million, net of unrecognized revenue of

$6.1 million, for amounts representing the unpaid purchase price for franchise territories or areas comprising clusters of territories and other amounts owed to us for royalties and other amounts for which our franchisees and ADs had outstanding payment obligations. The following table provides a breakdown of our potential exposure to credit loss:

(In millions)	At July 31, 2019
Loans to franchisees and ADs for working capital and equipment loans		$12.6
Unpaid purchase price of franchise territories, royalties and other amounts, gross	62.5
Unrecognized revenue	(6.1)
Unpaid purchase price of franchise territories, royalties and other amounts, net		56.4
Book balance of amounts due		69.0
AD share of royalties and franchise fees		(5.8)
Exposure to potential credit loss		$63.2

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

 The unpaid amounts owed to us from our ADs and franchisees are collateralized by the underlying franchise or area and, when the franchise or area owner is an entity, are generally guaranteed by the related owners of the respective entity. Accordingly, to the extent a franchisee or AD does not satisfy its payment obligations to us, we may repossess the underlying franchise or area in order to resell it in the future. At July 31, 2019, we had an investment in impaired accounts and notes receivable and related interest receivable of approximately $16.7 million. We consider accounts and notes receivable to be impaired if the amounts due exceed the fair value of the underlying franchise and estimate an allowance for doubtful accounts based on that excess. Amounts due include the recorded value of the accounts and notes receivable reduced by the allowance for uncollected interest, amounts due to ADs for their portion of franchisee receivables, any related unrecognized revenue and amounts owed to the franchisee or AD by us. In establishing the fair value of the underlying franchise, we consider net fees of open territories and the number of unopened territories. At July 31, 2019, we have recorded an allowance for doubtful accounts for impaired accounts and notes receivable of $8.2 million. There were no significant concentrations of credit risk with any individual franchisee or AD as of July 31, 2019. We believe our allowance for doubtful accounts as of July 31, 2019 is adequate for our existing loss exposure. We closely monitor the performance of our franchisees and ADs and will adjust our allowances as appropriate if we determine the existing allowances are inadequate to cover estimated losses.

Unregistered Sales of Securities. On July 10, 2019, we entered into a subscription agreement with Tributum (the “Closing Subscription Agreement”), pursuant to which Tributum purchased from the Company 2,083,333.33 shares of Common Stock at a purchase price of $12.00 per share for an aggregate purchase price of $25,000,000 in cash. Also, on July 10, 2019, we entered into a second subscription agreement with Tributum (the “Post-Closing Subscription Agreement”), pursuant to which Tributum committed to purchase from the Company additional shares of Common Stock at a purchase price of $12.00 per share. The number of shares purchased pursuant to the Post-Closing Subscription Agreement will be determined based on the number of shares of Common Stock tendered in the Tender Offer (among other factors), and such amount will be equal to the amount of shares of Common Stock necessary for the aggregate purchase price received by the Company to be sufficient to complete the Tender Offer after applying the proceeds from the Closing Subscription Agreement, the Revolving Credit Facility and the Buddy’s Term Loan. The purchase price under the Post Closing Subscription Agreement will not exceed $40 million in the aggregate.

Tender Offer. On July 10, 2019, as part of the Buddy's Acquisition, we agreed to commence a tender offer (the "Tender Offer") on July 25, 2019 to purchase any and all of the outstanding shares of our common stock for cash at a price of $12.00 per share, without interest. The Tender Offer will not be subject to a minimum tender requirement, and, as described in more detail below, certain of our large stockholders have agreed not to tender their shares in the Tender Offer. The Tender Offer will be financed through cash on hand, the proceeds from the Closing Subscription Agreement, the proceeds of the Buddy’s Term Loan and if necessary a second subscription by Tributum for additional shares of Common Stock at a price of $12.00 per share pursuant to the Post-Closing Subscription Agreement, such that the proceeds from the sale of such additional shares of Common Stock will enable us to complete the Tender Offer.

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

Tax Receivable Agreement. We may be required to make TRA payments to the Buddy’s Members. Under the terms of the TRA, we will pay the Buddy's Members 40% of the cash savings, if any, in federal, state and local taxes that we realize or are deemed to realize as a result of any increases in tax basis of the assets of New Holdco resulting from future redemptions or exchanges of New Holdco units held by the Buddy's Members. Any future obligations and the timing of such payments under the TRA, however, are subject to several factors, including (i) the timing of subsequent exchanges of New Holdco units by the Buddy’s Members, (ii) the price of our Common Stock at the time of exchange, (iii) the extent to which such exchanges are taxable, (iv) the ability to generate sufficient future taxable income over the term of the TRA to realize the tax benefits and (v) any future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we would not be required to make the related TRA payments. As a result of these uncertainties, we cannot estimate the amount of total potential TRA payments. However, although the amount of the TRA payments would reduce the total cash flow to us and New Holdco, we expect the cash tax savings we will realize from the utilization of the related tax benefits would be sufficient to fund the required payments. Therefore, we do not believe the TRA payments would materially affect our liquidity

Sources and uses of cash

Operating activities. In the three months ended July 31, 2019, we used $3.6 million less cash in our operating activities compared to the same period in fiscal 2019. The decrease is primarily due to a $2.5 million reduction in employee compensation payments in fiscal 2020 compared to fiscal 2019.

Investing activities. In the three months ended July 31, 2019, we utilized $0.8 million less cash for investing activities compared to the same period in fiscal 2019. This decrease is largely due to a $1.0 million reduction in net cash used for the issuance of operating loans to franchisees and ADs, net of repayments, $0.4 million less in purchases of property, equipment and software, partially offset by a $0.6 million increase in cash used to buyback franchisees and area developers.

Financing activities. In the three months ended July 31, 2019, cash from financing activities increased $75.3 million compared to the same period in fiscal 2019. This increase was driven by a $25.0 million increase in common stock issuances, a $82.0 million increase in net borrowings under our Buddy's Credit Agreement, and a $7.3 million increase in net borrowings under the Liberty Credit Agreement, offset by a $39.3 million increase in repayments of debt and debt issuance costs.

Future cash needs and capital requirements

Operating cash flow needs. We believe our credit facility entered into on May 16, 2019, as amended, will be sufficient to support our cash flow needs for the current fiscal year. At July 31, 2019, using the leverage ratio applicable under our loan covenants at the end of the quarter, our maximum unused borrowing capacity was $112.2 million.

Our credit facility also contains a requirement that we reduce the balance of our revolving loan to zero by April 30, 2020 until the maturity date of the agreement on May 31, 2020; however, given our historic cash flow experience at the end of and beginning of each fiscal year, we do not anticipate that the unavailability of our revolving loan during this period will adversely affect our cash flow.

We have $55.1 million of cash available from the Buddy's Credit Agreement after repayment of the credit facility assumed in the Buddy's Acquisition. We expect these funds will be used in the tender offer or previously announced acquisitions.

Several factors could affect our cash flow in future periods, including the following:

•	the delay by the IRS to issue refunds to taxpayers who claim the Earned Income Tax Credit or the Child Tax Credit;

•	the extent to which we extend operating financing to our franchisees and ADs and the extent that our franchisees and ADs repay their notes to us;

•	the extent and timing of future acquisitions;

•	the extent and timing of capital expenditures;

•	the cash flow effect of stock option exercises and the number of shares repurchased under the Tender Offer;

•	our ability to generate fees and other income related to tax settlement products in light of regulatory pressures on us and our business partners;

•
the extent to which we repurchase AD areas, which will involve the use of cash in the short-term, but improve cash receipts in future periods from what would have been the AD's share of royalties and franchise fees;

•	the extent to which we repurchase certain assets from franchisees and third parties and our ability to operate these assets profitably;

•	the extent, if any, to which our Board of Directors elects to continue to declare cash dividends on our common stock;

•	the extent and timing of payments related to litigation settlements; and

•	our ability to enter into a new credit facility prior to the maturity of our current facility on May 31, 2020.

Effect of our credit facility covenants on our future performance. The Revolving Credit Facility, which was entered into on May 16, 2019, imposes several restrictive covenants, including a covenant that requires us to maintain a "leverage ratio" of not more than 5.25:1 at the end of each fiscal quarter ending January 31 and a ratio of not more than 3.0:1 at the end of each other fiscal quarter. The higher permitted leverage ratio at the end of the January 31 quarter reflects the fact that as of that date, we have typically extended significant credit to our franchisees for working capital and other needs that is not reflected in revenue that we receive from our franchisees until the period beginning in February each year. At July 31, 2019, our leverage ratio was 0.9:1.

We continue to be obligated under the Revolving Credit Facility to satisfy a fixed charge coverage ratio test which requires that ratio to be not less than 1.5:1 at the end of every fiscal quarter. At July 31, 2019 our fixed charge coverage ratio was 2.2:1.

We were in compliance with the ratio tests described in this section as of July 31, 2019. We expect to be able to manage our cash flow and our operating activities in such a manner that we will continue to be able to satisfy our obligations under the Revolving Credit Facility for the remainder of the term of the Revolving Credit Facility.

Off Balance Sheet Arrangements

We are a party to an interest rate swap agreement that allows us to manage fluctuations in cash flow resulting from changes in the interest rate on our variable rate mortgage. This swap effectively changes the variable-rate of our mortgage into a fixed rate of 4.12%. At July 31, 2019, the fair value of our interest rate swap was a liability of less than $0.1 million and was included in other accounts payable and accrued expenses. The interest rate swap expires in December 2026.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks from those reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019.

ITEM 4
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2019, the Company’s disclosure controls and procedures were not effective due to a material weakness in the Company's internal control over financial reporting as described below.

On July 10, 2019, the Company acquired Buddy's. As permitted by SEC guidance for newly acquired businesses, we intend to exclude the operations of Buddy's from the scope of our Sarbanes-Oxley Section 404 report on internal control over financial reporting for the year ended April 30, 2020. We are in the process of implementing our internal control structure over the acquired Buddy's operations and expect that this effort will be completed in fiscal 2020.

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

Other than as described under “Remediation Efforts to Address Material Weakness” and the controls that the Company is implementing in connection with the Buddy’s Acquisition, there were no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The material weakness relates to "tone at the top" issues and is more fully described in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2019.

Remediation Efforts to Address Material Weakness

The Company's management has worked, and continues to work, to strengthen the internal control over financial reporting. The Company is committed to ensuring that such controls are designed and operating effectively. Since identifying the material weakness in the internal controls over financial reporting relating to the Company's former CEO and Chairman of the Board and his control of the Board of Directors through his ownership of Class B common stock, the Company has developed and implemented remediation plans to address these control failures. The Company's Board of Directors and management take internal controls over financial reporting and the integrity of the Company’s financial statements seriously and believe that its remediation steps, including with respect to personnel changes, were and are essential steps to maintaining strong and effective internal controls over financial reporting and a strong internal control environment.

The Company has taken significant steps to address the material weakness set forth above. As discussed above, the Company believes that the remediation steps that have been taken are critical steps toward addressing the “tone at the top” concerns that contributed to the material weakness it has identified. The Company is committed to maintaining a strong internal control environment and believes that these remediation actions represent significant improvements in its controls. Additional remediation measures continue to be considered and implemented as appropriate. The Company will continue to assess the effectiveness of our remediation efforts in connection with its evaluations of internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1
LEGAL PROCEEDINGS
For information regarding legal proceedings, please see "Note 15. Commitments and Contingencies" in Financial Statements, which information is incorporated herein by reference.
ITEM 1A
RISK FACTORS

The following risk factors should be considered in addition to the risk factors described in Part I, Item 1A, in its Annual Report on Form 10-K for the fiscal year ended April 30, 2019:

The integration of the Company and Buddy’s may present challenges that could result in the combined business not operating as effectively as expected or in the failure to achieve some or all of the anticipated benefits of the Buddy’s Acquisition.

The Buddy’s Acquisition was designed to build a franchising platform for the Company that complements and diversifies the Company’s current businesses and operations. The benefits expected to result from the Buddy's Acquisition will depend in part on whether the operations of Buddy’s can be effectively integrated in a timely and efficient manner with those of the Company. While the Buddy’s business is distinct and separate from the existing the Company’s business, the Company will need to integrate the organizations, procedures and operations of the two businesses. The integration of the two businesses may be time-consuming, and the management of both companies will have to dedicate time and resources to it. These efforts could divert management’s focus and resources from other strategic opportunities and from day-to-day operational matters during the integration process. Failure to successfully integrate the operations of Buddy’s into the Company could result in the failure to achieve some of the anticipated benefits from the Buddy’s Acquisition, and could have an adverse effect on the business, results of operations, financial condition or prospects of the Company after the Buddy’s Acquisition.

We have incurred significant transaction and acquisition-related costs and will incur integration-related costs in connection with the Buddy's Acquisition.

We have incurred a number of non-recurring costs associated with the Buddy's Acquisition and will incur integration-related costs in combining areas of the companies. The substantial majority of non-recurring expenses were comprised of transaction costs related to the Buddy's Acquisition. We also will incur transaction fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred the integration of the two companies’ businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.

Our indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligation under the term notes.

Following the Buddy's Acquisition, we have substantially increased our indebtedness, which could adversely affect our ability to fulfill our obligations and have a negative impact on our financing options and liquidity position. Upon completion of the Buddy's Acquisition, we have indebtedness of approximately $82 million and availability under our new Revolving Credit Facility of approximately $135 million, less amounts outstanding for letters of credit.

Our high level of debt could have significant consequences, including the following:

•	limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other general corporate purposes;

•
requiring a substantial portion of our cash flows to be dedicated to debt service payments, instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limiting our ability to refinance our indebtedness on terms acceptable to us or at all;

•	imposing restrictive covenants on our operations;

•	placing us at a competitive disadvantage to competitors carrying less debt; and

•	making us more vulnerable to economic downturns and limiting our ability to withstand competitive pressures.

In addition, our indebtedness may impact the cost and availability of future borrowings and, accordingly, our cost of capital.

We may not be able to generate sufficient cash to service our indebtedness and may be forced to take other action to satisfy our obligation under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to fund our day-to-day operations or to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations and other cash requirements, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to affect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. The agreements that govern our indebtedness restrict (a) our ability to dispose of assets and use the proceeds from any such dispositions and (b) our ability to raise debt capital to be used to repay our indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our obligations.

If we cannot make scheduled payments on our debt, we will be in default and, as a result, lenders under our existing and future indebtedness could declare all outstanding principal and interest to be due and payable, the lenders under the credit facilities could terminate their commitments to loan money, our secured lenders could foreclose against the assets securing such borrowings and we could be forced into bankruptcy or liquidation, in each case, which could result in your losing your investment.

Despite current and anticipated indebtedness levels, we may still be able to incur substantially more debt.

This could further exacerbate the risks described above. We may be able to incur substantial additional indebtedness in the future. Although the agreements that govern the indebtedness to be incurred or assumed in connection with the proposed mergers restrict the incurrence of additional indebtedness, these restrictions are and will be subject to a number of qualifications and exceptions and the additional indebtedness incurred in compliance with these restrictions could be substantial. If new debt is added to our current debt levels, the related risks that we now face could intensify.

The term of the agreements governing our indebtedness may restrict our current and future operations, particularly our ability to respond to change or to pursue our business strategies, and could adversely affect our capital resources, financial condition and liquidity.

The agreements that govern the indebtedness incurred or assumed in connection with the proposed mergers are expected to contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests, including, among other things, restrictions on our ability to:

•	incur, assume or guarantee additional indebtedness;

•	declare or pay dividends or make other distributions with respect to, or purchase or otherwise acquire or retire for value, equity interests;

•	make any principal payment on, or redeem or repurchase, subordinated debt;

•	make loans, advances or other investments;

•	incur liens;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries;

•	enter into sale and lease-back transactions;

•	consolidate or merge with or into, or sell all or substantially all of our assets to, another person; and

•	enter into transactions with affiliates.

In addition, certain of these agreements are expected to require us to comply with certain financial maintenance covenants. Our ability to satisfy these financial maintenance covenants can be affected by events beyond our control, and we cannot assure you that we will meet them. A breach of the covenants under these agreements could result in an event of default under the applicable indebtedness, which, if not cured or waived, could result in us having to repay our borrowings before their due dates. Such default may allow the debt holders to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. If we are forced to refinance these borrowings on less favorable terms or if we were to experience difficulty in refinancing the debt prior to maturity, our results of operations or financial condition could be materially affected. In addition, an event of default under our credit facilities may permit the lenders under our credit facilities to terminate all commitments to extend further credit under such credit facilities. Furthermore, if we are unable to repay the amounts due and payable under our credit facilities, those lenders may be able to proceed against the collateral granted to them to secure that indebtedness.

In the event our lenders accelerate the repayment of such borrowings, we cannot assure you that we will have sufficient assets to repay such indebtedness. As a result of these restrictions, we may be:

•	limited in how we conduct our business;

•	unable to raise additional debt or equity financing to operate during general economic or business downturns; or

•	unable to compete effectively, take advantage of new business opportunities or grow in accordance with our plans.

The Buddy's Acquisition may not be accretive, and may be dilutive, to our earnings per share, which may negatively affect the market price of our common stock.

Because shares of the Preferred Stock were issued in the Buddy's Acquisition, it is possible that the Buddy's Acquisition will be dilutive to our earnings per share, which could negatively affect the market price of shares of our common stock. In connection with the completion of the Buddy's Acquisition, based on the number of issued and outstanding shares of our Preferred Stock as of July 31, 2019, 8.1 million shares of our common stock could be issued if all of the shares of Preferred Stock were converted after the six-month lockup period expires. The issuance of these new shares of our common stock could have the effect of depressing the market price of shares of our common stock, through dilution of earnings per share or otherwise. In addition, future events and conditions could increase the dilution that is currently projected, including adverse changes in market conditions, additional integration related costs and other factors such as the failure to realize some or all of the benefits anticipated in the Buddy's Acquisition. Any dilution of, or delay of any accretion to, our earnings per share could cause the price of shares of our common stock to decline or grow at a reduced rate.

The redemption of Preferred Stock for common shares may be dilutive to existing stockholders and cause the market price of our common stock to fall.

Based on the number of outstanding shares of our Preferred Stock of July 31, 2019, we would issue approximately 8.1 million shares of our common stock if all of the shares of Preferred Stock were converted after the six-month lockup period expires. The issuance of these new shares of our common stock could have the effect of depressing the market price for our common stock. In addition, many Buddy's stockholders may decide not to hold the shares of our common stock they will receive upon conversion. Such sales of our common stock could have the effect of depressing the market price for our common stock and may take place promptly following the expiration of the lock-up period.

Following the Buddy’s Acquisition, certain stockholders have a substantial ownership stake in the Company, and their interests could conflict with the interests of other stockholders.

As of July 31, 2019, Vintage and B. Riley Financial, Inc. (“B. Riley”) and certain of its affiliates currently own shares of Company common stock representing approximately 15.3% and 12.8%, respectively, of the outstanding Company common stock (assuming no New Holdco common units and shares of Company Preferred Stock are redeemed in exchange for shares of Company common stock), and assuming all New Holdco common units and all shares of Company Preferred Stock were redeemed in exchange for shares of Company common stock (without giving effect to the Tender Offer), Vintage would own approximately 12.8% of the outstanding Company common stock and B. Riley and certain of its affiliates would own approximately 37.0% of the outstanding Company common stock. As a result of substantial ownership in the Company along with their or their affiliates’ participation on the Board, Vintage and B. Riley and certain of its affiliates (the “Principal Stockholders”) currently have the ability to influence certain actions requiring stockholders’ approval, including increasing or decreasing the authorized share capital, the election of directors, declaration of dividends, the appointment of management, and other policy decisions. Because the Principal Stockholders have agreed not to tender their respective shares of Company common stock in the Tender Offer, their relative ownership interests in the Company will increase as a result of any shares of Company common stock being tendered in the offer.

Accordingly, the ability of the Principal Stockholders to exercise control over the Company’s strategic direction may be enhanced. The interests of the Principal Stockholders may be different from the interests of other stockholders. While any future transaction with the Principal Stockholders or other significant Company stockholders could benefit the Company, the interests of the Principal Stockholders could at times conflict with the interests of other Company stockholders. Conflicts of interest may also arise between the Company and the Principal Stockholders or their affiliates, which may result in the conclusion of transactions on terms not determined by market forces. Any such conflicts of interest could adversely affect the Company’s business, financial condition and results of operations, and the trading price of Company common stock. Moreover, the concentration of ownership may delay, deter or prevent acts that would be favored by other Company stockholders or deprive stockholders of an opportunity to receive a premium for their shares of Company common stock as part of a sale of the Company. Similarly, this concentration of stock ownership may adversely affect the trading price of Company common stock because investors may perceive disadvantages in owning equity in a company with concentrated ownership.

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities of the Company which were not previously reported in a Current Report on Form 8-K for the period covered by this Quarterly Report on Form 10-Q.

SHARE REPURCHASES

Our Board of Directors has authorized up to $10.0 million for share repurchases. This authorization has no specific expiration date and cash proceeds from stock option exercises increase the amount of the authorization. In addition, the Board of Directors authorized an AD repurchase program, which reduces the amount of the share repurchase authorization on a dollar-for-dollar basis. Shares repurchased from option exercises and RSUs vesting that are net-share settled by us and shares repurchased in privately negotiated transactions are not considered share repurchases under this authorization. As part of the AD repurchase program, the Company expended $0.9 million during the first quarter of fiscal 2020.

ITEM 3
DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4
MINE SAFETY DISCLOSURES

None.
ITEM 5
OTHER INFORMATION
On September 6, 2019, Shaun York resigned as the Company’s Chief Operating Officer effective immediately. In connection with his resignation, Mr. York entered into a release agreement with the Company on September 6, 2019 (the "Release Agreement"), whereby Mr. York relinquished all rights to the Bonus (as defined in Section 3(c) of his initial employment agreement) and all rights to all unvested stock options and other equity awards. To facilitate a seamless operational transition, the Company entered into a consulting agreement with Mr. York, commencing on September 6, 2019 (the "Consulting Agreement"). The Consulting Agreement is month-to-month and provides that Mr. York will serve as a consultant to the Company on operational matters. Under the terms of the Consulting Agreement, Mr. York will receive $10,000 per month. The Consulting Agreement also provides that Mr. York may not disclose or use any confidential information of the Company. The Company also repurchased Mr. York’s AD entity S&P Tampa Development LLC for $1,999,919 and his franchisee entity S&P Tampa Tax LLC for $112,978. In connection with these repurchases, the Company provided a general release of the York Debt Guarantees.

ITEM 6
EXHIBITS

We have filed the following exhibits as part of this report:

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

2.1
Agreement of Merger and Business Combination Agreement dated as of July 10, 2019, among Liberty Tax, Inc., Buddy’s Newco, LLC, Franchise Group New Holdco, LLC, Franchise Group B Merger Sub, LLC, and Vintage RTO, L.P. (Exhibit 2.1 to Form 8-K, File No. 001-35588 filed on July 11, 2019).
X

2.2
Agreement and Plan of Merger, dated as of August 7, 2019, by and among Liberty Tax, Inc., Vitamin Shoppe, Inc. and Valor Acquisition, LLC (Exhibit 2.1 to Form 8-K, File No. 001-35588 filed on August 8, 2019).
X

2.3
Equity and Asset Purchase Agreement, dated as of August 27, 2019, by and between Sears Hometown Outlet Stores, Inc., Franchise Group Newco S, LLC and solely for purposes of Section 10.17 thereto, Liberty Tax, Inc. (Exhibit 2.1 to Form 8-K, File No. 001-35588 filed August 28, 2019).
X

10.1
Credit Agreement dated as of May 16, 2019 among Liberty Tax, Inc., as borrower, the lenders party thereto, and Citizen Bank, N.A., as administrative agent (Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on May 16, 2019).
X

10.2
Pledge and Security Agreement dated as of May 16, 2019 among Liberty Tax, Inc., certain of Liberty Tax’s direct and indirect subsidiaries and Citizen Bank, N.A., as administrative agent (Exhibit 10.2 to Form 8-K, File No. 001-35588 filed on May 16, 2019).
X

10.3
Guarantee Agreement dated as of May 16, 2019 among Liberty Tax, Inc., certain of Liberty Tax’s direct and indirect subsidiaries and Citizen Bank, N.A., as administrative agent (Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on May 16, 2019).
X

10.4	Subordinated Note dated as of May 16, 2019 given by Liberty Tax, Inc. in favor of Vintage Capital (Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on May 16, 2019).		X

10.5
First Amended and Restated Limited Liability Company Agreement dated as of July 10, 2019, among Franchise Group New Holdco, LLC, as the company, Liberty Tax, Inc., the Brian DeGustino Revocable Trust, the Amy DeGustino Revocable Trust, Samjor Family LP, Vintage RTO, L.P., Martin Meyer, Fengfeng Ren, David O’Neil and Jeffrey D. Miller, each as a member, and Liberty Tax, Inc., as the manager (Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on July 11, 2019).
X

10.6
Registration Rights Agreement dated as of July 10, 2019, among Liberty Tax, Inc., Tributum, L.P., the Brian DeGustino Revocable Trust, the Amy DeGustino Revocable Trust, Samjor Family LP, Vintage RTO, L.P., Martin Meyer and Fengfeng Ren, David O’Neil and Jeffrey D. Miller (Exhibit 10.2 to Form 8-K, File No. 001-35588 filed on July 11, 2019).
X

10.7
Income Tax Receivable Agreement dated as of July 10, 2019, among Liberty Tax, Inc., Vintage RTO, L.P., Samjor Family LP, the Brian DeGustino Revocable Trust, the Amy DeGustino Revocable Trust, Martin Meyer, Fengfeng Ren, David O’Neil and Jeffrey D. Miller (Exhibit 10.6 to Form 8-K, File No. 001-35588 filed on July 11, 2019).
X

10.8
Second Amendment to Credit Agreement and Assumption Agreement dated as of July 10, 2019, among Liberty Tax, Inc., as the original borrower, JTH Tax LLC, SiempreTax+ LLC, JTH Financial, LLC, Wefile LLC, JTH Properties 1632, LLC, LTS Properties, LLC, LTS Software LLC, JTH Tax Office Properties, LLC,  360 Accounting Solutions LLC, JTH Court Plaza, LLC, and Franchise Group Intermediate L 1, LLC, each as guarantors, Franchise Group Intermediate L 2, LLC, as the replacement borrower, Citizen Bank, N.A., as administrative agent, and the lenders party thereto (Exhibit 10.7 to Form 8-K, File No. 001-35588 filed on July 11, 2019).
X

10.9
Credit Agreement dated as of July 10, 2019, among Buddy’s Newco, LLC and Buddy’s Franchising and Licensing LLC, each as borrowers, Franchise Group Intermediate B, LLC, various lenders from time to time party thereto, and Kayne Solutions Fund, L.P., as administrative agent and as collateral agent (Exhibit 10.8 to Form 8-K, File No. 001-35588 filed on July 11, 2019).
X

10.10
Security Agreement dated as of July 10, 2019, among Buddy’s Newco, LLC, Buddy’s Franchising and Licensing LLC and Franchise Group Intermediate B, LLC, as grantors, and Kayne Solutions Fund, L.P., as collateral agent (Exhibit 10.9 to Form 8-K, File No. 001-35588 filed on July 11, 2019).
X

10.11	Closing Subscription Agreement dated as of July 10, 2019, among Liberty Tax, Inc., and Tributum, L.P (Exhibit 10.10 to Form 8-K, File No. 001-35588 filed on July 11, 2019).		X

10.12	Post-Closing Subscription Agreement dated as of July 10, 2019, among Liberty Tax, Inc., and Tributum, L.P. (Exhibit 10.11 to Form 8-K, File No. 001-35588 filed on July 11, 2019).		X

10.13
Amendment Number One and Consent, dated as of August 23, 2019, to Credit Agreement, dated as of July 10, 2019, among Buddy’s Newco, LLC and Buddy’s Franchising and Licensing LLC, each as borrowers, Franchise Group Intermediate B, LLC, various lenders from time to time party thereto, and Kayne Solutions Fund, L.P., as administrative agent and as collateral agent. (Exhibit 10.1 to Form 8-K, File No. 001-35588 filed August 28, 2019).
X

31.1 (1)	Certification of Interim Chief Executive Officer	X

31.2 (1)	Certification of Chief Financial Officer	X

32.1(1)	Section 1350 Certification (Interim Chief Executive Officer)	X

32.2(1)	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
(1) This exhibit is furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.

* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Liberty Tax, Inc. (Registrant)

September 9, 2019	By:	/s/ M. Brent Turner
M. Brent Turner Interim Chief Executive Officer (Principal Executive Officer)

September 9, 2019	By:	/s/ Michael S. Piper
Michael S. Piper Chief Financial Officer (Principal Financial Officer)