Form 10-Q
period 2019-10-31
Franchise Group, Inc.
filed 2019-12-10
CIK 1528930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2019

OR

☐         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission File Number 001-35588

Franchise Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-3561876
(State of incorporation)	(IRS employer identification no.)

1716 Corporate Landing Parkway
Virginia Beach, Virginia 23454
(Address of principal executive offices)
 (757) 493-8855
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $.01 per share	FRG	NASDAQ Global Market

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

The number of shares outstanding of the registrant's common stock, par value $0.01 value per share, as of December 6, 2019, was 19,703,481 shares.

FRANCHISE GROUP, INC. AND SUBSIDIARIES

Form 10-Q for the Quarterly Period Ended October 31, 2019

PART I. FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS (UNAUDITED)

FRANCHISE GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
October 31, 2019, April 30, 2019 and October 31, 2018
(In thousands, except share count and per share data)

	October 31, 2019	April 30, 2019	October 31, 2018
Assets	(unaudited)		(unaudited)
Current assets:
Cash and cash equivalents	$86,306	$22,983	$5,132
Receivables:
Accounts receivable	39,318	47,011	40,089
Notes receivable - current	30,541	21,097	38,014
Interest receivable, net of uncollectible amounts	2,281	1,718	2,500
Allowance for doubtful accounts - current	(8,563)	(11,183)	(11,937)
Total current receivables, net	63,577	58,643	68,666
Assets held for sale	—	—	4,357
Income taxes receivable	427	1,784	14,890
Inventories, net	144,981	—	—
Other current assets	8,763	9,682	2,928
Total current assets	304,054	93,092	95,973
Property, equipment, and software, net	45,760	32,676	36,185
Notes receivable, non-current	20,054	7,445	10,569
Allowance for doubtful accounts, non-current	(781)	(633)	(1,502)
Total non-current notes receivables, net	19,273	6,812	9,067
Goodwill	118,844	6,566	7,550
Operating lease right-of-use assets	127,618	—	—
Other intangible assets, net	64,268	19,161	21,731
Deferred income taxes	1,038	315	1,441
Other assets	5,666	1,379	2,013
Total assets	$686,521	$160,001	$173,960
Liabilities and Equity
Current liabilities:
Current installments of long-term obligations	$13,454	$13,108	$15,685
Current portion of operating lease liabilities	32,290	—	—
Current portion of finance lease liabilities	418	—	—
Accounts payable and accrued expenses	63,836	13,672	15,100
Due to Area Developers (ADs)	3,550	17,282	6,886
Income taxes payable	—	447	—
Revolving credit facility	39,260	—	48,275
Deferred revenue - current	3,188	3,679	3,873
Total current liabilities	155,996	48,188	89,819
Total long-term debt less debt issuance costs	193,472	1,940	1,979
Deferred revenue and other - non-current	3,220	5,622	6,890
Operating lease liabilities - non-current	90,861	—	—
Finance lease liabilities - non-current	703	—	—
Deferred income tax liability	—	537	919
Long-term income taxes payable	—	—	1,070
Total liabilities	444,252	56,287	100,677
Commitments and contingencies
Common stock subject to potential redemption, 9,096,435 shares (at redemption value of $12 per share)	109,157	—	—
Equity:
Common stock, $0.01 par value per share, 180,000,000, 22,000,000 and 21,200,000 shares authorized, 19,693,981 (excluding 9,096,435 shares subject to redemption), 14,048,528 and 14,036,684 shares issued and outstanding, respectively	197	140	140
Preferred stock, $0.01 par value per share, 20,000,000, 0 and 0 shares authorized, 1,886,667 issued and outstanding, respectively	19	—	—
Additional paid-in capital	—	12,552	11,964
Accumulated other comprehensive loss, net of taxes	(1,583)	(1,910)	(1,654)
Retained earnings	63,706	92,932	62,833
Total equity attributable to Franchise Group, Inc.	62,339	103,714	73,283
Non-controlling interest	70,773	—	—
Total equity	133,112	103,714	73,283
Total liabilities, common stock subject to redemption and equity	$686,521	$160,001	$173,960
See accompanying notes to condensed consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
Three and Six Months Ended October 31, 2019 (unaudited) and 2018 (unaudited)
(In thousands, except share count and per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
Revenues:
Product	$11,947	$—	$12,064	$—
Service	12,641	6,776	19,384	13,940
Leasing	11,898	—	13,233	—
Total revenues	36,486	6,776	44,681	13,940
Operating expenses:
Cost of revenue:
Product	8,171	—	8,264	—
Service	1,210	—	1,210	—
Leasing	4,463	—	5,003	—
Total cost of revenue	13,844	—	14,477	—
Selling, general, and administrative expenses	46,969	24,052	77,837	51,308
Restructuring expenses	—	1,078	—	9,345
Total operating expenses	60,813	25,130	92,314	60,653
Loss from operations	(24,327)	(18,354)	(47,633)	(46,713)
Other income (expense):
Other	1	(2)	2	—
Interest expense, net	(3,598)	(547)	(4,562)	(1,077)
Loss before income taxes	(27,924)	(18,903)	(52,193)	(47,790)
Income tax benefit	(3,829)	(6,029)	(8,960)	(15,545)
Net loss	(24,095)	(12,874)	(43,233)	(32,245)
Less: Net loss attributable to non-controlling interest	10,657	—	13,892	—
Net loss attributable to Franchise Group, Inc.	$(13,438)	$(12,874)	$(29,341)	$(32,245)

Net loss per share of common stock:
Basic and diluted	$(0.81)	$(0.92)	$(1.88)	$(2.38)

Weighted-average shares outstanding basic and diluted	16,588,868	14,033,895	15,572,099	13,555,993

See accompanying notes to condensed consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)
Three and Six Months Ended October 31, 2019 (unaudited) and 2018 (unaudited)
(In thousands)

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
Net loss	$(24,095)	$(12,874)	$(43,233)	$(32,245)
Other comprehensive loss
Unrealized (loss) gain on interest rate swap agreement, net of taxes of $(8), $4, $(23), and $(1), respectively	(20)	10	(58)	20
Foreign currency translation adjustment	42	(125)	385	(327)
Other comprehensive gain (loss)	22	(115)	327	(307)
Comprehensive loss	(24,073)	(12,989)	(42,906)	(32,552)
Less: comprehensive loss attributable to non-controlling interest	10,648	—	13,761	—
Comprehensive loss attributable to Franchise Group, Inc.	$(13,425)	$(12,989)	$(29,145)	$(32,552)

 See accompanying notes to condensed consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity
Three and Six Months Ended October 31, 2019 (unaudited)
(In thousands)

	Three Months Ended October 31, 2019
	Shares	Common stock	Shares	Preferred stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Total Franchise Group Equity	Non-controlling interest	Total Equity
Balance at August 1, 2019	16,212	$162	1,617	$16	$66,264	$(1,605)	$77,348	$142,185	66,042	$208,227
Non-controlling interest in New Holdco LLC	—	—	—	—	(15,388)	—	—	(15,388)	15,388	—
Buddy's Partners Asset Acquisition - issuance of Preferred Stock and New Holdco LLC units	—	—	270	3	16,197	—	—	16,200	—	16,200
Net loss	—	—	—	—	—	—	(13,438)	(13,438)	(10,666)	(24,104)
Total other comprehensive loss	—	—	—	—	—	22	—	22	9	31
Exercise of stock options	149	2	—	—	1,571	—	—	1,573	—	1,573
Stock-based compensation, net of taxes	—	—	—	—	342	—	—	342	—	342
Issuance of common stock related to Sears Outlet	3,333	33	—	—	39,967	—	—	40,000	—	40,000
Common stock subject to potential redemption	—	—	—	—	(108,953)	—	(204)	(109,157)	—	(109,157)
Balance at October 31, 2019	19,694	$197	1,887	$19	$—	$(1,583)	$63,706	$62,339	$70,773	$133,112

	Six Months Ended October 31, 2019
	Shares	Common stock	Shares	Preferred stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Total Franchise Group Equity	Non-controlling interest	Total Equity
Balance at May 1, 2019	14,049	$140	—	$—	$12,552	$(1,910)	$92,932	$103,714	—	$103,714
Cumulative effect of adopted accounting standards, net	—	—	—	—	—	—	319	319	—	319
Buddy's Acquisition - issuance of Preferred Stock and New Holdco LLC units	—	—	1,617	16	96,984	—	—	97,000	—	97,000
Non-controlling interest in New Holdco LLC	—	—	—	—	(84,665)	—	—	(84,665)	84,665	—
Buddy's Partners Asset Acquisition - issuance of Preferred Stock and New Holdco LLC units	—	—	270	3	16,197	—	—	16,200	—	16,200
Net loss	—	—	—	—	—	—	(29,341)	(29,341)	(14,023)	(43,364)
Total other comprehensive loss	—	—	—	—	—	327	—	327	131	458
Exercise of stock options	177	2	—	—	1,878	—	—	1,880	—	1,880
Stock-based compensation, net of taxes	52	1	—	—	1,061	—	—	1,062	—	1,062
Issuance of common stock related to Buddy's	2,083	21	—	—	24,979	—	—	25,000	—	25,000
Issuance of common stock related to Sears Outlet	3,333	33	—	—	39,967	—	—	40,000	—	40,000
Common stock subject to potential redemption	—	—	—	—	(108,953)	—	(204)	(109,157)	—	(109,157)
Balance at October 31, 2019	19,694	$197	1,887	$19	$—	$(1,583)	$63,706	$62,339	$70,773	$133,112

See accompanying notes to condensed consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity
Three and Six Months Ended October 31, 2018 (unaudited)
(In thousands)

	Three Months Ended October 31, 2018
	Shares	Class A common stock	Shares	Class B common stock	Shares	Special voting preferred stock	Shares	Exchangeable stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Total Equity
Balance at August 1, 2018	14,024	$140	—	$—	—	$—	—	$—	$11,769	$(1,539)	$75,707	$86,077
Net loss	—	—	—	—	—	—	—	—	—	—	(12,874)	(12,874)
Total other comprehensive loss	—	—	—	—	—	—	—	—	—	(115)	—	(115)
Stock-based compensation, net of taxes	13	—	—	—	—	—	—	—	195	—	—	195
Balance at October 31, 2018	14,037	$140	—	$—	—	$—	—	$—	$11,964	$(1,654)	$62,833	$73,283

	Six Months Ended October 31, 2018
	Shares	Class A common stock	Shares	Class B common stock	Shares	Special voting preferred stock	Shares	Exchangeable stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Total Equity
Balance at May 1, 2018	12,823	$128	200	$2	—	$—	1,000	$10	$11,570	$(1,347)	$101,138	$111,501
Cumulative effect of adopted accounting standards, net	—	—	—	—	—	—	—	—	—	—	(3,794)	(3,794)
Net loss	—	—	—	—	—	—	—	—	—	—	(32,244)	(32,244)
Total other comprehensive loss	—	—	—	—	—	—	—	—	—	(307)	—	(307)
Stock-based compensation, net of taxes	14	—	—	—	—	—	—	—	394	—	—	394
Conversion of Class B shares to Class A shares	1,200	12	(200)	(2)	—	—	—	—	—	—	—	10
Conversion of preferred stock to common stock	—	—	—	—	—	—	(1,000)	(10)	—	—	—	(10)
Cash Dividends	—	—	—	—	—	—	—	—	—	—	(2,267)	(2,267)
Balance at October 31, 2018	14,037	$140	—	$—	—	$—	—	$—	$11,964	$(1,654)	$62,833	$73,283

See accompanying notes to condensed consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
Six Months Ended October 31, 2019 (unaudited) and 2018 (unaudited)
(In thousands)

	Six Months Ended October 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(43,233)	$(32,245)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	3,708	3,898
Depreciation, amortization, and impairment charges	8,621	6,359
Amortization of deferred financing costs	1,355	138
Loss on disposal of fixed and intangible assets	688	5,330
Stock-based compensation expense	1,083	439
Gain (loss) on bargain purchases and sales of Company-owned offices	(1,032)	(138)
Equity in gain of affiliate	84	46
Deferred tax expense	(11,971)	(179)
Changes in accrued income taxes	1,243	(19,441)
Changes in other assets and liabilities	2,507	54
Net cash used in operating activities	(36,947)	(35,739)
Cash flows from investing activities:
Issuance of operating loans to franchisees and ADs	(14,868)	(18,828)
Payments received on operating loans to franchisees	815	1,525
Acquisition of business, net of cash acquired	(149,859)	—
Purchases of AD rights, Company-owned offices and acquired customer lists	(2,506)	(119)
Proceeds from sale of Company-owned offices and AD rights	—	90
Purchases of property, equipment and software	(718)	(1,925)
Net cash used in investing activities	(167,136)	(19,257)
Cash flows from financing activities:
Proceeds from the exercise of stock options	1,880	—
Issuance of common stock	65,000	—
Dividends paid	—	(2,244)
Repayment of long-term obligations	(14,345)	(4,280)
Borrowings under revolving credit facility	39,260	48,601
Repayments under revolving credit facility	(24,971)	(326)
Issuance of debt	210,000	—
Payment of debt issuance costs	(9,551)	—
Cash paid for taxes on exercises/vesting of stock-based compensation	(21)	(46)
Net cash provided by financing activities	267,252	41,705
Effect of exchange rate changes on cash, net	154	(99)
Net increase (decrease) in cash and cash equivalents	63,323	(13,390)
Cash and cash equivalents at beginning of period	22,983	18,522
Cash and cash equivalents at end of period	$86,306	$5,132

See accompanying notes to condensed consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
Six Months Ended October 31, 2019 (unaudited) and 2018 (unaudited)
(In thousands)

	Six Months Ended October 31,
	2019	2018
Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest of $13 and $16, respectively	$903	$1,010
Cash paid for taxes, net of refunds	13	4,030
Accrued capitalized software costs included in accounts payable	16	121
During the six months ended October 31, 2019 and 2018, the Company acquired certain assets from ADs, franchisees, and third parties as follows:
Fair value of assets purchased	$9,487	$1,748
Receivables applied, net of amounts written off, due ADs and related deferred revenue	(4,896)	(117)
Bargain purchase gains	(978)	(48)
Long-term obligations and accounts payable issued to seller	(1,107)	(1,464)
Cash paid to ADs, franchisees and third parties	$2,506	$119
During the six months ended October 31, 2019 and 2018, the Company sold certain assets to ADs and franchisees as follows:
Book value of assets sold	$—	$726
loss on sale - loss recognized	—	(27)
Notes received	—	(609)
Restructuring	—	—
Cash received from ADs and franchisees	$—	$90

See accompanying notes to condensed consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

October 31, 2019 and 2018

(1) Organization and Significant Accounting Policies

Description of Business

Franchise Group, Inc. (the "Company"), a Delaware corporation, is a franchisor, operator and acquirer of franchised and franchisable businesses that it can scale using its operating expertise. On July 10, 2019, the Company formed Franchise Group New Holdco, LLC (“New Holdco”), which completed the acquisition of Buddy's Newco, LLC ("Buddy's") (the "Buddy's Acquisition") as described in "Note 2. Acquisition" in exchange for units of New Holdco ("New Holdco units") and voting non-economic preferred stock ("Preferred Stock") in the Company. On October 23, 2019, the Company completed the acquisition of the Sears Outlet segment as described in “Note 2. Acquisition”. New Holdco holds all of the Company’s operating subsidiaries.

The Company currently operates in three reportable segments: Liberty Tax, Buddy’s and Sears Outlet. The Liberty Tax segment provides income tax services in the United States of America (the "U.S.") and Canada. The Buddy's segment is a specialty retailer engaged in the business of leasing and selling consumer electronics, residential furniture, appliances and household accessories. The Sears Outlet segment provides in-store and online access for customers to purchase new, one-of-a-kind, out-of-carton, discontinued, obsolete, used, reconditioned, and scratched and dented products, collectively "outlet-value products" across a broad assortment of merchandise categories, including home appliances, mattresses, furniture and lawn and garden equipment.

The Liberty Tax segment's operating revenues are seasonal in nature, which has peak revenues occurring in the months of January through April. Therefore, results for interim periods are not indicative of results to be expected for the full year.

Change in Fiscal Year-End

On October 1, 2019, the Board of Directors of the Company approved a change in the Company's fiscal year end from April 30 to the Saturday closest to December 31 of each year, effective immediately. The decision to change the fiscal year-end was related to the recent Buddy’s Acquisition and Sears Outlet Acquisition to closely align its operations and internal controls with that of its subsidiaries. The Company will file an annual report for the transition period ending December 28, 2019.

The Sears Outlet segment's quarter ended November 2, 2019. The Sears Outlet segment's year end will be on December 28, 2019, consistent with the Company's fiscal year end.

Basis of Presentation
 The Company consolidates any entities in which it has a controlling interest, the usual condition of which is ownership of a majority voting interest. The Company is the sole managing member of New Holdco and possesses ownership of more than 50 percent of the outstanding voting shares. As a result, the Company consolidates the financial results of New Holdco and reports a non-controlling interest that represents the economic interest held by the former equity holders of Buddy's (the "Buddy's Members"). The assets and liabilities of New Holdco reflect substantially all of the Company’s consolidated assets and liabilities with the exception of certain cash balances and deferred tax liabilities. As of October 31, 2019, the Company had an ownership interest of 60.1% in New Holdco and reported a non-controlling interest equal to 39.9%.

The Company does not possess any ownership interests in franchisee entities; however, the Company may provide financial support to franchisee entities. Because the Company's franchise arrangements provide franchisee entities the power to direct the activities that most significantly impact their economic performance, the Company does not consider itself the primary beneficiary of any such entity that meets the definition of a variable interest entity ("VIE"). Based on the results of management's analysis of potential VIEs, the Company has not consolidated any franchisee entities. The Company's maximum exposure to loss resulting from involvement with potential VIEs is attributable to accounts and notes receivables and future lease payments due from franchisees. When the Company does not have a controlling interest in an entity but has the ability to exert significant influence over the entity, the Company applies the equity method of accounting. Intercompany balances and transactions have been eliminated in consolidation.

Inventory for the Buddy's segment is recorded at cost, including shipping and handling fees. All lease merchandise is available for lease or sale. Upon purchase, merchandise is not initially depreciated until it is leased or three months after the purchase date. Non-leased merchandise is depreciated on a straight-line basis over a period of 24 months. Leased merchandise is depreciated over the lease term of the rental agreement. On a weekly basis, all damaged, lost, stolen, or unsalable merchandise identified is written off. Maintenance and repairs of lease merchandise are charged to operations as incurred. Inventory for the Sears Outlet segment is valued at the lower of cost or market using the weighted average cost method. Inventory includes the inventory cost plus all freight and any warranty costs. A provision for estimated shrink is recorded based on the historical results of physical inventories and adjusted based on the actual results of physical inventories as they are performed.

Prior year period results were reclassified to conform to the current year presentation. Revenues have been classified into product, service and leasing revenues as further discussed in "Note 8. Revenue." Costs of sales for product includes the cost of merchandise and transportation costs. Service costs of sales includes the direct costs of warranties, the cost delivery and handling related to merchandise sold online. Leasing cost of sales represents the amortization of inventory costs over the leased term. Other operating expenses, including employee costs, depreciation and amortization, and advertising expenses have been reclassified into selling, general and administrative expenses. The Company also includes the cost of warehousing and occupancy costs in selling, general and administrative expenses.

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information.  The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required only in annual financial statements.  The consolidated balance sheet data as of April 30, 2019, was derived from the Company’s 2019 Annual Report on Form 10-K filed on June 27, 2019.

In the opinion of management, all adjustments necessary for a fair presentation of such condensed consolidated financial statements in accordance with GAAP have been recorded.  These adjustments consisted only of normal recurring items.  The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its 2019 Annual Report on Form 10-K filed on June 27, 2019.

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

Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)" and subsequent amendments, which replaced previous lease accounting guidance in GAAP and require lessees to recognize right-of-use assets and corresponding lease liabilities on the consolidated balance sheets for all in-scope leases with a term of greater than 12 months and require disclosure of certain quantitative and qualitative information pertaining to an entity's leasing arrangements. The Company adopted the requirements of the standard on May 1, 2019, using the optional effective transition method provided by accounting pronouncement, ASU No. 2018-11, "Leases (Topic 842): Targeted Improvements." ASU 2018-11 allows entities to initially apply ASU 2016-02 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, the Company's reporting for comparative periods presented in the year of adoption will continue to be in accordance with ASC 840, "Leases (Topic 840)" ("ASC 840"). The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, permitted the Company to carry forward the historical lease classification for leases that commenced before the effective date of the new standard. The Company elected to not separate non-lease components from lease components for all classes of underlying assets. The Company did not elect the hindsight practical expedient, which permits the use of hindsight when determining lease term and impairment of right-of-use assets. Adoption of the standard resulted in the recognition of lease right-of-use assets of $8.4 million, lease liabilities of $8.6 million and a reduction to retained earnings of $0.3 million, net of tax, as of April 30, 2019. The adoption of the standard did not have a material impact on the Company's condensed consolidated statements of operations or condensed consolidated statements of cash flows. Refer to "Note 9. Leases" for additional information related to the Company's accounting for leases.

In June 2016, the FASB issued ASU No. 2016-13, "Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which changes how companies will measure credit losses for most financial assets and certain other instruments that aren't measured at fair value through net income. The standard replaces the "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost (which generally will result in the earlier recognition of allowances for losses) and requires companies to record allowances for available-for-sale debt securities, rather than reduce the carrying amount. In addition, companies will have to disclose significantly more information, including information used to track credit quality by year of origination, for most financing receivables. The ASU should be applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the standard is effective. The ASU is effective for U.S. Securities and Exchange Commission ("SEC") filers that are not smaller reporting companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 and for smaller reporting companies for fiscal years, and interim periods within those fiscal year, beginning after December 15, 2022. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018, and interim periods therein. The ASU is effective for the Company for the fiscal year beginning January 1, 2023. The Company is currently evaluating the impact of the adoption of this standard to its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This standard eliminates Step 2 from the goodwill impairment test. Instead, an entity should compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The ASU is effective for SEC filers that are not smaller reporting companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 and for smaller reporting companies for fiscal years, and interim periods within those fiscal year, beginning after December 15, 2022. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018, and interim periods therein. The ASU is effective for the Company for the fiscal year beginning January 1, 2023. The Company is currently evaluating the impact of the adoption of this standard to its consolidated financial statements.

(2) Acquisitions

The assets acquired and the liabilities assumed in the acquisitions below are recorded at fair value in accordance with ASC 805, "Business Combinations."

Sears Outlet Acquisition

On October 23, 2019, the Company completed the acquisition of the Sears Outlet segment and nine Buddy's Home Furnishing franchises from Sears Hometown and Outlet Stores, Inc. (collectively, the "Sears Outlet Acquisition") pursuant to the terms of the Equity and Asset Purchase Agreement, dated as of August 27, 2019, for an aggregate purchase price of $131.3 million.

The table below summarizes the preliminary estimates of the fair values of the identifiable assets acquired and liabilities assumed in the Sears Outlet Acquisition as of the acquisition date. The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in an adjustment to the preliminary values presented below, when management's appraisals and estimates are finalized. Due to the recent completion of the Sears Outlet Acquisition, the Company is awaiting additional information to finalize the valuation of various balances, which include the measurement of the lease right-of-use assets, merchandise inventories and property and equipment.

(In thousands)
Cash and cash equivalents	$1,800
Accounts receivable	1,615
Inventories, net	120,800
Other current assets	3,792
Property, equipment and software, net	13,012
Goodwill	9,763
Assets held for sale	15,000
Operating lease right-of-use assets	104,405
Other assets	915
Total assets	271,102
Current portion of operating lease liabilities	24,804
Accounts payable and accrued expenses	26,414
Other current liabilities	16,862
Operating lease liabilities - non-current	71,561
Finance lease liabilities - non-current	165
Total liabilities	139,806
Consideration transferred	$131,296

Goodwill is calculated as the excess of the purchase price over the fair value of the net assets acquired. The goodwill recognized is attributable to operational synergies in the expected franchise models and growth opportunities.

Lease right-of-use assets and lease liabilities consists of leases for retail store locations, office space and vehicles. The lease right-of-use assets incorporate an adjustment of $8.0 million, net for favorable and unfavorable leases (as compared to prevailing market rates) which will be amortized over the remaining lease terms.

The acquired property and equipment consist of leasehold improvements of $7.9 million, office furniture, fixtures and equipment of $3.7 million, computer hardware and software for $0.8 million and construction in progress of $0.6 million.

Assets held for sale relate to five Sears Outlet stores and nine Buddy’s Home Furnishing Stores acquired and immediately sold to third parties for $15.0 million. Refer to "Note 3. Assets Disposition" for further discussion.

The results of operations of the Sears Outlet segment are included in the Company's results of operations beginning October 23, 2019. From October 23, 2019 through November 2, 2019, the Sears Outlet segment generated revenues of $12 million and a net loss of $2.1 million.

Buddy's Acquisition

On July 10, 2019 (the "Buddy's Acquisition Date"), the Company entered into and completed certain transactions contemplated by an Agreement of Merger and Business Combination Agreement with Buddy's, New Holdco, a wholly-owned direct subsidiary of the Company, Franchise Group B Merger Sub, LLC, a wholly-owned indirect subsidiary of New Holdco and Vintage RTO, L.P., solely in its capacity as the representative of the Buddy's Members, to acquire Buddy's in a stock transaction. At the Buddy's Acquisition Date, each outstanding unit of Buddy's was converted into the right to receive 0.459315 New Holdco units and 0.091863 shares of Preferred Stock. The Buddy's Members may elect, following an initial six-month lockup period, to cause New Holdco and the Company to redeem one New Holdco Unit and one-fifth of a share of Preferred Stock in exchange for one share of common stock of the Company. As of the Buddy's Acquisition Date, on an as-converted basis, the Buddy's Members' aggregate ownership of New Holdco units and shares of Preferred Stock represent approximately 36.44% of the Company's outstanding common stock, which implies an enterprise value for Buddy's of approximately $122 million and an equity value of $12.00 per share of common stock. The Company is the sole managing member of New Holdco, which will be consolidated for financial reporting purposes. New Holdco units held by the Buddy's Members will be recorded as a non-controlling interest on the consolidated financial statements.

The Company and the Buddy's Members also entered into an income tax receivable agreement (the "TRA") pursuant to which, subject to certain exceptions set forth in the TRA, the Company will pay the Buddy's Members 40% of the cash savings, if any, in federal, state and local taxes that the Company realizes or is deemed to realize as a result of any increases in tax basis of the assets of New Holdco resulting from future redemptions or exchanges of New Holdco units held by the Buddy's Members. In connection with the Buddy's Acquisition, none of the New Holdco units were to be purchased or exchanged by the Company and the Buddy's Members. Accordingly, the Company is not obligated to make any TRA payments to the Buddy's Members and therefore has not recorded an initial TRA or contingent consideration liability. In future periods, to the extent that Buddy’s Members exchange their New Holdco units that result in an increase in tax basis of the assets of New Holdco, the Company will initially record an estimated TRA liability equal to the portion of realizable tax benefits that are probable to the Buddy’s Members as an adjustment to additional paid-in capital.

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

The table below summarizes the preliminary estimates of the fair values of the identifiable assets acquired and liabilities assumed in the Buddy's Acquisition as of the Buddy's Acquisition Date. The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in an adjustment to the preliminary values presented below, when management's appraisals and estimates are finalized. The Company is awaiting additional information to finalize the valuation of various balances, which include the acquired intangible assets, measurement of the lease right-of-use assets, and certain tax-related balances.

(In thousands)
Cash and cash equivalents	$181
Accounts receivable	13,658
Inventory	9,620
Other current assets	1,291
Property, equipment, and software, net	1,592
Goodwill	86,147
Other intangible assets, net	28,900
Operating lease right-of-use assets	10,564
Other assets	857
Total Assets	152,810
Current portion of operating lease liabilities	1,402
Current portion of finance lease liabilities	432
Accounts payable and accrued expenses	5,354
Revolving credit facility	24,971
Deferred revenue - current and non-current	819
Operating lease liabilities - non-current	11,507
Finance lease liabilities - non-current	616
Deferred income tax liability	10,709
Total Liabilities	55,810
Consideration transferred	$97,000

Goodwill is calculated as the excess of the purchase price over the fair value of the net assets acquired. The goodwill recognized is attributable to operational synergies in the expected franchise models and growth opportunities.

Intangible assets, net consist of three separately identified assets. The Company identified the Buddy's tradename as an indefinite-lived intangible asset with a fair value of $11.1 million. The tradename is not subject to amortization but will be evaluated annually for impairment. The Company also recognized an asset of $10.1 million for franchise agreements and $7.7 million for customer contracts. The allocation of the purchase price to intangible assets as well as their estimated useful lives, is preliminary and may be adjusted.

Lease right-of-use assets and lease liabilities consists of leases for retail store locations, vehicles and office equipment. The lease right of use assets incorporate an adjustment of $2.3 million, net for favorable and unfavorable Buddy's leases (as compared to prevailing market rates) which will be amortized over the remaining lease terms. During the three months ended October 31, 2019, the Company updated the valuation of operating lease right-of-use assets, finance lease assets, operating lease liabilities, and finance lease liabilities and recorded a measurement period adjustment decreasing fixed assets and decreasing total liabilities by approximately $2.9 million with no impact to goodwill.

The amount of revenue and net income included in the Company's Condensed Consolidated Statements of Operations since Buddy's Acquisition for the three and six months ended October 31, 2019 is set forth in the table below:

	Three Months Ended	Six Months Ended
(In thousands)	October 31, 2019	October 31, 2019
Revenue	$18,462	$21,105
Net loss	$(1,089)	$(1,046)

Pending Vitamin Shoppe Acquisition

On August 7, 2019, the Company entered into an Agreement and Plan of Merger (the "Vitamin Shoppe Merger Agreement") with Vitamin Shoppe, Inc. ("Vitamin Shoppe") pursuant to which, among other things, Vitamin Shoppe will become an operating subsidiary of the Company (the "Vitamin Shoppe Acquisition").

Consummation of the Vitamin Shoppe Acquisition is subject to certain customary closing conditions, including, without limitation, the approval of the Vitamin Shoppe Acquisition by Vitamin Shoppe shareholders.

Other acquisitions

On September 30, 2019, the Company acquired 21 Buddy’s Home Furnishings stores (the “Buddy’s Partners Asset Acquisition”) from franchisees of the Company's Buddy’s segment. In connection with the acquisition, the sellers received, in aggregate, 1,350,000 New Holdco units and 270,000 shares of Preferred Stock with an estimated fair value of $16.2 million. In addition to the issuance of New Holdco units and Preferred Stock, the Company also forgave $0.6 million of Buddy’s Partners receivable due to Buddy’s. This resulted in a total estimated purchase price of $16.8 million.

On August 23, 2019, the Company acquired 41 Buddy’s Home Furnishing stores from A-Team Leasing LLC. (“A-Team”), a franchisee of the Buddy’s segment, for the total consideration of $26.6 million (the "A-Team Leasing Asset Acquisition").

The table below summarizes the preliminary estimates of the fair value of the assets acquired and liabilities assumed and resulting goodwill from the Buddy’s Partners Asset Acquisition and the A-Team Leasing Asset Acquisition. The Company’s purchase price allocation for these acquisitions is preliminary and subject to revision as additional information related to the fair value of assets and liabilities becomes available. The amounts recognized and associated amortization periods will be finalized as the information necessary to complete the analyses is obtained, but no later than one year from the respective acquisition dates.

Recognized amounts of identifiable assets acquired and liabilities assumed:

(In thousands)	Buddy's Partners Asset Acquisition	A-Team Leasing Asset Acquisition
Cash and cash equivalents	$6	$8
Inventories	4,832	8,294
Property, equipment and software, net	1,165	2,481
Goodwill	5,658	7,787
Other intangible assets, net	4,400	8,000
Lease right-of-use assets	2,425	3,854
Deferred income taxes	1,305
Other assets	213	35
Total assets	20,004	30,459
Operating lease liabilities - current	506	1,271
Operating lease liabilities - non-current	1,888	2,533
Other liabilities	777	17
Total liabilities	3,171	3,821
Consideration transferred	$16,833	$26,638

Intangible assets acquired are as follows:

	Buddy's Partners Asset Acquisition		A-Team Leasing Asset Acquisition
(In thousands)	Useful life	Estimated fair value	Useful life	Estimated fair value
Re-acquired franchise rights	4.0	2,500	7.0	5,700
Customer contracts	5.0	1,900	6.0	2,300
Total intangible assets		4,400		8,000

Pro forma financial information

The following unaudited consolidated pro forma summary has been prepared by adjusting the Company's historical data to give effect to the Sears Outlet Acquisition, the Buddy's Acquisition, the A-Team Leasing Asset Acquisition and the Buddy's Partners Asset Acquisition as if they had occurred on May 1, 2018.

	Pro Forma - Unaudited
	Three Months Ended		Six Months Ended
	October 31, 2019	October 31, 2018	October 31, 2019	October 31, 2018
	(In thousands)
Revenue	$146,347	$159,007	$299,562	$319,568
Net loss	$(10,674)	$(7,000)	$(16,436)	$(27,063)

The unaudited consolidated pro forma financial information was prepared in accordance with accounting standards and is not necessarily indicative of the results of operations that would have occurred if the Sears Outlet Acquisition, the Buddy's Acquisition, the A-Team Leasing Asset Acquisition or the Buddy's Partners Asset Acquisition had been completed on the date indicated, nor is it indicative of the future operating results of the Company.

The unaudited pro forma results do not reflect events that either have occurred or may occur after these acquisitions, including, but not limited to, the anticipated realization of operating synergies in subsequent periods. They also do not give effect to certain charges that the Company expects to incur in connection with these acquisitions, including, but not limited to, additional professional fees and employee integration.

(3) Assets Disposition

On October 23, 2019, immediately following the completion of the Sears Outlet Acquisition, the Company entered into an asset purchase agreement and completed the sale of five Sears Outlet stores previously acquired in the Sears Outlet Acquisition, for $15.0 million as well as the sale of nine Buddy’s Home Furnishings franchises also previously acquired in the Sears Outlet Acquisition for $1 to an unrelated third party. These assets were initially classified as assets held for sale and recognized at fair value on the acquisition date. Therefore, the concurrent sale of these stores resulted in no gain or loss to the Company. The five Sears Outlet stores sold are now franchise locations within the Sears Outlet segment and the nine Buddy's Home Furnishings franchise locations continue to be reported in the Buddy's Segment.

(4) Accounts and Notes Receivable

The Company provides select financing to area developers ("ADs") and franchisees for the purchase of franchises, areas, Company-owned offices, and operating loans for working capital and equipment needs. The franchise-related notes generally are payable over five years, and the operating loans generally are due within one year. Most notes bear interest at an annual rate of 12%.

Most of the notes receivable are due from the Company's ADs and franchisees and are collateralized by the underlying franchise and when the AD or franchise is an entity, are guaranteed by the owners of the respective entity. The debtors' ability to repay the notes is dependent upon both the performance of the franchisee's industry as a whole and the individual franchise or AD areas.

On October 31, 2019, the Company had an unfunded lending commitment for working capital loans to franchisees and ADs of $11.5 million through January 31, 2020.

Analysis of Past Due Receivables

The breakdown of accounts and notes receivable past due at October 31, 2019, was as follows:

	Past due	Current	Interest receivable, net	Total receivables
	(In thousands)
Accounts receivable	$28,694	$10,624	$—	$39,318
Notes and interest receivable (1)	9,141	41,454	2,281	52,876
Total accounts, notes and interest receivable	$37,835	$52,078	$2,281	$92,194

(1) Interest receivable is shown net of an allowance for uncollectible interest of $3.3 million.

Accounts receivable are considered to be past due if unpaid 30 days after billing, and notes receivable are considered past due if unpaid 90 days after the due date. If it is determined the likelihood of collecting substantially all of the notes and accrued interest is not probable, the notes are put on non-accrual status. The Company’s investment in notes receivable on non-accrual status was $9.1 million, $15.6 million and $12.1 million at October 31, 2019, April 30, 2019, and October 31, 2018, respectively. Payments received on notes in non-accrual status are applied to the principal until the note is current and then to interest income. Non-accrual notes that are paid current and expected to remain current are moved back into accrual status during the next annual review.

Allowance for Doubtful Accounts

The adequacy of the allowance for doubtful accounts is assessed on a quarterly basis and adjusted as deemed necessary. Management believes the recorded allowance is adequate based upon its consideration of the estimated fair value of the franchises and AD areas collateralizing the receivables. Any adverse change in the individual franchise or AD areas could affect the Company's estimate of the allowance.

Activity in the allowance for doubtful accounts for the three and six months ended October 31, 2019 and 2018 was as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
	(In thousands)
Balance at beginning of period	$11,458	$13,559	$11,816	$12,487
Provision for doubtful accounts	1,853	1,931	3,708	3,870
Write-offs	(3,974)	(2,040)	(6,225)	(2,880)
Foreign currency adjustment	7	(11)	45	(38)
Balance at end of period	$9,344	$13,439	$9,344	$13,439

Management considers specific accounts and notes receivable to be impaired if the net amounts due exceed the fair value of the underlying franchise at the time of the annual valuation performed as of April 30 of each year and estimates an allowance for doubtful accounts based on that excess. At the end of each fiscal quarter, the Company considers the activity during the period for accounts and notes receivable impaired from the prior April 30th and adjusts the allowance for doubtful accounts accordingly. While not specifically identifiable as of the balance sheet date, the Company's analysis of its experience also indicates that a portion of other accounts and notes receivable may not be collectible. Net amounts due include contractually obligated accounts and notes receivable plus accrued interest, reduced by unrecognized revenue, the allowance for uncollected interest, amounts due ADs, and amounts owed to the franchisee by the Company.

(5) Restructuring Expense

In fiscal 2018, the Company began restructuring initiatives involving a review of Liberty Tax-owned stores and service providers to improve the Company's overall long-term profitability. The Company incurred $8.3 million of expenses in the six months ended October 31, 2018, related to these initiatives. The expenses incurred are presented in the Restructuring expense line item in the accompanying consolidated statements of operations. The restructuring initiatives were completed in October 2018. The composition of the restructuring expenses incurred for the six months ended October 31, 2018, were as follows:

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

A summary of the activity in accrued expenses related to restructuring initiatives for the six months ended October 31, 2019 and 2018 is as follows:

	Six Months Ended October 31, 2019
	Contract termination costs	Property exit costs	Total accrued expenses
	(In thousands)
Balance at beginning of period	$690	$1,467	$2,157
Cash payments	—	(431)	(431)
Balance at end of period	$690	$1,036	$1,726

	Six Months Ended October 31, 2018
	Contract termination costs	Property exit costs	Total accrued expenses
	(In thousands)
Balance at beginning of period	$1,359	$—	$1,359
Additions accrued against the liability	—	3,749	3,749
Cash payments	—	(1,031)	(1,031)
Balance at end of period	$1,359	2,718	$4,077

(6) Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the six months ended October 31, 2019 and 2018 were as follows:

	October 31, 2019	October 31, 2018
	(In thousands)
Balance at beginning of period	$6,566	$8,640
Acquisitions from franchisees	2,962	118
Buddy's Acquisition	86,147	—
Buddy's Partners Asset Acquisition	5,658	—
A-Team Leasing Asset Acquisition	7,787	—
Sears Outlet Acquisition	9,762	—
Disposals and foreign currency changes, net	(38)	(1,208)
Balance at end of period	$118,844	$7,550
Components of intangible assets were as follows as of October 31, 2019, April 30, 2019 and October 31, 2018:

	October 31, 2019
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Tradenames (1)	3 years	$11,485	$(65)	$11,420
Franchise agreements	10 years	10,100	(309)	9,791
Customer contracts	6 years	12,300	(510)	11,790
Non-compete agreements	2 years	81	(4)	77
Reacquired rights	6 years	7,800	(196)	7,604
Assets acquired from franchisees:
Customer lists	4 years	3,222	(1,503)	1,719
Reacquired rights	2 years	2,531	(1,596)	935
AD rights	9 years	36,740	(15,808)	20,932
Total intangible assets		$84,259	$(19,991)	$64,268

(1) $11.1 million of tradenames were acquired in the Buddy's Acquisition which have an indefinite life. It is tested for impairment on an annual basis.

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
The Company acquired $4.5 million and $1.3 million of AD rights during the six months ended October 31, 2019 and 2018, respectively.
During the six months ended October 31, 2019 and 2018, the Company recorded intangible assets of $48.4 million, and $1.5 million, respectively, from various acquisitions as described in "Note 2. Acquisitions". During the six months ended October 31, 2018, all assets acquired from franchisees and third parties in the U.S. were recorded as assets held for sale, while assets acquired in Canada were recorded as intangible assets.

(7) Assets Held For Sale

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

Changes in the carrying amount of assets held for sale for the six months ended October 31, 2019 and 2018 were as follows:

	Six Months Ended October 31,
	2019	2018
	(In thousands)
Balance at beginning of period	$—	$8,941
Reacquired and acquired from third parties	—	302
Sold or terminated, impairments and other	—	(4,886)
Balance at end of period	$—	$4,357

In connection with the Sears Outlet Acquisition in October 2019, the Company acquired certain stores that were classified as assets held for sale and sold concurrently to third parties. Refer to “Note 3. Assets Disposition” for further discussion.

(8) Revenue

For detail regarding the principal activities from which the Liberty Tax segment generates its revenue, see "Note 1. Description of Business and Summary of Significant Accounting Policies" in the Company’s 2019 Annual Report on Form 10-K filed on June 27, 2019. The following is a description of the principal activities from which the Buddy's and Sears Outlet segments generate their revenues. For more detailed information regarding reportable segments, see "Note 18. Segments."

•
Product sales: These include sales of merchandise at the stores and online. Revenue is measured based on the amount of fixed consideration that the Company expects to receive, reduced by estimates for variable consideration such as returns. Revenue also excludes any amounts collected from customers and remitted or payable to governmental authorities. In arrangements where the Company has multiple performance obligations, the transaction price is allocated to each performance obligation using the relative stand-alone selling price. The Company recognizes revenues from retail operations upon the transfer of control of goods to the customer. The Company satisfies its performance obligations at the point of sale for retail store transactions and upon delivery for online transactions. The Company defers revenue for retail store and online transactions including commissions on extended-service plans, where it has received consideration but has not transferred control of the goods to the customer at the end of the period. The performance obligation is generally satisfied in the following reporting period. Merchandise sales also include payments received for the exercise of the early purchase option offered through rental-purchase agreements or merchandise sold through point of sale transactions. Revenue for merchandise sales associated with rental purchase agreements is recognized when payment is received, and ownership of the merchandise passes to the customer. The remaining net value of merchandise sold is recorded to cost of sales at the time of the transaction.

•
Service sales: These include royalties and advertising fees from franchisees, fees from the sales of franchises and area developer territories, financial products, interest income from loans to franchisees and ADs, tax preparation services in our Company-owned stores, electronic filing fees, commissions on merchandise sales made through www.sears.com, services and extended-service plans, financing programs, and delivery and handling revenues related to merchandise sold online. The Company recognizes revenues from commissions on services, and delivery and handling revenues related to merchandise sold, at the point of sale as it is not the primary obligor with respect to such services and has no future obligations for future performance. Commissions earned on services, and delivery and handling revenues are presented net of related costs because the Company is acting as an agent in arranging the services for the customer and do not control the services being rendered.

•
Leasing sales: The Company provides merchandise, consisting of consumer electronics, computers, residential furniture, appliances, and household accessories to its customers pursuant to rental-purchase agreements which provide for weekly, semi-monthly or monthly rental terms with non-refundable rental payments. At the expiration of each rental term customers renew the rental agreement by pre-paying for the next rental term. Customers have the option to purchase the leased goods at any point in the lease term. Customers can terminate the agreement at the end of any rental term without penalty. Therefore, rental transactions are accounted for as operating leases and rental revenue is recognized over the rental term. Cash received prior to the beginning of the lease term is recorded as deferred revenue. Revenue related to various payment, reinstatement or late fees are recognized when paid by the customer at the point service is provided. The Company offers additional product plans along with rental agreements that provide customers with liability protection against significant damage or loss of a product, and club membership benefits, including various discount programs, product services and replacement benefits in the event merchandise is damaged or lost. Customers renew product plans in conjunction with their rental term renewals and can cancel the plans at any time. Revenue for product plans is recognized over the term of the plan.

The following represents the disaggregated revenue by reportable segments for the three and six months ended October 31, 2019:

	October 31, 2019
	Liberty Tax		Buddy's		Sears Outlet
(In thousands)	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Retail sales	$—	$—	$766	$883	$11,181	$11,181
Total Product sales	—	—	766	883	11,181	11,181
Franchise fees	435	766	10	10	—	—
Area developer fees	948	2,059	—	—	—	—
Royalties and advertising fees	893	1,683	2,583	3,243	—	—
Financial products	232	972	—	—	—	—
Interest income	1,313	2,870	(63)	—	—	—
Assisted tax preparation fees, net of discounts	335	931	—	—	—	—
Electronic filing fees	46	95	—	—	—	—
Agreement, club and damage waiver fees	—	—	2,483	2,766	—	—
Delivery revenue	—	—	—	—	342	342
Warranty revenue	—	—	—	—	525	525
Other revenues	1,625	2,003	784	970	149	149
Total Service sales	5,827	11,379	5,797	6,989	1,016	1,016
Lease revenue, net	—	—	11,899	13,233	—	—
Total Leasing Sales	—	—	11,899	13,233	—	—
Total Revenue	$5,827	$11,379	$18,462	$21,105	$12,197	$12,197

The following represents the disaggregated revenue by reportable segments for the three and six months ended October 31, 2018:

	October 31, 2018
	Liberty Tax
(In thousands)	Three Months Ended	Six Months Ended
Franchise fees	$449	$1,006
Area developer fees	619	1,647
Royalties and advertising fees	1,474	3,036
Financial products	477	1,056
Interest income	1,549	3,205
Assisted tax preparation fees, net of discounts	1,382	2,901
Electronic filing fees	30	58
Other revenues	796	1,031
Total Service sales	$6,776	$13,940

Contract Balances

The following table provides information about receivables and contract liabilities (deferred revenue) from contracts with customers:

	October 31, 2019	April 30, 2019	October 31, 2018
	(In thousands)
Notes receivable	$50,595	$28,542	$48,583
Deferred revenue	6,553	8,654	10,149

Significant changes in deferred franchise and AD fees are as follows:

	Three Months Ended	Six Months Ended
	October 31, 2019	October 31, 2019
	(In thousands)
Deferred franchise and AD fees at beginning of period	$8,553	$8,654
Revenue recognized during the period	(1,393)	(2,835)
Deferred revenue assumed from the Buddy's Acquisition	—	819
New deferrals (terminations) of franchise and AD fees	(607)	(85)
Deferred franchise and AD fees at end of period	$6,553	$6,553

Anticipated Future Recognition of Deferred Revenue

The following table reflects the estimated deferred revenue expected to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

Estimate for Fiscal Year
(In thousands)
2020 (1)	$1,366
2021	2,232
2022	1,264
2023	763
2024	412
Thereafter	516
Total	$6,553

(1) Represents franchise and AD fees expected to be recognized by April 30, 2020. The amount does not include $2.8 million of franchise and AD fee revenues recognized for the six months ended October 31, 2019.

(9) Leases

The Company's lease portfolio primarily consists of leases for its retail store locations and office space. The Company also leases certain office equipment and vehicles under finance leases. The Company subleases some of its real estate and equipment leases. The Company determines if an arrangement is a lease at inception by evaluating whether the arrangement conveys the right to use an identified asset and whether the Company obtains substantially all of the economic benefits from and has the ability to direct the use of the asset. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets; the Company recognizes expense for these leases on a straight-line basis over the lease term. For leases with an initial term in excess of 12 months, lease right-of-use assets and lease liabilities are recognized based on the present value of the future lease payments over the committed lease term at the lease commencement date. The Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate and the information available at the lease commencement date in determining the present value of future lease payments. Most leases include one or more options to renew and the exercise of renewal options is at the Company’s sole discretion. The Company does not include renewal options in its determination of the lease term unless the renewals are deemed to be reasonably certain at lease commencement. Operating lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease right-of-use assets are periodically reviewed for impairment losses. The Company uses the long-lived assets impairment guidance in ASC Subtopic 360-10, “Property, Plant, and Equipment - Overall,” to determine whether a right-of-use asset is impaired, and if so, the amount of the impairment loss to recognize.

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

The lease cost for leases that were recognized in the accompanying unaudited condensed statement of operations for the three and six months ended October 31, 2019, are as follows:

	Three Months Ended October 31, 2019	Six Months Ended October 31, 2019
	(In thousands)
Operating lease costs	$3,197	$4,696
Short-term operating lease costs	708	865
Variable operating lease costs	616	856
Sublease income	(766)	(1,418)
Total operating lease costs	$3,755	$4,999

Finance lease costs
Amortization of right-of-use assets	$111	$140
Interest on lease liabilities	21	26
Total finance lease costs	$132	$166

As of October 31, 2019, maturities of lease liabilities were as follows:

	Operating leases	Finance leases
	(In thousands)
Remainder of 2019	$7,202	$81
2020	41,790	476
2021	34,261	384
2022	24,029	103
2023	16,204	5
2024 and thereafter	23,521	165
Total undiscounted lease payments	147,007	1,214
Less interest	23,850	93
Present value of lease liabilities	$123,157	$1,121

Information regarding the weighted-average remaining lease term and the weighted-average discount rate for leases as of October 31, 2019, included a weighted-average remaining lease term of 4.4 years for operating leases and 2.3 years for finance leases and a weighted-average discount rate of 8.2% for operating leases and 8.5% for finance leases.

The right-of-use asset for finance leases as of October 31, 2019, amounts to $1.0 million and is included in property, equipment, and software, net.

The following represents other information pertaining to the Company's lease arrangements for the six months ended October 31, 2019:

(In thousands)
Non-cash information on lease liabilities arising from obtaining right-of-use assets (1)	$119,279
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	6,853
Operating cash flows from finance leases	26
Financing cash flows from finance leases	138
(1) The majority of the lease liabilities from obtaining right-of-use assets were a result of the Buddy's Acquisition, Buddy’s Partners Asset Acquisition, the A-Team Leasing Asset Acquisition, and the Sears Outlet Acquisition.

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

(10) Long-Term Obligations

Sears Outlet Credit Agreement

On October 23, 2019 as part of the Sears Outlet Acquisition, the Company, through indirect subsidiaries, entered into a Credit Agreement (the “Sears Outlet Credit Agreement”) that provides for a $105.0 million first priority senior secured term loan, net of financing costs of $2.8 million, which matures on October 23, 2023. The term loan will, at the option of the Company, bear interest at either (i) a rate per annum based on LIBOR for an interest period of one, two, three or six months, plus an interest rate margin of 6.5% (a “LIBOR Loan”) with a 1.50% LIBOR floor, payable in arrears at the end of each applicable interest period or (ii) an alternate base rate determined as provided in the Sears Outlet Credit Agreement, plus an interest rate margin of 5.5% (an “ABR Loan”) with a 2.50% alternate base rate floor, payable in arrears on the first day of each fiscal quarter. The obligations of the Company under the Sears Outlet Credit Agreement are secured on a first priority basis by substantially all of the assets of the Company’s indirect subsidiaries. The total proceeds of the term loan were used to finance the Sears Outlet Acquisition.

The Company is required to repay the term loan in equal quarterly installments of $2.5 million on the first day of each fiscal quarter, commencing on April 1, 2020. The Company is required to prepay the term loan with 75% of consolidated excess cash flow on an annual basis and with the net cash proceeds of certain other customary events. All repayments or prepayments of the term loan are subject to an exit fee of 1.0%. The Sears Outlet Credit Agreement includes customary affirmative, negative, and financial covenants binding on the Company and its subsidiaries. The negative covenants limit the ability of the Company and its subsidiaries to, among other things, incur debt, incur liens, make investments, sell assets, pay dividends on capital stock and enter into transactions with affiliates. The financial covenants include a maximum consolidated total leverage ratio (net of certain cash), a minimum consolidated fixed charge coverage ratio, a minimum consolidated liquidity requirement and a minimum borrowing base ratio. In addition, the Sears Outlet Credit Agreement includes customary events of default, the occurrence of which may require that the Company pay an additional 2.0% interest on the term loan. The Company was in compliance with all covenants of the Sears Outlet Credit Agreement as of October 31, 2019.

Buddy's Credit Agreement

On July 10, 2019 as part of the Buddy's Acquisition, the Company, through an indirect subsidiary, entered into a Credit Agreement (the "Buddy's Credit Agreement") that provides for an $82.0 million first priority senior secured term loan which matures on July 10, 2024. The term loan will bear interest, at the option of the Company, at either (i) a rate per annum based on London Interbank Offered Rate ("LIBOR") for an interest period of one, two, three or six months (a "LIBOR Loan"), plus an interest rate margin of 8.0% with a 1.50% LIBOR floor, payable in arrears at the end of each applicable interest period or (ii) an alternate base rate determined as provided in the Buddy's Credit Agreement, plus an interest rate margin of 7.0% (an "ABR Loan") with a 2.50% alternate base rate floor, payable in arrears on the first day of each fiscal quarter. If the consolidated leverage ratio of the Buddy's segment exceeds certain thresholds set forth in the Buddy's Credit Agreement, the Company will also be required to pay an additional 2.0% of interest to be paid in-kind. The obligations under the Buddy's Credit Agreement are guaranteed by certain subsidiaries of the Company and secured on a first priority basis by the assets of Buddy's. A portion of the proceeds of the Buddy's Credit Agreement was used to terminate the outstanding revolving credit facility of Buddy's.

The Company is required to repay the Buddy's Credit Agreement in equal quarterly installments of $1,025,000 on the first day of each calendar quarter, commencing on October 1, 2019. The Company is also required to prepay the term loan with 75% of consolidated excess cash flow on an annual basis and with the net cash proceeds of certain other customary events. All voluntary and certain customary mandatory prepayments are subject to a prepayment penalty. Prior to the first anniversary of the closing date, the prepayment penalty is a make-whole premium on the portion of the Buddy’s Credit Agreement so prepaid. Thereafter, the amount of the prepayment penalty on the portion of the Buddy’s Credit Agreement so prepaid is (a) 3.0%, from the first anniversary of the closing date through (but not including) the second anniversary of the closing date, (b) 2.0%, from the second anniversary of the closing date through (but not including) the third anniversary of the closing date, and (c) 1.0%, from the third anniversary of the closing date through (but not including) the fourth anniversary of the closing date. The Company may also be required to pay LIBOR breakage and redeployment costs in certain limited circumstances.

The Buddy's Credit Agreement includes customary affirmative, negative and financial covenants binding on the Company and its subsidiaries. The negative financial covenants limit the ability of the Company to incur debt, incur liens, make investments, sell assets, pay dividends on its capital stock and enter into transactions with affiliates. The financial covenants include a maximum consolidated leverage ratio and a minimum fixed charge coverage ratio to be tested at the end of each fiscal quarter and a requirement that the minimum consolidated liquidity of certain subsidiaries must not be less than $1.0 million at any time. In addition, the Buddy’s Credit Agreement includes customary events of default, the occurrence of which may require the Company to pay an additional 2.0% interest on the term loan to be paid in-kind. The Company was in compliance with all covenants of the Buddy’s Credit Agreement as of October 31, 2019.

On August 23, 2019, as part of the 41 stores acquisition from A-Team, the Buddy's Credit Agreement was amended. The amendment provides for a $23.0 million first priority senior secured loan (the “Buddy’s Additional Term Loan”), net of financing costs of $0.4 million. The Company is required to repay the additional amounts under the amended Buddy's Credit Agreement in equal quarterly installments of $287,500 on the first day of each calendar quarter, commencing on October 1, 2019.

On September 30, 2019, the Buddy's Credit Agreement was further amended to update the agreed consolidated EBITDA figures for September 30, 2018, December 31, 2018, March 31, 2019 and June 30, 2019 and to clarify the circumstances under which acquisitions may be given pro forma effect in the calculation of consolidated EBITDA.

Liberty Tax Credit Agreement

On May 16, 2019, the Company entered into a new Credit Agreement (the "Liberty Tax Credit Agreement") that provides for a $135.0 million senior revolving credit facility (the "Revolving Credit Facility"), with a $10.0 million sub-facility for the issuance of letters of credit, and a $20.0 million swingline loan sub-facility. The Company’s obligations under the Liberty Tax Credit Agreement are guaranteed by certain subsidiaries of the Company. The Company’s obligations under the Liberty Tax Credit Agreement are secured by substantially all of the assets (other than existing real property) of the Liberty Tax segment and each guarantor (including all or a portion of the equity interests in certain of the Company’s domestic and foreign subsidiaries). The Liberty Tax Credit Agreement replaces the Company’s prior credit facility.

The Revolving Credit Facility will mature on May 31, 2020. Borrowings under the Revolving Credit Facility will, at the option of the Company, bear interest at either (i) a LIBOR Loan, plus an applicable interest rate margin determined as provided in the Liberty Tax Credit Agreement, or (ii) an ABR Loan, as determined by the Liberty Tax Credit Agreement. The applicable interest rate margin varies from 3.0% per annum to 4.0% per annum for LIBOR Loans, and from 2.0% per annum to 3.0% per annum for ABR Loans, in each case depending on the Company’s consolidated leverage ratio and is determined in accordance with a pricing grid set forth in the Liberty Tax Credit Agreement (the “Pricing Grid”). Interest on LIBOR Loans is payable in arrears at the end of each applicable interest period, and interest on ABR Loans is payable in arrears at the end of each calendar quarter. There are no prepayment penalties in the event the Company elects to prepay and terminate the Revolving Credit Facility prior to its scheduled maturity date, subject to LIBOR breakage and redeployment costs in certain limited circumstances. The Company agrees in the Liberty Tax Credit Agreement to pay a fee on the average daily unused amount of the Revolving Credit Facility during the term thereof. Such unused fee is payable in arrears at the end of each calendar quarter and accrues at a rate which varies from 0.25% to 0.5% depending on the Company’s consolidated leverage ratio, as determined in accordance with the Pricing Grid. The Company also agreed to pay (x) a fee for each outstanding letter of credit at a rate per annum equal to the applicable interest rate margin for LIBOR Loans, as determined in accordance with the Pricing Grid, multiplied by the average daily amount available to be drawn under such letter of credit, and (y) to the letter-of-credit issuer, a fronting fee which shall accrue at a rate of 0.125% per annum on the average daily amount of the outstanding aggregate letter-of-credit obligations under the Liberty Tax Credit Agreement. The average interest rate paid during the six months ended October 31, 2019 was 5.02%.

The Liberty Tax Credit Agreement includes customary affirmative, negative, and financial covenants binding on the Company, including the delivery of financial statements and other reports and maintenance of existence. The financial covenants set forth in the Liberty Tax Credit Agreement include a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio, each of which will be tested at the end of each fiscal quarter of the Company, and a minimum consolidated net worth ratio tested at the end of each fiscal year of the Company. The Liberty Tax Credit Agreement provides that, for a period of 30 consecutive days after May 16, 2019, our outstanding obligations under the Liberty Tax Credit Agreement will not exceed $12.5 million. Additionally, from April 30, 2020 until the maturity date, our outstanding obligations must be reduced to $0. In addition, the Liberty Tax Credit Agreement includes customary events of default. The Company was in compliance with all covenants of the Liberty Tax Credit Agreement as of October 31, 2019.

On October 2, 2019, the Company amended the Liberty Tax Credit Agreement to extend the maturity date to October 2, 2022, from the original maturity date of May 31, 2020, and decrease the aggregate amount of commitments from $135.0 million to $125.0 million as of October 2, 2019. The amendment reduced the applicable interest rate margin used to calculate interest for LIBOR Loans and ABR Loans. The amended LIBOR Loans interest rate margin is 2.75% per annum to 3.50% per annum compared to a range of 3.00% per annum to 4.00% per annum prior to the amendment. The amended ABR Loans applicable interest rate margin range is 1.75% per annum to 2.50% per annum compared to a range of 2.00% per annum to 3.00% per annum before the amendment. The range is dependent on the Company’s consolidated leverage ratio and is determined in accordance with a pricing grid set forth in the amendment.

The amended Liberty Tax Credit Agreement also changed the clean-down period. Under the amendment, all outstanding obligations under the Liberty Tax Credit Agreement must be reduced to zero for a period of at least 45 consecutive days, the first day of which must begin between March 15th and April 30th of each year.

The amendment also amended the Liberty Tax Credit Agreement to permit dividends or other distributions to the parent to make a dividend or other distributions with regard to the parent’s equity interest, provided that (i) such dividend or distribution may only be made once per fiscal year and during a certain period of the fiscal year, and (ii) in any fiscal year the dividend or distribution shall not exceed 25% of consolidated EBITDA for the Liberty Tax segment for the fiscal year. The amendment also permits dividends or other distributions to the parent to pay management and administrative expenses provided that (i) such dividend or other distribution may only be made once per fiscal year and during a certain period of the fiscal year, and (ii) the aggregate amount of such dividend or other distribution may not exceed $1.0 million in any fiscal year.

The amendment also eliminated a negative covenant in the Liberty Tax Credit Agreement that prohibited the Company from incurring certain types of indebtedness and liens.

Vintage Subordinated Note

On May 16, 2019, the Company also entered into a Subordinated Note (the “Subordinated Note”) payable to Vintage Capital Management LLC (“Vintage”). The aggregate principal amount of all loans to be made by Vintage under the Subordinated Note was limited to $10.0 million. Any indebtedness owed to Vintage under the Subordinated Note was subordinate to and subject in right and time of payment to the Revolving Credit Facility. The Company did not make any borrowings under the Subordinated Note. The Subordinated Note was terminated effective with the October 2, 2019 amendment of the Liberty Tax Credit Agreement.

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

The average interest rate paid during the six months ended October 31, 2018 was 3.78%. The indebtedness was collateralized by substantially all the assets of the Company, and both loans matured on April 30, 2019 (except as to the commitments of one smaller lender which matured on September 30, 2017).

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

In December 2016, in connection with obtaining a mortgage payable to a bank, the Company entered into an interest rate swap agreement that allows it to manage fluctuations in cash flow resulting from changes in the interest rate on the mortgage. This swap effectively changes the variable-rate of the Company's mortgage into a fixed rate of 4.12%. The Company has designated this swap agreement as a cash flow hedge. At October 31, 2019, the fair value of the interest rate swap is less than $0.1 million and is included in accounts payable and accrued expenses. The interest rate swap expires in December 2026.
Long-term obligations at October 31, 2019, April 30, 2019, and October 31, 2018, consisted of the following:

	October 31, 2019	April 30, 2019	October 31, 2018
	(In thousands)
Revolver	$39,260	$—	$48,275
Term loan, net of debt issuance costs	203,758	11,958	13,680
Due former ADs, franchisees and third parties	1,235	1,178	2,008
Mortgages	1,847	1,912	1,976
	246,100	15,048	65,939
Less: current installments	(52,628)	(13,108)	(63,960)
Long-term obligations, excluding current installments, net	$193,472	$1,940	$1,979

(11) Income Taxes
We are anticipating a pre-tax book and tax loss for the tax year ending December 28, 2019. Management determined that it is at least more-likely-than-not that realization of tax benefits for the current period loss carryforward recorded in our financial statements will occur in future periods. The amount of tax benefit recorded for the six months ended October 31, 2019 reflects the Company’s estimated annual effective tax rate applied to the year-to-date loss from continuing operations adjusted for the tax impact of discrete items.
Our effective tax rate from continuing operations, including discrete income tax items, was 14.1% and 31.9% for the three months ended October 31, 2019 and 2018, respectively and 17.7% and 32.9% for the six months ended October 31, 2019 and 2018, respectively. The reduced effective tax rate for the three and six months ended October 31, 2019 results primarily from adjustments to deferred taxes as a result of the remeasurement of tax rates in the prior year that did not recur in fiscal 2020, the permanent tax effect related to non-deductible acquisition-related costs, and the establishment of New Holdco and the related non-controlling interests. As New Holdco is treated as a partnership for tax purposes, any net income or loss is passed through to its members. Therefore, the effective tax rate reflects only the allocable share of income or loss of New Holdco related to the Company.

In addition, the impact of the Buddy’s Acquisition, A-Team Leasing Asset Acquisition, Buddy's Partners Asset Acquisition and Sears Outlet Acquisition has been considered for the six months ended October 31, 2019. The acquisitions' post-acquisition operations have been included in the tax expense calculation for the period. The Company recorded an additional $9.9 million deferred tax liability to account for cumulative temporary differences resulting from the Buddy’s Acquisition. These initial amounts recorded in connection with purchase accounting will be adjusted during the measurement periods as the Company gathers information regarding facts and circumstances that existed as of the acquisition dates.

(12) Stockholders’ Equity

Stockholders' Equity Activity

On October 23, 2019, an affiliate of Vintage, Brian R. Kahn and Lauren Kahn and B. Riley FBR, Inc. provided the Company with an aggregate $40.0 million of equity financing in conjunction with the Sears Outlet Acquisition through the purchase of 3,333,333.33 shares of common stock of the Company at $12.00 per share pursuant to certain subscription agreements entered into by each of them with the Company.

Under the terms of the Buddy's Acquisition, the Company entered into a subscription agreement with a Vintage affiliate (the “Closing Subscription Agreement”), pursuant to which 2,083,333.33 shares of the Company's common stock were purchased at a purchase price of $12.00 per share for an aggregate purchase price of $25.0 million in cash. Also, under the terms of the Buddy's Acquisition, the Company entered into a second subscription agreement with Vintage affiliate (the “Post-Closing Subscription Agreement”), for a commitment to purchase from the Company additional shares of common stock at a purchase price of $12.00 per share. The purchase price under the Post Closing Subscription Agreement could not exceed $40 million in the aggregate. The Post-Closing Subscription Agreement was not required to complete the Tender Offer (as defined below).

Under the terms of the Buddy's Acquisition, on August 1, 2019, the Company commenced a tender offer (the “Tender Offer”) to purchase any and all of the outstanding shares of the Company's common stock for cash at a price of $12.00 per share, without interest. The Tender Offer was not subject to a minimum tender requirement, and certain large stockholders of the Company agreed not to tender their shares in the Tender Offer. The Tender Offer was financed through cash on hand and (i) the $25.0 million Closing Subscription Agreement and (ii) the proceeds from the Buddy’s Credit Agreement. On October 11, 2019, the Company filed an amendment and extended the expiration date of the Tender Offer until November 13, 2019. Two of Company’s major stockholders, Vintage and B. Riley Capital Management LLC, agreed not to participate in the Tender Offer. As the potential redemption is not solely within the control of the Company, the Company’s Class A common stock subject to possible redemption has been presented outside of the stockholders’ equity section of the Company’s balance sheets. On November 13, 2019, the Company completed the Tender Offer with 3,935,738 shares tendered for an aggregate purchase price of approximately $47.2 million.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the securities to equal the redemption value at the end of each reporting period. The initial increases or decreases in the carrying amount of the redeemable common stock are affected by charges against additional paid-in capital. Accordingly, at October 31, 2019, 9,096,435 of the 19,693,981 public shares are classified outside of permanent equity at their redemption value of $12.00 per share.

Under terms of the Buddy's Acquisition and the Buddy's Partners Asset Acquisition, the Company issued 1,616,667 and 270,000 shares of Preferred Stock respectively to the sellers. One-fifth of a share of Preferred Stock along with one New Holdco unit can be exchanged for one share of the Company's common stock.

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

During the three months ended October 31, 2018, the sole holder of the Company's Class B common stock entered into a stock purchase agreement to sell all of his outstanding shares of the Company's Class A common stock and Class B common stock owned directly and indirectly by him. In connection with the sale, the shares of the Company’s Class B common stock converted into shares of the Company’s Class A common stock on a one-for-one basis and for no additional consideration. As of October 31, 2019, no shares of the Company’s Class B common stock remained outstanding. In addition, an agreement was reached which converted the 10 shares of special voting preferred stock to 1,000,000 shares of common stock. Pursuant to the Company’s Second Amended and Restated Certificate of Incorporation, as approved by stockholders on December 13, 2018, the Company currently has only one class of common stock.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss at October 31, 2019, April 30, 2019 and October 31, 2018 were as follows.

	October 31, 2019	April 30, 2019	October 31, 2018
	(In thousands)
Foreign currency adjustment	$(1,523)	$(1,908)	$(1,708)
Unrealized gain (loss) on interest rate swap agreement, net of taxes	(60)	(2)	54
Total accumulated other comprehensive loss	$(1,583)	$(1,910)	$(1,654)

Non-controlling interest

The Company is the sole managing member of New Holdco and, as a result, consolidates the financial results of New Holdco. The Company reports a non-controlling interest representing the economic interest in New Holdco held by the Buddy’s Members. The New Holdco LLC Agreement provides that the Buddy’s Members may, from time to time, require the Company to redeem all or a portion of their New Holdco units for newly-issued shares of common stock on a basis of one New Holdco unit and one-fifth of a share of Preferred Stock of the Company for one share of common stock of the Company. In connection with any redemption or exchange, the Company will receive a corresponding number of New Holdco units, increasing its total ownership interest in New Holdco. Changes in the Company's ownership interest in New Holdco while it retains their controlling interest in New Holdco will be accounted for as equity transactions. As such, future redemptions or direct exchanges of New Holdco units by the Buddy’s Members will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase additional paid-in capital. As of October 31, 2019, the Company had an ownership interest of 60.1% in New Holdco and reported a non-controlling interest equal to 39.9% and there were no exchanges of New Holdco units.

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

At October 31, 2019, the Company no longer had any outstanding Class B common stock or exchangeable shares. In addition, the Preferred Stock of the Company does not share in any income or loss and therefore is not a participating security but is a potentially dilutive security upon exchange to common stock.

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

The computation of basic and diluted net loss per share for the three and six months ended October 31, 2019 and 2018 is as follows:

	Three Months Ended October 31, 2019	Three Months Ended October 31, 2018

	Common Stock	Common Stock
	(In thousands, except for share and per share amounts)
Basic and diluted net loss per share:
Numerator
Allocation of undistributed losses attributable to Franchise Group	$(13,438)	$(12,874)
Denominator
Weighted-average common stock outstanding	16,588,868	14,033,895

Basic and diluted net loss per share	$(0.81)	$(0.92)

As a result of the net losses for the periods shown, diluted net loss per share excludes the impact of shares of potential common stock from the exercise of options to purchase 182,604 and 417,083 shares for the three months ended October 31, 2019 and 2018, respectively, because the effect would be anti-dilutive.

	Six Months Ended October 31, 2019	Six Months Ended October 31, 2018
		Class A	Class B
	Common Stock	Common Stock	Common Stock
	(In thousands, except for share and per share amounts)
Basic and diluted net loss per share:
Numerator
Allocation of undistributed losses attributable to Franchise Group	$(29,341)	$(32,012)	$(233)
Denominator
Weighted-average common shares outstanding	15,572,099	13,458,167	97,826

Basic and diluted net loss per share	$(1.88)	$(2.38)	$(2.38)

As a result of the net losses for the periods shown, diluted net loss per share excludes the impact of shares of potential common stock from the exercise of options to purchase 243,558 and 634,498 shares for the six months ended October 31, 2019 and 2018, respectively, because the effect would be anti-dilutive.

(13) Stock Compensation Plans

Stock Options

The Company has an equity and cash incentive plan, for the issuance of up to 2,500,000 shares of common stock in which employees and outside directors are eligible to receive awards. At October 31, 2019, 1,589,668 shares of common stock remain available for grant.

Stock option activity during the six months ended October 31, 2019 was as follows:

	Number of options	Weighted average exercise price
Balance at beginning of period	796,244	$10.88
Granted	88,340	11.93
Exercised	(177,221)	10.61
Expired or forfeited	(216,497)	12.87
Balance at end of period	490,866	$10.30

Intrinsic value is defined as the fair value of the stock less the cost to exercise. The total intrinsic value of options exercised during the six months ended October 31, 2019 was $0.2 million. The total intrinsic value of stock options outstanding at October 31, 2019 was $0.8 million. Stock options vest from the date of grant to five years after the date of grant and expire from four to seven years after the vesting date.
Nonvested stock options activity during the six months ended October 31, 2019 was as follows:

	Nonvested options	Weighted average exercise price
Balance at beginning of period	654,514	$10.35
Granted	88,340	11.93
Vested	(242,997)	10.10
Forfeited	(152,905)	10.55
Balance at end of period	346,952	$10.83

At October 31, 2019, unrecognized compensation costs related to nonvested stock options were $0.5 million. These costs are expected to be recognized through fiscal 2022.
The following table summarizes information about stock options outstanding and exercisable at October 31, 2019:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of shares outstanding	Weighted average exercise price	Weighted average remaining contractual life (in years)	Number of options exercisable	Weighted average exercise price

$0.00 - $10.89	270,581	$8.93	5.1	143,914	$9.01
$10.90 - $16.38	220,285	11.98	4.4	—	—
	490,866	$10.30		143,914	$9.01

Restricted Stock Units

Restricted stock activity during the six months ended October 31, 2019 was as follows:

	Number of restricted stock units	Weighted average fair value at grant date
Balance at beginning of period	168,792	$10.56
Granted	17,252	11.93
Vested	(53,550)	10.19
Forfeited	(36,122)	10.72
Balance at end of period	96,372	$10.95

At October 31, 2019, unrecognized compensation costs related to restricted stock units were $0.6 million. These costs are expected to be recognized through fiscal 2022.

(14) Fair Value of Financial Instruments

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

The Company measures or monitors certain of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for those assets and liabilities for which fair value is the primary basis of accounting. Other assets and liabilities are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The following tables present, at October 31, 2019, April 30, 2019 and October 31, 2018, for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis (In thousands):

	October 31, 2019
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Nonrecurring assets:
Impaired accounts and notes receivable, net of unrecognized revenue and allowance	$7,832	$—	$—	7,832
Total nonrecurring assets	$7,832	$—	$—	$7,832

Liabilities:
Recurring liabilities:
Contingent consideration included in obligations due former ADs, franchisees and others	$589	$—	$—	$589
Interest rate swap agreement	83	—	83	—
Total recurring liabilities	$672	$—	$83	$589

	April 30, 2019
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Recurring assets:
Cash equivalents	$15,772	$15,772	$—	$—
Total recurring assets	15,772	15,772	—	—
Nonrecurring assets:
Impaired accounts and notes receivable, net of unrecognized revenue	12,707	—	—	12,707
Contingent consideration for sale of accounting offices	1,120	—	—	1,120
Impaired goodwill	178	—	—	178
Impaired fixed assets	39	—	—	39
Total nonrecurring assets	14,044	—	—	14,044
Total recurring and nonrecurring assets	$29,816	$15,772	$—	$14,044

Liabilities:
Recurring liabilities:
Contingent consideration included in obligations due to former ADs, franchisees and others	$816	$—	$—	$816
Interest rate swap agreement	3	—	3	—
Total recurring liabilities	$819	$—	$3	$816

	October 31, 2018
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Recurring assets:
Interest rate swap agreement	$75	$—	$75	$—
Total recurring assets	75	—	75	—
Nonrecurring assets:
Impaired accounts and notes receivable, net of unrecognized revenue and allowance	14,620	—	—	14,620
Total nonrecurring assets	14,620	—	—	14,620
Total recurring and nonrecurring assets	$14,695	$—	$75	$14,620

Liabilities:				9539
Recurring liabilities:
Contingent consideration included in obligations due to former ADs, franchisees and others	$1,432	—	—	$1,432
Total recurring liabilities	$1,432	$—	$—	$1,432

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of level 1 or 2 requiring fair value measurements for each of the six months ended October 31, 2019 and 2018.

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

(15) Related Party Transactions

The Company considers directors and their affiliated companies, as well as named executive officers and members of their immediate families, to be related parties.

M. Brent Turner's Consulting and Services Agreements

M. Brent Turner served as a consultant of the Company from September 2018 until June 2019. On June 9, 2019, the Company appointed Mr. Turner as interim Chief Executive Officer of the Company. Subsequently, on October 2, 2019, Mr. Turner was appointed as President and Chief Executive Officer of Franchise Group L1, LLC, the Company’s subsidiary and parent of Liberty Tax Service.

The Company is a participant in the following related party transactions with Mr. Turner since the beginning of fiscal 2020:

Turner Consulting Agreement. Mr. Turner and the Company entered into a Consulting Agreement on September 20, 2018 commencing on October 1, 2018 and was in effect until September 30, 2019 (the "Consulting Agreement"). The Consulting Agreement paid a fee at a monthly rate of $65,000 with a total of $455,000 being paid in fiscal 2019. Mr. Turner entered into an Employment Agreement with the Company on June 9, 2019 upon his appointment as Interim Chief Executive Officer (the “Employment Agreement”). The Employment Agreement made the Consulting Agreement void and of no effect.

Revolution Financial Services Agreement. The Company entered into a one-year Services Agreement (the “Revolution Agreement”) with Revolution Financial, Inc. (“Revolution”) effective as August 23, 2019. Mr. Turner serves as the Chief Executive Officer of Revolution. The Revolution Agreement provides for certain transition services, including leased office space and information technology personnel. Pursuant to the terms as provided in the Revolution Agreement, fees for each of the services provided by Revolution are calculated based on the actual costs for each applicable service to be paid by the Company. For the transition services provided by the Company, which includes the provision of space and staffing, Revolution will pay the Company 50% of net revenue.

Messrs. Kahn and Laurence

Vintage and its affiliates held approximately 41% of the aggregate voting power of the Company through their ownership of common stock and Preferred Stock as of October 31, 2019. Brian Kahn and Andrew Laurence, principals of Vintage, are members of the Company's Board of Directors with Mr. Laurence also serving as the Company's Chairman of the Board. As of October 2, 2019, Mr. Kahn was also appointed as President and Chief Executive Officer of the Company with an initial term of three years and Mr. Laurence was appointed an Executive Vice President of the Company, each with an initial term of three years.

Buddy's Acquisition On July 10, 2019, the Company completed the Buddy's Acquisition. Vintage and other entities controlled by Mr. Kahn owned approximately 59.7% of Buddy's. For more information about the Buddy's Acquisition please see "Note 2. Acquisitions" included in “Part I. Financial Information, Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Stock Subscription Agreements Affiliates of Vintage, purchased 2,083,333.33 shares of the Company's common stock for $25.0 million under the Closing Subscription Agreement on July 10, 2019. On October 21, 2019 and October 23, 2019, a Vintage affiliate and Brian Kahn and Lauren Kahn purchased an aggregate of 2,333,333.33 shares of the Company's common stock for $28.0 million under a subscription agreement with the Company.

Vitamin Shoppe Acquisition and Related Transactions On August 7, 2019, the Company entered into an agreement to acquire Vitamin Shoppe through the Vitamin Shoppe Acquisition. Vintage has an approximately 15% equity ownership in Vitamin Shoppe. In addition, a Vintage affiliate entered into a binding equity commitment letter pursuant to which it agreed to finance up to $70.0 million in equity to complete the Vitamin Shoppe Acquisition and the repayment of the existing Vitamin Shoppe convertible notes (the “Vitamin Shoppe equity commitment”). Pursuant to the Vitamin Shoppe equity commitment, the Vintage affiliate or its designated co-investors have agreed to purchase up to $70.0 million of the Company’s common stock at a purchase price of $12.00 per share to finance the Vitamin Shoppe Acquisition. For more information on the Vitamin Shoppe Acquisition, please see the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2019.

Buddy's Partner Asset Acquisition On September 30, 2019, the Company completed the Buddy's Partner Asset Acquisition. As consideration for the acquisition, the sellers, which included Vintage and affiliates, received 1,350,000 New Holdco units and 270,000 shares of Preferred Stock. For more information about the Buddy's Partner Asset Acquisition please see "Note 2. Acquisitions".

Buddy's Franchises Mr. Kahn has an equity interest in an entity that owns three Buddy's franchisees. All transactions between the Company's Buddy's segment and Mr. Kahn's entity are conducted on an arms-length basis. Mr. Kahn's brother-in-law owns three Buddy's franchisees. All transactions between the Company's Buddy's segment and Mr. Kahn's brother-in-law are conducted on an arms-length basis.

Bryant Riley

Mr. Riley, through controlled entities or affiliates held approximately 15% of the aggregate ownership of the Company's common stock as of October 31, 2019. Mr. Riley is also a member of the Company's Board of Directors.

Stock Subscription Agreement On October 22, 2019, B. Riley FBR, Inc., an entity controlled by Mr. Riley, purchased 1,000,000 shares of the Company's common stock for $12.0 million under a subscription agreement with the Company.

Nicole Ossenfort’s (Former Chief Executive Officer) franchise agreement

Ms. Ossenfort, together with her husband, Scott Ossenfort, jointly own a Company franchise through JL Enterprises. All transactions between the Company's Liberty Tax segment and Ms. Ossefort's entity are conducted on an arms-length basis and any amounts due are immaterial.

Shaun York’s (Former Chief Operating Officer) AD agreement

Mr. York has an Area Development arrangement with the Company that is conducted through Yorkompany LLC. All transactions between the Company's Liberty Tax segment and Mr. York's entity are conducted on an arms-length basis and any amounts due are immaterial.

Tax Receivable Agreement

As discussed in "Note 2. Acquisition", in connection with the Buddy's Acquisition, the Company entered into a TRA with the Buddy's Members that provides for the payment to the Buddy's Members of 40% of the amount of any tax benefits that the Company actually realizes as a result of increases in the tax basis of the net assets of New Holdco resulting from any redemptions or exchanges of New Holdco units. There were no amounts paid or due under the TRA to the Buddy's Members as of and during the period ended October 31, 2019.

(16) Commitments and Contingencies

In the ordinary course of operations, the Company may become a party to legal proceedings. Based upon information currently available, management believes that such legal proceedings, individually or in the aggregate, will not have a material adverse effect on the Company's business, financial condition, cash flows, or results of operations except as provided below.

Virginia Derivative Litigation

RSL Senior Partners LLC, derivatively and on behalf of Liberty Tax, Inc. v. Edward L. Brunot, John T. Hewitt, Kathleen E. Donovan, Gordon D’Angelo, John Garel, Thomas Herskovits, Robert M. Howard, Ross N. Longfield. Steven Ibbotson, Ellen M. McDowell, Nicole Ossenfort, George Robson and John Seal (Individual Defendants) and Liberty Tax. Inc. (Nominal Defendant), Case No. 18 cv 127, This case was filed on March 7, 2018 in the United States District Court for the Eastern District of Virginia (the “Virginia Action”). The parties to the Virginia Action have agreed that all claims in the Virginia Action have been settled and the Company has agreed that it (and/or its insurance carrier) will pay $295,000 in fees and expenses to the Plaintiffs' counsel in the Virginia Action in connection with settlement of the Virginia Action. A fairness hearing for the Virginia Action was held on September 11, 2019 where the Court approved the Settlement.

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

Stockholder Class Action and Derivative Complaint

Case No. 2019-0633-AG. On August 12, 2019, Asbestos Workers’ Philadelphia Pension Fund, individually and on behalf of all others similarly situated and derivatively on behalf of the Company filed a class action and derivative complaint (the “Derivative Complaint”) in the Court of Chancery of the State of Delaware, against Matthew Avril, Patrick A. Cozza, Thomas Herskovits, Brian R. Kahn, Andrew M. Laurence, Lawrence Miller, G. William Minner Jr., Bryant R. Riley, Kenneth

M. Young, (collectively the “Derivative Complaint Individual Defendants”), and against Vintage Capital Management, LLC ("Vintage"), B. Riley Financial, Inc. ("B. Riley"), and the Company as a Nominal Defendant.

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

Simultaneously with the filing of the Derivative Complaint, the Plaintiff filed a motion seeking expedited proceedings. The motion was withdrawn as the Derivative Complaint Individual Defendants agreed to produce certain documents.

On October 23, 2019, the Plaintiff filed a Verified Amended Stockholder Class Action and Derivative Complaint (the “Amended Complaint”), following the Company’s filing of the amended and restated offer to purchase on October 16, 2019 (the “Offer to Purchase”). The Amended Complaint contained substantially similar allegations but revised certain allegations based on disclosures contained in, or purportedly omitted, from the Offer to Purchase. Plaintiff filed a Motion for Preliminary Injunction on October 25, 2019, seeking to prevent the consummation of the pending Offer to Purchase unless additional information was disclosed. On November 5, 2019, the Company filed Amendment No. 5 to the Offer to Purchase making certain additional disclosures, and Plaintiff withdrew its Motion for Preliminary Injunction.

Franchise Litigation
JTH Tax, Inc. and SiempreTax LLC v. Gregory Aime, Aime Consulting, LLC, Aime Consulting, Inc. and Wolf Ventures, Inc. The Company filed suit in the United States District Court for the Eastern District of Virginia against the defendants, former Company franchisees.
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

On December 28, 2018, Aime filed a motion for reconsideration of the District Court’s November 30, 2018 Order. On April 9, 2019, the Court entered judgment for an amount of $0.3 million. On April 12, 2019, Aime filed a motion to amend the judgment, to increase it by $0.1 million. On June 13, 2019, the Court denied the motion for reconsideration, but granted the motion to amend and increased the amount of the judgment to include the $0.1 million. The Court issued its opinion on June 25, 2019. The Company filed a notice of appeal with the Fourth Circuit Court of Appeals on July 19, 2019. Aime filed his notice of cross-appeal on July 25, 2019. The Company filed its brief on October 7, 2019 and Aime filed his brief on November

5, 2019. The Company filed its reply brief on December 5, 2019. The ultimate outcome of this action and the timing of such outcome is uncertain and there can be no assurance that the Company will benefit financially from such litigation.

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

Department of Justice ("DOJ") and IRS Matters

On December 3, 2019, the DOJ initiated a legal proceeding against Franchise Group Intermediate L 1, LLC, a wholly-owned subsidiary of the Company (“Holdings”), in the U.S. District Court for the Eastern District of Virginia Case No 19-CV-00653. Also, on December 3, 2019, the DOJ and Holdings filed a joint motion asking the court to approve a proposed order setting forth certain enhancements to the Liberty Tax Service compliance program and requiring Holdings to retain an independent monitor to oversee the implementation of the required enhancements to the compliance program. The monitor will work with the Liberty Tax Service compliance team and may make recommendations for further refinements to improve the tax compliance program.  As part of the proposed order, Holdings also agreed that it would not rehire or otherwise engage the Company’s former chairman, John T. Hewitt, under whose supervision the conduct at issue occurred.  Holdings further agreed not to grant Mr. Hewitt any options or other rights to acquire equity in the Company, or to nominate him to the Company’s Board of Directors. If the order is approved by the court, it is expected to fully resolve the legal proceeding initiated by DOJ.

In addition, the Company and JTH Tax, LLC, a wholly-owned subsidiary of Holdings, entered into a settlement agreement resolving the previously disclosed investigation by the IRS with respect to the tax return preparation activities of the Company’s franchise operations and company-owned stores.  Pursuant to that agreement, the Company and JTH Tax, LLC, agreed to make a compliance payment to the IRS in the amount of $3 million, to be paid in installments over four years, starting with an upfront payment of $1.0 million, followed by a $0.5 million payment on each anniversary thereof.

As previously disclosed, the Company expects that the increased costs to enhance its compliance program could exceed $1.0 million per year over several years, in addition to the costs necessary to resolve the investigation.

Other Matters

Convergent Mobile, Inc. v. JTH Tax, Inc. On August 26, 2019, Convergent Mobile, Inc. (“Convergent”) filed a complaint in the Superior Court of the State of California, County of Sonoma, against the Company (the "California Complaint"). The California Complaint alleges that the Company breached a contract between it and Convergent, and Convergent has asserted counts for breach of contract, promissory estoppel, and breach of the covenant of good faith and fair dealing. The California Complaint generally seeks damages according to proof, special damages according to proof, interest, attorneys’ fees and cost. The Company removed the matter to the federal district court for the Northern District of California and filed a motion to dismiss and motion to strike. Convergent filed a motion to remand the case back to state court and to disqualify the Company’s counsel. The Company filed opposition briefs to both motions and oral argument is scheduled for December 10, 2019. The Company disputes these claims and intends to defend the matter vigorously.

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

(17) Segments

The Company's operations are conducted in three reporting business segments: Sears Outlet, Liberty Tax and Buddy's. The Company defines its segments as those operations who results its chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources. The results of operations of Buddy's are included in the Company's results of operations beginning on July 11, 2019, while the results of operations of Sears Outlet are included in the Company's results of operations beginning on October 23, 2019. Prior to July 11, 2019, the Company operated as a single reportable segment that was comprised of Liberty Tax.

The Sears Outlet segment provides in-store and online access for customers to purchase new, one-of-a-kind, out-of-carton, discontinued, obsolete, used, reconditioned, overstocked, and scratched and dented products, collectively “outlet-value products” across a broad assortment of merchandise categories, including home appliances, mattresses, furniture, and lawn and garden equipment. The Sears Outlet segment consists of our operations under the "Sears Outlet" brand and is headquartered in Hoffman Estates, Illinois.

The Liberty Tax segment is one of the largest providers of tax preparation services in the U.S. and Canada. The Liberty Tax segment includes the Company's operations under the "Liberty Tax," "Liberty Tax Canada" and "Siempre" brands. The Liberty Tax segment and our corporate headquarters are located in Virginia Beach, Virginia.

The Buddy's segment leases and sells electronics, residential furniture, appliances and household accessories. The Buddy's segment consists of the Company's operations under the "Buddy's" brand and is headquartered in Orlando, Florida.

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

Total revenues by segment are as follows:

	Three Months Ended		Six Months Ended
	October 31, 2019	October 31, 2018	October 31, 2019	October 31, 2018
	(In thousands)		(In thousands)
Total revenue:
Sears Outlet	$12,197	$—	$12,197	$—
Liberty Tax	5,827	6,776	11,379	13,940
Buddy's	18,462	—	21,105	—
Consolidated total revenue	$36,486	$6,776	$44,681	$13,940

Depreciation, amortization, and impairment charges by segment are as follows:

	Three Months Ended		Six Months Ended
	October 31, 2019	October 31, 2018	October 31, 2019	October 31, 2018
	(In thousands)		(In thousands)
Depreciation, amortization, and impairment charges:
Sears Outlet	$345	$—	$345	$—
Liberty Tax	3,058	3,165	6,818	6,359
Buddy's	1,232	—	1,458	—
Consolidated depreciation, amortization, and impairment charges	$4,635	$3,165	$8,621	$6,359

Operating income (loss) by segment are as follows:

	Three Months Ended		Six Months Ended
	October 31, 2019	October 31, 2018	October 31, 2019	October 31, 2018
	(In thousands)		(In thousands)
Income (loss) from operations:
Sears Outlet	$(1,866)	$—	$(1,866)	$—
Liberty Tax	(14,266)	(18,354)	(30,840)	(46,713)
Buddy's	1,528	—	2,058	—
Total Segments	(14,604)	(18,354)	(30,648)	(46,713)
Corporate	(9,723)	—	(16,985)	—
Consolidated income (loss) from operations	$(24,327)	$(18,354)	$(47,633)	$(46,713)

Total assets by segment are as follows:

	Six Months Ended
	October 31, 2019	October 31, 2018
	(In thousands)
Total assets:
Sears Outlet	$272,887	$—
Liberty Tax	144,335	173,960
Buddy's	198,379	—
Total Segments	615,601	173,960
Corporate	70,920	—
Consolidated total assets	$686,521	$173,960

Goodwill by segment is as follows:

	Six Months Ended
	October 31, 2019	October 31, 2018
	(In thousands)
Goodwill:
Sears Outlet	$9,762	$—
Liberty Tax	9,490	7,550
Buddy's	99,592	—
Consolidated goodwill	$118,844	$7,550

(18) Subsequent Events

Listing on The Nasdaq Stock Market LLC

On November 12, 2019, the Company announced that The Nasdaq Stock Market LLC approved its application for listing of the Company’s common stock on the Nasdaq Global Market ("Nasdaq"). The Company's common stock began trading on Nasdaq on November 15, 2019.

Completion of the Tender Offer

On November 13, 2019, the Company completed its Tender Offer with 3,935,738 shares tendered for an aggregate purchase price of approximately $47.2 million.

Dividend Declared

On November 25, 2019, the Company's Board of Directors approved a quarterly cash dividend to stockholders of $0.25 per share payable on or about January 6, 2020 to holders of record of the Company's common stock on the close of business on December 6, 2019.

2019 Omnibus Incentive Plan

On December 4, 2019, the Company received written consents from stockholders holding a majority of the voting power of the Company’s outstanding capital stock as of December 4, 2019, approving the Company’s 2019 Omnibus Incentive Plan (the “2019 Plan”). The 2019 Plan provides for a variety of awards, including stock options, stock appreciation rights, performance units, performance shares, shares of the Company’s common stock, par value $0.01 per share, restricted stock, restricted stock units, incentive awards, dividend equivalent units and other stock-based awards. Awards under the 2019 Plan may be granted to the Company’s eligible employees, directors, or consultants or advisors. The 2019 Plan provides that an aggregate maximum of 5,000,000 shares of common stock are reserved for issuance under the 2019 Plan, subject to adjustment for certain corporate events.

Simultaneously with stockholder approval of the Plan, the Company’s prior equity incentive compensation plan, the JTH Holding, Inc. 2011 Equity and Cash Incentive Plan (the “2011 Plan”), was terminated. No new awards will be granted under the 2011 Plan, although awards previously granted under the 2011 Plan and still outstanding will continue to be subject to all terms and conditions of the 2011 Plan.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements concerning our business, operations, financial performance, and condition, as well as our plans, objectives, and expectations for our business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, projections about our business and the industry in which we operate, and our management’s beliefs and assumptions. They are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate or could cause our actual results to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Factors that may cause such differences include, but are not limited to, the risks described under “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019 and other filings with the SEC, including:

•
the possibility that any of the anticipated benefits of the Buddy’s Acquisition, Sears Outlet Acquisition and Vitamin Shoppe Acquisition will not be realized or will not be realized within the expected time period, the businesses of the Company and Buddy’s segment, Sears Outlet segment or Vitamin Shoppe may not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected, revenues following the Buddy’s Acquisition, Sears Outlet Acquisition or Vitamin Shoppe Acquisition may be lower than expected or completing the Vitamin Shoppe Acquisition on the expected timeframe may be more difficult, time-consuming or costly than expected;

•	our inability to grow on a sustainable basis;

•	the seasonality of our Liberty Tax segment;

•	departures of key executives or directors;

•	our ability to attract additional talent to our senior management team;

•	our ability to maintain our listing on Nasdaq;

•	our inability to secure reliable sources of the tax settlement products we make available to our customers;

•	government regulation and oversight, including the regulation of tax preparers or settlement products such as refund transfers and loan settlement products;

•	our ability to comply with the terms of the settlement with the DOJ and IRS;

•
government initiatives that simplify tax return preparation, improve the timing and efficiency of processing tax returns, limit payments to tax preparers, or decrease the number of tax returns filed or the size of the refunds;

•	government initiatives to pre-populate income tax returns;

•	the effect of regulation of the products and services that we offer, including changes in laws and regulations;

•	the possible characterization of refund transfers as a form of loan or extension of credit;

•	changes in the tax settlement products offered to our customers that make our services less attractive to customers or more costly to us;

•	our ability to maintain relationships with our tax settlement product service providers;

•	our ability of offer merchandise and services that our customers want;

•	our ability to successfully manage our inventory levels and implement initiatives to improve inventory management and other capabilities;

•	competitive conditions in the retail industry;

•
worldwide economic conditions and business uncertainty, the availability of consumer and commercial credit, change in consumer confidence, tastes, preferences and spending, and changes in vendor relationships;

•	our competitors could continue to reduce their promotional pricing on new-in-box appliances, which potentially adversely impacting our sales of out-of-box appliances and associated margin;

•	any potential non-compliance, fraud or other misconduct by our franchisees or employees;

•	our ability and the ability of our franchisees to comply with legal and regulatory requirements;

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

Overview

We are a franchisor operator and acquirer of franchised and franchisable businesses that can be scaled using our operating expertise. We currently operate three reportable segments: Liberty Tax, Buddy’s and Sears Outlet.

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

Our Sears Outlet segment was acquired on October 23, 2019 and provides in-store and online access to purchase outlet-value products across a broad assortment of merchandise categories, including home appliances, mattresses, apparel sporting goods, lawn and garden equipment, tools, and other household goods at prices that are significantly lower than list prices. Products are generally covered by a warranty and a full suite of extended-service plans and services are also offered.

Our revenue is primarily derived from merchandise sales, lease revenue, loans and fee charges in our Company-owned stores, royalties and other required fees from our franchisees and financial products related to refund transfers.

Acquisitions

On October 23, 2019, we completed our acquisition of the Sears Outlet segment and nine Buddy’s Home Furnishing franchises from Sears Hometown and Outlet Stores, Inc. pursuant to the terms of the Equity and Asset Purchase Agreement, dated as of August 27, 2019 for an aggregate purchase price of $131.3 million. For a complete description of the Sears Outlet Acquisition, refer to our Current Report on Form 8-K filed with the SEC on August 28, 2019.

On September 30, 2019, we acquired 21 Buddy’s Home Furnishings stores from a series of franchisees of Buddy’s New Holdco, a wholly owned direct subsidiary of the Company. In connection with the acquisition, the sellers received, in aggregate, 1,350,000 New Holdco units and 270,000 shares of Preferred Stock for an estimated purchase price of $16.2 million.

On August 23, 2019, we acquired 41 Buddy’s Home Furnishing stores from A-Team Leasing LLC. (“A-Team”), a franchisee of our Buddy’s segment, for total consideration of $26.6 million.

On July 10, 2019 (the "Buddy’s Acquisition Date"), we entered into and completed certain transactions contemplated by an Agreement of Merger and Business Combination Agreement with Buddy's, Franchise Group New Holdco, LLC, a wholly-owned direct subsidiary of the Company (“New Holdco”), Franchise Group B Merger Sub, LLC, a wholly-owned indirect subsidiary of New Holdco and Vintage RTO, L.P., solely in its capacity as the representative of the former equity holders of Buddy's (the "Buddy's Members"), to acquire Buddy's in a stock transaction (the "Buddy’s Acquisition"). At the Buddy’s Acquisition Date, each outstanding unit of Buddy’s was converted into the right to receive 0.459315 units of New Holdco (“New Holdco units”) and 0.091863 shares of Preferred Stock. The Buddy's Members may elect, following an initial six-month lockup period, to redeem one New Holdco unit and one-fifth of a share of Preferred Stock in exchange for one share of our common stock. As of the Buddy’s Acquisition Date, on an as-converted basis, the Buddy's Members' aggregate ownership of New Holdco units and share of Preferred Stock represent approximately 36.44% of our outstanding common stock, which implies an enterprise value of Buddy's of approximately $122 million and an equity value of $12.00 per share of Common Stock. We are the sole managing member of New Holdco and it will be consolidated for financial reporting purposes. New Holdco units held by the Buddy's Members will be recorded as a non-controlling interest on the consolidated financial statements.

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

On August 7, 2019, we entered into the Vitamin Shoppe Merger Agreement with Vitamin Shoppe, Inc. (“Vitamin Shoppe”) pursuant to which, among other things, Vitamin Shoppe will become a subsidiary of the Company (the “Vitamin Shoppe Acquisition”). Consummation of the Vitamin Shoppe Acquisition is subject to certain customary closing conditions, including, without limitation, the approval of the Vitamin Shoppe Acquisition by Vitamin Shoppe shareholders.

For purposes of this section and throughout this quarterly report, all references to “fiscal 2020” and “fiscal 2019” refer to our fiscal years ending December 28, 2019 and ended April 30, 2019, respectively, and corresponding references to fiscal quarters are references to quarters within those fiscal years. For purposes of this section and throughout this quarterly report, all references to “year” or “years” are the respective fiscal year or years ended April 30 unless otherwise noted in this quarterly report, and all references to “tax season” refer to the period between January 1 and April 30 of the referenced year.

On October 1, 2019, our Board of Directors approved a change in our fiscal year end from April 30 to the Saturday closest to December 31 of each year, effective immediately.

Results of Operations
The table below shows results of operations for the three and six months ended October 31, 2019 and 2018.

	Three Months Ended October 31,				Six Months Ended October 31,
			Change				Change
	2019	2018	$	%	2019	2018	$	%
(In thousands)
Total revenues	$36,486	$6,776	$29,710	438%	$44,681	$13,940	$30,741	221%
Loss from operations	(24,327)	(18,354)	(5,973)	33%	(47,633)	(46,713)	(920)	2%
Net loss	(24,095)	(12,874)	(11,221)	87%	(43,233)	(32,245)	(10,988)	34%
Revenues. The table below sets forth the components and changes in our revenues for the three and six months ended October 31, 2019 and 2018.

	Three Months Ended October 31,				Six Months Ended October 31,
			Change				Change
	2019	2018	$	%	2019	2018	$	%
	(dollars in thousands)
Product	$11,947	$—	$11,947	—%	$12,064	$—	$12,064	—%
Service	12,641	6,776	5,865	87%	19,384	13,940	5,444	39%
Leasing	11,898	—	11,898	—%	13,233	—	13,233	—%
Total revenues	$36,486	$6,776	$29,710	438%	$44,681	$13,940	$30,741	221%

For the three months ended October 31, 2019, total revenues increased $29.7 million, or 438%, to $36.5 million compared to $6.8 million in the same period last year. This increase was primarily due to the following:

•	an increase of $11.9 million in product revenues due to the Sears Outlet Acquisition and Buddy's Acquisition; and

•	an increase of $11.9 million in leasing revenue due to the Buddy's Acquisition; and

•
an increase of $5.9 million in service revenue primarily due to a $2.4 million increase in agreement, club and damage waiver fees and a $2.0 million increase in royalty revenue due to the Buddy's Acquisition and a $1.6 million increase in other revenue due to the Sears Outlet Acquisition and Buddy's Acquisition.

For the six months ended October 31, 2019, total revenues increased $30.7 million, or 221%, to $44.7 million compared to $13.9 million in the same period last year. This increase was primarily due to the following:

•	an increase of $13.2 million in leasing revenues due to the Buddy's Acquisition; and

•	an increase of $12.1 million in product revenues due to the Sears Outlet Acquisition and Buddy's Acquisition; and

•
an increase of $5.4 million in service revenues primarily due to a $2.8 million increase in agreement, club and damage waiver fees due to the Buddy's Acquisition, a $2.0 million increase in royalty revenue due to the Buddy's Acquisition partially offset by lower royalties in our Liberty Tax segment and a $2.0 million increase in other revenue due to the Sears Outlet Acquisition and Buddy's Acquisition and an increase in our Liberty Tax segment due higher gains on franchise acquisitions.

Operating expenses.    The table below details the amounts and changes in our operating expenses for the six months ended October 31, 2019 and 2018.

	Three Months Ended October 31,				Six Months Ended October 31,
			Change				Change
	2019	2018	$	%	2019	2018	$	%
(In thousands)
Cost of revenue:
Product	$8,171	$—	$8,171	—%	$8,264	$—	$8,264	—%
Service	1,210	—	1,210	—%	1,210	—	1,210	—%
Leasing	4,463	—	4,463	—%	5,003	—	5,003	—%
Total cost of revenue	13,844	—	13,844	—%	14,477	—	14,477	—%
Selling, general, and administrative expenses	46,969	24,052	22,917	95%	77,837	51,308	26,529	52%
Restructuring expenses	—	1,078	(1,078)	(100)%	—	9,345	(9,345)	(100)%
Total operating expenses	$60,813	$25,130	$49,527	197%	$92,314	$60,653	$46,138	76%

For the three months ended October 31, 2019, total operating expenses were $60.8 million compared to $25.1 million in the same period last year, representing an increase of $49.5 million, or 197%. The increase was primarily driven by the following:

•	a $22.9 million increase in selling, general and administrative expenses primarily due to the Buddy's Acquisition and Sears Outlet Acquisition; and

•	a $13.8 million increase in cost of revenue due to the Buddy's Acquisition and Sears Outlet Acquisition; and

•	a $1.1 million decrease in restructuring expenses related to exit costs of Company-owned stores in the prior year.

For the six months ended October 31, 2019 total operating expenses were $92.3 million compared to $60.7 million in the same period last year, representing an increase of $46.1 million, or 76%. The increase was primarily driven by the following:

•	a $26.5 million increase in selling, general and administrative expenses primarily due to the Buddy's Acquisition and Sears Outlet Acquisition; and

•	a $14.5 million increase in cost of revenue due to the Sears Outlet Acquisition and the Buddy's Acquisition; and

•	a $9.3 million decrease in restructuring expenses related to exit costs of Company-owned stores in the prior year.

Income tax benefit. Our effective tax rate from continuing operations, including discrete income tax items, was 14.1% and 31.9% for the three months ended October 31, 2019 and 2018, respectively and 13.7% and 31.9% for the six months ended October 31, 2019 and 2018, respectively. The reduced effective tax rate results primarily from adjustments to deferred taxes as a result of remeasurement of tax rates in the prior year that did not recur in fiscal 2020, the permanent tax effect related to non-deductible acquisition-related costs, and the establishment of New Holdco and the related non-controlling interests. As New Holdco is treated as a partnership for tax purposes, any net income or loss is passed through on pro rata basis to its members. Therefore, the effective tax rate reflects only the allocable share of income or loss of New Holdco related to Franchise Group, Inc.

Segment Information

We, primarily through our franchisees and, to a lesser degree our Company-owned stores, operate a system of tax preparation, rent-to-own and point of sale retail locations. Our operations are conducted in three reporting business segments: Liberty Tax Buddy's and Sears Outlet. We define our segments as those operations whose results our chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources.

The Liberty Tax segment is one of the largest providers of tax preparation services in the U.S. and Canada. The Liberty Tax segment includes our operations under the "Liberty Tax," "Liberty Tax Canada" and "Siempre" brands. The Liberty Tax segment and our corporate headquarters are located in Virginia Beach, Virginia.

The Buddy's segment leases and sells electronics, residential furniture, appliances and household accessories. The Buddy's segment consists of our operations under the "Buddy's" brand and is headquartered in Orlando, Florida.

The Sears Outlet segment provides in-store and online access to purchase outlet-value products across a broad assortment of merchandise categories, including home appliances, mattresses, apparel sporting goods, lawn and garden equipment, tools, and other household goods at prices that are significantly lower than list prices. Products are generally covered by a warranty and a full suite of extended-service plans and services are also offered. The Sears Outlet segment consists of our operations under the "Sears Outlet" brand and is headquartered in Hoffman Estates, Illinois.

We measure the results of our segments using, among other measures, each segment's net sales, operating expenses and operating income (loss). We may revise the measurement of each segment's operating income, including the allocation of overhead costs, as determined by the information regularly reviewed by the CODM. When the measurement of a segment changes, previous period amounts and balances are reclassified to be comparable to the current period's presentation. Because the Buddy's Acquisition and Sears Outlet Acquisition occurred in the six months ended October 31, 2019, comparable information is not available; therefore, Buddy's and Sears Outlet segment information is not provided in this discussion.

The following table summarizes the operating results of our Liberty Tax segment:

	Three Months Ended October 31,				Six Months Ended October 31,
			Change				Change
	2019	2018	$	%	2019	2018	$	%
Total revenue	$5,827	$6,776	$(949)	(14.0)%	$11,379	$13,940	$(2,561)	(18.4)%
Operating expenses	20,093	25,130	(5,037)	(20.0)%	42,219	60,653	(18,434)	(30.4)%
Loss from operations	(14,266)	(18,354)	4,088	(22.3)%	(30,840)	(46,713)	15,873	(34.0)%

Total revenue for our Liberty Tax segment decreased 14.0% for the three months ended October 31, 2019 as compared to the same period last year. The decrease in revenue was primarily driven by the following:

•
a decrease of $1.0 million in assisted tax preparation fees, net of discounts related to a reduction in the number of Company-owned stores operated in fiscal 2020 and the divestiture of our year-round accounting offices in fiscal 2019;

•	a $0.8 million reduction in royalties, advertising fees and financial products due to the timing of accruals and a decrease in the number of franchise and Company-owned stores; and

•	a decrease of $0.2 million in interest income due to fewer working capital loan issued to franchisees.

•	these decreases were partially offset by an increase of $1.2 million in area developer fees and gain on sales due to the buyback of area developer territories.

Total revenue for our Liberty Tax segment decreased 18.4% for the six months ended October 31, 2019 as compared to the same period last year. The decrease in revenue was driven by the following:

•
a decrease of $2.0 million in assisted tax preparation fees, net of discounts related to a reduction in the number of Company-owned stores operated in fiscal 2020 and the divestiture of our year-round accounting offices in fiscal 2019; and

•	a $1.4 million reduction in royalties, advertising fees and financial products due to the timing of accruals and a decrease in the number of franchise and Company-owned stores; and

•	a decrease of $0.4 million of interest income due to fewer working capital loans issued to franchisees.

•	these decreases were partially offset by an increase of $1.3 million in area developer fees and gain on sales due to the buyback of area developer territories.

Operating expenses for the Liberty Tax segment decreased 20.0% for the three months ended October 31, 2019 as compared to the same period last year. The decrease in operating expenses was primarily driven by the following:

•
a $2.4 million decrease in employee compensation and benefits primarily resulting from a reduction in the number of Company-owned stores in fiscal 2020, the divestiture of our year-round accounting offices in fiscal 2019, executive recruitment in the prior year and reductions in overall headcount in fiscal 2020; and

•
a $1.8 million decrease in selling, general and administrative expenses primarily due to legal and accounting costs in the prior year related to public company and litigation costs and fewer Company-owned stores in fiscal 2020 compared to fiscal 2019, partially offset by an increase of $0.6 million in advertising expenses due to the timing of expenditures; and

•	a $1.1 million decrease in the current year for restructuring expenses related to Company-store exit costs.

Operating expenses for the Liberty Tax segment decreased 30.4% for the six months ended October 31, 2019 as compared to the same period last year. The decrease in operating expenses was driven by the following:

•	a $9.3 million decrease in the current year of restructuring expenses related to Company-store exit costs; and

•
a $5.9 million decrease in employee compensation and benefits primarily resulting from a reduction in the number of Company-owned stores in fiscal 2020, the divestiture of our year-round accounting offices in fiscal 2019, executive recruitment in the prior year and reductions in overall headcount in fiscal 2020; and

•
a $3.6 million decrease in selling, general and administrative expenses primarily due to legal and accounting costs in the prior year related to public company and litigation costs and fewer Company-owned stores in fiscal 2020 compared to fiscal 2019 partially offset by an increase of $0.2 million in advertising expenses due to the timing of expenditures; and

•	a $0.2 million decrease in area developer expenses due to the timing of accruals.

Adjusted EBITDA.

To provide additional information regarding our financial results, we have disclosed in the table below and within this quarterly report Adjusted EBITDA. Adjusted EBITDA represents net income (loss), before income taxes, interest expense, depreciation and amortization, and certain other items specified below. We have provided a reconciliation below of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

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

The following table presents a reconciliation of Adjusted EBITDA for each of the periods indicated.

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
Reconciliation of Net Loss to Adjusted EBITDA	(In thousands)
Net loss	$(24,095)	$(12,874)	$(43,233)	$(32,245)
Add back:
Interest expense	3,598	547	4,562	1,077
Income tax benefit	(3,829)	(6,029)	(8,960)	(15,545)
Depreciation, amortization, and impairment charges	4,635	3,165	8,621	6,359
Total Adjustments	4,404	(2,317)	4,223	(8,109)
EBITDA	(19,691)	(15,191)	(39,010)	(40,354)
Adjustments to EBITDA
Executive severance and related costs including stock-based compensation	—	—	952	933
Executive recruitment costs	—	—	—	725
Shareholder litigation costs	457	4	518	59
Restructuring expense	343	1,078	805	9,345
Corporate governance costs	—	—	—	—
Accrued judgments and settlements, net of estimated revenue	126	—	809	—
Acquisition costs	8,061	—	14,389	—
Total Adjustments to EBITDA	8,987	1,082	17,473	11,062
Adjusted EBITDA	$(10,704)	$(14,109)	$(21,537)	$(29,292)

Included in restructuring expense on the condensed consolidated statement of operations for the three months ended October 31, 2018 is $1.3 million of depreciation, amortization, and impairment charges. EBITDA is $13.8 million in the three months ended October 31, 2018 with these expenses included. Included in restructuring expense on the condensed consolidated statement of operations for the six months ended October 31, 2018 is $5.6 million of depreciation, amortization, and impairment charges. EBITDA is $34.8 million in the six months ended October 31, 2018 with these expenses included.

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

Liquidity and Capital Resources

Overview of factors affecting our liquidity

Seasonality of cash flow. Our Liberty Tax segment's tax return preparation business is seasonal, and most of its revenues and cash flow are generated during the period from late January through April 30. Following each tax season, from May 1 through late January of the following year, it relies significantly on excess operating cash flow from the previous season, from cash payments made by franchisees and ADs who purchase new territories and areas prior to the next tax season, and on the use of our credit facility to fund our operating expenses and invest in the future growth of our business. Its business has historically generated a strong cash flow from operations on an annual basis. The Liberty Tax segment devotes a significant portion of our cash resources during the off season to finance the working capital needs of our franchisees, and expenditures for property, equipment and software.

Sears Outlet Credit Agreement

On October 23, 2019 as part of the Sears Outlet Acquisition, we, through indirect subsidiaries, entered into the Sears Outlet Credit Agreement that provides for a $105.0 million first priority senior secured term loan, net of financing costs of $2.8 million, which matures on October 23, 2023. The term loan will, at our option, bear interest at either (i) a rate per annum based on LIBOR for an interest period of one, two, three or six months, plus an interest rate margin of 6.5% (a “LIBOR Loan”) with a 1.50% LIBOR floor, payable in arrears at the end of each applicable interest period or (ii) an alternate base rate determined as provided in the Sears Outlet Credit Agreement, plus an interest rate margin of 5.5% (an “ABR Loan”) with a 2.50% alternate base rate floor, payable in arrears on the first day of each fiscal quarter. Our obligations under the Sears Outlet Credit Agreement are secured on a first priority basis by substantially all of the assets of our indirect subsidiaries. The total proceeds of the term loan have been used to finance the Sears Outlet Acquisition.

We are required to repay the term loan in equal quarterly installments of $2.5 million on the first day of each fiscal quarter, commencing on April 1, 2020. We are required to prepay the term loan with 75% of consolidated excess cash flow on an annual basis and with the net cash proceeds of certain other customary events. All repayments or prepayments of the term loan are subject to an exit fee of 1.0%. The Sears Outlet Credit Agreement includes customary affirmative, negative, and financial covenants binding us and our subsidiaries. The negative covenants limit us and our subsidiaries' ability to, among other things, incur debt, incur liens, make investments, sell assets, pay dividends on our capital stock and enter into transactions with affiliates. The financial covenants include a maximum consolidated total leverage ratio (net of certain cash), a minimum consolidated fixed charge coverage ratio, a minimum consolidated liquidity requirement and a minimum borrowing base ratio. In addition, the Sears Outlet Credit Agreement includes customary events of default, the occurrence of which may require that we pay an additional 2.0% interest on the term loan. We were in compliance with all covenants of the Sears Outlet Credit Agreement as of October 31, 2019.

Buddy's Credit Agreement. On July 10, 2019, as part of the Buddy's Acquisition, we, through an indirect subsidiary, entered into the Buddy's Credit Agreement that provides for an $82.0 million first priority senior secured term loan which matures on July 10, 2024. Our obligations under the Buddy’s Credit Agreement are guaranteed by certain of our subsidiaries and are secured on a first priority basis by the assets of our Buddy’s segment. A portion of the proceeds of the Buddy’s Credit Agreement was used to prepay and terminate the outstanding revolving credit facility of Buddy’s.

The Buddy’s Credit Agreement will, at our option, bear interest at either (i) a rate per annum based on LIBOR for an interest period of one, two, three or six months, plus an interest rate margin of 8.0% (a “LIBOR Loan”) with a 1.50% LIBOR floor, or (ii) an alternate base rate determined as provided in the Buddy’s Credit Agreement, plus an interest rate margin of 7.0% (an “ABR Loan”) with a 2.50% alternate base rate floor. Interest on LIBOR Loans is payable in arrears at the end of each applicable interest period (and, with respect to a six-month interest period, three months after commencement of the interest period), and interest on ABR Loans is payable in arrears on the first day of each fiscal quarter. If the consolidated leverage ratio of our Buddy's segment exceeds certain thresholds set forth in the Buddy’s Credit Agreement, we will also be required to pay an additional 2.0% interest, to be paid-in-kind.

The Buddy’s Credit Agreement is required to be repaid in equal quarterly installments of $1,025,000 on the first day of each calendar quarter, commencing on October 1, 2019. We are also required to prepay the term loan with 75% of consolidated excess cash flow on an annual basis and with the net cash proceeds of certain other customary events. All voluntary prepayments and certain customary mandatory prepayments are subject to a prepayment penalty. Prior to the first anniversary of the closing date, the prepayment penalty is a make-whole premium on the portion of the Buddy’s Credit Agreement so prepaid. Thereafter, the amount of the prepayment penalty on the portion of the Buddy’s Credit Agreement so prepaid is (a) 3.0%, from the first anniversary of the closing date through (but not including) the second anniversary of the closing date, (b) 2.0%, from the second anniversary of the closing date through (but not including) the third anniversary of the closing date, and (c) 1.0%, from the third anniversary of the closing date through (but not including) the fourth anniversary of the closing date. We may also be required to pay LIBOR breakage and redeployment costs in certain limited circumstances.

On August 23, 2019 as part of the 41 stores acquisition from A-Team, the Buddy's Credit Agreement was amended. The amendment provides for a $23.0 million first priority senior secured loan (the “Buddy’s Additional Term Loan”), net of financing costs of $0.4 million. We are required to repay the additional amounts under the amended Buddy's Credit Agreement in equal quarterly installments of $287,500 on the first day of each calendar quarter, commencing on October 1, 2019.

On September 30, 2019, the Buddy's Credit Agreement was further amended to update the agreed consolidated EBITDA figures for September 30, 2018, December 31, 2018, March 31, 2019 and June 30, 2019 and to clarify the circumstances under which acquisitions may be given pro forma effect in the calculation of consolidated EBITDA.

The Buddy’s Credit Agreement includes customary affirmative, negative, and financial covenants, including delivery of financial statements and other reports. The negative covenants limit our ability, among other things, to incur debt, incur liens, make investments, sell assets, pay dividends on our capital stock and enter into transactions with affiliates. The financial covenants set forth in the Buddy’s Credit Agreement include a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio, in each case with respect to Buddy’s and its subsidiaries, to be tested at the end of each fiscal quarter (other than, with respect to the minimum consolidated fixed charge coverage ratio, the fiscal quarter ending September 30, 2019), and a requirement that the minimum consolidated liquidity of Buddy’s and its subsidiaries must not be less than $1.0 million at any time. In addition, the Buddy’s Credit Agreement includes customary events of default, the occurrence of certain of which may require that the payment of an additional 2.0% interest on the Buddy’s Credit Agreement to be paid in-kind. The Company was in compliance with all covenants of the Buddy's Credit Agreement as of October 31, 2019.

Liberty Tax Credit Agreement. On May 16, 2019, we entered into the Liberty Tax Credit Agreement that provides for a $135.0 million senior revolving credit facility (the "Revolving Credit Facility"), a $10.0 million sub-facility for the issuance of letters of credit, and a $20.0 million swingline loan subfacility. The Revolving Credit Facility will mature on May 31, 2020. Borrowings under the Revolving Credit Facility will, at our option, bear interest at either (i) a LIBOR Loan, plus an applicable interest rate margin determined as provided in the Liberty Tax Credit Agreement or (ii) an ABR Loan each as determined as provided in the Liberty Tax Credit Agreement. The applicable interest rate margin varies from 3.0% per annum to 4.0% per annum for LIBOR Loans, and from 2.0% per annum to 3.0% per annum for ABR Loans, in each case depending on our consolidated leverage ratio, and is determined in accordance with a pricing grid in the Liberty Tax Credit Agreement (the "Pricing Grid"). Interest on LIBOR Loans is payable in arrears at the end of each applicable interest period, and interest on ABR Loans is payable in arrears at the end of each calendar quarter. We have agreed in the Liberty Tax Credit Agreement to pay a fee on the average daily unused amount of the Revolving Credit Facility during the term. The unused fee is payable in arrears at the end of each calendar quarter and accrues at a rate which varies from 0.25% to 0.5% depending on our consolidated leverage ratio, as determined in accordance with the Pricing Grid. We have also agreed to pay (1) a fee for each outstanding letter of credit at a rate per annum equal to the applicable interest rate margin for LIBOR Loans, as determined in accordance with the Pricing Grid, multiplied by the average daily amount available to be drawn under such letter of credit, and (2) to the letter-of-credit issuer, a fronting fee which shall accrue at a rate of 0.125% per annum on the average daily amount of the outstanding aggregate letter-of-credit obligations under the Liberty Tax Credit Agreement.

Our obligations under the Liberty Tax Credit Agreement are guaranteed by certain of our subsidiaries. There are no prepayment penalties in the event we elect to prepay and terminate the Revolving Credit Facility prior to its scheduled maturity date, subject to LIBOR breakage and redeployment costs in certain limited circumstances.

On October 2, 2019, we amended the Liberty Tax Credit Agreement dated May 16, 2019 to extend the maturity date to October 2, 2022, from the original maturity date of May 31, 2020 and decrease the aggregate amount of commitments from $135.0 million to $125.0 million as of October 2, 2019. The amendment reduced the applicable interest rate margin used to calculate interest for LIBOR Loans and ABR Loans. The amended LIBOR Loans interest rate margin is 2.75% per annum to 3.50% per annum compared to a range of 3.00% per annum to 4.00% per annum prior to the amendment. The amended ABR Loans applicable interest rate margin range is 1.75% per annum to 2.50% per annum compared to a range of 2.00% per annum to 3.00% per annum before the amendment. The range is dependent on the Company’s consolidated leverage ratio and is determined in accordance with a pricing grid set forth in the amendment.

The amendment also amended the Liberty Tax Credit Agreement to permit dividends or other distributions to the parent to make a dividend or other distributions with regard to the parent’s equity interest, provided that (i) such dividend or distribution may only be made once per fiscal year and during a certain period of the fiscal year, and (ii) in any fiscal year the dividend or distribution shall not exceed 25% of our consolidated EBITDA for the fiscal year. The amendment also permits dividends or other distributions to parent to pay management and administrative expenses provided that (i) such dividend or other distribution may only be made once per fiscal year and during a certain period of the fiscal year, and (ii) the aggregate amount of such dividend or other distribution may not exceed $1.0 million in any fiscal year.

The amendment also eliminated a negative covenant in the Liberty Tax Credit Agreement that prohibited us from incurring certain types of indebtedness and liens.

The Liberty Tax Credit Agreement includes customary affirmative, negative, and financial covenants, including delivery of financial statements and other reports and maintenance of existence. The negative covenants limit our ability, among other things, to incur debt, incur liens, make investments, sell assets and pay dividends on our capital stock. The financial covenants set forth in the Liberty Tax Credit Agreement include a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio, each of which will be tested at the end of our fiscal quarters, and a minimum consolidated net worth ratio tested at the end of our fiscal year. The Liberty Tax Credit Agreement provides that, for a period of 30 consecutive days after May 16, 2019, our outstanding obligations under the Liberty Tax Credit Agreement will not exceed $12.5 million. Additionally, from April 30, 2020 until the maturity date, our outstanding obligations must be reduced to $0. In addition, the Liberty Tax Credit Agreement includes customary events of default. We were in compliance with our financial covenants as of October 31, 2019.

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

Subordinated Note. On May 16, 2019, we also entered into a subordinated note (the "Subordinated Note") payable to Vintage Capital Management LLC (“Vintage”). The aggregate principal amount of all loans to be made by Vintage under the Subordinated Note was limited to $10.0 million. Any indebtedness owed to Vintage under the Subordinated Note was subordinate to and subject in right and time of payment to the Revolving Credit Facility. We did not make any borrowings under the Subordinated Note. The Subordinated Note was terminated effective with the October 2, 2019 amendment of the Liberty Tax Credit Agreement.

Franchisee lending and potential exposure to credit loss.  A substantial portion of our cash flow during the year is utilized to provide funding to our franchisees. At October 31, 2019, our total balance of loans to franchisees and ADs for working capital and equipment loans, representing cash amounts we had advanced to the franchisees and ADs, was $17.2 million. In addition, at that date, our franchisees and ADs together owed us an additional $50.9 million, net of unrecognized revenue of $4.9 million, for amounts representing the unpaid purchase price for franchise territories or areas comprising clusters of territories and other amounts owed to us for royalties and other amounts for which our franchisees and ADs had outstanding payment obligations. The following table provides a breakdown of our potential exposure to credit loss:

(In millions)	At October 31, 2019
Loans to franchisees and ADs for working capital and equipment loans		$17.2
Unpaid purchase price of franchise territories, royalties and other amounts, gross	55.8
Unrecognized revenue	(4.9)
Unpaid purchase price of franchise territories, royalties and other amounts, net		50.9
Book balance of amounts due		68.1
AD share of royalties and franchise fees		(3.6)
Exposure to potential credit loss		$64.5

Our Liberty Tax franchisees make electronic return filings for their customers utilizing our systems. Our franchise agreements allow us to obtain repayment of amounts due to us from our franchisees through an electronic fee intercept program before our franchisees receive the net proceeds from tax preparation and other fees they have charged to their customers on tax returns associated with tax settlement products. Therefore, we are able to minimize the nonpayment risk associated with amounts outstanding from franchisees by obtaining direct electronic payment in the ordinary course throughout the tax season. Our credit risk associated with amounts outstanding to ADs is also mitigated by our electronic fee intercept program, which enables us to retain repayments of amounts that would otherwise flow through to ADs as their share of franchise fee and royalty payments, to the extent of an AD's indebtedness to us.

 The unpaid amounts owed to us from our ADs and franchisees are collateralized by the underlying franchise or area and, when the franchise or area owner is an entity, are generally guaranteed by the related owners of the respective entity. Accordingly, to the extent a franchisee or AD does not satisfy its payment obligations to us, we may repossess the underlying franchise or area in order to resell it in the future. At October 31, 2019, we had an investment in impaired accounts and notes receivable and related interest receivable of approximately $13.8 million. We consider accounts and notes receivable to be impaired if the amounts due exceed the fair value of the underlying franchise and estimate an allowance for doubtful accounts based on that excess. Amounts due include the recorded value of the accounts and notes receivable reduced by the allowance for uncollected interest, amounts due to ADs for their portion of franchisee receivables, any related unrecognized revenue and amounts owed to the franchisee or AD by us. In establishing the fair value of the underlying franchise, we consider net fees of open territories and the number of unopened territories. At October 31, 2019, we have recorded an allowance for doubtful accounts for impaired accounts and notes receivable of $6.2 million. There were no significant concentrations of credit risk with any individual franchisee or AD as of October 31, 2019. We believe our allowance for doubtful accounts as of October 31, 2019 is adequate for our existing loss exposure. We closely monitor the performance of our franchisees and ADs and will adjust our allowances as appropriate if we determine the existing allowances are inadequate to cover estimated losses.

Unregistered Sales of Securities. On July 10, 2019, we entered into a subscription agreement with a Vintage affiliate (the “Closing Subscription Agreement”), pursuant to which 2,083,333.33 shares of our common stock were purchased at a purchase price of $12.00 per share for an aggregate purchase price of $25.0 million in cash. Also, on July 10, 2019, we entered into a second subscription agreement with a Vintage affiliate (the “Post-Closing Subscription Agreement”), pursuant to which they committed to purchase from us additional shares of common stock at a purchase price of $12.00 per share. The amount of shares to be purchased under the Post Closing Subscription Agreement could not exceed $40.0 million in the aggregate. The Post Closing Subscription Agreement was not required to complete the Tender Offer.

From October 21, 2019 to October 23, 2019, an affiliate of Vintage Capital Management, LLC and B. Riley FBR, Inc. provided the Company with an aggregate $40.0 million of equity financing. Pursuant to the financing 3,333,333.33 shares of our common stock were purchased at a purchase price of $12.00 per share. The proceeds of the financing were used in conjunction with the closing of the Sears Outlet Acquisition.

Tender Offer. On November 14, 2019, the Company completed its previously announced Tender Offer to purchase any and all of the outstanding shares of our common stock for cash at a price of $12.00 per share, without interest. The Tender Offer was not subject to a minimum tender requirement, and, certain of our large stockholders agreed not to tender their shares in the Tender Offer. The total number of shares tendered in the Tender Offer was 3,935,738, including 163,779 shares tendered pursuant to the guaranteed delivery procedure described in the Tender Offer documents, for an aggregate purchase price of approximately $47.2 million. The Tender Offer was financed through cash on hand, the proceeds from the Closing Subscription Agreement, and portion of the proceeds of the Buddy’s Credit Agreement.

Dividends. Beginning in April 2015 through July 2018, we announced a $0.16 per share quarterly cash dividend. On November 25, 2019, our Board of Directors declared a quarterly dividend to stockholders of $0.25 per share. The cash dividend will be paid on or about January 6, 2020 to holders of record of our common stock on the close of business on December 6, 2019. However, we may not continue to pay cash dividends in the future. The payment of dividends is at the discretion of our Board of Directors and depends, among other things, on our earnings, capital requirements, and financial condition. Our ability to pay dividends is also subject to compliance with financial covenants that are contained in our credit facility and may be restricted by any future indebtedness that we incur or issuances of Preferred Stock. In addition, applicable law requires our Board of Directors to determine that we have adequate surplus prior to the declaration of dividends. We cannot provide an assurance that we will pay dividends at any specific level or at all.

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

Operating activities. In the six months ended October 31, 2019, we used $1.2 million more cash in our operating activities compared to the same period in fiscal 2019. The increase is primarily due to a decrease in net income and deferred tax expense partially offset by an increase in taxes.

Investing activities. In the six months ended October 31, 2019, we used $147.9 million more cash for investing activities compared to the same period in fiscal 2019. This increase is primarily due to the Sears Outlet Acquisition and the acquisition of franchisees from A-Team Leasing.

Financing activities. In the six months ended October 31, 2019, cash from financing activities increased $225.5 million compared to the same period in fiscal 2019. This increase was driven by a $65.0 million increase in common stock issuances and $210.0 million increase in borrowings primarily under the Sears Outlet Credit Agreement and Buddy's Credit Agreement partially offset by $34.7 million for repayments of term loans and the revolving credit facility.

Future cash needs and capital requirements

Operating cash flow needs. We believe our credit facility entered into on May 16, 2019, as amended, will be sufficient to support our cash flow needs for the current fiscal year. At October 31, 2019, using the leverage ratio applicable under our loan covenants at the end of the quarter, our maximum unused borrowing capacity was $83.9 million.

Our credit facility also contains a requirement that for a period of 45 consecutive days, the first date of which must begin between March 15th and April 30th of each year, all outstanding obligations under our credit facility must be reduced to zero; however, given our historic cash flow experience we do not anticipate that the unavailability of our revolving loan during this period will adversely affect our cash flow.

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

•	the extent to which we repurchase certain assets from franchisees and third parties and our ability to operate these assets profitably;

•	the extent, if any, to which our Board of Directors elects to continue to declare cash dividends on our common stock;

•	the extent and timing of payments related to litigation settlements.

Off Balance Sheet Arrangements

We are a party to an interest rate swap agreement that allows us to manage fluctuations in cash flow resulting from changes in the interest rate on our variable rate mortgage. This swap effectively changes the variable-rate of our mortgage into a fixed rate of 4.12%. At October 31, 2019, the fair value of our interest rate swap was a liability of less than $0.1 million and was included in other accounts payable and accrued expenses. The interest rate swap expires in December 2026.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks from those reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019.

ITEM 4
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2019, the Company’s disclosure controls and procedures were not effective due to a material weakness in the Company's internal control over financial reporting as described below.

On July 10, 2019, the Company acquired Buddy's. As permitted by SEC guidance for newly acquired businesses, we intend to exclude the operations of Buddy's from the scope of our Sarbanes-Oxley Section 404 report on internal control over financial reporting for the year ended December 28, 2019. We are in the process of implementing our internal control structure over the acquired Buddy's operations and expect that this effort will be completed in fiscal 2020.

On October 23, 2019, the Company acquired Sears Outlet. As permitted by SEC guidance for newly acquired businesses, we intend to exclude the operations of Sears Outlet from the scope of our Sarbanes-Oxley Section 404 report on internal control over financial reporting for the year ended December 28, 2019. We are in the process of implementing our internal control structure over the acquired Buddy's operations and expect that this effort will be completed in fiscal 2020.
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

PART II. OTHER INFORMATION

ITEM 1
LEGAL PROCEEDINGS
For information regarding legal proceedings, please see "Note 16. Commitments and Contingencies" in Financial Statements, which information is incorporated herein by reference.
ITEM 1A
RISK FACTORS

The following risk factors should be considered in addition to the risk factors described in Part I, Item 1A, in its Annual Report on Form 10-K for the fiscal year ended April 30, 2019:

The integration of the Company, Buddy’s and Sears Outlet may present challenges that could result in the combined business not operating as effectively as expected or in the failure to achieve some or all of the anticipated benefits of the Buddy’s Acquisition or the Sears Outlet Acquisition.

The benefits expected to result from the Buddy's Acquisition and the Sears Outlet Acquisition will depend in part on whether the operations of Buddy’s and Sears Outlet can be effectively integrated in a timely and efficient manner with those of the Company. While the Company's segments are distinct and separate from the Company’s existing business, the Company will need to integrate the organizations, procedures and operations of the businesses. The integration of the businesses may be time-consuming, and the management of the companies will have to dedicate time and resources to it. These efforts could divert management’s focus and resources from other strategic opportunities and from day-to-day operational matters during the integration process. Failure to successfully integrate the operations of Buddy’s or Sears Outlet into the Company could result in the failure to achieve some of the anticipated benefits from the Buddy’s Acquisition or Sears Outlet Acquisition, and could have an adverse effect on the business, results of operations, financial condition or prospects of the Company after the Buddy’s Acquisition and Sears Outlet Acquisition.

We have incurred significant transaction and acquisition-related costs and expect to incur integration-related costs in connection with the Buddy's Acquisition and the Sears Outlet Acquisition.

We have incurred a number of non-recurring costs associated with the Buddy's Acquisition and the Sears Outlet Acquisition and will incur integration-related costs in combining areas of the companies. The substantial majority of non-recurring expenses were comprised of transaction costs related to the Buddy's Acquisition and the Sears Outlet Acquisition. We also expect to incur transaction fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the integration of the two companies’ businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.

Our indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligation under the Company' s debt agreements.

Following the Buddy's Acquisition and Sears Outlet Acquisition, we have substantially increased our indebtedness, which could adversely affect our ability to fulfill our obligations and have a negative impact on our financing options and liquidity position. Upon completion of the Buddy's Acquisition and Sears Outlet Acquisition, we have indebtedness of approximately $210 million and availability under our new Revolving Credit Facility of approximately $125 million, less amounts outstanding for letters of credit.

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

We may not be able to generate sufficient cash to service our indebtedness and may be forced to take other actions to satisfy our obligation under our indebtedness, which may not be successful.

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

This could further exacerbate the risks described above. We may be able to incur substantial additional indebtedness in the future. Although the agreements that govern the indebtedness to be incurred or assumed in connection with the Buddy's Acquisition, Sears Outlet Acquisition and Vitamin Shoppe Acquisition restrict the incurrence of additional indebtedness, these restrictions are and will be subject to a number of qualifications and exceptions and the additional indebtedness incurred in compliance with these restrictions could be substantial. If new debt is added to our current debt levels, the related risks that we now face could intensify.

The term of the agreements governing our indebtedness may restrict our current and future operations, particularly our ability to respond to change or to pursue our business strategies, and could adversely affect our capital resources, financial condition and liquidity.

The agreements that govern the indebtedness incurred or assumed in connection with the Buddy's Acquisition, Sears Outlet Acquisition and Vitamin Shoppe Acquisition are expected to contain a number of restrictive covenants that impose significant operating and financial restrictions on us and limit our ability to engage in acts that may be in our long-term best interests, including, among other things, restrictions on our ability to:

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

Because shares of the Preferred Stock were issued in the Buddy's Acquisition, it is possible that the Buddy's Acquisition will be dilutive to our earnings per share, which could negatively affect the market price of shares of our common stock. In connection with the completion of the Buddy's Acquisition, based on the number of issued and outstanding shares of our Preferred Stock as of October 31, 2019, 8.1 million shares of our common stock could be issued if all of the shares of Preferred Stock were converted after the six-month lockup period expires. The issuance of these new shares of our common stock could have the effect of depressing the market price of shares of our common stock, through dilution of earnings per share or otherwise. In addition, future events and conditions could increase the dilution that is currently projected, including adverse changes in market conditions, additional integration related costs and other factors such as the failure to realize some or all of the benefits anticipated in the Buddy's Acquisition. Any dilution of, or delay of any accretion to, our earnings per share could cause the price of shares of our common stock to decline or grow at a reduced rate.

The redemption of Preferred Stock for common shares may be dilutive to existing stockholders and cause the market price of our common stock to fall.

Based on the number of outstanding shares of our Preferred Stock on October 31, 2019, we would issue approximately 8.1 million shares of our common stock if all of the shares of Preferred Stock were converted after the six-month lockup period expires. The issuance of these new shares of our common stock could have the effect of depressing the market price for our common stock. In addition, many Buddy's stockholders may decide not to hold the shares of our common stock they will receive upon conversion. Such sales of our common stock could have the effect of depressing the market price for our common stock and may take place promptly following the expiration of the lock-up period.

Following the Buddy’s Acquisition and Sears Outlet Acquisition, certain stockholders have a substantial ownership stake in the Company, and their interests could conflict with the interests of other stockholders.

As of October 31, 2019, Vintage and B. Riley Financial, Inc. (“B. Riley”) and certain of its affiliates (the "Principal Stockholders") currently own shares of our common stock representing approximately 33.0% and 20.8%, respectively, of the outstanding common stock (assuming no New Holdco units and shares of Preferred Stock are redeemed in exchange for shares of common stock), and assuming all New Holdco units and all shares of Preferred Stock were redeemed in exchange for shares of common stock (without giving effect to the Tender Offer), Vintage would own approximately 40.8% of the outstanding common stock and B. Riley and certain of its affiliates would own approximately 14.8% of the outstanding common stock. As a result of substantial ownership in the Company along with their or their affiliates’ participation on the Board, the Principal Stockholders currently have the ability to influence certain actions requiring stockholders’ approval, including increasing or decreasing the authorized share capital, the election of directors, declaration of dividends, the appointment of management, and other policy decisions. Because the Principal Stockholders have agreed not to tender their respective shares of common stock in the Tender Offer, their relative ownership interests in the Company will increase as a result of any shares of common stock being tendered in the offer. Accordingly, the ability of the Principal Stockholders to exercise control over the Company’s strategic direction may be enhanced. The interests of the Principal Stockholders may be different from the interests of other stockholders. While any future transaction with the Principal Stockholders or other significant Company stockholders could benefit the Company, the interests of the Principal Stockholders could at times conflict with the interests of other Company stockholders. Conflicts of interest may also arise between the Company and the Principal Stockholders or their affiliates, which may result in the conclusion of transactions on terms not determined by market forces. Any such conflicts of interest could adversely affect the Company’s business, financial condition and results of operations, and the trading price of Company common stock. Moreover, the concentration of ownership may delay, deter or prevent acts that would be favored by other Company stockholders or deprive stockholders of an opportunity to receive a premium for their shares of Company common stock as part of a sale of the Company. Similarly, this concentration of stock ownership may adversely affect the trading price of Company common stock because investors may perceive disadvantages in owning equity in a company with concentrated ownership.

The Liberty Tax segment's tax return preparation compliance program may not be successful in detecting all problems in our franchisee network, and franchisee non-compliance, fraud and other misconduct and related enforcement action may damage our reputation and adversely affect our business.

Although the Liberty Tax segment's tax return preparation compliance program seeks to monitor the activities of our franchisees, it is unlikely to detect every problem. While we have implemented a variety of measures to enhance tax return preparation compliance as well as our monitoring of these activities, there can be no assurance that franchisees and tax preparers will follow these procedures. From time to time, the federal and/or state authorities may take adverse action against franchisees or preparers related to tax compliance issues, seeking injunctions, damages or even criminal sanctions with respect to such behavior. Failure to detect and prevent tax return preparation compliance issues could expose us to the risk of government investigation or litigation, result in bad publicity and reputational harm, and could subject us to remedies and loss of customers that could cause our revenues or profitability to decline. See “-Risks Related to Our Business-If we fail to protect or fail to comply with laws and regulations related to our customers' personal information, we may face significant fines, penalties, or damages and our brand and reputation may be harmed” described in Part I, Item 1A, in its Annual Report on Form 10-K for the fiscal year ended April 30, 2019.

In fiscal 2016, the DOJ announced two lawsuits against certain of our former franchisees and two lawsuits against then-existing franchisees, which concluded in fiscal 2017. Allegations involved claims of fraudulent tax preparation. We were not named as a defendant in these suits. Further, in fiscal 2017, the state of Maryland, Office of the Comptroller suspended the processing of electronic and paper returns of one franchisee and two offices in that state. In fiscal 2018, the DOJ filed suit against one former and two then active franchisees in Florida based upon their alleged preparation of fraudulent tax returns. Also, during fiscal 2018, the DOJ indicted four Milwaukee tax preparers based upon their alleged filing of fraudulent tax returns.

On December 2, 2019, the Company entered into a settlement with the DOJ and the IRS (the “Settlement”) that resolved their investigation of the Company and its subsidiaries, including the Liberty Tax segment's policies, practices and procedures in connection with its tax return preparation activities and tax compliance program. Pursuant to the terms of the Settlement, the Company agreed to pay $3 million to be paid in installments over four years and agreed to retain an independent compliance monitor to oversee the implementation of the required enhancements to the compliance program. The monitor will work with the Company’s compliance team and may make recommendations for further refinements to improve the Liberty Tax segment's tax compliance program.

We have continued to enhance our Compliance Department tasked with examining and preventing non-compliance, fraud and other misconduct among our franchisees and their employees and will fully and cooperate with the independent monitor to ensure we meet the terms of the Settlement. Nonetheless, there can be no assurance that our Compliance Department, the tax return preparation compliance program, or other efforts will be effective in eliminating non-compliance, fraud and other misconduct among our franchisees and/or employees. Accordingly, any such non-compliance, fraud or other misconduct may have a material adverse effect on our reputation, financial conditions, results of operations and may be deemed a breach of the terms of the Settlement.

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities of the Company which were not previously reported in a Current Report on Form 8-K for the period covered by this Quarterly Report on Form 10-Q.

SHARE REPURCHASES

Our Board of Directors has authorized up to $10.0 million for share repurchases. This authorization has no specific expiration date and cash proceeds from stock option exercises increase the amount of the authorization. In addition, the Board of Directors authorized an AD repurchase program, which reduces the amount of the share repurchase authorization on a dollar-for-dollar basis. Shares repurchased from option exercises and RSUs vesting that are net-share settled by us and shares repurchased in privately negotiated transactions are not considered share repurchases under this authorization. As part of the AD repurchase program, the Company expended $2.5 million during the second quarter of fiscal 2020.

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
X

2.2.1
First Amendment to Agreement and Plan of Merger, dated as of November 11, 2019, by and among Franchise Group, Inc., Vitamin Shoppe, Inc. and Valor Acquisition, LLC. (Exhibit 2.1 to Form 8-K, File No. 001-35588 filed on November 12, 2019).
X

2.3
Equity and Asset Purchase Agreement, dated as of August 27, 2019, by and between Sears Hometown Outlet Stores, Inc., Franchise Group Newco S, LLC and solely for purposes of Section 10.17 thereto, Liberty Tax, Inc. (Exhibit 2.1 to Form 8-K, File No. 001-35588 filed August 28, 2019).
X

3.1	Second Amended and Restated Certificate of Incorporation of Liberty Tax, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K, File No. 001-35588 filed on December 19, 2018).		X

3.1.1	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Liberty Tax, Inc. (Exhibit 3.1 to Form 8-K, File No. 001-35588 filed September 19, 2019).		X

3.1.2
Certificate of Increase of the Number of Shares of Voting Non-Economic Preferred Stock of Franchise Group, Inc., filed with the Secretary of State of the State of Delaware on September 30, 2019 (Exhibit 3.1 to Form 8-K, File No. 001-35588 filed October 1, 2019).

X

10.1
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
X

10.2
Amended Schedule 1 to the First Amended and Restated Limited Liability Company Agreement, dated as of July 10, 2019, among Franchise Group New Holdco, LLC, as the company, Franchise Group, Inc., the Brian DeGustino Revocable Trust, the Amy DeGustino Revocable Trust, Samjor Family LP, Vintage RTO, L.P., Martin Meyer, Fengfeng Ren, David O’Neil and Jeffrey D. Miller, each as a member, and Franchise Group, Inc., as the manager (Exhibit 10.1 to Form 8-K, File No. 001-35588 filed October 1, 2019).
X

10.3
Amendment No. 1 to Registration Rights Agreement, dated as of September 30, 2019, among Franchise Group, Inc., Tributum, L.P., Samjor Family LP, Vintage RTO, L.P., Vintage Capital Management, LLC and Vintage Tributum, LP (Exhibit 10.2 to Form 8-K, File No. 001-35588 filed October 1, 2019).

X

10.4
Amendment Number Two to Credit Agreement, dated as of September 30, 2019, to Credit Agreement, dated as of July 10, 2019, among Buddy’s Newco, LLC and Buddy’s Franchising and Licensing LLC, each as borrowers, Franchise Group Intermediate B, LLC, various lenders from time to time party thereto, and Kayne Solutions Fund, L.P., as administrative agent and as collateral agent (Exhibit 10.1 to Form 8-K, File No. 001-35588 filed October 4, 2019).
X

10.5
Third Amendment to Credit Agreement, dated as of October 2, 2019, among Franchise Group, Inc., as borrower, JTH Tax LLC, SiempreTax+ LLC, JTH Financial, LLC, Wefile LLC, JTH Properties 1632, LLC, LTS Properties, LLC, LTS Software LLC, JTH Tax Office Properties, LLC, 360 Accounting Solutions LLC, JTH Court Plaza, LLC, and Franchise Group Intermediate L 1, LLC, each as guarantors, CIBI Bank USA, as administrative agent, and the lenders party thereto (Exhibit 10.2 to Form 8-K, File No. 001-35588 filed October 4, 2019).

X

10.6	Executive Employment and Severance Agreement between Brian Kahn and Franchise Group, Inc., dated October 2, 2019 (Exhibit 10.3 to Form 8-K, File No. 001-35588 filed October 4, 2019).	X

10.7	Executive Employment and Severance Agreement between Eric Seeton and Franchise Group, Inc., dated October 2, 2019 (Exhibit 10.4 to Form 8-K, File No. 001-35588 filed October 4, 2019).	X

10.8	Executive Employment and Severance Agreement between Andrew Laurence and Franchise Group, Inc., dated October 2, 2019 (Exhibit 10.5 to Form 8-K, File No. 001-35588 filed October 4, 2019).	X

10.9	Executive Employment and Severance Agreement between Andrew Kaminsky and Franchise Group, Inc., dated October 2, 2019 (Exhibit 10.6 to Form 8-K, File No. 001-35588 filed October 4, 2019).	X

10.10
Credit Agreement, dated as of October 23, 2019, by and among Franchise Group Intermediate S, LLC, Franchise Group Newco S, LLC, each of its subsidiaries named therein, Franchise Group Intermediate Holdco, LLC, Franchise Group New Holdco, LLC, Franchise Group Intermediate L, LLC, the lenders named therein and Guggenheim Credit Services, LLC, as administrative agent and collateral agent (Exhibit 10.1 to Form 8-K, File No. 001-35588 filed October 23, 2019).
X

10.11
Security Agreement, dated as of October 23, 2019, by and among Franchise Group Intermediate S, LLC, Franchise Group Newco S, LLC, each of its subsidiaries named therein and Guggenheim Credit Services, LLC (Exhibit 10.2 to Form 8-K, File No. 001-35588 filed October 23, 2019).

X

10.12
Parent Guaranty and Collateral Agreement, dated as of October 23, 2019, among Franchise Group Intermediate Holdco, LLC, Franchise Group New Holdco, LLC, Franchise Group Intermediate L, LLC and Guggenheim Credit Services, LLC (Exhibit 10.3 to Form 8-K, File No. 001-35588 filed October 23, 2019).

X

10.13	Subscription Agreement, dated as of October 23, 2019, by and between Franchise Group, Inc. and Stefac LP (Exhibit 10.4 to Form 8-K, File No. 001-35588 filed October 23, 2019).	X

10.14	Subscription Agreement, dated as of October 23, 2019, by and between Franchise Group, Inc. and B. Riley FBR, Inc. (Exhibit 10.5 to Form 8-K, File No. 001-35588 filed October 23, 2019).	X

10.15
Subscription Agreement, dated as of October 23, 2019, by and between Franchise Group, Inc. and Brian R. Kahn and Lauren Kahn, as tenants by the entirety (Exhibit 10.6 to Form 8-K, File No. 001-35588 filed October 23, 2019).

X

10.16
Amendment No. 2 to Registration Rights Agreement, dated as of October 23, 2019, by and among Franchise Group, Inc., Tributum, L.P., Samjor Family LP, Vintage RTO, L.P., Vintage Capital Management, LLC and Vintage Tributum, LP (Exhibit 10.7 to Form 8-K, File No. 001-35588 filed October 23, 2019).

X

10.17	Franchise Group, Inc. 2019 Omnibus Incentive Plan (Exhibit 10.1 to Form 8-K, File No. 001-35588 filed December 5, 2019).	X

10.18	Form of Franchise Group, Inc. 2019 Omnibus Incentive Plan Stock Option Award Agreement (Exhibit 10.2 to Form 8-K, File No. 001-35588 filed December 5, 2019).	X

10.19	Form of Franchise Group, Inc. 2019 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Exhibit 10.3 to Form 8-K, File No. 001-35588 filed December 5, 2019).	X

10.20	Form of Franchise Group, Inc. 2019 Omnibus Incentive Plan Performance Restricted Stock Unit Award Memorandum and Agreement (Exhibit 10.4 to Form 8-K, File No. 001-35588 filed December 5, 2019).	X

31.1 (1)	Certification of Chief Executive Officer	X

31.2 (1)	Certification of Chief Financial Officer	X

32.1(1)	Section 1350 Certification (Chief Executive Officer)	X

32.2(1)	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
(1) This exhibit is furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.

* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franchise Group, Inc. (Registrant)

December 10, 2019	By:	/s/ Brian R. Kahn
Brian R. Kahn Chief Executive Officer (Principal Executive Officer)

December 10, 2019	By:	/s/ Eric F. Seeton
Eric F. Seeton Chief Financial Officer (Principal Financial Officer)