Form 10-KT
period 2019-12-28
Franchise Group, Inc.
filed 2020-04-24
CIK 1528930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from May 1, 2019 to December 28, 2019
Commission File Number: 001-35588
FRANCHISE GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-3561876 (I.R.S. Employer Identification No.)
1716 Corporate Landing Parkway, Virginia Beach, Virginia (Address of principal executive offices)	23454 (Zip Code)
Registrant's telephone number, including area code: (757) 493-8855
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	FRG	NASDAQ Global Market
Securities to be registered pursuant to Section 12(g) of the Act: None.

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
 Emerging growth company ☐
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒
The aggregate market value of the shares of common stock held by non-affiliates of the registrant computed based on the last reported sale price of $9.60 on June 28, 2019 was $55,605,773.
The number of shares of the registrant's common stock outstanding as of April 20, 2020 was 35,148,659.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Transition Report on Form 10-K/T contains forward-looking statements concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for our business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as "aim," "anticipate," "assume," "believe," "could," "due," "estimate," "expect," "goal," "intend," "may," "objective," "plan," "predict," "potential," "positioned," "should," "target," "will," "would," and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and our management's beliefs and assumptions. They are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. Additionally, other factors may cause actual results to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Factors that may cause such differences include, but are not limited to, the risks described under "Item 1A-Risk Factors," including:

•
the possibility that any of the anticipated benefits of the Buddy’s Acquisition, Sears Outlet Acquisition, Vitamin Shoppe Acquisition and American Freight Acquisition (as all such terms are defined below) will not be realized or will not be realized within the expected time period, the businesses of the Company and the Buddy’s segment, the Sears Outlet segment, Vitamin Shoppe or American Freight may not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected, revenues following the Buddy’s Acquisition, Sears Outlet Acquisition, Vitamin Shoppe Acquisition or American Freight Acquisition may be lower than expected;

•	our inability to grow on a sustainable basis;

•	changes in operating costs, including employee compensation and benefits;

•	the seasonality of our Liberty Tax segment;

•	departures of key executives or directors;

•	our ability to attract additional talent to our senior management team;

•	our ability to maintain an active trading market for our common stock on The Nasdaq Global Market (“Nasdaq”)

•	our inability to secure reliable sources of the tax settlement products we make available to our customers;

•	government regulation and oversight over our products and services;

•	our ability to comply with the terms of our settlement with the Department of Justice (the "DOJ") and the Internal Revenue Service ("IRS");

•
government initiatives that simplify tax return preparation, improve the timing and efficiency of processing tax returns, limit payments to tax preparers, or decrease the number of tax returns filed or the size of the refunds;

•	government initiatives to pre-populate income tax returns;

•
the effect of regulation of the products and services that we offer, including changes in laws and regulations and the costs and administrative burdens associated with complying with such laws and regulations;

•	the possible characterization of refund transfers as a form of loan or extension of credit;

•	changes in the tax settlement products offered to our customers that make our services less attractive to customers or more costly to us;

•	our ability to maintain relationships with our third-party product and service providers;

•	our ability to offer merchandise and services that our customers demand;

•	our ability to successfully manage our inventory levels and implement initiatives to improve inventory management and other capabilities;

•	competitive conditions in the retail industry;

•	the performance of our products within the prevailing retail industry;

•
worldwide economic conditions and business uncertainty, the availability of consumer and commercial credit, change in consumer confidence, tastes, preferences and spending, and changes in vendor relationships;

•
the risk that natural disasters, public health crises, political uprisings, uncertainty or unrest, or other catastrophic events could adversely affect our operations and financial results, including the impact of the coronavirus outbreak on manufacturing operations and our supply chain, customer traffic and our operations in general;

•	disruption of manufacturing, warehouse or distribution facilities or information systems;

•	the continued reduction of our competitors promotional pricing on new-in-box appliances, potentially adversely impacting our sales of out-of-box appliances and associated margin;

•	any potential non-compliance, fraud or other misconduct by our franchisees or employees;

•	our ability and the ability of our franchisees to comply with legal and regulatory requirements;

•
failures by our franchisees and their employees to comply with their contractual obligations to us and with laws and regulations, to the extent these failures affect our reputation or subject us to legal risk;

•	the ability of our franchisees to open new territories and operate them successfully;

•	the availability of suitable store locations at appropriate lease terms;

•	the ability of our franchisees to generate sufficient revenue to repay their indebtedness to us;

•	our ability to manage Company-owned offices;

•	our exposure to litigation and any governmental investigations;

•	our ability and our franchisees' ability to protect customers' personal information, including from a cyber-security incident;

•	the impact of identity-theft concerns on customer attitudes toward our services;

•	our ability to access the credit markets and satisfy our covenants to lenders;

•	challenges in deploying accurate tax software in a timely way each tax season;

•
delays in the commencement of the tax season attributable to Congressional action affecting tax matters and the resulting inability of federal and state tax agencies to accept tax returns on a timely basis or other changes that have the effect of delaying the tax refund cycle;

•	competition in the tax preparation market;

•	the effect of federal and state legislation that affects the demand for paid tax preparation, such as the Affordable Care Act and potential immigration reform;

•	our reliance on technology systems and electronic communications;

•	our ability to effectively deploy software in a timely manner and with all the features our customers require;

•	the impact of the coronavirus (COVID-19) and the related government mitigation efforts on our business and our financial results;

•	the impact of any acquisitions or dispositions, including our ability to integrate acquisitions and capitalize on their anticipated synergies; and

•	other factors, including the risk factors discussed in this Transition Report on Form 10-K/T.

Potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. These forward-looking statements speak only as of the date of this Transition Report on Form 10-K/T. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. A potential investor or other vendor should, however, review the factors and risks we describe in the reports we will file from time to time with the U.S. Securities and Exchange Commission ("SEC") after the date of this Transition Report on Form 10-K/T.

PART I
Item 1.    Business.

Overview

We are a franchisor, operator and acquirer of franchised and franchisable businesses that we believe we can scale using our operating expertise. On July 10, 2019, we formed Franchise Group New Holdco, LLC which holds all of our operating subsidiaries. Our stores and franchises operate under the names of Liberty Tax, Buddy's Home Furnishings, Sears Outlet and Vitamin Shoppe.

On July 10, 2019, we completed our acquisition of Buddy's Home Furnishings (the “Buddy’s Acquisition”). On October 23, 2019, we completed the acquisition of the Sears Outlet segment from Sears Hometown and Outlet Stores, Inc. (the “Sears Outlet Acquisition”). On December 16, 2019, we completed our acquisition of the Vitamin Shoppe, Inc. (the “Vitamin Shoppe Acquisition”). On February 14, 2020, we completed the acquisition of the American Freight Group, Inc. (“American Freight Acquisition”). In February 2020, we announced our intent to combine American Freight with our Sears Outlet business and have rebranded the combined business as American Freight Appliances, Furniture and Mattress. These acquisitions have transformed us from a tax preparation business to a multi-segment operator and franchisor.

References in this report to "years" are to our fiscal years, which ended on April 30th until April 30, 2019 and ended on December 28, 2019 for the most recent fiscal year. All references to "tax season" refer to the period between January 1st and April 30th of the referenced year. Unless the context requires otherwise, the terms "Franchise Group," "we," the "Company," "us," and "our" refer to Franchise Group, Inc. and its consolidated subsidiaries. A complete list of our subsidiaries can be found in Exhibit 21.1 to this report.

Change of Year-End

On October 1, 2019, the Board of Directors of the Company approved a change in our fiscal year-end from April 30th to the Saturday closest to December 31st of each year, effective immediately. The decision to change the fiscal year-end was related to our recent acquisitions to more closely align our operations and internal controls with that of our subsidiaries. This Transition Report on Form 10-K/T reports our financial results for the period from May 1, 2019 through December 28, 2019, which we refer to as the "Transition Period" in this report. Following the Transition Period, we will file an annual report for each twelve-month period ended the Saturday closest to December 31st of each year beginning with December 26, 2020.

Recent Developments

On February 14, 2020, we announced the completion of our previously announced acquisition of American Freight, a retail chain offering brand-name furniture, mattresses and home accessories at discount prices.

In December 2019, a novel strain of the coronavirus (COVID-19) emerged in Wuhan, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread globally, including to the United States. In March 2020, the World Health Organization declared the coronavirus as a global pandemic. In an effort to mitigate the continued spread of the virus, federal, state and local governments, as well as certain private entities have mandated various restrictions, including travel restrictions, restrictions on public gatherings, closing of nonessential businesses and quarantining of people who may have been exposed to the coronavirus. As a result of these restrictions, together with a general fear of the impact on the global economy and financial markets, there is significant uncertainty surrounding the potential impact on our business. While too early to quantify, we have recently experienced a negative impact on our sales and profitability. The coronavirus could continue to negatively impact our business and financial results by continuing to weaken demand for our products, our ability and our franchisees ability to operate store locations or by disrupting our supply chain. As events are rapidly changing, we are unable to accurately predict the impact that the coronavirus will have on our results of operations due to uncertainties including, but not limited to, the duration of quarantines and other global travel restrictions, the ultimate geographical spread of the virus, the severity of the disease, the duration of the outbreak and the public’s response to the outbreak.

We have taken the following actions in response to the impact of the coronavirus:

•
Our store and distribution center associates, who have voluntarily determined to continue to work, have been provided proper cleaning and protective supplies to ensure the safety of such associates and our customers;

•	All of our corporate offices have been temporarily closed and our corporate associates are working remotely;

•
Effective April 1, 2020, our executive leadership has voluntarily agreed to a temporary reduction in their base salaries. Mr. Kahn took a 50% base salary reduction while our other executive officers took 30% to 40% base salary reductions;

•	Our Board of Directors has agreed to a temporary reduction of its compensation by 50%; and

•
Where our stores have been mandated to close, we have furloughed workers to give them the ability to receive government benefits while committing to pay 100% of their health and welfare benefits through at least April 30, 2020.

We are working to conserve cash and maintain liquidity and have requested all of our operating companies to (i) approach their landlords to seek rent deferrals and abatements; (ii) work with vendors and suppliers to extend payment terms; (iii) suspend all non-essential capital expenditures; (iv) dramatically reduce non-committed or contractual marketing activities; and (v) delay non-essential projects and programs.

We expect a significant increase in cash in the coming months from anticipated tax refunds generated from new regulations in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), as well as potential positive working capital adjustments from recent acquisitions. We have been diligently evaluating the CARES Act to determine if there are additional opportunities for tax relief or funding. In addition to any tax refunds available under the CARES Act, we intend to take advantage of the opportunity to defer payroll taxes under the CARES Act and are exploring the availability of the employee retention credit provided for under the CARES Act.

Financial Information about Segments

We operate in four reporting business segments: Liberty Tax, Buddy's, Sears Outlet and Vitamin Shoppe. For discussion of the operating results of our reporting business segments, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Segment Information" of this Transition Report on Form 10-K/T.

Liberty Tax

Our Liberty Tax segment ("Liberty Tax") is one of the leading providers of tax preparation services in the United States and Canada. Our tax preparation services and related tax settlement products are offered primarily through franchised locations with a limited number of Company-owned offices. The majority of our offices are operated under the Liberty Tax Service brand. We also provide an online digital Do-It-Yourself ("DIY") tax program in the United States.

The tax return preparation market is divided into two distinct primary sectors: paid tax preparation and DIY preparation. Approximately 56% of U.S. e-filed returns during the 2019 tax season were prepared by paid preparers. In addition to tax preparation services, we offer related financial products to our tax customers. The services and products are designed to provide streamlined tax preparation services for taxpayers who, for reasons of complexity, convenience, or the need for prompt tax refunds, seek assisted tax preparation services. During the 2019 tax season, we and our franchisees accounted for 1.3 million tax returns filed through our retail offices, and 0.1 million through our online tax programs.

We believe industry consolidation will continue to occur as many independent tax preparers look to exit the industry as they are confronted with increased costs, regulatory requirements and demands to provide tax settlement products. We believe our scale will allow us to be a beneficiary of consolidation due to our ability to efficiently address changing regulatory requirements and our ability to provide a fully competitive mix of financial products that are attractive to our customers.

Liberty Tax runs a franchise model which allows us to grow our retail offices with minimal capital expenditures and fixed costs.

AD Areas. We have included in our franchisee model the sale of Area Developer ("AD") areas. Under the AD model, we make large clusters of territories available to an AD who is responsible for marketing franchise opportunities within the larger

AD area. Our ADs generally receive 50% of both the franchise fee and royalties collected from franchises located in their AD areas and are required to provide marketing and operational support for these franchises.

Franchise Territories and Agreements. Under the terms of our standard franchise agreement, each franchisee receives the right to operate a tax return preparation business under the Liberty Tax Service brand within a designated geographic territory. Each territory has a target population of approximately 30,000 people. Franchisees presently have several options for acquiring a new undeveloped territory. The typical franchise fee is $40,000. We may offer special financing programs to qualified franchisees. Our franchise agreement requires franchisees to pay us a base royalty equal to 14% of the franchisee's tax preparation revenue, subject to certain specified minimums. Franchisees are also required to pay us an advertising fee of 5% of their tax preparation revenue.

Franchise agreements have an initial term of five years and are renewable. The agreements impose various performance requirements on franchisees, require franchisees to use our software and equipment designated by us, and obligate our franchisees to operate in their offices in accordance with standards we establish. Our agreements require our franchisees to comply with applicable state and federal legal requirements. Although we do not control and are not responsible for any compliance issues that could be caused by our franchisees or their tax preparers, we provide guidance to our franchisees regarding their compliance obligations, including the provision of standard advertising templates, training materials that include detailed compliance information, and systems that alert them to unusual activity. We also use a variety of means in an attempt to identify potential franchise and tax law compliance issues and require franchisees to address any concerns, including the continued enhancement of a Compliance Department which helps to examine and prevent non-compliance, fraud and other misconduct among our franchisees and employees.

Franchisee Loans. We provide a substantial amount of lending to our franchisees and ADs. In addition to allowing franchisees to finance a portion of their franchise fees, we also offer our franchisees working capital loans to fund their operations.

Company-Owned Offices. During the 2019 tax season we operated 140 Company-owned offices, 7 of which were seasonal offices. We prefer to operate through franchise locations, and most of the Company-owned offices we operate are offices that have been previously owned by former franchisees who have ceased operations or failed to meet our performance standards. Rather than close offices that we believe have the potential to be successful, we operate them as Company-owned offices and may resell them at a later date.

Financial Products. Liberty Tax expends considerable effort to ensure that our franchisees are able to offer a complete range of tax settlement products to our customers, and to provide our customers choices in these products. We offer these products because we believe that a substantial portion of our prospective customers places significant value on the ability to monetize their expected income tax refund quicker than filing their tax return without utilizing the services of a paid tax preparer. We offer two types of tax settlement products: refund transfer products and refund-based loans:

•
Refund Transfer Products. We believe many of our customers do not have access to a traditional banking account, and therefore, do not have the ability to provide the IRS and other tax authorities an account for the direct deposit of their tax refunds. A refund transfer product involves one of our banking products establishing a new temporary bank account that can accept direct deposit of the customer's tax refund. The balance of the customer’s refund, after payment of tax preparation and other fees is delivered to the customer by paper check, prepaid card or a direct deposit into a customer’s existing bank account.

•
Refund-Based Loans. We partner with banks to offer a refund-based loan to customers ("Refund Advance"). Approved customers are not charged fees or interest for Refund Advances up to $1,500. There are no additional requirements for customers to receive a Refund Advance.

We believe our ability to offer refund transfers and refund-based loans will enable us to continue to meet our customer's needs. The number of customers in our U.S. offices receiving our refund transfer products was 46% for the 2019 and 2018 tax seasons and 48% in the 2017 tax season.

Seasonality. The tax return preparation business is highly seasonal, and Liberty Tax historically generates most of its revenues during the period from January 1st through April 30th. In the year ended April 30, 2019, 87% of Liberty Tax's revenues were earned from January to April. We generally operate at a loss during the period from May 1st through year-end, during which we incur costs associated with preparing for the upcoming tax season.

Financing. We use our available financing to fund operations between tax seasons and typically have minimal outstanding indebtedness, if any, at the end of April each year. At April 30, 2019, we had no outstanding balance under our revolving credit facility while we had an outstanding balance of $59.3 million at December 28, 2019. See “Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Overview of factors affecting our liquidity-Liberty Tax Credit Agreement.”

Competition. The paid tax preparation market is highly competitive. We compete with tens of thousands of paid tax return preparers, including H&R Block, Jackson Hewitt, regional and local tax return preparation companies, most of which are independent and some of which are franchised, regional and national accounting firms, financial service institutions that prepare tax returns as part of their businesses and online preparation services. Our ability to compete in the tax return preparation business depends on our product mix, price for services, customer service, the specific site locations of our offices, local economic conditions, quality of on-site office management, the ability to file tax returns electronically with the IRS and state tax authorities, and the availability of tax settlement products to offer to our customers.

We also compete for the sale of tax return preparation franchises with H&R Block, Jackson Hewitt, and other regional franchisors. In addition, we compete with franchisors of other high-margin services outside of the tax preparation industry that attract entrepreneurs seeking to become franchisees. Our ability to continue to sell franchises is dependent on our brand image, the products and services to be provided through our network, the relative costs of financing and start-up costs, our reputation for quality, and our marketing and advertising support.

Regulation. Liberty Tax and its franchisees must comply with laws and regulations relating to our businesses. Regulations and related regulatory matters specific to our tax businesses are:

•
Tax Return Preparation Regulation. Federal and state law set requirements and rules and regulations on tax preparers to, among other things, set forth their signatures and identification numbers on all tax returns prepared by them, retain for three years all tax returns prepared, and e-file rules and regulations. Tax preparers are also subject to accuracy-related penalties in connection with the preparation of tax returns and preparers may be enjoined from further acting as tax preparers if they continually or repeatedly engage in specified misconduct. The IRS and states conduct audit examinations of authorized e-file providers and tax return preparers, reviewing samples of prepared tax returns to ensure compliance with regulations in connection with tax return preparation activities. From time to time, certain of our franchisees and Company-owned offices are the subject of IRS and state audits to review their tax return preparation activities.

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

In December 2019, we entered into a global settlement with the DOJ that resolved their prior investigation of our policies, practices and procedures in connection with our tax return preparation activities. In connection with the settlement, we agreed to make a compliance payment to the IRS in the amount of $3.0 million to be paid in installments over four years, starting with an upfront payment of $1.0 million, followed by a $0.5 million payment on each anniversary thereafter.

•
Telephone Consumer Protection Act. Maintaining contact with customers is an essential component to retain tax customers from year-to-year. In addition, we utilize a variety of contact methods to solicit new franchisees. The Telephone Consumer Protection Act ("TCPA") imposes substantial restrictions on the manner in which persons may be contacted, by telephone calls or text, on mobile telephones. Violations of the TCPA may result in per-call and per-message penalties of $500 to $1,500, and frequently result in class-action litigation.

Buddy's Home Furnishings

Our Buddy's Home Furnishings segment ("Buddy's") is a specialty retailer of high quality, name brand consumer electronic, residential furniture, appliances and household accessories through rent-to-own agreements. The rental transaction allows our customers the opportunity to own high-quality products they need and want under flexible purchase agreements with no long-term obligations. Buddy’s has 289 locations in the United States and Guam, of which 200 locations are operated by franchisees. Buddy's is headquartered in Orlando, Florida.

The Franchise Business. Buddy’s sells start-up franchises, conversion franchises, area development and area representative agreements, master franchises (sub-franchising), and special class franchises pursuant to franchise agreements that provide for continuing fees of up to 6% of sales from the franchise stores. The term of the franchise agreement is generally ten-years with an automatic one-year renewal following the expiration of the initial period, unless terminated sooner by the parties. Under the terms of the franchise agreement, a franchisee is granted a territory for the retail business which operates under the Buddy’s Home Furnishings trademark. Through the retail business, the franchisee has the ability to offer for lease high-quality household goods with an option for ownership, along with ancillary customer services. Buddy’s franchisees are only permitted to offer Buddy’s-approved products and services which means the range, types and brands of household goods, consumer electronics, and consumer financial services are approved by Buddy’s. The franchise agreement imposes various obligations on the franchisee, including complying with system standards and service requirements.

Developer Area. Our franchise model under the Buddy’s segment also offers multi-unit developer (“Developer”) agreements which allows the Developer to open a certain number of Buddy’s stores within a designated geographic territory with a specified development schedule. Each store operates under the terms of a separate franchise agreement. The Developer pays a fee to us equal to 100% of the franchise fee due for the first store that the Developer agrees to develop under the initial franchise agreement and 40% of the franchise fee due for each additional store.

The Market and Competition. According to Fair Isaac Corporation ("FICO"), 33% of Americans had a FICO score below 670 in the second quarter of 2019. These consumers are in the "subprime" category and describe credit applicants who are likelier than most to have difficulty repaying their debts. In 2019, 50% of U.S. household income was less than $64,000 and these households may lack access to traditional credit. The rent-to-own industry provides customers the opportunity to obtain merchandise they might otherwise be unable to obtain due to insufficient cash resources or a lack of access to credit.

Our stores compete with other national, regional and local rent-to-own businesses, including online only competitors, as well as with rental stores that do not offer their customers a purchase option. With respect to customers desiring to purchase merchandise for cash or on credit, we also compete with retail stores, online competitors and non-traditional lenders. Competition is based primarily on convenience, store location, product selection and availability, customer service, rental rates and terms.

Sears Outlet

Our Sears Outlet segment ("Outlet") provides in-store and online access to purchase new, one-of-a-kind, out-of-box, discontinued, obsolete, used, reconditioned, overstocked and scratched and dented products, collectively "outlet-value products" across a broad assortment of merchandise categories, including home appliances, mattresses, furniture and lawn and garden equipment at value-oriented prices. Outlet serves as a liquidation channel for major appliance vendors. Outlet operates specialty distribution centers that test every product before it is offered for sale to customers. Customers typically are covered by the original manufacturer's warranty and are offered the opportunity to purchase a full suite of extended-service plans and services. Additionally, Outlet provides customers with multiple payment options providing access to high-quality, brand name products that may otherwise remain aspirational. Over 80% of Outlet's revenue is from the sale of home appliances. Outlet stores are located in 33 states and Puerto Rico and is headquartered in Hoffman Estates, Illinois.

Competition. Outlet and SearsOutlet.com operate in the outlet-value retail industry. and primarily compete with big box retailers and locally owned appliance retailers that sell new-in-box and liquidations of their out-of-box or as-is appliances. There are no national retailers that compete with Outlet with respect to as-is appliances, which represent over 60% of the Outlet segment's sales. We face additional competition from other discount retailers in the furniture and mattress markets.

We believe that the key differentiating factor between competitors operating in the outlet-value retail industry is providing a wide range of brand-name products, including Kenmore, Whirlpool, GE, LG, Maytag and Samsung products, at prices that are significantly lower than list prices. Other factors include product assortment and quality, service and convenience, brand recognition, existence of loyalty programs, online and multichannel capabilities, and availability of retail-related services such as access to credit and product delivery.

Ownership Model. As of December 28, 2019, there were 127 Outlet stores of which eight were operated by independent franchisees. Under our primary franchise model, the franchisee operates the store and is responsible for its operating costs, including payroll and leasing costs. We provide inventory to the franchisee on a consignment basis, and the franchisee earns variable commissions on sales of merchandise, extended-service plans, and other services. We also provide brand and marketing services to the franchisee. In certain cases, we remain responsible for lease costs in the case of a default by the franchisee until the expiration of the lease, at which time our franchisee may be required to negotiate a new lease to which we will not be a party. The franchise relationship is governed by a franchise agreement with each franchisee that generally has a ten-year term and includes the franchisee's right to extend the term for an additional five years subject to the franchisee's satisfaction of renewal conditions that are specified in the franchise agreement. The franchise agreement also currently obligates the franchisee to pay to us specified fees, including an initial franchise fee, training fees, transfer fees, and successor franchise fees.

Vitamin Shoppe

Our Vitamin Shoppe segment ("Vitamin Shoppe") is an omni-channel specialty retailer of vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products. We market approximately 700 nationally recognized brands as well as our own brands, which include The Vitamin Shoppe®, BodyTech®, True Athlete®, plnt®, ProBioCare®, Fitfactor Weight Management System® and Vthrive The Vitamin Shoppe®. We believe we offer one of the largest varieties of products among vitamin, mineral and supplement ("VMS") retailers and we continue to refine our assortment with approximately 6,800 stock keeping units ("SKUs") offered in our typical store and approximately 7,200 additional SKUs available through e-commerce. Our broad product offering enables us to provide our customers with a depth of selection of products that may not be readily available at other specialty retailers or mass merchants, such as discount stores, supermarkets, drug stores and wholesale clubs. We believe our product offering and emphasis on product knowledge and customer service helps us meet the needs of our target customer and serves as a foundation for enhancing strong customer loyalty. We continue to focus on improving the customer experience through the roll-out of initiatives including increasing customer engagement and personalization, redesigning the omni-channel experience (including in stores as well as through the internet and mobile devices), growing our private brands and improving the effectiveness of pricing and promotions. As part of this strategy, we have developed several initiatives, including an emphasis on the development and deployment of our customer facing digital platforms to enhance the customer's omni-channel experience. At December 28, 2019, Vitamin Shoppe operated 744 stores in the U.S. Vitamin Shoppe consists of our “operations” under the “The Vitamin Shoppe” brand and is headquartered in Secaucus, New Jersey.

Competition. The U.S. nutritional supplements retail industry is highly competitive and fragmented. Competition is based primarily on quality, product assortment, price, customer service, convenience, marketing support and availability of new products. We compete with publicly and privately-owned companies with broad geographical market coverage and product categories. We compete with other specialty and mass-market retailers in addition to a variety of independent health and vitamin stores and e-commerce outlets.

Regulatory and Quality Control. The Food and Drug Administration (“FDA”) is the regulatory authority charged with overseeing the products we offer and the Federal Trade Commission (“FTC”) regulates the advertising of those products. Our Scientific and Regulatory Affairs (“S&RA”) and Legal departments review all aspects of our FDA and FTC regulatory processes, ensuring compliance with regulations. We have established processes to review the underlying safety and efficacy of our branded products, including The Vitamin Shoppe®, BodyTech®, True Athlete®, plnt®, ProBioCare®, Fitfactor Weight Management System® and Vthrive The Vitamin Shoppe®. These processes include review of the ingredients’ safety information, product formulation, product form, product labeling, the efficacy and claim support for the product and any marketing materials. All consumer communications that deal with product and health issues must be approved by our S&RA department prior to being disseminated to the public. We have standard procedures whereby all potential Vitamin Shoppe contract manufacturers are reviewed and approved before they can supply any of our branded products. In addition, all potential new products are evaluated and approved prior to being accepted into our branded product lines.

Our relationships with manufacturers require that all of our branded products not be adulterated or misbranded under any provisions of the Federal Food, Drug, and Cosmetic Act (“FDCA”) and the regulations promulgated thereunder. This includes, but is not limited to, compliance with applicable current Good Manufacturing Practices (“cGMP”). This means that ingredients in our products must be tested for identity, purity, quality, strength, and composition before being incorporated into our branded products. All of these products require a certificate of analysis. We have established a standard quality control operating procedure that calls for on-site audits of our contract manufacturers’ facilities and processes and have established an internal team that will audit each of these facilities and work with our contract manufacturers to resolve any noncompliance with dietary supplement cGMP regulations. We require that our manufacturers have certificates of analysis (such as for microbial testing and label testing). Third-party vendors, are also subject to a standard review, must comply with our vendor purchase agreement, including guaranteeing that all third-party products are lawful and manufactured in compliance with applicable cGMPs, and are required to carry adequate insurance policies to satisfy our standards. Each new product proposed to be carried by us is reviewed by our S&RA department which rejects those products that it believes may present undue risk to our customers or be unsafe.

Trade Names and Other Intellectual Property

We regard our intellectual property as critical to our success and we rely on trademark, copyright, and trade secret laws in the United States to protect our proprietary rights. We pursue the protection of our service mark and trademarks by applying to register key trademarks in the United States. The initial duration of federal trademark registrations is ten years. Most registrations can be renewed perpetually at 10-year intervals. In addition, we seek to protect our proprietary rights through the use of confidentiality agreements with employees, consultants, vendors, advisors, and others. We are the owners of several federal service mark registrations including the Lady Liberty logo, "Liberty Tax," "Liberty Tax Service," "Liberty Income Tax," "Liberty Canada," "The Vitamin Shoppe," "BodyTech," "True Athlete," "plnt," "ProBioCare," Fitfactor Weight Management System® and Vthrive The Vitamin Shoppe®.

Employees

As of December 28, 2019, we employed 5,187 full-time and 2,851 part-time employees. Part-time employees work an average of fewer than 30 hours per work. The number of part-time employees fluctuates based on seasonal needs. We consider our relationships with our employees to be good, and we have not experienced significant interruptions of operations due to labor disagreements.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed with or furnished to the SEC are available, free of charge, through our website at www.franchisegrp.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. The SEC maintains a website at www.sec.gov containing reports, proxy and information statements and other information regarding issuers who file electronically with the SEC.

Item 1A.    Risk Factors.

In addition to the other information contained in this Transition Report on Form 10-K/T, the following risk factors should be considered carefully in evaluating our business. If any of the risks or uncertainties described below were to occur, our business, financial condition, and results of operations may be materially and adversely affected. Additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations. When considering any investment in our securities, investors should consider the following risk factors, as well as the information contained under the caption “Special Note Regarding Forward-Looking Statements,” in analyzing our present and future business performance.

Risks Related to Our Business

The integration of Buddy’s, Sears Outlet, Vitamin Shoppe and American Freight may present challenges that could result in the combined business not operating as effectively as expected or in the failure to achieve some or all of the anticipated benefits of the Buddy’s Acquisition, the Sears Outlet Acquisition, the Vitamin Shoppe Acquisition or the American Freight Acquisition (collectively, the “Acquisitions”).

The benefits expected to result from the Acquisitions will depend in part on whether we can effectively integrate the operations of Buddy’s, Sears Outlet, Vitamin Shoppe and American Freight in a timely and efficient manner. While these businesses are distinct and separate from our existing business, we plan to integrate certain aspects of the organizations, procedures and operations of the businesses. The integration of the businesses may be time-consuming, and the management of the companies will have to dedicate time and resources to it. These efforts could divert management’s focus and resources from other strategic opportunities and from day-to-day operational matters during the integration process. Failure to successfully integrate the operations of Buddy’s, Sears Outlet, Vitamin Shoppe or American Freight into our operations could result in the failure to achieve some of the anticipated benefits from the Acquisitions, and could have an adverse effect on our business, results of operations, financial condition or prospects after the Acquisitions.

We have incurred significant transaction and acquisition-related costs and expect to incur integration-related costs in connection with the Acquisitions.

We have incurred a number of non-recurring costs associated with the Acquisitions and will incur integration-related costs in combining areas of the companies. The substantial majority of non-recurring expenses were comprised of transaction costs related to the Acquisitions. We also expect to incur transaction fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the integration of the two companies’ businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.

Our indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our debt agreements.

Following the Acquisitions, we have substantially increased our indebtedness, which could adversely affect our ability to fulfill our obligations and have a negative impact on our financing options and liquidity position. Upon completion of the Acquisitions at December 28, 2019, we have indebtedness of approximately $461.8 million and availability under our Revolving Credit Facilities of approximately $95.7 million, less amounts outstanding for letters of credit.

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

We may not be able to generate sufficient cash to service our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

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

If we cannot make scheduled payments on our debt, we will be in default and, as a result, lenders under our existing and future indebtedness could declare all outstanding principal and interest to be due and payable, the lenders under the credit facilities could terminate their commitments to loan money, our secured lenders could foreclose against the assets securing such borrowings and we could be forced into bankruptcy or liquidation, in each case, which could result in our stockholders losing their investments.

Despite current and anticipated indebtedness levels, we may still be able to incur substantially more debt.

If we were to incur substantial additional indebtedness in the future, it could further exacerbate the risks described above. Although the agreements that govern the indebtedness incurred or assumed in connection with the Acquisitions restrict the incurrence of additional indebtedness, these restrictions are and will be subject to a number of qualifications and exceptions and any additional indebtedness incurred in compliance with these restrictions could be substantial. If new debt is added to our current debt levels, the related risks that we now face could intensify.

The term of the agreements governing our indebtedness may restrict our current and future operations, particularly our ability to respond to change or to pursue our business strategies, and could adversely affect our capital resources, financial condition and liquidity.

The agreements that govern the indebtedness contain a number of restrictive covenants that impose significant operating and financial restrictions on us and limit our ability to engage in acts that may be in our long-term best interests, including, among other things, restrictions on our ability to:

•	incur, assume or guarantee additional indebtedness;

•	declare or pay dividends or make other distributions with respect to, or purchase or otherwise acquire or retire for value, equity interests;

•	make any principal payment on, or redeem or repurchase, subordinated debt;

•	make loans, advances or other investments;

•	incur liens;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries;

•	enter into sale and lease-back transactions; or

•	consolidate or merge with or into, or sell all or substantially all of our assets to, another person; and enter into transactions with affiliates.

In addition, certain of these agreements require us to comply with certain financial maintenance covenants. Our ability to satisfy these financial maintenance covenants may be affected by events beyond our control, and we cannot assure you that we will satisfy them. A breach of the covenants under these agreements could result in the event of default under the applicable indebtedness, which, if not cured or waived, could result in us having to repay our borrowings before their due dates. Such default may allow the debt holders to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. If we are forced to refinance these borrowings on less favorable terms or if we experience difficulty in refinancing them prior to maturity, our results of operations or financial condition could be materially affected. In addition, an event of default under our credit facilities may permit the lenders under our credit facilities to terminate all commitments to extend further credit under such credit facilities. Furthermore, if we are unable to repay the amounts due and payable under our credit facilities, lenders under such facilities may be able to proceed against the collateral granted to them to secure that indebtedness.

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

We may borrow amounts under our credit facility that bear interest at rates that vary with prevailing market interest rates. Accordingly, if we do not adequately hedge our interest rate risk, a rise in market interest rates will adversely affect our financial results. In addition, our credit facility utilizes the London Interbank Offered Rate (“LIBOR”) or various alternative methods to calculate the amount of accrued interest on any borrowings. Regulators in certain jurisdictions including the United Kingdom and the United States have announced the desire to phase out the use of LIBOR by the end of 2021. The transition from LIBOR to a new replacement benchmark is uncertain at this time and the consequences of such developments cannot be entirely predicted but could result in an increase in the cost of our borrowings under our existing credit facility and any future borrowings.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

On November 14, 2019, in connection with the completion of our previously announced tender offer in which certain of our large stockholders agreed not to tender their shares, we experienced an ownership change as defined in Section 382 of the Internal Revenue Code, as amended. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% stockholders” that exceeds 50 percentage points over a rolling three-year period. As a result, we are subject to an annual limitation on the use of our loss carryforwards which existed on November 14, 2019. The limitation on our ability to use our loss carryforwards, in conjunction with the loss carryforward expiration provisions, could reduce our ability to use a portion of our loss carryforwards to offset future taxable income, which could result in us being required to make material cash tax payments. Our ability to make such income tax payments, if any, will depend at such time on our liquidity or our ability to raise additional capital.

If we were to experience additional ownership changes in the future (as a result of purchases and sales of stock by our 5% stockholders, new issuances or redemptions of our stock, certain acquisitions of our stock and issuances, redemptions, sales or other dispositions or acquisitions of interests in our 5% stockholders), our ability to use our loss carryforwards could become subject to further limitations. Any such limitations on the ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition and operating results.

Following the Acquisitions, certain stockholders have a substantial ownership stake, and their interests could conflict with the interests of our other stockholders.

As of April 10, 2020, Vintage Capital Management, LLC (“Vintage”) and B. Riley Financial, Inc. (“B. Riley”) and certain of its affiliates (collectively, the “Principal Stockholders”) currently own shares of our common stock representing approximately 45.4% and 13.2%, respectively, of our outstanding common stock. As a result of substantial ownership of our stock, along with their or their affiliates’ participation on the Board, the Principal Stockholders currently have the ability to influence certain actions requiring stockholder approval, including increasing or decreasing the authorized share capital, the election of directors, declaration of dividends, the appointment of management, and other policy decisions. The interests of the Principal Stockholders may be different from the interests of our other stockholders. While any future transaction with the Principal Stockholders or other significant stockholders could benefit us, the interests of the Principal Stockholders could at times conflict with the interests of other stockholders. Conflicts of interest may also arise between us and the Principal Stockholders or their affiliates, which may result in the conclusion of transactions on terms not determined by market forces. Any such conflicts of interest could adversely affect our business, financial condition and results of operations, and the trading price of our common stock. Moreover, the concentration of ownership may delay, deter or prevent acts that would be favored by other stockholders or deprive our stockholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of us. Similarly, this concentration of stock ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning equity in a company with concentrated ownership.

Recent turnover in our senior management and our ability to attract and retain capable middle management could have a material adverse effect on our business.

In October 2019, the Board of Directors appointed Brian R. Kahn as our President and Chief Executive Officer. Mr. Kahn replaced Mr. M. Brent Turner who had been serving as the Interim President and Chief Executive Officer following the resignation of Nicole Ossenfort in June 2019. Ms. Ossenfort had served as Chief Executive Officer since February 2018, when the Board of Directors appointed her to replace Edward Brunot. Mr. Brunot succeeded our founder and former President and Chief Executive Officer, John T. Hewitt, when Mr. Hewitt was terminated by our Board of Directors in September 2017. In addition, we have experienced a significant amount of turnover in senior management since September 2017. Since that time, we made several significant hires; however, this turnover in senior management could cause operational disruptions and create uncertainty for management, employees, franchisees, customers and stockholders.

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

There have been significant changes to our Board of Directors since September 2017, as previously reported in our periodic filings. In May 2018, four Class A directors - G. William Minner, Jr., Thomas Herskovits, Patrick A. Cozza and Lawrence Miller - were elected by our Class A stockholders to the Board of Directors. As a result of these changes, the Board of Directors appointed new independent members to its Nominating & Corporate Governance Committee.

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

Because of the significant changes to our business initiatives and strategies during this past year, including the Acquisitions, we may not achieve the same level of growth in revenues and profits as we had in prior years.

Our future viability, profitability, and growth will depend upon our ability to successfully operate and continue to expand our operations in the United States and abroad. Our ability to continue to grow our business will be subject to a number of risks and uncertainties and will depend in large part on:

•	adding new customers and retaining existing customers;

•	innovating new products and services to meet the needs of our customers;

•	finding new opportunities in our existing and new markets;

•	remaining competitive in the tax return preparation, special retailing, consumable durable goods and retail industries;

•	our ability to offer directly and to facilitate through others the sale of tax settlement products;

•	attracting and retaining capable franchisees and ADs;

•	effectively managing the seasonality of the business, in particular the Liberty Tax segment;

•	maintaining a reputation for quality tax preparation services sufficient to attract and retain customers, franchisees and independent tax preparers;

•	delivering on our products and services in sufficient volumes and in a timely manner;

•	hiring, training, and retaining skilled managers and employees; and

•	expanding and improving the efficiency of our operations and systems.

There can be no assurance that any of our efforts will prove successful or that we will continue to achieve growth in revenues and profits.

We may seek to continue to expand through acquisitions of and investments in other businesses. These acquisition activities may be unsuccessful or divert management’s attention.

We may consider strategic and complementary acquisitions of and investments in other franchise-centric businesses. Furthermore, we may pursue these opportunities in alliance with existing or prospective owners of managed or franchised businesses or business which can be franchised. In pursuing these opportunities, we will likely be competing with third parties that may have substantially greater financial resources than us. Acquisitions or investments in brands, businesses, properties or assets, as well as third-party alliances are subject to risks that could affect our business, including risks related to:

•	issuing shares of stock that could dilute the interests of our existing stockholders;

•	spending cash and incurring debt;

•	assuming contingent liabilities; or

•	creating additional expenses.

We may not be able to identify opportunities or complete transactions on commercially reasonable terms or at all or we may not actually realize any anticipated benefits from such acquisitions or investments. Similarly, we may not be able to obtain financing for acquisitions or investments on attractive terms or at all, or the ability to obtain financing may be restricted by the terms of our indebtedness. In addition, the success of any acquisition or investment also will depend, in part, on our ability to integrate the acquisition or investment with our existing operations. Finally, any potential acquisitions or investments could demand significant attention from management that would otherwise be available for business operations, which could harm our business.

We may seek to sell one of our business segments which may adversely affect our results of operations, personnel, reputation and financial position.

As a company that manages a portfolio of retail and franchised brands, we continue to evaluate opportunities to restructure our business in an effort to optimize shareholder value, which could potentially include the divestiture of certain business segments. Divestitures involve numerous risks, such as: (i) the acceptance of a less than favorable sales price, (ii) the potential loss of key employees, (iii) adverse reactions by customers, suppliers, or parties transacting business with the divested business segment or us, (iv) potential litigation or any administrative proceedings arising from the divestiture, (v) negative impacts on stock analyst ratings, and (vi) our inability to retain certain intellectual property rights. Such divestitures could result in significant costs to us which could adversely affect our financial condition and results of operations. We cannot provide assurance that such a sale of a business segment will be successful or will not harm our business, results of operations, financial condition, or stock price.

We operate in highly competitive industries and our revenues or profits could be harmed if we are unable to compete effectively.

The retail, tax preparation and rent-to-own industries in which we operate are subject to intense competition. Our principal competitors are other similar operators with well-established and recognized brands. We also compete against smaller retailers and “mom and pop” operations. If we are unable to compete successfully, our revenues or profits may decline. Certain of our competitors may have significantly greater financial, technical and marketing resources than we do, and may be able to adapt to changes in consumer preferences more quickly, devote greater resources to the marketing and sale of their products or services, or generate greater brand recognition. In addition, our competitors may be more effective and efficient in introducing new products and services. Furthermore, if we fail to meet supply and demand or fail to provide our customers with an attractive omni-channel experience, our business and results of operations could be materially and adversely affected.

Our failure to protect our intellectual property rights may harm our competitive position, and litigation to protect our intellectual property rights or defend against third-party allegations of infringement may be costly.

We regard our intellectual property as critical to the success of our business. Third parties may infringe or misappropriate our brand names, trademarks or other intellectual property rights, which could have a material adverse effect on our business, financial condition, or operating results. The actions we take to protect our trademarks and other proprietary rights may not be adequate. Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets, or determine the validity and scope of the proprietary rights of others. There are no assurances that we will be able to prevent infringement of our intellectual property rights or misappropriation of our proprietary information. Any infringement or misappropriation could harm any competitive advantage we currently derive or may derive from our proprietary rights. In addition, third parties may assert infringement claims against us. Any claims and any resulting litigation could subject us to significant liability for damages. An adverse determination in any litigation of this type could require us to design around a third-party's patent or to license alternative technology from another party. Litigation is time-consuming and expensive to defend and could result in the diversion of our time and resources. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims.

Our business relies on technology systems and electronic communications, which, if disrupted, could materially affect our business.

We depend heavily upon our information technology systems in the conduct of our business. We develop, own and license or otherwise contract for sophisticated technology systems and services. If we experience significant disruptions to our systems, we could experience a loss of business, which could have a material adverse effect on our business, financial condition, and results of operations. Any data breach or severe disruption of our network or electronic communications could have a material adverse effect on our business, financial condition, and results of operations.

We rely on certain software vendors to maintain and periodically upgrade many of these systems so that they can continue to support our business. The software programs supporting many of our systems were licensed to us by independent software developers. The inability of these developers or us to continue to maintain and upgrade these information systems and software programs would disrupt or reduce the efficiency of our operations if we were unable to convert to alternate systems in an efficient and timely manner.

If we are unable to secure our customers’ personal and confidential information, or other private data relating to our associates, suppliers or our business, we could be subject to negative publicity, costly government enforcement actions or private litigation and increased costs, which could damage our business reputation and adversely affect our results of operations or business.

Many of our information technology systems, such as those we use for our point-of-sale, tax preparation software, web and mobile platforms, including online and mobile payment systems, and for administrative functions, including human resources, payroll, accounting, and internal and external communications, contain personal, financial or other information that is entrusted to us by our customers and associates. Many of our information technology systems also contain proprietary and other confidential information related to our business and suppliers.

We have procedures and technology in place to safeguard our customers’ personal information, our associates’ private data, suppliers’ data, and our business records and intellectual property and other sensitive information. Despite these measures, cyber-attacks are rapidly evolving and becoming increasingly sophisticated and difficult to detect and we may be vulnerable to, and unable to anticipate, detect and appropriately respond to, data security breaches and data loss, including cyber-security attacks. If we or any third-party systems we use experience a data security breach, we could be exposed to negative publicity, government enforcement actions and private litigation. In addition, our reputation within the business community and with our customers may be affected, which could result in our customers discontinuing the use of debit or credit cards in our stores or not shopping in our stores or using our services altogether.

Moreover, significant capital investments and other expenditures could also be required to remedy cybersecurity problems and prevent future security breaches, including costs associated with additional security technologies, personnel and experts for those whose data has been breached. These costs, which could be material, could adversely impact our results of operations in the period in which they are incurred and may not meaningfully limit the success of future attempts to breach our information technology systems.

If we and our franchisees are unable to attract and retain qualified employees, our financial performance could be materially adversely affected.

Both we and our franchisees depend on the ability to find, hire and retain full-time, part-time and seasonal employees. We require seasonal employees in order to staff certain of our franchises, customer call centers and Company-owned offices, and our franchisees require employees to staff their offices. Our and our franchisees ability to meet find and retain employees is subject to many external factors, including competition for qualified personnel, unemployment levels in each of the markets in which we have offices, prevailing wage rates, minimum wage laws, and workplace regulation. If we and our franchisees are not able to hire a sufficient supply of employees, or if we are not able to secure employees with the skills we require, there could be a material adverse effect on our business, financial condition and results of operations.

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

In recent years, the credit markets experienced unprecedented volatility and disruption, causing many lenders and institutional investors to cease providing funding to even the most creditworthy borrowers or to other financial institutions. If additional credit market volatility prevents our financial partners from providing tax settlement products to our customers, limits the products offered, or results in us having to incur further financial obligations to support our financial partners, our revenues or profitability could decline. The cost and availability of funds have also adversely impacted our franchisees' ability to grow and operate their businesses, which could cause our revenues or profitability to decline. In addition, future disruptions in the credit markets could adversely affect our ability to sell territories to new or existing franchisees, causing our revenues or profitability to decline.

We have significant lease obligations, which may require us to continue paying rent for store locations that we no longer operate.

We have Company-owned operations of which the majority are operated in leased locations, specifically in our Vitamin Shoppe segment. We are subject to risks associated with our current and future real estate leases. Our costs could increase because of changes in the real estate markets and supply or demand for real estate sites. We generally cannot cancel our leases, so if we decide to close or relocate a location, we may nonetheless be committed to perform our obligations under the applicable lease including paying the base rent for the remaining lease term. As each lease expires, we may fail to negotiate renewals, either on commercially acceptable terms or any terms at all and may not be able to find replacement locations that will provide for the same success as current store locations.

As a public company, we are subject to reporting and other compliance requirements, which may result in increased costs and focus of our management's attention.

As a company with public equity, we incur significant legal, accounting, and other expenses. In addition, the Sarbanes-Oxley Act, as well as related rules implemented by the SEC and Nasdaq impose various requirements on companies with public equity. As a public company, we are required to:

•	prepare and distribute periodic public reports and other stockholder communications in compliance with our obligations under the federal securities laws and Nasdaq listing rules,

•	create or expand the roles and duties of our Board of Directors and committees of the Board of Directors,

•	institute more comprehensive financial reporting and disclosure compliance functions,

•	supplement our internal accounting and auditing function,

•	enhance and formalize closing procedures at the end of our accounting periods,

•	enhance our investor relations function,

•	establish new or enhanced internal policies, including those relating to disclosure controls and procedures, and

•	involve and retain to a greater degree outside counsel and accountants in the activities listed above.

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

Our failure to achieve and maintain effective internal controls could have a material adverse effect on our business and stock price.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our brands and operating results could be harmed. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. While we continue to evaluate and improve our internal controls, we cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

During the Transition Period, we identified a material weakness in our internal control over financial reporting related to control activities, information and communication and monitoring controls that were not effective. For more information regarding this matter, please refer to Item 9A. Controls and Procedures. However, we concluded that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements included in this Transition Report on Form 10-K/T fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America. We are working to ensure that all designed monitoring activities are executed appropriately during the fiscal year ending December 26, 2020. While we believe that such activities will allow us to select, develop, and perform ongoing and or separate evaluations to ascertain whether our components of internal control are present and functioning, we cannot provide assurance that remediation efforts will be sufficient to identify or prevent future material weaknesses, and the enhanced controls and procedures could require increased management time and attention and resources.

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

The novel strain of coronavirus (COVID-19) could have an adverse impact on our business and financial results.

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally, including in the United States. In March 2020, the World Health Organization declared the coronavirus as a global pandemic. In an effort to mitigate the continued spread of the virus, federal, state and local governments, as well as certain private entities have mandated various restrictions, including travel restrictions, restrictions on public gatherings, closing of nonessential businesses and quarantining of people who may have been exposed to the coronavirus. As a result of these restrictions, together with a general fear of the impact on the global economy and financial markets, there is significant uncertainty surrounding the potential impact on our business. While too early to quantify, we have recently experienced a negative impact on our sales. The coronavirus could continue to negatively impact our business and financial results by continuing to weaken demand for our products, our ability and our franchisees’ ability to operate store locations or by disrupting our supply chain. As events are rapidly changing, we are unable to accurately predict the impact that the coronavirus will have on our results of operations due to uncertainties including, but not limited to, the duration of quarantines and other travel restrictions within China, the United States and other affected countries, the ultimate geographical spread of the virus, the severity of the disease, the duration of the outbreak and the public’s response to the outbreak.

Risks Related to Our Segments

The Liberty Tax segment's tax return preparation compliance program may not be successful in detecting all problems in our franchisee network, and franchisee non-compliance, fraud and other misconduct and related enforcement action may damage our reputation and adversely affect our business.

Although the Liberty Tax segment's tax return preparation compliance program seeks to monitor the activities of our franchisees, it is unlikely to detect every problem. While we have implemented a variety of measures to enhance tax return preparation compliance as well as our monitoring of these activities, there can be no assurance that franchisees and tax preparers will follow these procedures. From time to time, the federal and/or state authorities may take adverse action against franchisees or preparers related to tax compliance issues, seeking injunctions, damages or even criminal sanctions with respect to such behavior. Failure to detect and prevent tax return preparation compliance issues could expose us to the risk of government investigation or litigation, result in bad publicity and reputational harm, and could subject us to remedies and loss of customers that could cause our revenues or profitability to decline. See “-Risks Related to Our Business-If we fail to protect or fail to comply with laws and regulations related to our customers' personal information, we may face significant fines, penalties, or damages and our brands and reputation may be harmed.”

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

We have continued to enhance our Compliance Department which is tasked with examining and preventing non-compliance, fraud and other misconduct among our franchisees and their employees and is required to fully and cooperate with the independent monitor to ensure we meet the terms of the Settlement. Nonetheless, there can be no assurance that our Compliance Department, the tax return preparation compliance program, or other efforts will be effective in eliminating non-compliance, fraud and other misconduct among our franchisees and/or employees. Accordingly, any such non-compliance, fraud or other misconduct may have a material adverse effect on our reputation, financial conditions, results of operations and may be deemed a breach of the terms of the Settlement.

If our financial product service providers become unable or unwilling to enable our Liberty Tax segment to offer refund transfer products, we may be unable to offer tax settlement products to our customers.

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

Unfavorable publicity or consumer perception of our Vitamin Shoppe segment’s products and any similar products distributed by other companies could have a material adverse effect on our reputation, which could result in decreased sales and significant fluctuations in our business, financial condition and results of operations.

We depend significantly on consumer perception regarding the safety and quality of our Vitamin Shoppe segment’s products, as well as similar products distributed by other companies. Consumer perception of products can be significantly influenced by adverse publicity in the form of published scientific research, national media attention or other publicity, whether or not accurate, that associates consumption of our Vitamin Shoppe segment’s products or any other similar products with illness or other adverse effects, or questions the benefits of our or similar products or that claims that any such products are ineffective. A new product may initially be received favorably, resulting in high sales of that product, but that sales level may not be sustainable as consumer preferences change. Future scientific research or publicity could be unfavorable to our Vitamin Shoppe segment’s industry or any of its particular products and may not be consistent with earlier favorable research or publicity. Unfavorable research or publicity could have a material adverse effect on our ability to generate sales within our Vitamin Shoppe segment.

Disruptions at our Vitamin Shoppe segment’s contract manufacturers’ manufacturing facilities or loss of their manufacturing certifications could materially and adversely affect our business, financial condition, results of operations and customer relationships.

Any significant disruption in our Vitamin Shoppe segment’s contract manufacturers’ manufacturing facilities for any reason, including regulatory requirements, an FDA determination that the facility is not in compliance with the cGMP regulations, the loss of certifications, power interruptions, destruction of or damage to facilities, terrorist attacks, civil unrest, war or the perceived threat thereof, fires, hurricanes and other natural disasters could disrupt our contract manufacturers’ ability to manufacture products for our Vitamin Shoppe segment. Any such disruption could have a material adverse effect on our business. While we do not believe it would be difficult to source our Vitamin Shoppe segment’s products from other contract manufacturers, a transition period would be required in order to source its branded products from other contract manufacturers.

Increases in the price or shortages of supply of key raw materials used in connection with our Vitamin Shoppe segment’s products could have a material adverse effect on our business.

Our Vitamin Shoppe segment’s products are composed of certain key raw materials. If the prices of these raw materials were to increase significantly, it could result in a significant increase to us in the prices charged to us for our own Vitamin Shoppe branded products and third-party products. Raw material prices may increase in the future and we may not be able to pass on those increases to customers who purchase our products. A significant increase in the price of raw materials that cannot be passed on to customers could have a material adverse effect on our business.

Our Vitamin Shoppe segment currently relies primarily on two warehouse and distribution facilities to distribute most of the products it sells. Disruptions to these warehouse and distribution facilities could adversely affect our business.

Our Vitamin Shoppe segment’s primary warehouse and distribution operations are currently concentrated in two locations; in Ashland, Virginia and Avondale, Arizona. Any significant disruption to these two primary distribution centers operations for any reason, such as a flood, fire or hurricane, could adversely affect our Vitamin Shoppe segment’s product distributions and sales until we are able to secure an alternative distribution method. Unexpected delays in deliveries or increases in transportation costs (including through increased fuel costs) could significantly decrease our sales and operating results. In addition, labor shortages in the transportation industry or long-term disruptions to the national and international transportation infrastructure that lead to delays or interruptions of deliveries could negatively affect our business.

If we fail to protect our Vitamin Shoppe brand names, competitors may adopt tradenames that dilute the value of these brand names.

We may be unable or unwilling to strictly enforce our Vitamin Shoppe tradenames, trademark or service mark in each jurisdiction in which we do business. In addition, because of the differences in foreign trademark laws concerning proprietary rights, our Vitamin Shoppe trademarks may not receive the same degree of protection in foreign countries as they do in the U.S. Also, we may not always be able to successfully enforce our Vitamin Shoppe trademarks, trademark or service mark against competitors or against challenges by others and the costs required to protect our Vitamin Shoppe tradenames, trademark or service mark can be substantial. Our failure to successfully protect our Vitamin Shoppe trademarks could diminish the value and efficacy of our past and future marketing efforts, and could cause customer confusion, which could, in turn, materially and adversely affect our sales and profitability.

We may experience product recalls, withdrawals or seizures, which could materially and adversely affect our business.

We may be subject to product recalls, withdrawals or seizures if any of the products we sell are believed to cause injury or illness or if we are alleged to have violated governmental regulations in the manufacturing, labeling, promotion, sale or distribution of those products. A significant recall, withdrawal or seizure of any of the products we manufacture or sell may require significant management attention, which would likely result in substantial and unexpected costs and may materially and adversely affect our business. Furthermore, a recall, withdrawal or seizure of any of our products may adversely affect consumer confidence in our brands and thus decrease consumer demand for our products. In some cases, we rely on our contract manufacturers and suppliers to ensure that the products they manufacture and sell to us comply with all applicable regulatory and legislative requirements. In general, we seek representations and warranties, indemnification and/or insurance from our contract manufacturers and suppliers. However, even with adequate insurance and indemnification, any claims of non-compliance could significantly damage our reputation and consumer confidence in our products. In addition, the failure of those products to comply with applicable regulatory and legislative requirements could prevent us from marketing the products or require us to recall or remove such products from the market, which in certain cases could materially and adversely affect our business, financial condition and results of operations.

The success of our Buddy’s, Sears Outlet and Vitamin Shoppe segments is dependent on factors affecting consumer spending that are not under our control.

Consumer spending is affected by general economic conditions and other factors including levels of employment, disposable consumer income, prevailing interest rates, consumer debt and availability of credit, costs of fuel, inflation, recession and fears of recession, war and fears of war, pandemics (such as the recent coronavirus (COVID-19) pandemic), inclement weather, tariff policies, tax rates and rate increases, timing of receipt of tax refunds, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security. Unfavorable changes in factors affecting discretionary spending could reduce demand for our products and services resulting in lower revenue and negatively impacting our business and financial results.

If our Buddy’s, Sears Outlet and Vitamin Shoppe segments are unable to compete effectively with the growing e-commerce sector, our business and results of operations may be materially adversely affected.

With the continued expansion of Internet use, as well as mobile computing devices and smartphones, competition from the e-commerce sector continues to grow. There can be no assurance we will be able to grow our e-commerce operations in a profitable manner. Certain of our competitors, and a number of e-commerce retailers, have established e-commerce operations against which we compete for customers. It is possible that the increasing competition from the e-commerce sector may reduce our market share, gross and operating margins, and may materially adversely affect our business and results of operations in other ways.

If our Buddy’s, Sears Outlet and Vitamin Shoppe segments do not successfully manage their inventory levels, our operating results will be adversely affected.

We must maintain sufficient inventory levels to operate our business successfully. However, we also must avoid accumulating excess inventory as we seek to minimize out-of-stock levels across all product categories and to maintain in-stock levels. We continue to rely on and obtain significant portions of our inventory from vendors located outside the United States. Some of these vendors often require us to provide lengthy advance notice of our requirements in order to be able to supply products in the quantities we request. This usually requires us to order merchandise, and enter into purchase order contracts for the purchase and manufacture of such merchandise, well in advance of the time these products will be offered for sale. As a result, we may experience difficulty in responding to a changing retail environment, which makes us vulnerable to changes in price and consumer preferences. If we do not accurately anticipate the future demand for a particular product or the time it will take to obtain new inventory, our inventory levels will not be appropriate and our results of operations may be negatively impacted.

Our success is tied to the growth and effective operations of our Company-owned locations and franchises, and the franchise operations could adversely affect our business.

Our financial success depends on how effectively we operate our Company-owned locations and how our franchisees operate and develop their businesses. We do not exercise direct control over the day-to-day operations of our franchises, and our franchisees may not operate their businesses in a manner consistent with our philosophy and standards and may not increase the level of revenues generated compared to prior years. Our growth and revenues may, therefore, be adversely affected. There can be no assurance that the training programs and quality control procedures we have established will be effective in enabling franchisees to run profitable businesses or that we will be able to identify problems or take corrective action quickly enough. In addition, failure by a franchisee to provide service at acceptable levels may result in adverse publicity that can materially adversely affect our reputation and ability to compete in the market in which the franchisee is located.

If our franchisees fail to open locations in new territories or if they are not successful in operating their new locations, our franchise-related revenue and results of operation will be adversely affected.

Each year, we anticipate adding locations to our franchise system, but the opening of these locations depends on the purchase of additional territories by our franchisees and the opening of offices in territories previously purchased and newly purchased. Many factors go into opening a new location, including obtaining a suitable location, the availability of sufficient start-up capital, and the ability to recruit qualified personnel to work in new locations. If a significant number of locations that we expect to be open, fail to open, are delayed, or open in unsuitable locations or with insufficient personnel, the revenue we expect to receive from royalty payments and the repayment of indebtedness to us by our franchisees will be adversely affected.

Our operating results may be adversely affected by the default of our franchisees and ADs on loans made by us or third parties.

We extend financing to certain franchisees for initial franchise fees as cash advances for their working capital needs and other purposes. The financing is in the form of promissory notes payable to us. There can be no assurance that any franchisee will generate revenue sufficient to repay any or all amounts due nor is there any assurance that any franchisee will be able to repay any amounts due through other means. We also extend financing to ADs from time-to-time for a portion of their area development fees. Any failure by the franchisees and ADs to pay these amounts, if the amounts are not recoverable by us through other means, could have a material adverse effect on our financial performance.

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

The brands could be impaired due to actions taken by our franchisees, their employees or otherwise.

Our franchisees operate their businesses under our brands. Because our franchisees are independent third parties with their own financial objectives, actions taken by them, including breaches of their contractual obligations, and negative publicity associated with these actions, could adversely affect our reputation and brands more broadly. Any actions as a result of conduct by our franchisees, their employees or otherwise which negatively impacts our reputation and brands may result in fewer customers and lower revenues and profits for us.

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

Risks Related to Legal and Regulatory Matters

The lines of business in which we operate involve substantial litigation, and such litigation may damage our reputation or result in material liabilities and losses.

We have been named, from time to time, as a defendant in various legal actions, including arbitrations, class-actions, and other litigation arising in connection with our various business activities. We are currently involved in a class-action lawsuit, in which we are vigorously defending ourselves. There can be no assurance, however, that we will not have to pay significant damages or amounts in settlement above insurance coverage. Adverse outcomes related to litigation could result in substantial damages and could materially affect our liquidity and capital resources and cause our net income to decline or may require us to alter our business operations. Failure to pay any material judgment would be a default under our credit facilities. Negative public opinion can also result from our actual or alleged conduct in such claims, possibly damaging our reputation, which could negatively impact our financial performance and could cause the value of our stock to decline. See “Note 17 - Commitments and Contingencies” in the Notes to the Consolidated Financial Statements.

If we fail to protect or fail to comply with laws and regulations related to our customers' personal information, we may face significant fines, penalties, or damages and our brands and reputation may be harmed.

Privacy concerns relating to the disclosure of consumer financial information have drawn increased attention from federal and state governments in the United States. The IRS generally prohibits the use or disclosure by tax return preparers of taxpayers' information without the prior written consent of the taxpayer. In addition, the Gramm-Leach-Bliley Act and other Federal Trade Commission (“FTC”) regulations require financial service providers, including tax return preparers, to adopt and disclose consumer privacy policies and provide consumers with a reasonable opportunity to opt-out of having personal information disclosed to unaffiliated third parties for advertising purposes.

We rely on technology in virtually all aspects of our business. Like those of many large businesses, certain of our information systems have been subject to computer viruses, malicious codes, unauthorized access, phishing efforts, denial-of-service attacks and other cyber-attacks and we expect to be subject to similar attacks in the future as such attacks become more sophisticated and frequent. A significant disruption or failure of our technology systems could result in service interruptions, safety failures, security events, regulatory compliance failures, an inability to protect information and assets against unauthorized users, and other operational difficulties. Attacks perpetrated against our systems could result in loss of assets and critical information and expose us to remediation costs and reputational damage.

We and our franchisees manage highly sensitive client information in our operations, and although we have established security procedures to protect against identity theft and require our franchisees to do the same, a security incident resulting in breaches of our customers' privacy may occur. Our computer systems are subject to penetration and our data protection measures may not prevent unauthorized access to sensitive client information. Threats to our systems, our franchisees systems, or associated third parties' systems can derive from human error, fraud, or malice on the part of employees or third parties, or may result from accidental technological failure. If the measures we have taken prove to be insufficient or inadequate or if our franchisees fail to meet their obligations in this area, we and our franchisees may become subject to litigation or administrative sanctions, which could result in significant fines, penalties, or damages and harm to our brands and reputation, which in turn could negatively impact our ability to retain our customers. Moreover, although we have some insurance that may defray the cost, the cost of remediating any breach resulting from a cybersecurity incident or other breach of the privacy of customer information would likely be substantial. Furthermore, we may be required to invest additional resources to protect us against damages caused by these actual or perceived disruptions or security breaches in the future. We could also suffer harm to our reputation from a security breach or inappropriate disclosure of customer information. Changes in these federal and state regulatory requirements could result in more stringent requirements and could result in a need to change business practices, including how information is disclosed. These changes could have a material adverse effect on our business, financial condition, and results of operations. Moreover, a significant security breach or disclosure of customer information could so damage our brands and reputation that demand for the services that are provided by us and our franchisees may be reduced.

Although we have taken steps intended to mitigate these risks, a significant disruption or cyber intrusion could adversely affect our results of operations, financial condition and liquidity. If we become victim to a security breach resulting in third-party access to customer’s personal information which we host, collect, use and retain, this could have a material adverse effect on the demand for our services and products, our reputation, and cause material losses. We share these risks with all of our business segments.

If we or our franchisees fail to comply with marketing and advertising laws, including with regard to direct marketing we may face significant damages.

We rely on a variety of marketing techniques, including telemarketing, email and social media marketing and postal mailings, and we are subject to various laws and regulations in the U.S. and internationally that govern marketing and advertising practices. The retention of customers by our business and franchisees, and our ability to attract additional franchisees, depends on the use of these marketing techniques to contact customers and potential franchisees. However, the Telephone Consumer Protection Act (“TCPA”) imposes significant restrictions on the ability to utilize telephone calls and text messages to mobile telephone numbers as a means of communication, when the prior consent of the person being contacted has not been obtained. In fiscal 2015, we settled one lawsuit related to the manner in which a contractor for us previously contacted potential franchisees. Violations of the TCPA may be enforced by individual customers through class-actions, and statutory penalties for TCPA violations range from $500 to $1,500 per violation. If we fail to ensure that our own telemarketing and telemarketing efforts are TCPA compliant, or if our franchisees fail to do so and we are held responsible for their behavior, we may incur significant damages.

Compliance with governmental regulations or newly enacted laws could increase our costs significantly and adversely affect our operating income and financial results.

The products and services offered by our business segments are subject to federal laws and regulation by one or more federal agencies, including but not limited to the IRS, FDA, the FTC, the USDA and the EPA. These activities are also regulated by various state, local and international laws and agencies of the states and localities in which our products or services are provided. Regulations may prevent or delay the introduction, or require the reformulation, of our products or services, which could result in lost sales and increased costs to us.

For example, a regulatory agency may not accept the evidence of safety for any new ingredients that our Vitamin Shoppe segment may want to market, may determine that a particular ingredient is not a legal dietary ingredient under DSHEA, may determine that a particular product or product ingredient presents an unacceptable health risk, may determine that a particular statement of nutritional support on our products, or that we want to use on our products, is an unacceptable drug claim or an unauthorized version of a food “health claim.” A regulatory agency may determine that particular claims are not adequately supported by available scientific evidence. Any such regulatory determination would prevent us from marketing particular products or using certain statements on those products, or force us to recall a particular product, which could adversely affect our sales of those products.

Additionally, our rental business unit is subject to various federal and state including consumer protection statutes, such as a grace period for late fees and certain contract reinstatement rights. Moreover, many states have passed laws that regulate rental purchase transactions as separate and distinct from credit sales. Specific rental purchase laws generally require certain contractual and advertising disclosures. Any failure of our Buddy's segment to comply with such laws could have a material adverse effect on our business.

New or revised tax regulations could have a material effect on the financial results of our Liberty Tax segment. The tax environment in which we operate is evolving rapidly with the recent enactment of sweeping corporate tax changes. The President of the United States signed into law tax legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017. The Tax Act, among other things, contains significant changes to corporate taxation including cutting the corporate tax rate, lowering individual income tax rates and increases the standard deduction, making it easier for many individuals to file their own taxes or use our online, digital “Do It Yourself” tax program. The effect of the Tax Act on us may also be affected by future regulations and interpretations of the IRS regarding the Tax Act and the long-term effect is difficult to predict. Additionally, we operate in many states and are subject to the tax laws of those states. We are unable to predict how we may be affected by changes, or lack of changes, to state tax laws that may be made in response to the Tax Act by the states in which we operate. Accordingly, the risk exists that the Tax Act, IRS regulations and interpretations of the Tax Act and changes in, or lack of changes in, state tax laws could materially and adversely affect our Liberty Tax business cash flows, results of operations and financial condition.

We may be subject to product liability claims if people or properties are harmed by the products we sell or the services we offer.

Some of the products we sell may expose us to product liability claims relating to personal injury, death, or property damage caused by such products, and may require us to take actions such as product recalls. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on commercially reasonable terms, or at all.

Our Vitamin Shoppe segment, in particular, as a retailer and direct marketer of products designed for human consumption, is subject to product liability claims if the use of its products is alleged to have resulted in injury or to include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. Most of our Vitamin Shoppe segments’ products are vitamins, minerals, herbs and other ingredients that are classified as foods or dietary supplements and are not subject to pre-market regulatory approval in the U. S. These products could contain contaminated substances, and some of these products contain ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. In addition, third-party manufacturers produce many of the products we sell. We rely on these manufacturers to ensure the integrity of their ingredients and formulations. As a distributor of products manufactured by third parties, we may also be liable for various product liability claims for products we do not manufacture. While we attempt to manage these risks by obtaining indemnification agreements from the manufacturers of products that we sell (other than our own branded products) and insurance, third parties may not satisfy their indemnification obligations to us and/or our insurance policies may not be sufficient or available. A product liability claim against us, whether with respect to products of a third-party that we sell or our branded products, could result in increased costs and could adversely affect our reputation with our customers, which in turn could materially adversely affect our business, financial condition and results of operations.

We may not be able to obtain insurance coverage in the future at current rates, or we may experience unfavorable claims.

While we believe we will be able to obtain various liability insurance in the future, because of increased selectivity by insurance providers we may only be able to obtain such insurance at increased rates and/or with reduced coverage levels. Additionally, we may experience unfavorable claims. Changes in insurance rates, reduced coverage levels, or unfavorable claims could reduce our income from operations.

Federal and state regulators may impose new regulations on non-loan tax settlement products that would make those products more expensive for us to offer or more difficult for our Liberty Tax customers to obtain.

Consumer advocacy organizations and some government officials have asserted that non-loan tax settlement products, such as the refund transfer products we offer, should be treated as loan products or otherwise be more heavily regulated. These groups assert that refund transfer products and similar products are loans because most customers complete the payment for their tax preparation and related fees at the time their refund is disbursed, and therefore, the customer has received an extension of credit because of a purported deferral of the tax preparation fees until the refund is received. We are subject to a judgment in the State of California that treats refund transfer products that we provide in California as if they were extensions of credit. In addition, certain litigation involving us and others in the tax industry includes claims that refund transfer products and similar products constitute loans or extensions of credit. If other state or federal courts or agencies successfully require us to treat refund transfer products as if they are loans or extensions of credit, we may be subject to the cost of additional regulation, including disclosure requirements that could reduce the demand for these products by potential customers and may be subject to limitations on our ability to offer these products, which could materially adversely affect our operations. See "Note 17 - Commitments and Contingencies" in the Notes to the Consolidated Financial Statements.

We may be unsuccessful in litigation that characterizes refund transfer products as loans, which could subject us to damages and additional regulation, and which could adversely affect our ability to offer tax settlement products at Liberty Tax and have a material adverse effect on our operations and financial results.

We were sued in November 2011 in four states, and additional lawsuits have been filed in five other states since the initial filings. These cases have now been consolidated before a single judge in federal court in the Northern District of Illinois. The consolidated complaint alleges violations of state-specific refund anticipation loan and other consumer statutes alleging that a refund transfer product represents a form of refund anticipation loan because the taxpayer is “loaned” the tax preparation fee, and that a refund transfer product is, therefore, subject to federal truth-in-lending disclosure and state law requirements regulating refund anticipation loans. We are aware that virtually identical lawsuits were filed against three of our Liberty Tax segments’ competitors. In June 2015, we entered into a settlement agreement in this case in order to minimize the expense of litigation and the risk attendant to the litigation. Although this case was resolved through a settlement, the underlying issue may be the subject of additional regulation and litigation. We may also become subject to existing state regulations governing refund anticipation loans (in the states that have such regulations) and the costs of additional regulation, including disclosure requirements, and we may be subject to limitations on our ability to offer these products. These additional disclosure requirements could reduce the demand for these products by potential customers, and the possible application of state lending and other refund anticipation loan-related statutes and regulations might adversely affect our fee income to the extent those statutes or regulations impose limitations on fees that we now charge in connection with refund transfer products. If it becomes more difficult for us and our franchisees to offer these products to taxpayers, or if we are subject to damages in future litigation, it could materially and adversely affect our operations and financial results.

The failure by us, our franchisees, the financial institutions, and other lenders that provide tax settlement products to our Liberty Tax customers through us and our franchisees, to comply with legal and regulatory requirements, including with respect to tax return preparation or tax settlement products, could result in substantial sanctions against us or require changes to our business practices that could harm our profitability and reputation.

Our tax return preparation business, including our franchise operations and facilitation of tax settlement products, are subject to extensive regulation and oversight in the United States by the IRS, the FTC, and by federal and state regulatory and law enforcement agencies and similar entities in Canada. The profitability of the future operations of our Liberty Tax segment will, therefore, depend in large part on our continued ability to comply with federal and state franchise regulations, and in Canada, on our continued ability to comply with Canadian and provincial franchise regulations. If governmental agencies with jurisdiction over our operations were to conclude that our business practices, the practices of our franchisees, or those of financial institutions and other lenders with which we conduct our business violate applicable laws, we could become subject to sanctions that could have a material adverse effect on our business, financial condition, and results of operations. These sanctions may include, without limitation:

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

Federal and state legislators and regulators have taken an active role in regulating tax settlement products and, because our ability to offer these products in future tax seasons may be limited, demand for our Liberty Tax services may be reduced, we may be exposed to additional credit risk, and our business may be harmed.

Financial institutions that provide or otherwise facilitate tax settlement products are subject to significant regulation and oversight by federal and state regulators, including banking regulators.  Federal and state laws and regulations govern numerous matters relating to the offering of consumer loan products, such as Refund Advances and consumer deposit products such as refund transfers.  From time to time, government officials at the federal and state levels may introduce and enact legislation and regulations proposing to further regulate or prevent the facilitation of refund-based loans and other tax settlement products and take other actions that have the effect of restricting the availability of these products. In July 2011, the Consumer Financial Protection Bureau (“CFPB”) was created by the Dodd-Frank Act to administer and enforce consumer protection laws and regulations in the financial sector. Certain proposed legislation, regulations, and activities by CFPB or other regulators could increase costs to us, our franchisees, the financial institutions, and other parties that provide our tax settlement products or could negatively impact or eliminate the ability of financial institutions to provide or facilitate tax settlement products through tax return preparation offices.

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

In 2018, California enacted legislation, the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020 and requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. The effects of the CCPA are potentially significant and require us to modify our data processing practices and policies which as a result, we may incur substantial costs and expenses in an effort to comply. We may also from time to time be subject to, or face assertions that we are subject to, additional obligations relating to personal data by contract or due to assertions that self-regulatory obligations or industry standards apply to our practices. There may be additional regulatory actions or enforcement priorities, or new interpretations of existing requirements that differ from ours. These developments could impose unanticipated limitations or require changes to our business, which may make elements of our business more expensive, less efficient, or impossible to conduct, and may require us to modify our current or future services or products, which effects may be heightened given the nature, broad geographic scope, and seasonality of our business. Any developments of this nature could increase our costs significantly and could have a material adverse effect on our business, financial condition and results of operations.

Increased regulation of tax return preparers could make it more difficult to find qualified tax preparers at Liberty Tax and could harm our business.

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

We are named in federal securities class-action lawsuits and derivative complaints; if we are unable to resolve these matters favorably, then our business, operating results and financial condition may be adversely affected.

We are currently involved in securities and derivative litigation in the Court of Chancery of the State of Delaware, United States District Court for the Eastern District of New York and the United States District Court in the Eastern District of Virginia. See “Note 17 - Commitments and Contingencies” in the Notes to the Consolidated Financial Statements. While the action in the Eastern District of New York was dismissed, the matter may still be appealed by the plaintiffs. We cannot at this time predict the outcome of these matters or reasonably determine the probability of a material adverse result or reasonably estimate range of potential exposure, if any, that these matters might have on us, our business, our financial condition or our results of operations, although such effects could be materially adverse. In addition, in the future, we may need to record litigation reserves with respect to these matters. Further, regardless of how these matters proceed, it could divert our management’s attention and other resources away from our business.

Our Certificate of Incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for certain disputes between us and our stockholders, which may limit a stockholder’s ability to bring a claim in a judicial forum that it finds preferable for disputes with us and our directors, officers or other employees.

Our Certificate of Incorporation provides that, unless we otherwise determine, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, our Certificate of Incorporation or Bylaws, or any action asserting a claim governed by the internal affairs doctrine. This forum selection provision does not apply to suits brought to enforce a duty or liability created by the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or any claim for which the federal courts have exclusive jurisdiction.

This forum selection provision may limit a stockholder’s ability to bring a claim that is not arising under the Securities Act or the Exchange Act, in a judicial forum (other than in a Delaware court) that it finds preferable for disputes with us or any of our directors, officers or other employees, which may discourage lawsuits with respect to such claims and result in increased costs for stockholders to bring a claim. If a court were to find this forum selection provision to be inapplicable or unenforceable in an action, we may incur additional costs or business interruption associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

Risks Related to Our Common Stock

Our stock price has been extremely volatile, and investors may be unable to resell their shares at or above their acquisition price or at all.

Our stock price has been, and may continue to be, subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including, but not limited to:

•	actual or anticipated variations in our operating results from quarter to quarter;

•	actual or anticipated variations in our operating results from the expectations of securities analysts and investors;

•	actual or anticipated variations in our operating results from our competitors;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	sales of common stock or other securities by us or our stockholders in the future;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	certain non-compliance, fraud and other misconduct by our franchisees and/or employees;

•	departures of key executives or directors;

•	resignation of our auditors;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, financing efforts or capital commitments;

•	delays or other changes in our expansion plans;

•	involvement in litigation or governmental investigations or enforcement activity;

•	stock price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	general market conditions in our industry and the industries of our customers;

•	general economic and stock market conditions;

•	regulatory or political developments; and

•	global pandemics (such as the recent coronavirus (COVID-19) pandemic); and

•	terrorist attacks or natural disasters.

Furthermore, the capital markets experience extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political, and market conditions such as recessions, interest rate changes, or international currency fluctuations may negatively impact our stock price. Trading price fluctuations may also make it more difficult for us to use our common stock as a means to make acquisitions or to use options to purchase our common stock to attract and retain employees. If our stock price does not exceed the price at which stockholders acquired their shares, investors may not realize any return on their investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class-action litigation. We currently are, and may be in the future, the target of this type of litigation. See “-We are named in federal securities class-action lawsuits and derivative complaints; if we are unable to resolve these matters favorably, then our business, operating results and financial condition may be adversely affected.”

The conversion of shares of our outstanding Preferred Stock for shares of our common stock may be dilutive to existing stockholders and cause the market price of our common stock to fall.

In connection with the Buddy’s Acquisition and the Company’s acquisition of 21 Buddy’s Home Furnishings stores from a series of franchisees of Buddy’s New Holdco, a wholly-owned direct subsidiary of the Company, the sellers in the acquisitions received, in the aggregate 9,433,332.18 New Holdco units and 1,886,666.44 shares of Preferred Stock. Following an initial six-month lockup period, which has expired, the sellers were permitted to redeem one New Holdco unit and one-fifth of a share of Preferred Stock in exchange for one share of the Company’s common stock. As of April 1, 2020, all shares of outstanding Preferred Stock and New Holdco units (except for the New Holdco units held by us) were redeemed for shares of our common stock and no shares of Preferred Stock or New Holdco units remained outstanding (except for the New Holdco Units held by us).

The issuance of these shares of our common stock in connection with these redemptions could have the effect of depressing the market price for our common stock. In addition, the sellers may decide not to hold the shares of our common stock they received upon conversion. Such sales of our common stock could have the effect of depressing the market price for our common stock.

A significant portion of our outstanding shares of common stock may be sold into the market, which could adversely affect our stock price.

Although our common stock is currently quoted on Nasdaq, sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain securities law restrictions. Sales of shares of our common stock or the perception in the market that the holders of a large number of shares of common stock intend to sell shares could reduce our stock price.

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

In addition, as a public company, we are subject to financial reporting, internal controls over financial reporting and other requirements. Our failure to maintain adequate internal controls over financial reporting has adversely affected investor confidence in the accuracy of our financial statements which has had an unfavorable impact on the value of our common stock. In addition, our failure to timely comply with reporting requirements has resulted in our inability to complete franchise sales and to provide current financial information to our investors.

Although we may desire to continue to pay dividends in the future, our financial condition, debt covenants, or Delaware law may prohibit us from doing so.

Beginning in April 2015 through July 2018, we announced a $0.16 per share quarterly cash dividend. We had not declared a dividend since July 2018, until November 2019 when we announced a $0.25 per share quarterly cash dividend. Although we expect to pay a quarterly cash dividend to holders of our common stock, we have no obligation to do so, and our dividend policy may change at any time without notice to our stockholders. The payment of dividends will be at the discretion of our Board of Directors and will depend, among other things, on our earnings, capital requirements, and financial condition. Our ability to pay dividends will also be subject to compliance with financial covenants that are contained in our credit facility and may be restricted by any future indebtedness that we incur or issuances of preferred stock. In addition, applicable law requires our Board of Directors to determine that we have adequate surplus prior to the declaration of dividends. We cannot provide an assurance that we will continue to pay dividends at any specific level or at all.

Anti-takeover provisions in our charter documents, Delaware law, and our credit facility could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management, and adversely affect the value of our common stock.

Provisions in our second amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our second amended and restated certificate of incorporation and bylaws also include provisions that:

•	authorize our Board of Directors to issue, without further action by the stockholders, up to approximately 20.0 million shares of undesignated preferred stock;

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

Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
Stores
As of December 28, 2019, we operated or franchised 3,654 stores in 50 states and Guam, Puerto Rico and the District of Columbia, and 264 stores in Canadian provinces as detailed below:

	Liberty Tax			Buddy's Home Furnishings			Sears Outlet			Vitamin Shoppe	Total
	Company-owned	Franchised	Total	Company-owned	Franchised	Total	Company-owned	Franchised	Total	Company-owned	Franchise Group
Alabama	—	25	25	8	3	11	1	—	1	6	43
Alaska	2	5	7	—	—	—	—	—	—	—	7
Arizona	2	44	46	—	4	4	1	3	4	12	66
Arkansas	1	26	27	1	5	6	—	—	—	2	35
California	12	247	259	—	—	—	17	—	17	83	359
Colorado	2	38	40	—	—	—	1	—	1	7	48
Connecticut	—	32	32	—	—	—	2	—	2	11	45
Delaware	1	8	9	—	—	—	1	—	1	3	13
District of Columbia	—	6	6	—	—	—	—	—	—	1	7
Florida	—	156	156	43	12	55	10	—	10	79	300
Guam	—	—	—	—	2	2	—	—	—	—	2
Georgia	7	82	89	2	19	21	—	4	4	25	139
Hawaii	2	5	7	—	—	—	1	—	1	7	15
Idaho	4	13	17	—	—	—	1	—	1	3	21
Illinois	2	83	85	—	4	4	8	—	8	39	136
Indiana	2	37	39	1	—	1	2	—	2	12	54
Iowa	2	12	14	—	1	1	—	—	—	3	18
Kansas	5	16	21	—	1	1	2	—	2	2	26
Kentucky	7	18	25	7	—	7	1	—	1	5	38
Louisiana	1	27	28	2	4	6	2	—	2	8	44
Maine	—	3	3	—	—	—	—	—	—	2	5
Maryland	2	31	33	—	—	—	3	—	3	21	57
Massachusetts	1	57	58	5	6	11	3	—	3	18	90
Michigan	4	80	84	—	—	—	4	—	4	18	106
Minnesota	1	29	30	—	—	—	1	—	1	9	40
Mississippi	—	10	10	—	—	—	—	—	—	1	11
Missouri	1	49	50	—	—	—	2	—	2	8	60
Montana	—	2	2	—	—	—	—	—	—	—	2
Nebraska	—	12	12	—	—	—	—	—	—	2	14
Nevada	—	26	26	—	—	—	3	—	3	8	37
New Hampshire	—	6	6	—	—	—	—	—	—	5	11
New Jersey	2	46	48	—	—	—	4	—	4	34	86
New Mexico	17	15	32	—	7	7	—	—	—	3	42
New York	9	152	161	—	—	—	1	—	1	68	230
North Carolina	6	121	127	6	4	10	4	—	4	27	168
North Dakota	—	10	10			—	—	—	—	—	10
Ohio	5	92	97			—	8	—	8	24	129
Oklahoma	1	32	33	—	9	9	2	—	2	3	47

	Liberty Tax			Buddy's Home Furnishings			Sears Outlet			Vitamin Shoppe	Total
	Company-owned	Franchised	Total	Company-owned	Franchised	Total	Company-owned	Franchised	Total	Company-owned	Franchise Group
Oregon	5	17	22	—	—	—	2	—	2	7	31
Pennsylvania	4	69	73	—	5	5	3	—	3	30	111
Puerto Rico	—	—	—	—	—	—	1	—	1	2	3
Rhode Island	—	10	10	—	—	—	—	—	—	2	12
South Carolina	1	73	74	11	—	11	2	—	2	17	104
South Dakota	—	8	8	—	—	—	—	—	—	1	9
Tennessee	15	36	51	3	3	6	2	1	3	14	74
Texas	9	292	301	3	84	87	16	—	16	54	458
Utah	—	22	22	—	—	—	—	—	—	2	24
Vermont	1	1	2	—	—	—	—	—	—	1	3
Virginia	8	73	81	4	5	9	3	—	3	25	118
Washington	8	39	47	—	15	15	3	—	3	25	90
West Virginia	—	21	21	—	—	—	—	—	—	—	21
Wisconsin	3	20	23	—	—	—	2	—	2	5	30
Wyoming	—	5	5	—	—	—	—	—	—	—	5
Total	155	2,339	2,494	96	193	289	119	8	127	744	3,654

Canada
Alberta	2	38	40	—	—	—	—	—	—	—	40
British Columbia	2	35	37	—	—	—	—	—	—	—	37
Manitoba	1	29	30	—	—	—	—	—	—	—	30
New Brunswick	—	9	9	—	—	—	—	—	—	—	9
Newfoundland and Labrador	—	4	4	—	—	—	—	—	—	—	4
Nova Scotia	—	9	9	—	—	—	—	—	—	—	9
Ontario	12	110	122	—	—	—	—	—	—	—	122
Prince Edward Island	—	2	2	—	—	—	—	—	—	—	2
Saskatchewan	1	9	10	—	—	—	—	—	—	—	10
Yukon	1	—	1	—	—	—	—	—	—	—	1
Total	19	245	264	—	—	—	—	—	—	—	264

We lease the vast majority of our Company-owned stores. Our leases typically provide an initial term with options to extend. As current leases expire, we believe that we will be able to obtain lease renewals, if desired, for present store locations, or to obtain leases for equivalent or better locations in the same general area.
Our leased properties also include the following:

Location	Description
Ashland, Virginia	Distribution Center
Avondale, Arizona	Distribution Center
Secaucus, New Jersey	Corporate Offices
Miami Lakes, Florida	Manufacturing Facilities
Orlando, Florida	Corporate Offices
Hoffman Estates, Illinois	Corporate Offices
Pearl City, Hawaii	Distribution Center
Cupey Bajo, Puerto Rico	Distribution Center
New Castle Delaware	Distribution Center
Livonia, Michigan	Distribution Center
Santa Ana, California	Distribution Center
Tukwila, Washington	Distribution Center
Kansas City, Missouri	Distribution Center
Melrose Park, Illinois	Distribution Center
Tucker, Georgia	Distribution Center
Winter Park, Florida	Distribution Center
Carrollton, Texas	Distribution Center
Houston, Texas	Distribution Center
Reno, Nevada	Distribution Center
We own our corporate headquarters which are located in four buildings. Our principal executive office is located at 1716 Corporate Landing Parkway, Virginia Beach, Virginia 23454.
Item 3.    Legal Proceedings.
For information regarding legal proceedings, please see "Note 17 - Commitments and Contingencies" in the Notes to the Consolidated Financial Statements, which information is incorporated herein by reference.
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market and Stock Information

Effective November 15, 2019, our common stock was relisted on the Nasdaq Global Market under the symbol "FRG". Our common stock had been previously quoted on the OTC Market under the symbol "FRGA" and "TAXA" from August 2, 2018 to November 14, 2019. Prior to that period, our common stock had traded on Nasdaq under the symbol "TAX" since July 2, 2012. As of December 28, 2019, there were 18,254,225 shares of common stock outstanding. As of December 28, 2019, options to acquire 460,825 shares of common stock were outstanding, 245,278 of which were immediately exercisable.

Holders of Record

As of April 20, 2020, we had approximately 218 registered record holders of our common stock. The reported closing price of our common stock on April 20, 2020 was $11.40. Equiniti is the transfer agent and registrar for our common stock.

Recent Sales of Unregistered Securities

Other than those sales of unregistered securities that we have disclosed in quarterly reports on Form 10-Q or current reports on Form 8-K, we have not recently sold any unregistered securities.

Dividends

On November 25, 2019, we declared a dividend of $0.25 per share that was paid on January 6, 2020 to stockholders of record as of December 6, 2019. We had not previously declared a dividend since July 2018. The payment of dividends will be at the discretion of our Board of Directors and will depend, among other things, on our earnings, capital requirements, and financial condition. Our ability to pay dividends will also be subject to compliance with financial covenants that are contained in our credit facility and may be restricted by any future indebtedness that we incur or issuances of preferred stock. In addition, applicable law requires our Board of Directors to determine that we have adequate surplus prior to the declaration of dividends. We cannot provide an assurance that we will pay dividends at any specific level or at all.
Share Repurchases
Our Board of Directors has authorized up to $10.0 million for share repurchases. This authorization has no specific expiration date and cash proceeds from stock option exercises increase the amount of the authorization. In addition, the Board of Directors authorized a Liberty Tax AD repurchase program, which reduces the amount of the share repurchase authorization on a dollar-for-dollar basis. Shares repurchased from option exercises and RSUs vesting that are net-share settled by us and shares repurchased in privately negotiated transactions are not considered share repurchases under this authorization. As part of the AD repurchase program, we expended $2.5 million during the Transition Period.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Remaining Maximum Value of Shares that may be Purchased Under the Plan (1) (in thousands)
May 1 through July 31, 2019	—	$—	—	$2,421
August 1 through October 31, 2019				2,401
November 1 through December 28, 2019	—	—	—	2,209
Total	—		—

During the Transition Period, we did not repurchase any shares of our common stock.

On November 14, 2019, we completed our previously announced tender offer to purchase any and all of the outstanding shares of our common stock for cash at a price of $12.00 per share, without interest (the “Tender Offer”). The Tender Offer was not subject to a minimum tender requirement, and, certain of our large stockholders agreed not to tender their shares in the Tender Offer. The total number of shares tendered in the Tender Offer was 3,935,738, including 163,779 shares tendered pursuant to the guaranteed delivery procedure described in the Tender Offer documents, for an aggregate purchase price of approximately $47.2 million. The Tender Offer was financed through cash on hand, the proceeds from the Closing Subscription Agreement, and a portion of the proceeds of the Buddy’s Credit Agreement.

Item 6.    Selected Financial Data.
Not required for smaller reporting companies.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We are a retailer, franchisor operator and acquirer of franchised and franchisable businesses that can be scaled using our operating expertise. We currently operate four reportable segments: Liberty Tax, Buddy’s, Sears Outlet, and Vitamin Shoppe.

Our Liberty Tax segment is one of the leading providers of tax preparation services in the United States and Canada. Our tax preparation services and related tax settlement products are offered primarily through franchised locations with a limited number of Company-owned stores. See "Note 1 - Organization and Significant Accounting Policies" in the notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019, for details of the U.S. office activity and the number of Canadian and Company-owned offices for the years ended April 30, 2019, 2018 and 2017.

On July 10, 2019, we completed the Buddy's Acquisition. Our Buddy's segment franchises or operates rent-to-own stores that lease household durable goods, such as electronics, residential furniture, appliances and household accessories, to customers on a rent-to-own basis. Merchandise is also offered for immediate purchase or an installment sales basis.

On October 23, 2019, we completed the Sears Outlet Acquisition. Our Sears Outlet segment provides in-store and online access to purchase outlet-value products across a broad assortment of merchandise categories, including home appliances, mattresses, lawn and garden equipment and other household goods at value-oriented prices.

On December 16, 2019, we completed our acquisition of the Vitamin Shoppe Acquisition. Our Vitamin Shoppe segment is an omni-channel specialty retailer of vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products.

Our revenue is primarily derived from merchandise sales, rental revenue, and service revenues comprised of loans and fee charges in our Company-owned stores, royalties and other required fees from our franchisees and financial products related to refund transfers.
In evaluating our performance, management focuses on several metrics that we believe are key to our success:

•
Net change in retail and franchise locations. The change in retail and franchise locations from year to year is a function of the opening of new locations, offset by locations that we or our franchisees close. Please see "Item 2. Properties" in this Transition Report on Form 10-K/T for the number of locations as of December 28, 2019.

•
Systemwide revenue. Systemwide revenue, which is an operating measure not in accordance with GAAP, includes sales by both Company-owned and franchised locations. We believe systemwide revenue data is useful in assessing consumer demand for our products and services and our performance. In addition, systemwide revenue reflects the size of our business, and because the size of our business drives our management and infrastructure needs, systemwide revenue data helps us assess those needs in comparison to other companies in our industry and other franchise operators.

Acquisitions

On February 14, 2020, we completed the American Freight Acquisition. Additionally, we, through certain of our subsidiaries, entered into a new $675 million credit facility which funded the American Freight Acquisition and refinanced certain debt of our Buddy’s Home Furnishings and Sears Outlet businesses.

On December 16, 2019, we completed the Vitamin Shoppe Acquisition. For a complete description of the Vitamin Shoppe Acquisition, refer to "Note 2 - Acquisitions" in the Notes to the Consolidated Financial Statement.

On October 23, 2019, we completed the Sears Outlet Acquisition. For a complete description of the Sears Outlet Acquisition, refer to "Note 2 - Acquisitions" in the Notes to the Consolidated Financial Statement.

On September 30, 2019, we acquired 21 Buddy’s stores from a series of franchisees of Buddy’s New Holdco, a wholly-owned direct subsidiary of the Company. In connection with the acquisition, the sellers received, in aggregate, 1,350,000 New Holdco units and 270,000 shares of Preferred Stock for an estimated purchase price of $16.8 million.

On August 23, 2019, we acquired 41 Buddy’s Home Furnishing stores from A-Team Leasing LLC. (“A-Team”), a franchisee of our Buddy’s segment, for total consideration of $26.6 million.

On July 10, 2019 (the "Buddy’s Acquisition Date"), we completed the Buddy’s Acquisition. At the Buddy’s Acquisition Date, each outstanding unit of Buddy’s was converted into the right to receive 0.459315 units of New Holdco (“New Holdco units”) and 0.091863 shares of Preferred Stock. The Buddy's Members may elect, following an initial six-month lockup period, which has expired, to redeem one New Holdco unit and one-fifth of a share of Preferred Stock in exchange for one share of our common stock. As of the Buddy’s Acquisition Date, on an as-converted basis, the Buddy's Members' aggregate ownership of New Holdco units and share of Preferred Stock represent approximately 36.44% of our outstanding common stock, which implies an enterprise value of Buddy's of approximately $122 million and an equity value of $12.00 per share of Common Stock. We are the sole managing member of New Holdco and it will be consolidated for financial reporting purposes. New Holdco units held by the Buddy's Members will be recorded as a non-controlling interest on the consolidated financial statements. We and the Buddy's Members also entered into an income tax receivable agreement (the "TRA"), pursuant to which, subject to certain exceptions set forth in the TRA, we will pay the Buddy's Members 40% of the cash savings, if any, in federal, state and local taxes that we realize or are deemed to realize as a result of any increases in tax basis of the assets of New Holdco resulting from future redemptions or exchanges of New Holdco units and Preferred Stock held by the Buddy's Members in exchange for common stock. Refer to the liquidity section below for further discussion. For a complete description of the Buddy’s Acquisition, refer to "Note 2 - Acquisitions" in the Notes to the Consolidated Financial Statement.

Results of Operations

For the Transition Period as compared to the unaudited period May 1, 2018 to December 29, 2018

Unaudited results of operations for the period May 1, 2018 to December 29, 2018 are provided here for discussion and analysis purposes. The following table sets forth the results of our operations for the Transition Period and for the period May 1, 2018 to December 29, 2018:

	For the Transition	For the Period	Change
(In thousands)	Period Ended December 28, 2019	May 1, 2018 - December 29, 2018	$	%
Total revenues	$149,510	$16,647	$132,863	798%
Loss from operations	(105,599)	(60,965)	(44,634)	73%
Net loss	(104,466)	(43,053)	(61,413)	143%
Revenues. The table below sets forth the components and changes in our revenue for the Transition Period and for the period May 1, 2018 to December 29, 2018:

	For the Transition	For the Period	Change
(In thousands)	Period Ended December 28, 2019	May 1, 2018 - December 29, 2018	$	%
Product	$96,139	$—	$96,139	—%
Service and other	29,735	16,647	13,088	79%
Rental	23,636	—	23,636	—%
Total revenue	$149,510	$16,647	$132,863	798%

Our total revenue increased by $132.9 million, or 798%, in the Transition Period compared to the period May 1, 2018 to December 29, 2018. This increase was primarily due to the Buddy's Acquisition on July 10, 2019 which increased revenue by $35.7 million, the Sears Outlet Acquisition on October 23, 2019 which increased revenue by $68.2 million and the Vitamin Shoppe Acquisition on December 23, 2019 which increased revenue by $30.6 million during the Transition Period.

Operating expenses. The following table details the amounts and changes in our operating expenses for the Transition Period and for the period May 1, 2018 to December 29, 2018:

	For the Transition	For the Period	Change
(In thousands)	Period Ended December 28, 2019	May 1, 2018 - December 29, 2018	$	%
Cost of revenue:
Product	$71,820	$—	$71,820	—%
Service and other	768	—	768	—%
Rental	8,661	—	8,661	—%
Total cost of revenue	81,249	—	81,249	—%
Selling, general and administrative expenses	173,860	68,267	105,593	155%
Restructuring expenses	—	9,345	(9,345)	(100)%
Total operating expenses	$255,109	$77,612	$177,497	229%
Total operating expenses increased $177.5 million, or 229%, in the Transition Period compared to the period May 1, 2018 to December 29, 2018. This increase was primarily due to the Buddy's Acquisition on July 10, 2019 which increased operating expenses by $32.6 million, the Sears Outlet Acquisition on October 23, 2019 which increased operating expenses by $86.8 million and the Vitamin Shoppe Acquisition on December 23, 2019 which increased operating expenses by $44.1 million during the Transition Period.

Income Taxes. The following table sets forth certain information regarding our income taxes for the Transition Period and for the period May 1, 2018 to December 29, 2018:

	For the Transition	For the Period	Change
(In thousands)	Period Ended December 28, 2019	May 1, 2018 - December 29, 2018	$	%
Income (loss) before income taxes	$(114,911)	$(62,779)	$(52,132)	83%
Income tax (benefit) expense	(10,445)	(19,726)	9,281	(47)%
Effective tax rate	9.1%	31.4%
The decrease in our income tax benefit in the Transition Period compared to the period May 1, 2018 to December 29, 2018 relates primarily to a valuation allowance of $11.2 million for deferred tax assets related to certain federal and state net operating losses which are more likely not to be realized due to limitations on utilization.

Net income. In the Transition Period, we had a net loss of $104.5 million compared to a net loss of $43.1 million in the period May 1, 2018 to December 29, 2018, primarily as a result of larger operating expenses in relation to the increases in revenue as noted above.

For a discussion of the 2019 Results of Operations, including a discussion of the financial results for the fiscal year ended April 30, 2019 compared to the fiscal year ended April 30, 2018, refer to Part II, Item 7 of our Form 10-K filed with the SEC on June 27, 2019.

Segment Information

We, through our franchisees and Company-owned stores, operate a system of tax preparation, rent-to-own and point of sale retail locations. Our operations are conducted in four reporting business segments: Liberty Tax, Buddy's, Sears Outlet and Vitamin Shoppe. We define our segments as those operations whose results our chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources.

We measure the results of our segments using, among other measures, each segment's net sales, operating expenses and operating income (loss). We may revise the measurement of each segment's operating income, including the allocation of overhead costs, as determined by the information regularly reviewed by the CODM. When the measurement of a segment changes, previous period amounts and balances are reclassified to be comparable to the current period's presentation. Because the Buddy's Acquisition, Sears Outlet Acquisition and Vitamin Shoppe Acquisition occurred in the Transition Period, comparable information is not available; therefore, Buddy's, Sears Outlet and Vitamin Shoppe segment information is not provided in this discussion.

As our Transition Period excludes the tax season, our Liberty Tax segment results reflect minimal revenue activity consistent with the highly seasonal nature of the segment. The following table summarizes the operating results of our Liberty Tax segment:

	For the Transition	For the Period	Change
(In thousands)	Period Ended December 28, 2019	May 1, 2018 - December 29, 2018	$	%
Total revenues	$14,984	$16,647	$(1,663)	(10)%
Loss from operations	(69,590)	(60,965)	(8,625)	14%
Net loss	(71,579)	(43,053)	(28,526)	66%
Total revenue for our Liberty Tax segment decreased $1.7 million, or 10%, for the Transition Period as compared to the period from May 1, 2018 to December 29, 2018. The decrease in revenue is primarily driven by the following:

•a decrease of $1.9 million in tax preparation fees driven primarily by the divestiture in January 2019 of our year-round accounting offices;

•a $0.6 million decrease in franchise fees primarily related to the implementation of ASC 606 in 2018;

•a decrease of $0.5 million in interest income related to a reduction in working capital loans to franchisees as well as a decrease in the loans due from reacquired ADs and franchisees; and

•a $0.2 million reduction in financial product revenue and electronic filing fees due to the timing of tax refund processing.

These decreases were offset by a $1.3 million increase in other revenues resulting from gains recorded in the Transition Period on AD and franchisee acquisitions where the consideration was less than the value of the acquired asset.

Loss from operations for our Liberty Tax segment increased $8.6 million, or 14%, for the Transition Period as compared to the period from May 1, 2018 to December 29, 2018. The increase in loss from operations is primarily driven by the following:

•	an increase in impairment expense of $20.2 million primarily related to an impairment charge for internally developed software that is no longer in use;

•a decrease of $6.6 million in employee compensation and benefits due to lower severance costs in the Transition Period compared to 2018, reductions in head-count in the Transition Period and the divestiture of our year-round accounting offices in January 2019;

•a $3.0 million decrease in advertising expense primarily related to the timing of spending in the Transition Period.

These decreases in expenses were offset by a $1.7 million decrease in revenue.

Adjusted EBITDA.

To provide additional information regarding our financial results, we have disclosed Adjusted EBITDA in the table below and within this Transition Report on Form 10-K/T. Adjusted EBITDA represents net income (loss), before income taxes, interest expense, depreciation and amortization, and certain other items specified below. We have provided a reconciliation below of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

We have included Adjusted EBITDA in this Transition Report on Form 10-K/T because we seek to manage our business to achieve higher levels of Adjusted EBITDA and to improve the level of Adjusted EBITDA as a percentage of revenue. In addition, it is a key basis upon which we assess the performance of our operations and management. We also use Adjusted EBITDA for business planning and the evaluation of acquisition opportunities. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons. We believe the presentation of Adjusted EBITDA enhances an overall understanding of the financial performance of and prospects for our business. Adjusted EBITDA is not a recognized financial measure under GAAP and may not be comparable to similarly titled measures used by other companies in our industry. Adjusted EBITDA should not be considered in isolation from or as an alternative to net income (loss), operating income (loss), or any other performance measures derived in accordance with GAAP.

The following table presents a reconciliation of Adjusted EBITDA for each of the periods indicated.

	For the Transition	For the Period
(In thousands)	Period Ended December 28, 2019	May 1, 2018 - December 29, 2018
Net loss	$(104,466)	$(43,053)
Add back:
Interest expense	9,349	1,802
Income tax benefit	(10,445)	(19,726)
Depreciation, amortization and impairment charges	32,401	8,429
Total Adjustments	31,305	(9,495)
EBITDA	(73,161)	(52,548)
Adjustments to EBITDA
Executive severance and related costs including stock-based compensation	952	933
Executive recruitment costs	—	725
Shareholder litigation costs	707	472
Restructuring expense	—	9,345
Corporate governance costs	188	439
Tender Offer	645	—
Accrued judgments and settlements, net of estimated revenue	980	743
Divestiture of year-round accounting offices	—	625
Acquisition costs	17,392	—
Total Adjustments to EBITDA	20,864	13,282
Adjusted EBITDA	$(52,297)	$(39,266)
Included in restructuring expense on the condensed consolidated statement of operations for the period May 1, 2018 to December 29, 2018 is $1.3 million of depreciation, amortization, and impairment charges. EBITDA is a loss of $51.2 million for the period May 1, 2018 to December 29, 2018 with these expenses included.

Liquidity and Capital Resources

We believe that we have sufficient liquidity to support our ongoing operations and maintain a sufficient liquidity position to meet our obligations and commitments. Our liquidity plans are established as part of our financial and strategic planning processes and consider the liquidity necessary to fund our operating, capital expenditure and debt service needs.

We primarily fund our operations and acquisitions through operating cash flows and, as needed, a combination of borrowings under various credit agreements, availability under our revolving credit facilities and the issuance of equity securities, which has included the sale of securities to affiliates of Vintage and B. Riley FBR, Inc., among others. Cash generation can be subject to variability based on many factors, including seasonality, receipt of prepaid payments from area developers, timing of repayment of loans to franchisees and the effects of changes in end markets.

Subsequent to December 28, 2019, several transactions and events occurred that will or have the potential to affect our liquidity and capital resources in future periods:

•
On January 3, 2020, we entered into a subscription agreement with an affiliate of Vintage, pursuant to which the affiliate of Vintage purchased from the Company 2,354,000 shares of common stock for an aggregate purchase price of $28.2 million in cash.

•
On February 7, 2020, in connection with our repurchases of Vitamin Shoppe’s outstanding 2.25% Convertible Senior Notes due 2020 (the “VSI Convertible Notes”), certain investors provided the Company with an aggregate of approximately $65.9 million of equity financing to fund the repurchase or redemption of the VSI Convertible Notes, make interest payments on the VSI Convertible Notes that are not so repurchased or redeemed until their maturity and to also fund general, working capital and cash needs of the Company.

•	On February 14, 2020, we entered into a $675 million credit facility, which was used to fund the American Freight Acquisition and repay the existing Sears Outlets and Buddy’s term loans.

•
The outbreak of the coronavirus (COVID-19) pandemic has affected economic conditions, including macroeconomic conditions and levels of business confidence and has created economic disruption. Mitigation efforts, including federal, state and local government restrictions, including travel restrictions, restrictions on public gatherings, closing of nonessential businesses and quarantining of people who may have been exposed to the coronavirus, may have an impact on our cash flow from operations and our ability to raise capital from financial institutions. Currently, there is significant uncertainty surrounding the potential impact on our business and we are actively managing our business to respond to the impact and increase our liquidity.

Sources and uses of cash

Operating activities

In the Transition Period, cash used in operating activities decreased $10.3 million compared to the period from May 1, 2018 to December 29, 2018. This decrease is primarily due to:

•	a $31.7 million increase in other assets due to an increase of $10.1 million in inventory, a $3.7 million increase in bank products receivable and a $5.6 million increase in restricted cash;

•	a $24.0 million increase in depreciation and amortization primarily due to the impairment of internally developed software that is no longer in use;

•	a $21.5 million decrease in income taxes receivable due to a valuation allowance related to the ability to utilize net operating loss carryforwards; and

•	a $61.4 million decrease in net income.

In the fiscal year ended April 30, 2019, our cash provided from operating activities decreased $10.5 million from the cash provided in the fiscal year ended April 30, 2018. This decrease was primarily driven by:

•	a decrease of $11.6 million in tax preparation fees received due to closures of Company-owned and year-round accounting stores, partially offset by; and

•	a $4.0 million reduction in executive severance and recruitment payments in the fiscal year ended April 30, 2019 compared to the fiscal year ended April 30, 2018.

Investing activities

In the Transition Period, cash used for investing activities increased $315.0 million compared to the period from May 1, 2018 to December 29, 2018. This increase is primarily due to the Vitamin Shoppe Acquisition, the Sears Outlet Acquisition and the acquisition of franchisees from A-Team Leasing.

In the fiscal year ended April 30, 2019, we used $6.3 million less in investing activities than in the fiscal year ended April 30, 2018 due to:

•	a $2.7 million decrease in net cash used to acquire Company-owned offices, AD rights and customer lists, net of sales, partially offset by; and

•	a $2.4 million decrease in purchases of property, equipment and software.

Financing activities

In the Transition Period, cash from financing activities increased $341.0 million compared to the period from May 1, 2018 to December 29, 2018. The increase was driven by:

•
a $333.3 million increase in cash raised from borrowings under debt agreements and revolving credit facilities, primarily under the Vitamin Shoppe Credit Agreement, Sears Outlet Credit Agreement and Buddy's Credit Agreement;

•	a $96.1 million increase in cash raised from common stock issuances;

•	an increase of $15.1 million in cash used for debt issuance costs;

•	an increase of $30.5 million in cash used for repayments of term loans and the revolving credit facilities; and

•	an increase of $47.2 million in cash used to repurchase shares of common stock in connection with a tender offer.

In the fiscal year ended April 30, 2019, we used $4.5 million less cash for financing activities compared to the fiscal year ended April 30, 2018 primarily due to a decrease of $6.7 million in dividends paid.

Long-term debt borrowings

American Freight Term Loan. On February 14, 2020, in connection with the American Freight Acquisition, we, through direct and indirect subsidiaries, entered into a $675 million credit facility, which included a $575 million senior secured term loan (the “AF Term Loan”) and a $100 million senior secured asset based term loan (the “ABL Term Loan”), to finance the American Freight Acquisition and to repay the existing Sears Outlets and Buddy’s term loans for an amount of $106.6 million and $104.6 million, respectively. The AF Term Loan will mature on February 14, 2025 and the ABL Term Loan will mature on September 30, 2020. We are required to repay the AF Term Loan in equal quarterly installments of $6.25 million on the last day of each fiscal quarter, commencing on June 30, 2020.
Vitamin Shoppe Term Loan. On December 16, 2019 in connection with the Vitamin Shoppe Acquisition, we, through direct and indirect subsidiaries, entered into a Loan and Security Agreement (the “Vitamin Shoppe Term Loan Agreement”) that provides for a $70.0 million senior secured term loan (the "Vitamin Shoppe Term Loan") which matures on December 16, 2022. Our obligations under the Vitamin Shoppe Term Loan are secured by substantially all of the assets of our Vitamin Shoppe segment. We are required to repay the term loan in equal quarterly installments of $4.25 million on the last business day of each fiscal quarter, commencing on March 28, 2020. The Vitamin Shoppe Term Loan Agreement includes customary affirmative, negative, and financial covenants binding on us and our subsidiaries, including delivery of financial statements, borrowing base certificates and other reports.

Vitamin Shoppe ABL Revolver. On December 16, 2019, we, through direct and indirect subsidiaries, entered into a Second Amended and Restated Loan and Security Agreement (the “ Vitamin Shoppe ABL Agreement”) providing for a senior secured revolving loan facility (the “Vitamin Shoppe ABL Revolver”) with commitments available to us of the lesser of (i) $100.0 million and (ii) a specified borrowing base based on our eligible credit card receivables, accounts and inventory, less certain reserves, and as to each of clauses (i) and (ii), less a $10.0 million availability block. The Vitamin Shoppe ABL Revolver will mature on December 16, 2022. We borrowed $70.0 million on December 16, 2019, which was used to consummate the Vitamin Shoppe Acquisition. Subject to the Intercreditor Agreement, we are required to repay borrowings under the Vitamin Shoppe ABL Revolver with the net cash proceeds of certain customary events (subject to certain customary reinvestment rights). Further, if the outstanding principal amount of the borrowings under the Vitamin Shoppe ABL Revolver at any time exceeds the lesser of $100.0 million and the borrowing base, less, in each case, a $10.0 million availability block, we must prepay any such excess. In addition, the Vitamin Shoppe ABL Agreement includes customary affirmative and negative covenants binding on us and our subsidiaries, including delivery of financial statements, borrowing base certificates and other reports.

Sears Outlet Credit Agreement. On October 23, 2019 in connection with the Sears Outlet Acquisition, we, through indirect subsidiaries, entered into the Sears Outlet Credit Agreement that provides for a $105.0 million first priority senior secured term loan (the "Sears Outlet Term Loan"), net of financing costs of $2.8 million, which matures on October 23, 2023. We repaid the Sears Outlet Term Loan on February 14, 2020 in connection with the financing of the American Freight Acquisition.

Buddy's Credit Agreement. On July 10, 2019, in connection with the Buddy's Acquisition, we, through an indirect subsidiary, entered into the Buddy's Credit Agreement that provides for an $82.0 million first priority senior secured term loan which matures on July 10, 2024. On August 23, 2019 as part of the 41 stores acquisition from A-Team, the Buddy's Credit Agreement was amended. The amendment provides for a $23.0 million first priority senior secured loan (the “Buddy’s Additional Term Loan”), net of financing costs of $0.4 million. We repaid the amounts outstanding under the Buddy’s Credit Agreement on February 14, 2020 in connection with the financing of the American Freight Acquisition.

Liberty Tax Credit Agreement. On May 16, 2019, we entered into a new credit agreement (the "Liberty Tax Credit Agreement") which provides for a $135.0 million senior revolving credit facility (the "Revolving Credit Facility"), a $10.0 million sub-facility for the issuance of letters of credit, and a $20.0 million swingline loan sub-facility. On October 2, 2019, we amended the Liberty Tax Credit Agreement to extend the maturity date to October 2, 2022, from the original maturity date of May 31, 2020 and decrease the aggregate amount of commitments from $135.0 million to $125.0 million as of October 2, 2019. The Liberty Tax Credit Agreement includes customary affirmative, negative, and financial covenants, including delivery of financial statements and other reports and maintenance of existence. On February 14, 2020, we amended certain provisions of the Liberty Tax Credit Agreement to provide for the gradual reduction of the commitments under the Liberty Tax Credit Agreement and a maturity date of April 30, 2020.

For more information on the long-term obligations, refer to "Note 10 - Long-Term Obligations”, to the Consolidated Financial Statements in Item 8.

Other factors affecting our liquidity

Seasonality of cash flow. Our Liberty Tax segment's tax return preparation business is seasonal, and most of its revenues and cash flow are generated during the period from late January through April 30 each year. Following each tax season, from May 1 through late January of the following year, it relies significantly on excess operating cash flow from the previous season, from cash payments made by franchisees who purchase new territories prior to the next tax season, and on the use of its credit facility to fund its operating expenses and invest in the future growth of the business. Its business has historically generated a strong cash flow from operations on an annual basis. The Liberty Tax segment devotes a significant portion of its cash resources during the off-season to finance the working capital needs of its franchisees, and expenditures for property, equipment and software.

Franchisee lending and potential exposure to credit loss. A portion of our cash flow during the year is utilized to provide funding to our franchisees. At December 28, 2019, our total balance of loans to franchisees for working capital and equipment loans, representing cash we had advanced to the franchisees, was $25.2 million. In addition, at that date, our franchisees and ADs together owed us an additional $50.5 million, net of unrecognized revenue of $4.9 million, representing unpaid royalties, the unpaid purchase price for franchise territories and other amounts.

Our Liberty Tax segment franchise agreements allow us to obtain repayment of amounts due to us from our franchisees through an electronic fee intercept program before our franchisees receive the net proceeds from tax preparation and other fees they have charged to their customers on tax returns associated with tax settlement products. Therefore, we are able to minimize the nonpayment risk associated with amounts outstanding from franchisees by obtaining direct electronic payment in the ordinary course throughout the tax season. The unpaid amounts owed to us from our franchisees and ADs are collateralized by the underlying franchise or area and, when the franchise or area owner is an entity, are generally guaranteed by the owners of the respective entity. Accordingly, to the extent a franchisee or AD does not satisfy its payment obligations to us, we may repossess the underlying franchise or area in order to resell it in the future. At December 28, 2019, we had an investment in impaired accounts and notes receivable and related interest receivable of approximately $13.4 million. We consider accounts and notes receivable to be impaired if the amounts due exceed the fair value of the underlying franchise and estimate an allowance for doubtful accounts based on that excess. Amounts due include the recorded value of the accounts and notes receivable reduced by the allowance for uncollected interest, amounts due to ADs for their portion of franchisee receivables, any related unrecognized revenue and amounts owed to the franchisee or AD by us. In establishing the fair value of the underlying franchise, we consider net fees of open territories and the number of unopened territories. At December 28, 2019, our allowance for doubtful accounts for impaired accounts and notes receivable was $6.1 million.

Tax Receivable Agreement. We may be required to make TRA payments to the Buddy’s Members. Under the terms of the TRA, we will pay the Buddy's Members 40% of the cash savings, if any, in federal, state and local taxes that we realize or are deemed to realize as a result of any increases in tax basis of the assets of New Holdco resulting from future redemptions or exchanges of New Holdco units held by the Buddy's Members. Any future obligations and the timing of such payments under the TRA, however, are subject to several factors, including (i) the timing of subsequent exchanges of New Holdco units by the Buddy’s Members, (ii) the price of our common stock at the time of exchange, (iii) the extent to which such exchanges are taxable, (iv) the ability to generate sufficient future taxable income over the term of the TRA to realize the tax benefits and (v) any future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we would not be required to make the related TRA payments. As a result of these uncertainties, we cannot estimate the amount of total potential TRA payments. Although the amount of the TRA payments would reduce the total cash flow to us and New Holdco, we expect the cash tax savings we will realize from the utilization of the related tax benefits would be sufficient to fund the required payments. Therefore, we do not believe the TRA payments would materially affect our liquidity.

Dividends. See "Item 5-Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

Future cash needs and capital requirements

Operating and financing cash flow needs. Following the American Freight Acquisitions and other transactions completed subsequent to December 28, 2019, our primary cash needs are expected to include the payment of scheduled debt and interest payments, capital expenditures and normal operating activities. We believe that the revolving credit facilities along with cash from operating activities, will be sufficient to support our cash flow needs for at least the next twelve months. At December 28, 2019, using the leverage ratio applicable under our loan covenants at the end of the period, our maximum unused borrowing capacity was $95.7 million.

Several factors could affect our cash flow in future periods, including the following:

•	The extent to which we extend additional operating financing to our franchisees and ADs, beyond the levels of prior periods.

•	The extent and timing of capital expenditures.

•	The extent and timing of future acquisitions.

•	Our ability to integrate our acquisitions and implement business and cost savings initiatives to improve profitability.

•	The extent, if any, to which our Board of Directors elects to continue to declare dividends on our common stock.

Compliance with debt covenants. Our revolving credit and long-term debt agreements impose restrictive covenants on us, including requirements to meet certain ratios. As of December 28, 2019, we were in compliance with all covenants under these agreements.

Off Balance Sheet Arrangements

From time to time, we have been party to interest rate swap agreements. These swaps effectively changed the variable-rate of our credit facility into a fixed-rate credit facility. Under the swaps, we received a variable interest rate based on the one-month LIBOR and paid a fixed interest rate. We entered into an interest rate swap agreement in relation to our mortgage payable to a bank, during fiscal 2017.

We also enter into forward contracts to eliminate exposure related to foreign currency fluctuations in connection with the short-term advances we make to our Canadian subsidiary in order to fund personal income tax refund discounting for our Canadian operations. At December 28, 2019, there were no forward contracts outstanding, but we expect to enter into forward contracts in the future during the Canadian tax season.

Critical Accounting Policies

The preparation of financial statements requires the use of estimates. Certain of our estimates require a high level of judgment and have the potential to have a material effect on the financial statements if actual results vary significantly from those estimates. Following is a discussion of the estimates that we consider critical.

Inventory. Inventory for our Buddy's segment is recorded at cost, including shipping and handling fees. All lease merchandise is available for lease or sale. Upon purchase, merchandise is not initially depreciated until it is leased or three months after the purchase date. Non-leased merchandise is depreciated on a straight-line basis over a period of 24 months. Leased merchandise is depreciated over the lease term of the rental agreement. On a weekly basis, all damaged, lost, stolen, or unsalable merchandise identified is written off. Maintenance and repairs of lease merchandise are charged to operations as incurred.

Inventory for our Sears Outlet segment is recorded at the lower of cost or market using the weighted-average cost method. Inventory includes the purchase price of the inventory plus costs of freight for moving merchandise from vendors to distribution centers as well as from distribution centers to stores.  We maintain a provision for estimated shrinkage based on the actual historical results of our physical inventories. We compare our estimates to the actual results of the physical inventory counts as they are taken and adjust the shrink estimates accordingly. We also record adjustments to the value of inventory equal to the difference between the carrying value and the estimated market value, based on assumptions about future demand or when a permanent markdown indicates that the net realizable value of the inventory is less than cost.

Inventory for our Vitamin Shoppe segment is recorded at the lower of cost or market value using the weighted-average cost method. Inventory includes costs directly incurred in bringing the product to its existing condition and location. In addition, the cost of inventory is reduced by purchase discounts and other allowances received from vendors. A markdown reserve is estimated based on a variety of factors, including, but not limited to, the amount of inventory on hand and its remaining shelf life, current and expected market conditions and product expiration dates. In addition, we have established a reserve for estimated inventory shrinkage based on the actual, historical shrinkage of our most recent physical inventories adjusted, and if necessary, for current economic conditions and business trends. Physical inventories and cycle counts are taken on a regular basis. These adjustments are estimates, which could vary significantly from actual results if future economic conditions, customer demand or competition differ from management expectations.

Long-Lived Assets. We review our long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. We measure recoverability by comparison of the carrying value of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. We recognize and measure potential impairment at the lowest level where cash flows are individually identifiable. If the carrying amount of an asset exceeds its estimated future cash flows, we recognize an impairment charge equal to the amount by which the carrying value of the asset exceeds the fair value of the asset. We determine fair value through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals. If assets are to be disposed of, we separately present these assets in the balance sheet and report them at the lower of the carrying amount or fair value less selling costs, and no longer depreciate them. When we have assets classified as held for sale, we present them separately in the appropriate asset section of the balance sheet.

Business Combinations-Purchase Price Allocation. For acquisitions we allocated the purchase price to the various tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values, which are preliminary as of December 28, 2019. Determining the fair value of certain assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions, which are inherently uncertain. Many of the estimates and assumptions used to determine fair values, such as those used for intangible assets are made based on forecasted information and discount rates. In addition, the judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations.

Recently Issued Accounting Standards

Refer to "Note 1. Organization and Significant Accounting Policies", in our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Franchise Group, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Franchise Group, Inc. and subsidiaries (the "Company") as of December 28, 2019 and the related consolidated statement of operations, comprehensive income (loss), stockholders' equity, and cash flows, for the transition period ended December 28, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2019 and the results of its operations and its cash flows for the transition period ended December 28, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 24, 2020, expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of Matter

Change in Fiscal Year-End

As discussed in Note 1 to the financial statements, effective October 1, 2019, the Company changed its fiscal year end from April 30 to the Saturday closest to December 31 of each year. As a result of this change, the financial statements reflect an eight-month transition period which began on May 1, 2019 and ended on December 28, 2019.

Acquisitions

As discussed in Notes 1, 2, and 16 to the financial statements, the Company completed several acquisitions during the transition period including acquisitions involving related parties.

/s/ Deloitte & Touche LLP

Richmond, Virginia
April 24, 2020

We have served as the Company's auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Franchise Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Franchise Group, Inc. and subsidiaries (the “Company”) as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the transition period ended December 28, 2019, of the Company and our report dated April 24, 2020, expressed an unqualified opinion on those financial statements and included emphasis of matter paragraphs regarding the Company’s change in fiscal year-end and significant acquisitions.

As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the Buddy’s Home Furnishings, Sears Outlet and Vitamin Shoppe segments, as these businesses were acquired during the transition period ended December 28, 2019. The financial statements of these acquired companies collectively constitute 75% of total assets and 90% of revenues, of the consolidated financial statement amounts as of and for the transition period ended December 28, 2019. Accordingly, our audit did not include the internal control over financial reporting at the Buddy’s Home Furnishings, Sears Outlet and Vitamin Shoppe segments.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

Design and operating effectiveness control deficiencies that constitute material weaknesses, either individually or in the aggregate. Contributing deficiencies included: (i) selecting and developing control activities that contribute to the mitigation of risks and support the achievement of objectives including systematic segregation of duties related to journal entry preparation and posting, (ii) selecting and developing control activities over information technology that restrict system access to those necessary to perform their job functions, preventing inappropriate changes to data and application systems, and controls over production systems including the completeness and accuracy of data, and (iii) identifying and assessing changes that could significantly impact the system of internal controls and deploying control activities such as reviews of purchase accounting, timely closing of subsidiary financial information, and reviews of subsidiary operating results, through policies that establish what is expected and procedures that put policies into action.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the transition period ended December 28, 2019, of the Company, and this report does not affect our report on such consolidated financial statements.

/s/ Deloitte & Touche LLP

Richmond, Virginia
April 24, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Liberty Tax, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Liberty Tax, Inc. and Subsidiaries (the “Company”) as of April 30, 2019 and 2018, and the related consolidated statements of operations, comprehensive operations, stockholders’ equity, and cash flows for each of the years in the two‑year period ended April 30, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two‑year period ended April 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Adoption of New Accounting Standard

As discussed in Note 8 to the consolidated financial statements, the Company changed its method for accounting for revenue as a result of the adoption of the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) effective May 1, 2018. Our opinion is not modified with respect to that matter.

/s/ Cherry Bekaert LLP

Virginia Beach, Virginia
June 27, 2019

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 28, 2019, April 30, 2019 and April 30, 2018

(In thousands, except share count and per share data)	12/28/2019	4/30/2019	4/30/2018
Assets
Current assets:
Cash and cash equivalents	$39,581	$22,983	$18,522
Current receivables, net	79,693	60,427	66,816
Inventories, net	300,312	—	—
Other current assets	20,267	9,682	14,370
Total current assets	439,853	93,092	99,708
Property, equipment, and software, net	150,147	32,676	38,636
Non-current receivables, net	18,638	6,812	5,589
Goodwill	134,301	6,566	8,640
Intangible assets, net	77,590	19,161	22,837
Operating lease right-of-use assets	462,610	—	—
Other non-current assets	15,406	1,694	2,593
Total assets	$1,298,545	$160,001	$178,003
Liabilities and Stockholders' Equity
Current liabilities:
Current installments of long-term obligations	$218,384	$13,108	18,113
Current operating lease liabilities	107,680	—	—
Accounts payable and accrued expenses	158,995	13,672	14,521
Other current liabilities	16,409	21,408	24,438
Total current liabilities	501,468	48,188	57,072
Long-term obligations, excluding current installments	245,236	1,940	2,270
Non-current operating lease liabilities	394,307	—	—
Other non-current liabilities	5,773	6,159	7,159
Total liabilities	1,146,784	56,287	66,501
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value per share, 180,000,000, 22,000,000 and 21,200,000 shares authorized, 18,250,225, 14,048,528 and 12,823,020 shares issued and outstanding at December 28, 2019, April 30, 2019 and April 30, 2018, respectively	183	140	128
Preferred stock, $0.01 par value per share, 20,000,000, 0 and 0 shares authorized, 1,886,667, 0 and 0 shares issued and outstanding at December 28, 2019, April 30, 2019 and April 30, 2018, respectively	19	—	—
Class B common stock, $0.01 par value per share, 0, 0 and 1,000,000 shares authorized, 0, 0 and 200,000 shares issued and outstanding at December 28, 2019, April 30, 2019 and April 30, 2018, respectively	—	—	2
Exchangeable shares, $0.01 par value, 0, 0 and 1,000,000 shares authorized, 0, 0 and 1,000,000 issued and outstanding, respectively	—	—	10
Additional paid-in capital	108,339	12,552	11,570
Accumulated other comprehensive loss, net of taxes	(1,538)	(1,910)	(1,347)
Retained earnings	18,388	92,932	101,139
Total equity attributable to Franchise Group, Inc.	125,391	103,714	111,502
Non-controlling interest	26,370	—	—
Total equity	151,761	103,714	111,502
Total liabilities and equity	$1,298,545	$160,001	$178,003

See accompanying notes to consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Transition Period Ended December 28, 2019, December 29, 2018 (Unaudited), and Years Ended April 30, 2019 and April 30, 2018

	Transition Period From 5/1/2019 -	Period From 5/1/2018 -	Twelve Months Ended
(In thousands, except per share data)	12/28/2019	12/29/2018	4/30/2019	4/30/2018
Revenues:
Product	$96,139	$—	$—	$—
Service and other	29,735	16,647	132,546	174,872
Rental	23,636	—	—	—
Total revenues	149,510	16,647	132,546	174,872
Operating expenses:
Cost of revenue:
Product	71,820	—	—	—
Service and other	768	—	—	—
Rental	8,661	—	—	—
Total cost of revenue	81,249	—	—	—
Selling, general, and administrative expenses	173,860	68,267	124,060	162,321
Restructuring expenses	—	9,345	9,345	4,952
Total operating expenses	255,109	77,612	133,405	167,273
Gain (loss) from operations	(105,599)	(60,965)	(859)	7,599
Other income (expense):
Other	37	(12)	(113)	63
Interest expense, net	(9,349)	(1,802)	(3,023)	(3,181)
Income (loss) before income taxes	(114,911)	(62,779)	(3,995)	4,481
Income tax expense (benefit)	(10,445)	(19,726)	(1,839)	4,346
Net income (loss)	(104,466)	(43,053)	(2,156)	135
Less: Net (income) loss attributable to non-controlling interest	36,039	—	—	(10)
Net income (loss) attributable to Franchise Group, Inc.	$(68,427)	$(43,053)	$(2,156)	$125

Net income (loss) per share of common stock:
Basic	$(4.11)	$(3.17)	$(0.16)	$0.01
Diluted	(4.11)	(3.17)	(0.16)	0.01

Weighted-average shares outstanding:
Basic	16,669,065	13,602,774	13,800,884	12,928,762
Diluted	16,669,065	13,602,774	13,800,884	13,977,748

See accompanying notes to consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
Transition Period Ended December 28, 2019, December 29, 2018 (Unaudited), and Years Ended April 30, 2019 and April 30, 2018

(In thousands)	Transition Period From 5/1/2019 -	Period From 5/1/2018 -	Twelve Months Ended
	12/28/2019	12/29/2018	4/30/2019	4/30/2018
Net income (loss)	$(104,466)	$(43,053)	$(2,156)	$135
Other comprehensive gain (loss)
Foreign currency translation adjustment	412	(654)	(527)	679
Unrealized (loss) gain on interest rate swap agreement, net of taxes of ($15), ($16), $(23) and $22, respectively	(40)	(18)	(36)	58
Other comprehensive gain (loss)	372	(672)	(563)	737
Comprehensive gain (loss)	(104,094)	(43,725)	(2,719)	872
Less: comprehensive loss attributable to non-controlling interest	35,911	—	—	—
Comprehensive gain (loss) attributable to Franchise Group, Inc.	$(68,183)	$(43,725)	$(2,719)	$872

See accompanying notes to consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
Transition Period Ended December 28, 2019

(In thousands)	Shares	Common stock	Shares	Preferred stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Total Franchise Group Equity	Non-controlling interest	Total Equity
Balance at May 1, 2019	14,049	$140	—	$—	$12,552	$(1,910)	$92,932	$103,714	$—	$103,714
Cumulative effect of adopted accounting standards, net	—	—	—	—	—	—	319	319	—	319
Buddy's Acquisition - issuance of Preferred Stock and New Holdco LLC units, net of taxes	—	—	1,617	16	87,934	—	—	87,950	—	87,950
Non-controlling interest in New Holdco LLC	—	—	—	—	(62,409)	—	—	(62,409)	62,409	—
Buddy's Partners Acquisition - issuance of Preferred Stock and New Holdco LLC units	—	—	270	3	16,197	—	—	16,200	—	16,200
Net loss	—	—	—	—	—	—	(68,427)	(68,427)	(36,167)	(104,594)
Total other comprehensive loss	—	—	—	—	—	372	—	372	128	500
Exercise of stock options	208	2	—	—	2,200	—	—	2,202	—	2,202
Stock-based compensation, net of taxes	74	1	—	—	2,991	—	—	2,992	—	2,992
Issuance of common stock related to Buddy's Acquisition	2,083	21	—	—	24,979	—	—	25,000	—	25,000
Issuance of common stock related to Sears Outlet Acquisition	3,333	33	—	—	39,967	—	—	40,000	—	40,000
Issuance of common stock related to Vitamin Shoppe Acquisition	2,439	25			31,118			31,143		31,143
Tender Offer	(3,936)	(39)			(47,190)			(47,229)		(47,229)
Dividend declared ($0.25 per share)	—	—	—	—	—	—	(6,436)	(6,436)	—	(6,436)
Balance at December 28, 2019	18,250	$183	1,887	$19	$108,339	$(1,538)	$18,388	$125,391	$26,370	$151,761

See accompanying notes to consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
Year Ended April 30, 2019

(In thousands)	Shares	Class A common stock	Shares	Class B common stock	Shares	Special voting preferred stock	Shares	Exchangeable stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Total Equity
Balance at May 1, 2018	12,823	$128	200	$2	—	$—	1,000	$10	$11,570	$(1,347)	$101,139	$111,502
Cumulative effect of adopted accounting standards, net	—	—	—	—	—	—	—	—	—	—	(3,794)	(3,794)
Net loss	—	—	—	—	—	—	—	—	—	—	(2,156)	(2,156)
Total other comprehensive loss	—	—	—	—	—	—	—	—	—	(563)	—	(563)
Conversion of preferred stock to common stock	—	—	—	—	—	—	(1,000)	(10)	—	—	—	(10)
Exercise of stock options	14	—	—	—	—	—	—	—	153	—	—	153
Stock-based compensation, net of taxes	12	—	—	—	—	—	—	—	829	—	—	829
Dividend declared ($0.16 per share)	—	—	—	—	—	—	—	—	—	—	(2,257)	(2,257)
Converted Class B common stock to Class common stock	1,200	12	(200)	(2)	—	—	—	—	—	—	—	10
Balance at April 30, 2019	14,049	$140	—	$—	—	$—	—	$—	$12,552	$(1,910)	$92,932	$103,714

See accompanying notes to consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
Year Ended April 30, 2018

(In thousands)	Shares	Class A common stock	Shares	Class B common stock	Shares	Special voting preferred stock	Shares	Exchangeable stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Total Equity
Balance at May 1, 2017	12,683	$127	200	$2	—	$—	1,000	$10	$8,371	$(2,084)	$110,029	$116,455
Net income	—	—	—	—	—	—	—	—	—	—	135	135
Total other comprehensive loss	—	—	—	—	—	—	—	—	—	737	—	737
Exercise of stock options	9	—	—	—	—	—	—	—	95	—	—	95
Stock-based compensation, net of taxes	131	1	—	—	—	—	—	—	3,104	—	—	3,105
Dividend declared ($0.64 per share)	—	—	—	—	—	—	—	—	—	—	(9,025)	(9,025)
Balance at April 30, 2018	12,823	$128	200	$2	—	$—	1,000	$10	$11,570	$(1,347)	$101,139	$111,502

See accompanying notes to consolidated financial statements.
FRANCHISE GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Transition Period Ended December 28, 2019, December 29, 2018 (Unaudited), and Years Ended April 30, 2019 and April 30, 2018

	Transition Period From 5/1/2019 -	Period From 5/1/2018 -	Twelve Months Ended
(In thousands)	12/28/2019	12/29/2018	4/30/2019	4/30/2018
Operating Activities
Net (loss) income	$(104,466)	$(43,053)	$(2,156)	$135
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	4,751	5,150	8,738	12,396
Depreciation, amortization and impairment charges	32,401	8,429	14,084	14,416
Amortization of debt issuance costs	319	169	38	155
Other loss including sale of property, equipment, and software	900	5,244	5,833	5,261
Stock-based compensation	3,102	604	999	3,680
Loss (gain) on bargain purchases and sales of Company-owned offices	(1,106)	(155)	694	(2,401)
Equity in (gain) loss of affiliate	115	46	(63)	(71)
Deferred tax expense (benefit)	(9,275)	(200)	586	(2,369)
Change in
Accounts, notes, and interest receivable and deferred revenue	5,176	6,714	(913)	(3,360)
Other assets	33,024	1,334	(3,487)	921
Accounts payable and accrued expenses	(4,414)	(12,510)	(338)	(320)
Income taxes receivable	(2,012)	(23,546)	(6,886)	(798)
Net cash provided by (used in) operating activities	(41,485)	(51,774)	17,129	27,645
Investing Activities
Issuance of operating loans to franchisees and ADs	(22,483)	(28,940)	(68,283)	(73,796)
Payments received on operating loans to franchisees and ADs	827	2,048	67,556	72,647
Purchases of Company-owned offices, AD rights, and acquired customer lists	(3,491)	(139)	(229)	(2,926)
Proceeds from sale of Company-owned offices and AD rights	279	1,207	1,229	451
Acquisition of business, net of cash acquired	(317,251)	—	—	—
Purchases of property, equipment, and software	(1,136)	(2,391)	(2,939)	(5,388)
Net cash used in investing activities	(343,255)	(28,215)	(2,666)	(9,012)
Financing Activities
Proceeds from the exercise of stock options	2,202	—	153	95
Repurchase of common stock and tax impact of stock compensation	—	—	(88)	1
Dividends paid	—	(2,244)	(2,244)	(8,922)
Repayment of other long-term obligations	(13,054)	(4,235)	(7,502)	(7,432)
Borrowings under revolving credit facility	129,260	75,946	123,615	178,251
Repayments under revolving credit facility	(25,403)	(3,692)	(123,615)	(178,251)
Issuance of common stock	96,143	—	—	—
Tender Offer	(47,229)	—	—
Payment for debt issue costs	(15,071)	—	—	—
Issuance of Debt	280,000	—	—	—
Cash paid for taxes on exercises/vesting of stock-based compensation	(110)	(83)	(83)	(576)
Net cash provided by (used in) financing activities	406,738	65,692	(9,764)	(16,834)
Effect of exchange rate changes on cash, net	165	(244)	(238)	296
Net increase in cash and cash equivalents and restricted cash	22,163	(14,541)	4,461	2,095
Cash and cash equivalents and restricted cash at beginning of year	22,983	18,522	18,522	16,427
Cash and cash equivalents and restricted cash at end of year	$45,146	$3,981	$22,983	$18,522
Supplemental Cash Flow Disclosure
Cash paid for taxes, net of refunds	$1,140	$4,031	$4,031	$7,393
Cash paid for interest, net of capitalized interest of $16, $19, $29 and $443	$4,180	$1,577	$2,734	$3,383

See accompanying notes to consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 28, 2019, April 30, 2019 and April 30, 2018

(1) Organization and Significant Accounting Policies

Description of Business. Franchise Group, Inc. (the "Company"), a Delaware corporation, is a franchisor, operator and acquirer of franchised and franchisable businesses that it believes it can scale using its operating expertise. On July 10, 2019, the Company formed Franchise Group New Holdco, LLC (“New Holdco”), which completed the acquisition of Buddy's Newco, LLC ("Buddy's") as described below and in "Note 2 - Acquisitions" in exchange for units of New Holdco ("New Holdco units") and voting non-economic preferred stock ("Preferred Stock") in the Company. On October 23, 2019, the Company completed the acquisition of the Sears Outlet segment as described in “Note 2 - Acquisitions”. On December 16, 2019, the Company completed the acquisition of Vitamin Shoppe as described in “Note 2 - Acquisitions”. New Holdco holds all of the Company’s operating subsidiaries.

Change in Fiscal Year-End. On October 1, 2019, the Board of Directors of the Company approved a change in the Company's fiscal year-end from April 30 to the Saturday closest to December 31 of each year, effective immediately. The decision to change the fiscal year-end was related to our recent acquisitions to more closely align the Company’s operations and internal controls with that of its subsidiaries. As a result of the change in the fiscal year-end, this Transition Report on Form 10-K/T reports the Company’s financial results for the period beginning on May 1, 2019 through December 28, 2019. The comparative information for the period from May 1, 2018 through December 29, 2018 presented in the notes hereto is unaudited as it represents an interim period during the fiscal year ended April 30, 2019.

Acquisitions. On December 16, 2019, the Company completed its acquisition of the Vitamin Shoppe segment pursuant to the terms of the Agreement and Plan of Merger, dated August 7, 2019 with Vitamin Shoppe, for an aggregate purchase price of $161.8 million.

On October 23, 2019, the Company completed its acquisition of the Sears Outlet segment and nine Buddy’s Home Furnishing franchises from Sears Hometown and Outlet Stores, Inc. pursuant to the terms of the Equity and Asset Purchase Agreement, dated as of August 27, 2019 for an aggregate purchase price of $128.8 million.

On September 30, 2019, the Company acquired 21 Buddy’s Home Furnishings stores from a series of franchisees of Buddy’s New Holdco, a wholly-owned direct subsidiary of the Company. In connection with the acquisition, the sellers received, in aggregate, 1,350,000 New Holdco units and 270,000 shares of Preferred Stock for an estimated purchase price of $16.2 million. In addition, the Company also forgave $0.6 million of receivables due to Buddy’s from the sellers. This resulted in an aggregated purchase price of $16.8 million.

On August 23, 2019, the Company acquired 41 Buddy’s Home Furnishing stores from A-Team Leasing LLC. (“A-Team”), a franchisee of its Buddy’s segment, for an aggregate purchase price of $26.6 million.

On July 10, 2019 (the "Buddy’s Acquisition Date"), the Company entered into and completed certain transactions contemplated by an Agreement of Merger and Business Combination Agreement with Buddy's, Franchise Group New Holdco, LLC, a wholly-owned direct subsidiary of the Company (“New Holdco”), Franchise Group B Merger Sub, LLC, a wholly-owned indirect subsidiary of New Holdco and Vintage RTO, L.P., solely in its capacity as the representative of the former equity holders of Buddy's (the "Buddy's Members"), to acquire Buddy's in a stock transaction (the "Buddy’s Acquisition"). At the Buddy’s Acquisition Date, each outstanding unit of Buddy’s was converted into the right to receive 0.459315 units of New Holdco (“New Holdco units”) and 0.091863 shares of Preferred Stock. The Buddy's Members may elect, following an initial six-month lockup period, which has expired, to redeem one New Holdco unit and one-fifth of a share of Preferred Stock in exchange for one share of our common stock. As of the Buddy’s Acquisition Date, on an as-converted basis, the Buddy's Members' aggregate ownership of New Holdco units and share of Preferred Stock represent approximately 36.44% of our outstanding common stock, which implies an enterprise value of Buddy's of approximately $122 million and an equity value of $12.00 per share of Common Stock. The Company is the sole managing member of New Holdco and it is consolidated for financial reporting purposes. New Holdco units held by the Buddy's Members are recorded as a non-controlling interest in the consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The assets acquired and the liabilities assumed in the acquisitions above are recorded at fair value in accordance with Accounting Standards Codification ("ASC") 805, "Business Combinations." Acquisition-related costs are expensed as incurred.

During the measurement period, which is not to exceed one year from the acquisitions, the Company may record adjustments to the acquired assets and liabilities assumed, with a corresponding offset to goodwill or the preliminary purchase price, to reflect new information obtained about facts and circumstances that existed as of the acquisition dates. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Segment Information. The Company currently operates in four reportable segments: Liberty Tax, Buddy’s, Sears Outlet, and Vitamin Shoppe. The Liberty Tax segment provides income tax services in the United States of America (the "U.S.") and Canada. The Buddy's segment is a specialty retailer engaged in the business of leasing and selling consumer electronics, residential furniture, appliances and household accessories. The Sears Outlet segment provides in-store and online access for customers to purchase new, one-of-a-kind, out-of-carton, discontinued, obsolete, used, reconditioned, and scratched and dented products, collectively "outlet-value products" across a broad assortment of merchandise categories, including home appliances, mattresses, furniture and lawn and garden equipment. The Vitamin Shoppe segment is an omni-channel specialty retailer and wellness lifestyle company with the mission of providing customers with the most trusted products, guidance and services to help them become their best selves. The Vitamin Shoppe offers a comprehensive assortment of nutritional solutions, including vitamins, minerals, specialty supplements, herbs, sports nutrition, homeopathic remedies, green living products, and natural beauty aids through proprietary brands.

The Liberty Tax segment's operating revenues are seasonal in nature, which has peak revenues occurring in the months of January through April. Therefore, results for interim periods and the Transition Period are not indicative of results to be expected for the full year.
Principles of Consolidation. The Company consolidates any entities in which it has a controlling interest, the usual condition of which is ownership of a majority voting interest. The Company is the sole managing member of New Holdco and possesses ownership of more than 50 percent of the outstanding voting shares. As a result, the Company consolidates the financial results of New Holdco and reports a non-controlling interest that represents the economic interest held by the Buddy's Members. The assets and liabilities of New Holdco reflect substantially all of the Company’s consolidated assets and liabilities with the exception of certain cash balances and deferred tax liabilities. As of December 28, 2019, the Company had an ownership interest of 65.4% in New Holdco and reported a non-controlling interest equal to 34.6%.
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
Basis of Presentation. Revenues have been classified into product, service and other and rental revenues as further discussed in "Note 8 - Revenue." Costs of sales for product includes the cost of merchandise, transportation and warehousing costs. Service and other costs of sales include the direct costs of warranties as well as, the cost of delivery and handling related to merchandise sold online. Rental cost of sales represents the amortization of inventory costs over the leased term. Other operating expenses, including employee costs, depreciation and amortization, and advertising expenses have been reclassified into selling, general and administrative expenses. The Company also includes occupancy costs in selling, general and administrative expenses.

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

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP").

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Merchandise Inventories. Inventory for the Buddy's segment is recorded at cost, including shipping and handling fees. All lease merchandise is available for lease or sale. Upon purchase, merchandise is not initially depreciated until it is leased or three months after the purchase date. Non-leased merchandise is depreciated on a straight-line basis over a period of 24 months. Leased merchandise is depreciated over the lease term of the rental agreement and recorded in rental cost of revenue. On a weekly basis, all damaged, lost, stolen, or unsalable merchandise identified is written off. Maintenance and repairs of lease merchandise are charged to operations as incurred.
Inventory for the Sears Outlet segment is recorded at the lower of cost or market using the weighted-average cost method. Inventory includes the purchase price of the inventory plus costs of freight for moving merchandise from vendors to distribution centers as well as from distribution centers to stores.  A provision for estimated shrinkage is maintained based on the actual historical results of physical inventories. Estimates are compared to the actual results of the physical inventory counts as they are taken and adjust the shrink estimates accordingly. Inventory values are adjusted to the difference between the carrying value and the estimated market value, based on assumptions about future demand or when a permanent markdown indicates that the net realizable value of the inventory is less than cost.

Inventory for the Vitamin Shoppe segment is recorded at the lower of cost or market value using the weighted-average cost method. Inventory includes costs directly incurred in bringing the product to its existing condition and location. In addition, the cost of inventory is reduced by purchase discounts and other allowances received from vendors. A markdown reserve is estimated based on a variety of factors, including, but not limited to, the amount of inventory on hand and its remaining shelf life, current and expected market conditions and product expiration dates. In addition, the Company has established a reserve for estimated inventory shrinkage based on the actual, historical shrinkage of our most recent physical inventories adjusted, if necessary, for current economic conditions and business trends. Physical inventories and cycle counts are taken on a regular basis. These adjustments are estimates, which could vary significantly from actual results if future economic conditions, customer demand or competition differ from management expectations.

Goodwill and Non-amortizing Intangible Assets. Goodwill and non-amortizing intangible assets, including the Buddy's and Vitamin Shoppe trade names, are not amortized, but rather tested for impairment at least annually. In addition, goodwill and non-amortizing intangible assets will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company performs a qualitative assessment to determine whether it is more likely than not that each reporting unit's fair value is less than its carrying value, including goodwill. If the Company determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, the Company then estimates the fair value. The Company uses a combination of a market multiple method and a discounted cash flow method to estimate the fair value of its reporting units and recognizes goodwill impairment for any excess of the carrying amount of a reporting unit’s goodwill over its estimated fair value. The Company evaluates the Buddy's and Vitamin Shoppe trade name for impairment by comparing its fair value, based on an income approach using the relief-from-royalty method, to its carrying value. If the carrying value of the asset exceeds its estimated fair value, an impairment loss is recognized in an amount equal to that excess. The Company's reporting units are determined in accordance with the provisions of Accounting Standards Codification (“ASC”) 350, “Intangibles - Goodwill and Other (Topic 350).” The Company performs its annual impairment testing of goodwill and non-amortizing intangible assets during the third quarter of each year. Refer to “Note 7 - Goodwill and Intangible Assets” for additional information on the results of the impairment tests.

Intangible Assets and Asset Impairment. Amortization of intangible assets is calculated using the straight-line method over the estimated useful lives of the assets, generally from two to ten years. Long-lived assets, such as property, equipment, and software, and other purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. Recognition and measurement of a potential impairment is performed for these assets at the lowest level where cash flows are individually identifiable. If the carrying amount of an asset exceeds its estimated future

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary.

Property, Equipment, and Software. Property, equipment, and software are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, generally three to five years for computer equipment, three to seven years for software, five to seven years for furniture and fixtures, and twenty to thirty years for buildings. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the assets. Certain allowable costs of software developed or obtained for internal use are capitalized and typically amortized over the estimated useful life of the software.

Comprehensive Income. Comprehensive income consists of net income, foreign currency translation adjustments, and the unrealized gains or losses on derivatives determined to be cash flow hedges, net of taxes.

Advertising Expenses. Advertising costs, which consists primarily of direct mail, radio, print media and online advertisements intended to attract new franchisees and customers, are expensed in the period incurred.

Insurance Programs. The Company maintains its own insurance arrangements with third-party insurance companies for exposures incurred for a number of risks including worker's compensation and general liability claims. The liability represents an estimate of the discounted cost of claims incurred and is recorded in other current and long-term liabilities. The Company may use restricted cash as collateral for these programs which is recorded in "Other non-current assets".

Stock-Based Compensation. The Company records the cost of its employee stock-based compensation as compensation expense in its consolidated statements of operations. Compensation costs related to stock options are based on the grant-date fair value of awards using the Black-Scholes-Merton option pricing model and considering forfeitures. Compensation costs related to restricted stock units are based on the grant-date fair value and are amortized on a straight-line basis over the vesting period. The Company recognizes compensation costs for an award that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Revenue Recognition. The following is a description of the principal activities from which the Company generates its revenues. For more detailed information regarding reportable segments, see "Note 18 - Segments."

•
Product sales: These include sales of merchandise at the stores and online. Revenue is measured based on the amount of fixed consideration that the Company expects to receive, reduced by estimates for variable consideration such as returns. Revenue also excludes any amounts collected from customers and remitted or payable to governmental authorities. In arrangements where the Company has multiple performance obligations, the transaction price is allocated to each performance obligation using the relative stand-alone selling price. The Company recognizes revenues from retail operations upon the transfer of control of goods to the customer. The Company satisfies its performance obligations at the point of sale for retail store transactions and upon delivery for online transactions. The Company recognized revenue for retail store and online transactions including commissions on extended-service plans when it transfers control of the goods to the customer. The performance obligation is generally satisfied in the following reporting period. Merchandise sales also include payments received for the exercise of the early purchase option offered through rental-purchase agreements or merchandise sold through point of sale transactions. Revenue for merchandise sales associated with rental purchase agreements is recognized when payment is received, and ownership of the merchandise passes to the customer. The remaining net value of merchandise sold is recorded to cost of sales at the time of the transaction.

•
Service and other sales: These include royalties and advertising fees from franchisees, fees from the sales of franchises and area developer territories, financial products, interest income from loans to franchisees and ADs, tax preparation services in our Company-owned stores, electronic filing fees, commissions on merchandise sales made through www.sears.com, services and extended-service plans and financing programs. Commissions earned on services are presented net of related costs because the Company is acting as an agent in arranging the services for the customer and does not control the services being rendered. The Company recognizes franchise fee and AD fee revenue for the sales of individual territories on a straight-line basis over the initial contract term when the obligations of the Company to prepare the franchisee and AD for operation are substantially complete, not to exceed the estimated amount of cash to be received. Royalties and advertising fees are recognized as franchise territories

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

generate sales. Tax return preparation fees and financial products revenue are recognized as revenue in the period the related tax return is filed for the customer. Discounts for promotional programs are recorded at the time the return is filed and are recorded as reductions to revenues. Interest income on notes receivable is recognized based on the outstanding principal note balance less unrecognized revenue unless it is put on non-accrual status. Interest income on the unrecognized revenue portion of notes receivable is recognized when received. For accounts receivable, interest income is recognized based on the outstanding receivable balance over 30 days old, net of an allowance.

•
Rental revenue: The Company provides merchandise, consisting of consumer electronics, computers, residential furniture, appliances, and household accessories to its customers pursuant to rental-purchase agreements which provide for weekly, semi-monthly or monthly non-refundable rental payments. The average rental term is twelve to eighteen months and the Company maintains ownership of the lease merchandise until all payment obligations are satisfied under sales and lease ownership agreements. Customers have the option to purchase the leased goods at any point in the lease term. Customers can terminate the agreement at the end of any rental term without penalty. Therefore, rental transactions are accounted for as operating leases and rental revenue is recognized over the rental term. Cash received prior to the beginning of the lease term is recorded as deferred revenue. Revenue related to various payment, reinstatement or late fees are recognized when paid by the customer at the point service is provided. The Company offers additional product plans along with rental agreements that provide customers with liability protection against significant damage or loss of a product, and club membership benefits, including various discount programs, product services and replacement benefits in the event merchandise is damaged or lost. Customers renew product plans in conjunction with their rental term renewals and can cancel the plans at any time. Revenue for product plans is recognized over the term of the plan.

Leases. The Company's lease portfolio primarily consists of leases for its retail store locations and office space. The Company also leases certain office equipment under finance leases. The Company subleases some of its real estate and equipment leases. The Company determines if an arrangement is a lease at inception by evaluating whether the arrangement conveys the right to use an identified asset and whether the Company obtains substantially all of the economic benefits from and has the ability to direct the use of the asset. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets; the Company recognizes expense for these leases on a straight-line basis over the lease term. For leases with an initial term in excess of 12 months, lease right-of-use assets and lease liabilities are recognized based on the present value of the future lease payments over the committed lease term at the lease commencement date. The Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate and the information available at the lease commencement date in determining the present value of future lease payments. Most leases include one or more options to renew and the exercise of renewal options is at the Company’s sole discretion. The Company does not include renewal options in its determination of the lease term unless the renewals are deemed to be reasonably certain at lease commencement. Operating lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease right-of-use assets are periodically reviewed for impairment losses. The Company uses the long-lived assets impairment guidance in ASC Subtopic 360-10, “Property, Plant, and Equipment - Overall,” to determine whether a right-of-use asset is impaired, and if so, the amount of the impairment loss to recognize.

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

Derivative Instruments and Hedging Activities. The Company recognizes all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values. For derivatives designated in hedging relationships, changes in fair value are either offset through earnings against the change in fair value of the hedged item attributable to the risk being hedged or recognized in accumulated other comprehensive loss to the extent the derivative is effective at offsetting the changes in cash flows being hedged until the hedged item affects earnings.

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

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Deferred Income Taxes. In December 2017, the U.S. enacted the Tax Cuts & Jobs Act, which made significant changes to U.S. federal income tax law, including a reduction of the statutory federal corporate income tax rate from 35.0% to 21.0% and changes or limitations to certain deductions. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities, which are shown on our consolidated balance sheets, are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has elected to classify interest charged on a tax settlement in interest expense, and accrued penalties, if any, in selling, general, and administrative expenses.

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

Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, "Leases (Topic 842)" and subsequent amendments, which replaced previous lease accounting guidance in GAAP and require lessees to recognize right-of-use assets and corresponding lease liabilities on the consolidated balance sheets for all in-scope leases with a term of greater than 12 months and require disclosure of certain quantitative and qualitative information pertaining to an entity's leasing arrangements. The Company adopted the requirements of the standard on May 1, 2019, using the optional modified retrospective transition method provided by accounting pronouncement, ASU No. 2018-11, "Leases (Topic 842): Targeted Improvements." ASU 2018-11 allows entities to initially apply ASU 2016-02 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, the Company's reporting for comparative periods presented in the year of adoption will continue to be in accordance with ASC 840, "Leases (Topic 840)" ("ASC 840"). The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, permitted the Company to carry forward the historical lease classification for leases that commenced before the effective date of the new standard. The Company elected to not separate non-lease components from lease components for all classes of underlying assets. The Company did not elect the hindsight practical expedient, which permits the use of hindsight when determining lease term and impairment of right-of-use assets. Adoption of the standard resulted in the recognition of lease right-of-use assets of $8.4 million, lease liabilities of $8.7 million and a reduction to retained earnings of $0.3 million, net of tax, as of April 30, 2019. The adoption of the standard did not have a material impact on the Company's consolidated statements of operations or consolidated statements of cash flows. Refer to "Note 9 - Leases" for additional information related to the Company's accounting for leases.

In June 2016, the FASB issued ASU No. 2016-13, "Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which changes how companies will measure credit losses for most financial assets and certain other instruments that aren't measured at fair value through net income. The standard replaces the "incurred loss" approach with an

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

"expected loss" model for instruments measured at amortized cost (which generally will result in the earlier recognition of allowances for losses) and requires companies to record allowances for available-for-sale debt securities, rather than reduce the carrying amount. In addition, companies will have to disclose significantly more information, including information used to track credit quality by year of origination, for most financing receivables. The ASU should be applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the standard is effective. The ASU is effective for U.S. Securities and Exchange Commission ("SEC") filers that are smaller reporting companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018, and interim periods therein. The ASU is effective for the Company for the fiscal year beginning January 1, 2023. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This standard eliminates Step 2 from the goodwill impairment test. Instead, an entity should compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The ASU is effective for SEC filers that are not smaller reporting companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 and for smaller reporting companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018, and interim periods therein. The ASU is effective for the Company for the fiscal year beginning January 1, 2023. The Company is currently evaluating the impact of the adoption of this standard to its consolidated financial statements.

(2) Acquisitions

Vitamin Shoppe Acquisition

On December 16, 2019, the Company, pursuant to the terms of the Agreement and Plan of Merger with Vitamin Shoppe, the Company completed the Vitamin Shoppe Acquisition for an aggregate purchase price of $161.8 million. The Company accounted for the transaction as a business combination using the acquisition method of accounting.

The table below summarizes the preliminary estimates of the fair values of the identifiable assets acquired and liabilities assumed in the Vitamin Shoppe Acquisition as of December 16, 2019. The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in an adjustment to the preliminary values presented below, when management's appraisals and estimates are finalized. The Company is awaiting additional information to finalize the valuation of various balances, which include the acquired intangible assets, measurement of the lease right-of-use assets, inventory, and property and equipment.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(In thousands)	Preliminary 12/16/2019
Cash and cash equivalents	$2,792
Current receivables, net	8,995
Inventories, net	188,500
Other current assets	15,317
Property, equipment, and software, net	127,849
Goodwill	4,951
Intangible assets, net	12,000
Operating lease right-of-use assets	326,330
Other non-current assets	2,698
Total Assets	689,432
Current installments of long-term obligations	60,928
Current operating lease liabilities	73,009
Accounts payable and accrued expenses	80,312
Other current liabilities	4,354
Long-term obligations, excluding current installments	398
Non-current operating lease liabilities	308,306
Other non-current liabilities	308
Total Liabilities	527,615
Consideration transferred	$161,817

Goodwill is calculated as the excess of the purchase price over the fair value of the net assets acquired. The goodwill recognized is attributable to operational synergies in the expected franchise models and growth opportunities.

The Company identified the Vitamin Shoppe tradename as an indefinite-lived intangible asset with a fair value of $12.0 million. The tradename is not subject to amortization but will be evaluated annually for impairment. The allocation of the purchase price to intangible assets as well as their estimated useful lives, is preliminary and may be adjusted.

Lease right-of-use assets and lease liabilities consists of leases for retail store locations, vehicles and office equipment. The lease right of use assets incorporates a negative adjustment of $54.3 million, net for favorable and unfavorable Vitamin Shoppe leases (as compared to prevailing market rates) which will be amortized over the remaining lease terms.

The acquired property, equipment, and software consists of leasehold improvements of $44.7 million, furniture, fixtures and equipment of $47.1 million, software of $35.5 million, construction in progress of $1.1 million and a finance lease asset of $0.9 million.

Sears Outlet Acquisition

On October 23, 2019, the Company completed the Sears Outlet Acquisition pursuant to the terms of the Equity and Asset Purchase Agreement, dated as of August 27, 2019, for an aggregate purchase price of $128.8 million. The Company accounted for the transaction as a business combination using the acquisition method of accounting.

Initially, the purchase price was allocated to the assets acquired and liabilities assumed, based upon their preliminary fair values as previously reported in the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2019. During the Transition Period, the Company identified certain measurement period adjustments related to the fair value of opening balances of inventory, property, equipment, and software, lease right-of-use assets, net for favorable and unfavorable leases, lease liabilities and certain working capital accounts. The total purchase price declined by $2.5 million due to final working capital adjustments, and the valuation of net identifiable assets declined by $23.8 million resulting in a $21.3 million increase in goodwill. The income statement effect of these measurement period adjustments for the Sears Outlet Acquisition that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition dates is immaterial. The table below summarizes the preliminary estimates and adjustments recorded to-date during the measurement period of the fair values of the identifiable assets acquired and liabilities assumed in the Sears Outlet Acquisition as of the

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

acquisition date. The estimates of fair value continue to be preliminary as the Company is in the final stages of completing its appraisals. The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in an adjustment to the preliminary values presented below, when management's appraisals and estimates are finalized.

(In thousands)	Preliminary 10/23/19
Cash and cash equivalents	$1,695
Current receivables, net	349
Inventories, net	99,200
Other current assets	17,099
Property, equipment and software, net	11,132
Goodwill	31,028
Operating lease right-of-use assets	117,061
Other non-current assets	325
Total assets	277,889
Current operating lease liabilities	27,409
Accounts payable and accrued expenses	43,779
Other current liabilities	5,297
Non-current operating lease liabilities	70,392
Other non-current liabilities	2,216
Total liabilities	149,093
Consideration transferred	$128,796

Goodwill is calculated as the excess of the purchase price over the fair value of the net assets acquired. The goodwill recognized is attributable to operational synergies in the expected franchise models and growth opportunities.

Lease right-of-use assets and lease liabilities consists of leases for retail store locations and office space. The lease right-of-use assets incorporate an additional measurement period adjustment of $12.6 million, net for favorable and unfavorable leases (as compared to prevailing market rates) which will be amortized over the remaining lease terms. The acquired inventories incorporate an additional measurement period adjustment decrease of $21.6 million, which is inclusive of a closing balance sheet adjustment and refinement of the fair value measurement.

The acquired property, equipment and software consists of leasehold improvements of $4.5 million, furniture, fixtures and equipment of $5.5 million, software of $1.0 million and land and land improvements of $0.2 million.

Assets held for sale relate to five Sears Outlet stores and nine Buddy’s Home Furnishing Stores acquired and immediately sold to third parties for $15.0 million. Refer to "Note 3 - Assets Disposition" for further discussion.

Buddy's Acquisition

On the Buddy's Acquisition Date, the Company completed the Buddy's Acquisition. At the Buddy's Acquisition Date, each outstanding unit of Buddy's was converted into the right to receive 0.459315 New Holdco units and 0.091863 shares of Preferred Stock. The Buddy's Members may elect, following an initial six-month lockup period, which has expired, to cause New Holdco and the Company to redeem one New Holdco Unit and one-fifth of a share of Preferred Stock in exchange for one share of common stock of the Company. As of the Buddy's Acquisition Date, on an as-converted basis, the Buddy's Members' aggregate ownership of New Holdco units and shares of Preferred Stock represent approximately 36.44% of the Company's outstanding common stock, which implies an enterprise value for Buddy's of approximately $122 million and an equity value of $12.00 per share of common stock. The Company is the sole managing member of New Holdco, which will be consolidated for financial reporting purposes. New Holdco units held by the Buddy's Members will be recorded as a non-controlling interest on the consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

The table below summarizes the preliminary estimates of the fair values of the identifiable assets acquired and liabilities assumed, net of fair value adjustments in the Buddy's Acquisition as of the acquisition date.

(In thousands)	Preliminary 7/10/2019
Cash and cash equivalents	$181
Current receivables, net	13,658
Inventories, net	9,620
Other current assets	1,291
Property, equipment, and software, net	1,592
Goodwill	75,038
Intangible assets, net	29,300
Operating lease right-of-use assets	10,564
Other non-current assets	857
Total Assets	142,101
Current installments of long-term obligations	25,403
Current operating lease liabilities	1,402
Accounts payable and accrued expenses	5,354
Long-term obligations, excluding current installments	616
Non-current operating lease liabilities	11,507
Other non-current liabilities	819
Total Liabilities	45,101
Consideration transferred	$97,000

Goodwill is calculated as the excess of the purchase price over the fair value of the net assets acquired. The goodwill recognized is attributable to operational synergies in the expected franchise models and growth opportunities.

Intangible assets, net consist of three separately identified assets. The Company identified the Buddy's tradename as an indefinite-lived intangible asset with a fair value of $11.1 million. The Company also recognized an asset of $10.5 million for franchise agreements and $7.7 million for customer contracts with useful lives of 10 years and 6 years, respectively. The allocation of the purchase price to intangible assets as well as their estimated useful lives, is preliminary and may be adjusted.

The Company recorded a measurement period adjustment related to the intangible assets and deferred tax liability associated with the Buddy’s Acquisition. The adjustment reduced goodwill and increased the net assets acquired by $11.1 million.

Lease right-of-use assets and lease liabilities consists of leases for retail store locations, vehicles and office equipment. The lease right of use assets incorporates an adjustment of $2.4 million, net for favorable and unfavorable Buddy's leases (as compared to prevailing market rates) which will be amortized over the remaining lease terms. During the three months ended October 31, 2019, the Company updated the valuation of operating lease right-of-use assets, finance lease assets, operating

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

lease liabilities, and finance lease liabilities and recorded a measurement period adjustment decreasing fixed assets and decreasing total liabilities by approximately $2.9 million with no impact to goodwill.

Other acquisitions

Subsequent to December 28, 2019, the Company completed the American Freight Acquisition. Refer to "Note 19 - Subsequent Events", for further details of the American Freight Acquisition.

On September 30, 2019, the Company acquired 21 Buddy’s Home Furnishings stores (the “Buddy’s Partners Acquisition”) from franchisees of the Company's Buddy’s segment. In connection with the Buddy's Partners Acquisition, the sellers received, in aggregate, 1,350,000 New Holdco units and 270,000 shares of Preferred Stock with an estimated fair value of $16.2 million. In addition to the issuance of New Holdco units and Preferred Stock, the Company also forgave $0.6 million of receivables due to Buddy’s from the sellers. This resulted in a total aggregate purchase price of $16.8 million.

On August 23, 2019, the Company acquired 41 Buddy’s Home Furnishing stores from A-Team, a franchisee of the Buddy’s segment, for the total consideration of $26.6 million (the "A-Team Leasing Acquisition").

The table below summarizes the final purchase price allocation adjustments made to the preliminary estimates of the fair values of the identified assets acquired and liabilities assumed at the acquisition date.

Recognized amounts of identifiable assets acquired and liabilities assumed:

	Buddy's Partners Acquisition	A-Team Leasing Acquisition
(In thousands)	Preliminary 9/30/2019	Preliminary 8/23/2019
Cash and cash equivalents	$6	$8
Current receivables, net	29	—
Inventories, net	4,832	8,294
Other current assets	184	35
Property, equipment and software, net	1,165	2,481
Goodwill	7,217	6,287
Intangible assets, net	4,500	9,500
Operating lease right-of-use assets	2,498	4,211
Total assets	20,431	30,816
Current operating lease liabilities	530	1,628
Accounts payable and accrued expenses	777	18
Non-current operating lease liabilities	1,938	2,532
Other non-current liabilities	354	—
Total liabilities	3,599	4,178
Consideration transferred	$16,832	$26,638

Intangible assets acquired are as follows:

	Buddy's Partners Acquisition		A-Team Leasing Acquisition
(In thousands)	Useful life	Estimated fair value	Useful life	Estimated fair value
Re-acquired franchise rights	4	$2,600	7	$6,400
Customer contracts	5	1,900	6	3,100
Total intangible assets		$4,500		$9,500

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Acquisition costs

As of the Transition Period, we have incurred approximately $17.4 million of acquisition-related costs for the Vitamin Shoppe Acquisition, the Sears Outlet Acquisition, the Buddy’s Acquisition, the A-Team Leasing Acquisition, and the Buddy’s Partners Acquisition. These costs include investment banker fees, legal fees, due diligence and other external professional costs that we have recorded in selling, general, and administrative expenses.

Pro forma financial information

The following unaudited consolidated pro forma summary has been prepared by adjusting the Company's historical data to give effect to the American Freight Acquisition, the Vitamin Shoppe Acquisition, the Sears Outlet Acquisition, the Buddy's Acquisition, the A-Team Leasing Acquisition and the Buddy's Partners Acquisition as if they had occurred on May 1, 2018.

	(Unaudited)
(In thousands)	Transition Period Ended 12/28/2019	Fiscal Year Ended 4/30/2019
Revenue	$1,039,819	$2,266,656
Net loss	$(101,632)	$(43,299)

The unaudited consolidated pro forma financial information was prepared in accordance with accounting standards and is not necessarily indicative of the results of operations that would have occurred if the American Freight Acquisition, Vitamin Shoppe Acquisition, the Sears Outlet Acquisition, the Buddy's Acquisition, the A-Team Leasing Acquisition or the Buddy's Partners Acquisition had been completed on the date indicated, nor is it indicative of the future operating results of the Company.

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

(3) Assets Disposition

On October 23, 2019, immediately following the completion of the Sears Outlet Acquisition, the Company entered into an asset purchase agreement and completed the sale of five Sears Outlet stores previously acquired in the Sears Outlet Acquisition, for $15.0 million as well as the sale of nine Buddy’s Home Furnishings franchises also previously acquired in the Sears Outlet Acquisition for $1 to an unrelated third-party. These assets were initially classified as assets held for sale and recognized at fair value on the acquisition date. Therefore, the concurrent sale of these stores was a non-cash transaction which resulted in no gain or loss to the Company. The five Sears Outlet stores sold are now franchise locations within the Sears Outlet segment and the nine Buddy's Home Furnishings franchise locations continue to be reported in the Buddy's segment.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(4) Notes and Accounts Receivable

Current and non-current receivables, as of December 28, 2019, April 30, 2019 and April 30, 2018 are presented in the consolidated balance sheets as follows:

	12/28/2019	4/30/2019	4/30/2018
	(In thousands)
Accounts receivable, net	$44,333	$47,011	$52,517
Notes receivable	37,994	21,097	24,295
Interest receivable, net	3,132	1,718	1,526
Income tax receivable	3,356	1,784	—
Allowance for doubtful accounts	(9,122)	(11,183)	(11,522)
Current receivables, net	79,693	60,427	66,816
Notes receivable - non-current	19,501	7,445	6,554
Allowance for doubtful accounts - non-current	(863)	(633)	(965)
Non-current receivables, net	18,638	6,812	5,589
Total receivables	$98,331	$67,239	$72,405

The Company provides select financing to ADs and franchisees for the purchase of franchises, areas, Company-owned offices, and operating loans for working capital and equipment needs. The franchise-related notes generally are payable over five years and the operating loans generally are due within one year. Most notes bear interest at 12%.

Most of the notes receivable are due from the Company's franchisees and AD and are collateralized by the underlying franchise and when the franchise or AD is an entity, are guaranteed by the owners of the respective entity. The debtors' ability to repay the notes is dependent upon both the performance of the franchisee's industry as a whole and the individual franchise or AD areas.

The table above does not include unrecognized revenue. Unrecognized revenue relates to the portion of franchise fees and AD fees that the Company has not yet recognized, in the case of sales of Company-owned offices, the financed portion of gains related to these sales in each case where revenue has not yet been recognized. For gains related to the sale of Company-owned offices, revenue is recorded as note payments are received by the Company. The Company evaluates the amount it anticipates collecting for AD and franchise fees on a periodic basis. Unrecognized revenue was $4.9 million, $6.6 million and $12.5 million at December 28, 2019, April 30, 2019 and April 30, 2018, respectively.

Allowance for Doubtful Accounts

The adequacy of the allowance for doubtful accounts is assessed on a quarterly basis and adjusted as deemed necessary. Management believes the recorded allowance is adequate based upon its consideration of the estimated value of the franchises and AD areas, which collateralize the receivables. Any adverse change in the individual franchisees' or ADs' areas could affect the Company's estimate of the allowance.

Activity in the allowance for doubtful accounts for the Transition Period, and years ended April 30, 2019 and April 30, 2018 was as follows:

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	12/28/2019	4/30/2019	4/30/2018
	(In thousands)
Balance at beginning of year	$11,816	$12,487	$12,020
Provision for doubtful accounts	5,375	8,738	12,396
Write-offs	(7,252)	(9,322)	(12,024)
Foreign currency adjustment	46	(87)	95
Balance at end of year	$9,985	$11,816	$12,487

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

Analysis of Past Due Receivables

The breakdown of accounts and notes receivable past due at December 28, 2019, April 30, 2019 and April 30, 2018 was as follows:

	12/28/2019
(In thousands)	Past due	Current	Interest receivable, net	Total receivables
Accounts receivable	$30,192	$14,141	$—	$44,333
Notes and interest receivable, net	8,471	49,024	3,132	60,627
Total accounts, notes, and interest receivable, net	$38,663	$63,165	$3,132	$104,960

	4/30/2019
(In thousands)	Past due	Current	Interest receivable, net	Total receivables
Accounts receivable	$20,787	$26,224	$—	$47,011
Notes and interest receivable, net	15,561	12,981	1,718	30,260
Total accounts, notes, and interest receivable, net	$36,348	$39,205	$1,718	$77,271

	4/30/2018
(In thousands)	Past due	Current	Interest receivable, net	Total receivables
Accounts receivable	$24,477	$28,040	$—	$52,517
Notes and interest receivable, net	13,647	17,202	1,526	32,375
Total accounts, notes, and interest receivable, net	$38,124	$45,242	$1,526	$84,892
Accounts receivable are considered to be past due if unpaid 30 days after billing and notes receivable are considered past due if unpaid 90 days after the due date. If it is determined the likelihood of collecting substantially all of the note and accrued interest is not probable the notes are put on non-accrual status. The Company's investment in notes receivable on non-accrual status at December 28, 2019, April 30, 2019 and April 30, 2018 was $8.5 million, $15.6 million and $13.6 million, respectively.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Payments received on notes in non-accrual status are applied to the principal note balance until the note is current and then to interest income. Non-accrual notes that are paid current are moved back into accrual status during the next annual review.

(5) Restructuring Expense
In fiscal 2018, the Company began restructuring initiatives involving a review of Liberty Tax-owned stores and service providers to improve the Company's overall long-term profitability. The Company incurred approximately $9.3 million and $5.0 million of expenses for the years ended April 30, 2019 and April 30, 2018, related to these initiatives. The expenses incurred are presented in the Restructuring expense line item in the accompanying consolidated statements of operations. The restructuring initiatives were completed in October 2018. The composition of the restructuring expenses incurred for the years ended April 30, 2019 and April 30, 2018 were as follows:

	4/30/2019
Expense	Cash	Accrued Expenses	Non-cash	Total Expense
	(In thousands)
Contract termination costs - maintenance	$37	$—	$—	$37
Property and intangible impairments and exit costs	2,282	1,467	5,559	9,308
Total	$2,319	$1,467	$5,559	$9,345

	4/30/2018
Expense	Cash	Accrued Expenses	Non-cash	Total Expense
	(In thousands)
Contract termination costs - maintenance	$715	$1,359	$—	$2,074
Contract termination costs - impairment	—	—	549	549
Property and intangible impairments and exit costs	254	—	1,866	2,120
Employee termination costs	209	—	—	209
Total	$1,178	$1,359	$2,415	$4,952

The property and intangible impairments and exit costs, which were primarily related to assets held for sale, were comprised of expenses related to lease obligations and non-cash charges associated with intangible write-downs. The accrued restructuring expenses of $1.5 million for the fiscal year ended April 30, 2019 are included in "Accounts payable and accrued expenses" in the accompanying consolidated balance sheets. The accrued restructuring expenses of $1.4 million for fiscal year 2018 were related to maintenance contract termination costs of which $0.7 million was included in "Accounts payable and accrued expenses" and $0.7 million was included in "Deferred revenue and other - non-current" lines in the accompanying consolidated balance sheets.

As of May 1, 2019, upon the adoption of ASC 842, all lease exit cost liabilities were reclassified against the operating lease right-of-use asset in the consolidated balance sheet during the Transition Period. A summary of the activity in accrued expenses related to restructuring initiatives for the years ended April 30, 2019 and April 30, 2018 is as follows:

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	4/30/2019
	Contract termination costs	Property and intangible impairments and exit costs	Total accrued expenses
	(In thousands)
Balance at beginning of period	$1,359	$—	$1,359
Additions accrued against the liability	—	3,749	3,749
Cash payments	(669)	(2,282)	(2,951)
Balance at end of period	$690	$1,467	$2,157

	4/30/2018
	Contract termination costs	Property and intangible impairments and exit costs	Total accrued expenses
	(In thousands)
Balance at beginning of period	$—	$—	$—
Additions accrued against the liability	2,074	—	2,074
Cash payments	(715)	—	(715)
Balance at end of period	$1,359	$—	$1,359

(6) Property, Equipment, and Software, Net
Property, equipment, and software at December 28, 2019, April 30, 2019 and April 30, 2018 was as follows:

	12/28/2019	4/30/2019	4/30/2018
	(In thousands)
Land and land improvements	$1,592	$1,413	$1,464
Buildings and building improvements	7,972	8,206	8,142
Leasehold improvements	52,755	120	124
Furniture, fixtures, and equipment	59,254	5,656	6,171
Software	42,373	56,554	54,274
Construction in progress	1,842	—	—
Finance lease asset	1,984	45	—
Property, equipment, and software, gross	167,772	71,994	70,175
Less accumulated depreciation and amortization	17,625	39,318	31,539
Property, equipment, and software, net	$150,147	$32,676	$38,636
The software included above includes both internally developed software and purchased software. Included in software are $0.1 million, $0.1 million and $0.1 million of assets that had not been placed into service at December 28, 2019, April 30, 2019 and April 30, 2018, respectively. During the Transition Period, the Company had an impairment charge of $20.2 million related to internally developed software that is no longer in use.
Total depreciation and amortization expense on property, equipment, and software was $7.4 million, $8.4 million and $5.6 million for the Transition Period, and the years ended April 30, 2019 and April 30, 2018, respectively.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7) Goodwill and Intangible Assets
Changes in the carrying amount of goodwill for the Transition Period, and years ended April 30, 2019 and April 30, 2018 were as follows:

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	12/28/2019	4/30/2019	4/30/2018
	(In thousands)
Balance at beginning of year	$6,566	$8,640	$8,576
Acquisitions of Liberty Tax assets from franchisees and third parties	3,658	370	1,846
Buddy's Acquisition	75,038	—	—
Buddy's Partners Acquisition	7,217	—	—
A-Team Leasing Acquisition	6,287	—	—
Sears Outlet Acquisition	31,028	—	—
Vitamin Shoppe Acquisition	4,951	—	—
Disposals and foreign currency changes, net	(444)	(5,042)	(641)
Impairments	—	(353)	(109)
Purchase price reallocation	—	—	(1,032)
Transfers	—	2,951	—
Balance at end of year	$134,301	$6,566	$8,640
The Company performed its annual impairment review of goodwill and recorded impairment expense of $0.4 million and $0.1 million for the years ended April 30, 2019 and 2018, respectively.

The impairment recorded above was determined using the fair value of the underlying franchise, and where appropriate a discounted cash flow model, and is included in the depreciation, amortization and impairment charges in the accompanying consolidated statements of operations.

Components of intangible assets as of December 28, 2019, April 30, 2019 and April 30, 2018 were as follows:

	12/28/2019
	Weighted-average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Customer lists acquired from unrelated third parties	5 years	$1,027	$(1,027)	$—
Tradenames (1)	3 years	23,534	(72)	23,462
Customer contracts	6 years	12,736	(886)	11,850
Franchise agreements	10 years	10,609	(486)	10,123
Buddy's Reacquired rights	6 years	9,000	(427)	8,573
Assets acquired from franchisees:
Liberty Tax Customer lists	4 years	3,311	(1,532)	1,779
Liberty Tax Reacquired rights	2 years	2,577	(1,626)	951
AD rights	9 years	37,263	(16,411)	20,852
Total intangible assets		$100,057	$(22,467)	$77,590
(1) $11.1 million and $12.0 million of tradenames were acquired in the Buddy's and Vitamin Shoppe Acquisitions, respectively. These tradenames have an indefinite life and they are tested for impairment on an annual basis.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	4/30/2019
	Weighted-average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Customer lists acquired from unrelated third parties	5 years	$1,027	$(1,027)	$—
Tradenames	3 years	108	(52)	56
Assets acquired from franchisees:
Customer lists	4 years	2,015	(1,288)	727
Reacquired rights	2 years	1,660	(1,380)	280
AD rights	9 years	32,271	(14,173)	18,098
Total intangible assets		$37,081	$(17,920)	$19,161

	4/30/2018
	Weighted-average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Customer lists acquired from unrelated third parties	5 years	$3,187	$(1,555)	$1,632
Tradenames	3 years	431	(172)	259
Non-compete agreements	2 years	241	(145)	96
Assets acquired from franchisees:
Customer lists	4 years	1,842	(1,427)	415
Reacquired rights	2 years	1,436	(1,393)	43
AD rights	9 years	30,907	(10,515)	20,392
Total intangible assets		$38,044	$(15,207)	$22,837
For the Transition Period, and years ended April 30, 2019 and April 30, 2018 the Company recorded intangible assets of $63.4 million, $0.6 million, and $0.3 million, respectively. During the year ended April 30, 2019, certain Liberty Tax assets acquired from franchisees and third parties were recorded as intangible assets. Additionally, certain intangible assets were recorded as part of the Buddy's Acquisition and Vitamin Shoppe Acquisition, see further in discussion in "Note 2 - Acquisitions".

The purchase price of Liberty Tax assets acquired from franchisees and third parties and recorded as customer lists, reacquired rights, and goodwill during the Transition Period, and years ended April 30, 2019 and April 30, 2018, was allocated as follows:

	12/28/2019	4/30/2019	4/30/2018
	(In thousands)
Customer lists	$1,506	$143	$65
Reacquired rights	1,097	119	52
Goodwill	3,658	370	119
Purchase price of assets acquired from franchisees	$6,261	$632	$236
During the years ended April 30, 2019 and April 30, 2018, an impairment analysis was performed for amortizable intangible assets. Write-downs of assets acquired from franchisees relate to Company-owned offices that were subsequently closed and impairment of the fair value of existing assets of Company-owned offices. As a result, the carrying values of assets acquired from franchisees were reduced by $0.4 million and $0.1 million for the years ended April 30, 2019 and April 30, 2018. These amounts were included in selling, general, and administrative expenses, in the accompanying consolidated statements of operations. The Company estimated the fair value of assets associated with Company-owned offices based on various models.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

For the Transition Period, and years ended April 30, 2019 and April 30, 2018, amortization expense was $4.8 million, $5.2 million, and $5.7 million, respectively. Annual amortization expense for the next five years is estimated to be as follows:

As of 12/28/2019:
(In thousands)
2020	$9,190
2021	8,831
2022	8,140
2023	7,308
2024	6,200
Thereafter	14,821
Total estimated amortization expense	$54,490

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(8) Revenue
The Company adopted ASC 606 "Revenues from Contract with Customers" in the fiscal year ended April 30, 2019. The Company adopted the standard using the modified retrospective method, whereby the cumulative effect of initially adopting the standard was recognized as an adjustment to the opening balance of retained earnings on May 1, 2018 in the amount of $3.8 million, net of tax, with corresponding increases to deferred revenue and notes receivable. Therefore, the results of operations from the comparative period have not been adjusted and continue to be reported under the previous revenue recognition guidance.

For details regarding the principal activities from which the Company generates its revenue, see "Note 1 - Organization and Significant Accounting Policies" in this Transition Report on Form 10-K/T. For more detailed information regarding reportable segments, see "Note 18 - Segments."

The following represents the disaggregated revenue by reportable segments for the Transition Period and the period May 1, 2018 through December 29, 2018:

	Transition Period From 5/1/2019 - 12/28/2019					Period From 5/1/2018 - 12/29/2018
(In thousands)	Vitamin Shoppe	Sears Outlet	Liberty Tax	Buddy's	Consolidated	Liberty Tax
Retail sales	$30,574	$64,067	$—	$1,498	$96,139	$—
Total product revenue	30,574	64,067	—	1,498	96,139	—
Franchise fees	—	—	922	160	1,082	1,508
Area developer fees	—	—	2,447	—	2,447	2,175
Royalties and advertising fees	—	—	3,211	4,042	7,253	3,203
Financial products	—	—	676	—	676	1,209
Interest income	—	267	3,950	—	4,217	4,462
Assisted tax preparation fees, net of discounts	—	—	1,144	—	1,144	3,079
Electronic filing fees	—	—	119	—	119	(232)
Agreement, club and damage waiver fees	—	—	—	4,937	4,937	—
Other revenues	—	3,896	2,515	1,449	7,860	1,243
Total service and other revenue	—	4,163	14,984	10,588	29,735	16,647
Rental revenue, net	—	—	—	23,636	23,636	—
Total rental revenue	—	—	—	23,636	23,636	—
Total revenue	$30,574	$68,230	$14,984	$35,722	$149,510	$16,647

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following represents the disaggregated revenue by reportable segments for the fiscal years ended April 30, 2019 and April 30, 2018:

	4/30/2019	4/30/2018
(In thousands)	Liberty Tax
Franchise fees	$2,766	$1,793
Area developer fees	3,146	2,751
Royalties and advertising fees	63,716	68,559
Financial products	33,478	47,225
Interest income	8,189	9,895
Assisted tax preparation fees, net of discounts	14,611	26,645
Electronic filing fees	2,675	10,772
Other revenues	3,965	7,232
Total service and other revenue	$132,546	$174,872

Contract Balances

The following table provides information about receivables and contract liabilities (deferred revenue) from contracts with customers:

	12/28/2019	4/30/2019	4/30/2018
	(In thousands)
Notes receivable (a)	$57,495	$28,542	$30,849
Deferred revenue (b)	10,519	8,654	5,667

(a) Notes receivable increased by $1.7 million as of May 1, 2018 due to the change in the Company's revenue recognition policy for initial franchise and AD fees upon adoption of ASC 606.

(b) Deferred revenue increased $6.9 million as of May 1, 2018 due to the cumulative effect of adopting ASC 606.

Significant changes in deferred revenue are as follows:

	12/28/2019	4/30/2019
	(In thousands)
Deferred revenue at beginning of period	$8,654	$5,667
ASC 606 deferred revenue adoption	—	6,940
Revenue recognized during the period	(3,308)	(5,912)
Deferred revenue assumed from Acquisitions	5,173	—
New deferred revenue during period	—	1,959
Deferred revenue at end of period	$10,519	$8,654

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Anticipated Future Recognition of Deferred Revenue

The following table reflects when deferred revenue is expected to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

Estimate for Fiscal Year
(In thousands)
2020	$5,704
2021	1,991
2022	1,205
2023	698
2024	401
Thereafter	520
Total	$10,519

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

The finance lease right of use assets and lease liabilities are included in PP&E, current installments of long-term debt, and long-term debt, respectively. These leases are immaterial to the financial statements.

The lease cost for leases that were recognized in the accompanying consolidated statement of operations for the Transition Period are as follows:

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Transition Period
(In thousands)
Operating lease costs	$16,587
Short-term operating lease costs	4,789
Variable operating lease costs	2,933
Sublease income	(2,163)
Total operating lease costs	$22,146

As of December 28, 2019, maturities of lease liabilities were as follows:

Operating leases
(In thousands)
2020	$157,739
2021	142,479
2022	117,611
2023	90,715
2024	60,883
Thereafter	99,861
Total undiscounted lease payments	669,288
Less interest	167,301
Present value of lease liabilities	$501,987

Information regarding the weighted-average remaining lease term and the weighted-average discount rate for leases as of December 28, 2019, included a weighted-average remaining lease term of 5.0 years for operating leases and a weighted-average discount rate of 11.4% for operating leases.

The following represents other information pertaining to the Company's lease arrangements for the Transition Period:

(In thousands)
Non-cash information on lease liabilities arising from right-of-use assets (1)	$503,164
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	15,318

(1) The majority of the lease liabilities arising from right-of-use assets were a result of the Buddy's Acquisition, Buddy’s Partners Acquisition, A-Team Leasing Acquisition, Sears Outlet Acquisition, and the Vitamin Shoppe Acquisition see further discussion in "Note 2 - Acquisitions".

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(10) Long-Term Obligations
Debt at December 28, 2019, April 30, 2019 and April 30, 2018 was as follows:

	12/28/2019	4/30/2019	4/30/2018
	(In thousands)
Revolving credit facilities	$129,260	$—	$—
Term loan, net of debt issuance costs	268,660	11,958	14,855
Convertible senior notes	60,439	—	—
Amounts due to former ADs, franchisees and third parties	1,661	1,178	3,490
Mortgages	1,825	1,912	2,038
Finance lease liability	1,775	—	—
Total long-term obligations	463,620	15,048	20,383
Less current installments	218,384	13,108	18,113
Total long-term obligations, excluding current installments	$245,236	$1,940	$2,270

Vitamin Shoppe Credit Agreement

On December 16, 2019 as part of the Vitamin Shoppe Acquisition, the Company, through direct and indirect subsidiaries, entered into a Loan and Security Agreement (the “Vitamin Shoppe Term Loan Agreement”) that provides for a $70.0 million senior secured term loan (the "Vitamin Shoppe Term Loan") which matures on December 16, 2022. The obligations under the Vitamin Shoppe Term Loan are secured by substantially all of the assets of the Company's Vitamin Shoppe segment.

An Intercreditor Agreement (the “Intercreditor Agreement”) sets forth the relative priorities of the security interests granted with respect to the Vitamin Shoppe Term Loan and those granted with respect to the Vitamin Shoppe ABL Revolver (as defined below). The security interest granted to the Vitamin Shoppe Term Loan lenders is senior to that granted to the Vitamin Shoppe ABL Revolver lenders.

The Vitamin Shoppe Term Loan will bear interest at a rate per annum based on LIBOR for an interest period of one month (or, during the continuance of an event of default, an alternate base rate determined as provided in the Vitamin Shoppe Term Loan Agreement), plus an interest rate margin of 9.0%, with a 2.0% LIBOR (or alternate base rate) floor. Interest is payable in arrears on the first business day of each calendar month. The Company is required to repay the Vitamin Shoppe Term Loan in equal fiscal quarterly installments of $4.25 million on the last business day of each fiscal quarter, commencing with the fiscal quarter ending March 28, 2020. Further, the Company is required to prepay the Vitamin Shoppe Term Loan (i) with 60% of consolidated excess cash flow on a fiscal quarterly basis (less voluntary prepayments already made), up to a maximum of $12.5 million in any fiscal year, and (ii) subject to the Intercreditor Agreement, with the net cash proceeds of certain other customary prepayment events (subject to certain customary reinvestment rights). Such fixed quarterly installments and excess cash flow prepayments cease to be required (subject to certain exceptions) if the then outstanding aggregate principal amount of the Vitamin Shoppe Term Loan is less than or equal to the lesser of $25 million and a specified borrowing base based on the Company's eligible credit card receivables, accounts, inventory and equipment, less certain reserves. All repayments or prepayments (whether voluntary or mandatory) of the Vitamin Shoppe Term Loan, other than the fixed quarterly installments and excess cash flow prepayments, are subject to early repayment fees. If the outstanding aggregate principal amount of the Term Loan at any time exceeds a specified borrowing base, set at $70.0 million until January 10, 2020, and thereafter based on the eligible credit card receivables, accounts, inventory, equipment and intellectual property, less certain reserves, the Agent must instruct the agent of the Vitamin Shoppe ABL Revolver to implement a reserve against the borrowing base under the Vitamin Shoppe ABL Agreement (as defined below) in the amount of such excess, and if such reserve is not implemented, the Company is required to repay the amount of such excess.

The Vitamin Shoppe Term Loan Agreement includes customary affirmative, negative, and financial covenants binding on the Company and its subsidiaries, including the delivery of financial statements, borrowing base certificates and other reports. The negative covenants limit the ability of the Company and its subsidiaries, among other things, to incur debt, incur liens, make investments, sell assets, pay dividends on its capital stock and enter into transactions with affiliates. The financial

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

covenants set forth in the Vitamin Shoppe Term Loan Agreement include a limit on capital expenditures in each fiscal year, a minimum consolidated liquidity requirement to be tested weekly and a minimum consolidated EBITDA requirement to be tested at the end of each fiscal quarter, in each case with respect to the Company and its subsidiaries. In addition, the Vitamin Shoppe Term Loan Agreement includes customary events of default, the occurrence of which may require that the Company pay an additional 3.0% interest on the Vitamin Shoppe Term Loan.

Vitamin Shoppe ABL Revolver. On December 16, 2019, the Company, through direct and indirect subsidiaries, entered into a Second Amended and Restated Loan and Security Agreement (the “ Vitamin Shoppe ABL Agreement”) providing for a senior secured revolving loan facility (the “Vitamin Shoppe ABL Revolver”) with commitments available to the Company of the lesser of (i) $100.0 million and (ii) a specified borrowing base based on our eligible credit card receivables, accounts and inventory, less certain reserves, and as to each of clauses (i) and (ii), less a $10.0 million availability block. The Vitamin Shoppe ABL Revolver will mature on December 16, 2022, unless the maturity is accelerated subject to the terms set forth in the Vitamin Shoppe ABL Agreement. The Company borrowed $70.0 million on December 16, 2019, the proceeds of which were used to consummate the Vitamin Shoppe Acquisition. The ABL Agreement amended and restated the existing Amended and Restated Loan and Security Agreement (the “Existing Vitamin Shoppe ABL Agreement”), dated as of January 20, 2011.

The Company's obligations under the ABL Agreement are secured by substantially all of the assets of the Vitamin Shoppe segment. The Intercreditor Agreement sets forth the relative priorities of the security interests granted with respect to the Vitamin Shoppe ABL Revolver and those granted with respect to the Vitamin Shoppe Term Loan. The security interest granted to the Vitamin Shoppe ABL Revolver lenders is senior that that granted to the Vitamin Shoppe Term Loan lenders with respect to, among other assets, accounts, inventory and deposit accounts.

Borrowings under the Vitamin Shoppe ABL Revolver will, at the Company's option, bear interest at either (i) a rate per annum based on LIBOR for an interest period of one, two, three or six months, plus an interest rate margin that ranges from 1.25% to 1.75%, depending on excess availability (a “LIBOR Loan”), with a 0.0% LIBOR floor, or (ii) an alternate base rate determined as provided in the Vitamin Shoppe ABL Agreement, plus an interest rate margin that ranges from 0.25% to 0.75%, depending on excess availability (an “ABR Loan”), with a 1.0% alternate base rate floor. Interest on LIBOR Loans is payable in arrears at the end of each applicable interest period (and, with respect to a six-month interest period, three months after commencement of the interest period), and interest on ABR Loans is payable in arrears on the first business day of each calendar quarter.

Subject to the Intercreditor Agreement, the Company is required to repay borrowings under the Vitamin Shoppe ABL Revolver with the net cash proceeds of certain customary events (subject to certain customary reinvestment rights). Further, if the outstanding principal amount of the borrowings under the Vitamin Shoppe ABL Revolver at any time exceeds the lesser of $100.0 million and the borrowing base, less, in each case, a $10.0 million availability block, the Company must prepay any such excess.

The Vitamin Shoppe ABL Agreement includes customary affirmative and negative covenants binding on the Company and its subsidiaries, including the delivery of financial statements, borrowing base certificates and other reports. The negative covenants limit the ability of the Company and its subsidiaries, among other things, to incur debt, incur liens, make investments, sell assets, pay dividends on its capital stock and enter into transactions with affiliates. In addition, the Vitamin Shoppe ABL Agreement includes customary events of default, the occurrence of which may require the Company to pay an additional 2.0% interest on the borrowings under the Vitamin Shoppe ABL Revolver.

Vitamin Shoppe Convertible Senior Notes

On December 16, 2019, as part of the Vitamin Shoppe Acquisition, the Company assumed $60.4 million in aggregate principal amount of 2.25% Convertible Senior Notes ("Convertible Notes"). The Convertible Notes have a maturity date of December 1, 2020.

Prior to July 1, 2020, the Convertible Notes will be convertible only under certain circumstances. The Convertible Notes are convertible at an initial conversion rate of 25.1625 shares of the Company's common stock per $1,000 principal amount of the Convertible Notes. The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, the Company is required to increase, in certain circumstances, the conversion rate for a holder who elects to convert its Convertible Notes in connection with such a corporate event including customary conversion rate adjustments in connection with a "make-whole fundamental

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

change" as defined. Upon conversion, the Company may satisfy its conversion obligation by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election.

On February 7, 2020, the Company completed the repurchase of the Convertible Notes for a purchase price of approximately $60.6 million, which includes accrued interest.

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

The Company is required to repay the term loan in equal quarterly installments of $2.5 million on the first day of each fiscal quarter, commencing on April 1, 2020. The Company is required to prepay the term loan with 75% of consolidated excess cash flow on an annual basis and with the net cash proceeds of certain other customary events. All repayments or prepayments of the term loan are subject to an exit fee of 1.0%. The Sears Outlet Credit Agreement includes customary affirmative, negative, and financial covenants binding on the Company and its subsidiaries. The negative covenants limit the ability of the Company and its subsidiaries to, among other things, incur debt, incur liens, make investments, sell assets, pay dividends on capital stock and enter into transactions with affiliates. The financial covenants include a maximum consolidated total leverage ratio (net of certain cash), a minimum consolidated fixed charge coverage ratio, a minimum consolidated liquidity requirement and a minimum borrowing base ratio. In addition, the Sears Outlet Credit Agreement includes customary events of default, the occurrence of which may require that the Company pay an additional 2.0% interest on the term loan. The Company was in compliance with all covenants of the Sears Outlet Credit Agreement as of December 28, 2019.

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

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Buddy's Credit Agreement includes customary affirmative, negative and financial covenants binding on the Company and its subsidiaries. The negative financial covenants limit the ability of the Company to incur debt, incur liens, make investments, sell assets, pay dividends on its capital stock and enter into transactions with affiliates. The financial covenants include a maximum consolidated leverage ratio and a minimum fixed charge coverage ratio to be tested at the end of each fiscal quarter and a requirement that the minimum consolidated liquidity of certain subsidiaries must not be less than $1.0 million at any time. In addition, the Buddy’s Credit Agreement includes customary events of default, the occurrence of which may require the Company to pay an additional 2.0% interest on the term loan to be paid in-kind. The Company was in compliance with all covenants of the Buddy’s Credit Agreement as of December 28, 2019.

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

Liberty Tax Credit Agreement

On May 16, 2019, the Company entered into the Liberty Tax Credit Agreement that provides for a $135.0 million senior revolving credit facility (the "Revolving Credit Facility"), with a $10.0 million sub-facility for the issuance of letters of credit, and a $20.0 million swingline loan sub-facility. The Company’s obligations under the Liberty Tax Credit Agreement are guaranteed by certain subsidiaries of the Company. The Company’s obligations under the Liberty Tax Credit Agreement are secured by substantially all of the assets (other than existing real property) of the Liberty Tax segment and each guarantor (including all or a portion of the equity interests in certain of the Company’s domestic and foreign subsidiaries). The Liberty Tax Credit Agreement replaces the Company’s prior credit facility.

The Revolving Credit Facility will mature on May 31, 2020. Borrowings under the Revolving Credit Facility will, at the option of the Company, bear interest at either (i) a LIBOR Loan, plus an applicable interest rate margin determined as provided in the Liberty Tax Credit Agreement, or (ii) an ABR Loan, as determined by the Liberty Tax Credit Agreement. The applicable interest rate margin varies from 3.0% per annum to 4.0% per annum for LIBOR Loans, and from 2.0% per annum to 3.0% per annum for ABR Loans, in each case depending on the Company’s consolidated leverage ratio and is determined in accordance with a pricing grid set forth in the Liberty Tax Credit Agreement (the “Pricing Grid”). Interest on LIBOR Loans is payable in arrears at the end of each applicable interest period, and interest on ABR Loans is payable in arrears at the end of each calendar quarter. There are no prepayment penalties in the event the Company elects to prepay and terminate the Revolving Credit Facility prior to its scheduled maturity date, subject to LIBOR breakage and redeployment costs in certain limited circumstances. The Company agrees in the Liberty Tax Credit Agreement to pay a fee on the average daily unused amount of the Revolving Credit Facility during the term thereof. Such unused fee is payable in arrears at the end of each calendar quarter and accrues at a rate that varies from 0.25% to 0.5% depending on the Company’s consolidated leverage ratio, as determined in accordance with the Pricing Grid. The Company also agreed to pay (x) a fee for each outstanding letter of credit at a rate per annum equal to the applicable interest rate margin for LIBOR Loans, as determined in accordance with the Pricing Grid, multiplied by the average daily amount available to be drawn under such letter of credit, and (y) to the letter-of-credit issuer, a fronting fee which shall accrue at a rate of 0.125% per annum on the average daily amount of the outstanding aggregate letter-of credit obligations under the Liberty Tax Credit Agreement.

The Liberty Tax Credit Agreement includes customary affirmative, negative, and financial covenants binding on the Company, including the delivery of financial statements and other reports and maintenance of existence. The financial covenants set forth in the Liberty Tax Credit Agreement include a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio, each of which will be tested at the end of each fiscal quarter of the Company, and a minimum consolidated net worth ratio tested at the end of each fiscal year of the Company. The Liberty Tax Credit Agreement provides that, for a period of 30 consecutive days after May 16, 2019, our outstanding obligations under the Liberty Tax Credit Agreement will not exceed $12.5 million. Additionally, from April 30, 2020 until the maturity date, our outstanding obligations must be reduced to $0. In addition, the Liberty Tax Credit Agreement includes customary events of default. The Company was in compliance with all covenants of the Liberty Tax Credit Agreement as of December 28, 2019.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

On October 2, 2019, the Company amended the Liberty Tax Credit Agreement to extend the maturity date to October 2, 2022, from the original maturity date of May 31, 2020, and decrease the aggregate amount of commitments from $135.0 million to $125.0 million as of October 2, 2019. The amendment reduced the applicable interest rate margin used to calculate interest for LIBOR Loans and ABR Loans. The amended LIBOR Loans interest rate margin is 2.75% per annum to 3.50% per annum compared to a range of 3.00% per annum to 4.00% per annum prior to the amendment. The amended ABR Loans applicable interest rate margin range is 1.75% per annum to 2.50% per annum compared to a range of 2.00% per annum to 3.00% per annum before the amendment. The range is dependent on the Company’s consolidated leverage ratio and is determined in accordance with a pricing grid set forth in the amendment. The average interest rate paid during the Transition Period was 5.11%.

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

On February 14, 2020, the Company amended certain provisions of the Liberty Tax Credit Agreement to provide for the gradual reduction of the commitments under the Liberty Tax Credit Agreement and a maturity date of April 30, 2020.

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
Other Indebtedness
The Company's previously had a credit facility, which was replaced by the Liberty Tax Credit Agreement, that consisted of a term loan with an original principal amount of $21.2 million and a revolving credit facility that allowed borrowing of up to $170.0 million with an accordion feature that permitted the Company to request an increase in availability of up to an additional $50.0 million. Outstanding borrowings accrued interest, which was paid monthly, at a rate of the one-month LIBOR plus a margin ranging from 1.50% to 2.25% depending on the Company's leverage ratio.
The former credit facility contained certain financial covenants that the Company was required to meet, including leverage and fixed-charge coverage ratios as well as minimum net worth requirements. In addition, the Company was required to reduce the outstanding balance under its revolving loan to zero for a period of at least 45 consecutive days each fiscal year.
Amounts due to former ADs, franchisees, and third parties are related to the purchase of AD and franchises by the Company. The mortgage payable is related to a Liberty Tax corporate office and matures in December 2026.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Aggregate maturities of long-term debt at December 28, 2019 were as follows:

Fiscal Year	(In thousands)
2021	$30,398
2022	49,241
2023	81,905
2024	82,587
2025	160
Thereafter	945
Total long-term obligations	$245,236

(11) Stockholders' Equity
Stockholders' Equity Activity

On December 16, 2019, an affiliate of Vintage and other investors provided the Company with an aggregate of $31.0 million of equity in order to partially fund the Vitamin Shoppe Acquisition and related costs and expenses through the purchase of 2,438,748 shares of common stock of the Company (the "Vitamin Shoppe Stock Issuance"). The shares were issued at $12.00 per share pursuant to an equity commitment letter entered into on August 7, 2019, between the Company and a Vintage affiliate and at $25.90 per share pursuant to subscription agreements entered into with each investor.

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

Under the terms of the Buddy's Acquisition, on August 1, 2019, the Company commenced a tender offer (the “Tender Offer”) to purchase any and all of the outstanding shares of the Company's common stock for cash at a price of $12.00 per share, without interest. The Tender Offer was not subject to a minimum tender requirement, and certain large stockholders of the Company agreed not to tender their shares in the Tender Offer. The Tender Offer was financed through cash on hand and (i) the $25.0 million Closing Subscription Agreement and (ii) the proceeds from the Buddy’s Credit Agreement. On October 11, 2019, the Company filed an amendment and extended the expiration date of the Tender Offer until November 13, 2019. Two of Company’s major stockholders, Vintage and B. Riley FBR, Inc., agreed not to participate in the Tender Offer. On November 13, 2019, the Company completed the Tender Offer with 3,935,738 shares tendered for an aggregate purchase price of $47.2 million.

Under terms of the Buddy's Acquisition and the Buddy's Partners Acquisition, the Company issued 1,616,667 and 270,000 shares of Preferred Stock respectively to the sellers. One-fifth of a share of Preferred Stock along with one New Holdco unit can be exchanged for one share of the Company's common stock.

Under the terms of the Buddy's Acquisition, the Company filed with the SEC an information statement regarding certain amendments to the Company's Second Amended and Restated Certificate of Incorporation, including an amendment to increase the number of authorized shares of the Company to 200,000,000, comprised of 180,000,000 shares of common stock and

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

20,000,000 shares of Preferred Stock, which were adopted by written consent by holders of the voting power of the Company’s total outstanding capital stock as of July 26, 2019.

During the year ended April 30, 2019, the sole holder of the Company's Class B common stock entered into a stock purchase agreement to sell all of his outstanding shares of the Company's Class A common stock and Class B common stock owned directly and indirectly by him. In connection with the sale, the shares of the Company’s Class B common stock converted into shares of the Company’s Class A common stock on a one-for-one basis and for no additional consideration. As of April 30, 2019, no shares of the Company’s Class B common stock remained outstanding. In addition, an agreement was reached which converted the 10 shares of special voting preferred stock to 1,000,000 shares of common stock. Pursuant to the Company’s Second Amended and Restated Certificate of Incorporation, as approved by stockholders on December 13, 2018, the Company currently has only one class of common stock.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss at December 28, 2019, April 30, 2019 and April 30, 2018 are as follows:

	12/28/2019	4/30/2019	4/30/2018
	(In thousands)
Foreign currency adjustment	$(1,496)	$(1,908)	$(1,381)
Interest rate swap agreements, net of tax	(42)	(2)	34
Total accumulated other comprehensive loss	$(1,538)	$(1,910)	$(1,347)

Non-controlling interest

The Company is the sole managing member of New Holdco and, as a result, consolidates the financial results of New Holdco. The Company reports a non-controlling interest representing the economic interest in New Holdco held by the Buddy’s Members. The New Holdco LLC Agreement provides that the Buddy’s Members may, from time to time, require the Company to redeem all or a portion of their New Holdco units for newly-issued shares of common stock on a basis of one New Holdco unit and one-fifth of a share of Preferred Stock of the Company for one share of common stock of the Company. In connection with any redemption or exchange, the Company will receive a corresponding number of New Holdco units, increasing its total ownership interest in New Holdco. Changes in the Company's ownership interest in New Holdco while it retains their controlling interest in New Holdco will be accounted for as equity transactions. As such, future redemptions or direct exchanges of New Holdco units by the Buddy’s Members will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase additional paid-in capital. As of December 28, 2019, the Company had an ownership interest of 65.6% in New Holdco and reported a non-controlling interest equal to 34.4% and there were no exchanges of New Holdco units.

Net Income (Loss) per Share

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

At December 28, 2019, the Company no longer had any outstanding Class B common stock or exchangeable shares. In addition, the Preferred Stock of the Company does not share in any income or loss and therefore is not a participating security but is a potentially dilutive security upon exchange to common stock.

Diluted net income (loss) per share is computed using the weighted-average number of common stock and, if dilutive, the potential common stock outstanding during the period. Potential common stock consists of the incremental common stock

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
The computation of basic and diluted net income per share for the Transition Period, and years ended April 30, 2019 and April 30, 2018 is as follows:

12/28/2019
Common stock
(In thousands, except for share and per share amounts)
Basic net loss per share:
Numerator:
Allocation of undistributed loss attributable to Franchise Group	$(68,427)
Net loss attributable to common stockholders	$(68,427)
Denominator:
Weighted-average common shares outstanding	16,669,065
Basic and diluted net loss per share	$(4.11)

4/30/2019
Common stock
(In thousands, except for share and per share amounts)
Basic net loss per share:
Numerator:
Allocation of undistributed loss	$(2,156)
Net loss attributable to common stockholders	$(2,156)
Denominator:
Weighted-average common shares outstanding	13,800,884
Basic and diluted net loss per share	$(0.16)

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	4/30/2018
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
Diluted net income per share excludes the impact of shares of potential common stock from the exercise of options and vesting of restricted stock units to purchase 206,899, 524,649 and 1,213,252 shares for the Transition Period, and years ended April 30, 2019 and April 30, 2018, respectively, because the effect would be anti-dilutive.

(12) Stock Compensation Plan

2019 Omnibus Incentive Plan

In December 2019, the Company's stockholders approved the Company's 2019 Omnibus Incentive Plan (the "2019 Plan"). The 2019 Plan provides for a variety of awards, including stock options, stock appreciation rights, performance units, performance shares, shares of the Company’s common stock, par value $0.01 per share, restricted stock, restricted stock units, incentive awards, dividend equivalent units and other stock-based awards. Awards under the 2019 Plan may be granted to the Company’s eligible employees, directors, or consultants or advisors. The 2019 Plan provides that an aggregate maximum of 5,000,000 shares of common stock are reserved for issuance under the 2019 Plan, subject to adjustment for certain corporate events. At December 28, 2019, 4,398,334 shares of common stock remained available for grant.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Stock Options

The following table summarizes the information for options granted in the Transition Period, and years ended April 30, 2019 and April 30, 2018:

	12/28/2019	4/30/2019	4/30/2018
Weighted-average fair value of options granted	$4.66	$2.18	$3.16
Dividend yield	—%	5.3% - 7.2%	4.5% - 5.9%
Expected volatility	44.9%	38.3% - 44.7%	36.8% - 51.3%
Expected terms	5 years	5 - 6 years	5 - 6 years
Risk-free interest rates	1.7%	2.7% - 2.8%	1.9% - 2.1%
Stock option activity during the Transition Period, and years ended April 30, 2019 and April 30, 2018 was as follows:

	Number of options	Weighted-average exercise price
Outstanding at April 30, 2017	1,387,331	$18.02
Granted	272,502	13.25
Exercised	(9,000)	10.51
Forfeited or expired	(1,178,330)	17.22
Outstanding at April 30, 2018	472,503	17.41
Granted	704,514	10.20
Exercised	(14,069)	10.90
Forfeited or expired	(366,704)	17.99
Outstanding at April 30, 2019	796,244	10.88
Granted	88,340	11.93
Exercised	(207,802)	10.60
Forfeited or expired	(216,497)	12.87
Outstanding at December 28, 2019	460,285	$10.28
Intrinsic value is defined as the fair value of the stock less the cost to exercise. The total intrinsic value of options exercised in the Transition Period, and years ended April 30, 2019 and April 30, 2018 was $0.3 million, $0.1 million and $0.1 million. The total intrinsic value of stock options outstanding at December 28, 2019 was $6.4 million. Stock options vest from the date of grant to three years after the date of grant and expire from four to five years after the vesting date.
Nonvested stock options (options that had not vested in the period reported) activity during the Transition Period, and years ended April 30, 2019 and April 30, 2018 was as follows:

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Nonvested options	Weighted-average exercise price
Outstanding at April 30, 2017	678,118	$15.88
Granted	272,502	13.25
Vested	(563,118)	14.61
Forfeited	(120,069)	20.73
Outstanding at April 30, 2018	267,433	14.27
Granted	704,514	10.20
Vested	(92,207)	9.49
Forfeited	(225,226)	14.22
Outstanding at April 30, 2019	654,514	10.35
Granted	88,340	11.93
Vested	(374,942)	10.77
Forfeited	(152,905)	10.55
Outstanding at December 28, 2019	215,007	$10.11
At December 28, 2019, unrecognized compensation cost related to non-vested stock options was $0.4 million. These costs are expected to be expensed through fiscal 2022.

The following table summarizes information about stock options outstanding and exercisable at December 28, 2019.

	Options outstanding			Options exercisable
Range of Exercise Prices	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Number of options exercisable	Weighted-average exercise price
0.00 - 10.89	240,000	$8.72	5.0	113,333	$8.60
10.90 - 16.38	220,285	11.98	4.3	131,945	12.01
	460,285	$10.28		245,278	$10.43

Restricted Stock Units

The Company has awarded restricted stock units to its non-employee directors and certain employees. Restricted stock units are valued at the closing stock price the day preceding the grant date. Compensation costs associated with these restricted shares are amortized on a straight-line basis over the vesting period and recognized as an increase in additional paid-in capital. At December 28, 2019, unrecognized compensation cost related to restricted stock units was $2.4 million. These costs are expected to be recognized through fiscal 2022.

In the Transition Period, the Company awarded performance restricted stock units with an estimated fair value of $10.0 million to certain officers and employees. Each employee has the opportunity to earn an amount between 0% and 150% of the individual target award contingent on the Company meeting certain performance targets for the period beginning September 1, 2019 and ending on September 30, 2022. Provided the vesting conditions are satisfied, the awards will vest at the end of the performance period. The estimated value is to be expensed over the performance period. The Company recognized $0.3 million of expense related to these restricted stock units in the Transition Period. The estimated fair value of these restricted stock units was determined using the Company's closing price on the grant date.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Restricted stock activity during the Transition Period, and years ended April 30, 2019 and April 30, 2018 was as follows:

	Number of RSUs	Weighted-Average Fair Value at Grant Date
Balance at April 30, 2017	176,396	$13.61
Granted	192,560	12.21
Vested	(187,364)	13.04
Forfeited	(54,562)	13.34
Balance at April 30, 2018	127,030	12.48
Granted	147,991	10.40
Vested	(28,029)	13.47
Forfeited	(78,200)	12.31
Balance at April 30, 2019	168,792	10.56
Granted	618,918	14.38
Vested	(80,549)	10.73
Forfeited	(36,122)	10.72
Balance at December 28, 2019	671,039	$13.99
Stock Compensation Expense

The Company recorded $3.1 million, $1.0 million and $3.7 million of expense related to stock awards for the Transition Period, and years ended April 30, 2019 and April 30, 2018.

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

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables present, for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis at December 28, 2019, April 30, 2019 and April 30, 2018.

		12/28/2019 Fair value measurements using
	Total	Level 1	Level 2	Level 3
	(In thousands)
Recurring assets:
Cash equivalents	$4,253	$4,253	$—	$—
Total recurring assets	4,253	4,253	—	—
Nonrecurring assets:
Impaired accounts and notes receivable, net of unrecognized revenue	7,310	—	—	7,310
Total nonrecurring assets	7,310	—	—	7,310
Total recurring and nonrecurring assets	$11,563	$4,253	$—	$7,310

Recurring liabilities
Contingent consideration included in obligations due former ADs, franchisees and others	$916	$—	$—	$916
Interest rate swap agreement	58	—	58	—
Total recurring liabilities	$974	$—	$58	$916

		4/30/2019 Fair value measurements using
	Total	Level 1	Level 2	Level 3
	(In thousands)
Recurring assets:
Cash equivalents	$15,772	$15,772	$—	$—
Total recurring assets	15,772	15,772	—	—
Nonrecurring assets:
Impaired accounts and notes receivable, net of unrecognized revenue	12,707	—	—	12,707
Contingent consideration for sale of accounting offices	1,120	—	—	1,120
Impaired goodwill	178	—	—	178
Impaired fixed assets	39	—	—	39
Total nonrecurring assets	14,044	—	—	14,044
Total recurring and nonrecurring assets	$29,816	$15,772	$—	$14,044

Recurring liabilities
Contingent consideration included in obligations due former ADs, franchisees and others	$816	$—	$—	$816
Interest rate swap agreement	3	—	3	—
Total recurring liabilities	$819	$—	$3	$816

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

		4/30/2018 Fair value measurements using
	Total	Level 1	Level 2	Level 3
	(In thousands)
Recurring assets:
Cash equivalents	$12,056	$12,056	$—	$—
Interest rate swap agreement	57	—	57	—
Total recurring assets	12,113	12,056	57	—
Nonrecurring assets:
Impaired accounts and notes receivable, net of unrecognized revenue	15,223	—	—	15,223
Impaired goodwill	109	—	—	109
Impaired customer lists	4	—	—	4
Assets held for sale	8,941	—	—	8,941
Total nonrecurring assets	24,277	—	—	24,277
Total recurring and nonrecurring assets	$36,390	$12,056	$57	$24,277

Recurring liabilities
Contingent consideration included in obligations due former ADs, franchisees and others	$1,545	$—	$—	$1,545
Total recurring liabilities	$1,545	$—	$—	$1,545
The Company's policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1 or 2 recurring fair value measurements for the Transition Period, and years ended April 30, 2019 and April 30, 2018.

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

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

(14) Employee 401(k) Plan

The Company sponsored separate defined-contribution 401(k) plans for each business segment during the Transition Period. Under the Vitamin Shoppe segment plan, employees are 100% vested in the Vitamin Shoppe segment's matching contribution upon receipt. The Vitamin Shoppe matching contribution is 100% of the first 3% of participant compensation contributed to the 401(k) plan and 50% of the next 2% of participant compensation contributed to the 401(k) plan. Additionally, the Vitamin Shoppe segment may make discretionary contributions for each 401(k) plan year. Under the Liberty Tax segment plan, employees are 100% vested in the Liberty Tax segments matching contribution upon receipt. Employees who are 18 years of age and have completed 90 days of service are eligible to make voluntary contributions to the plan. The Company matches 50% of each employee's contribution up to 3% of the employee's salary. Under the Buddy's segment plan, employees are 100% vested in the Buddy's segment's matching contribution upon receipt. The Buddy's matching contribution is 100% of the first 3% of participant compensation contributed to the 401(k) plan and 50% of the next 2% of participant compensation contributed to the 401(k) plan. Additionally, the Vitamin Shoppe segment may make discretionary contributions for each 401(k) plan year. The Sears Outlet segment did not offer a plan during the Transition Period.

The Company recognized expenses for the 401(k) profit-sharing plans for the Transition Period, and years ended April 30, 2019 and April 30, 2019 as follows:

	12/28/2019	4/30/2019	4/30/2018
	(In thousands)
Contribution Expense
Vitamin Shoppe	$42	$—	$—
Sears Outlet	—	—	—
Liberty Tax	214	498	509
Buddy's	63	—	—
Total Contribution Expense	$319	$498	$509

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(15) Income Taxes
Overview

The Company is subject to U.S. federal, state and foreign income taxes with respect to its allocable share of any taxable income or loss of New Holdco, as well as any stand-alone income or loss it generates. New Holdco is treated as a partnership for U.S. income tax purposes and for most applicable state and local income tax purposes and generally does not pay income taxes on its taxable income in most jurisdictions. Instead, New Holdco's taxable income or loss is passed through to its members, including the Company. Additionally, New Holdco owns stock of two legal entities in Canada who are taxed as corporations.

As a result of the transactions associated with the Buddy's Acquisition on July 10, 2019, the Company acquired New Holdco units and recognized deferred taxes for the difference between the financial reporting and tax basis of its investment in New Holdco. During 2019, the deferred tax associated with its investment was adjusted to reflect the issuance of New Holdco units, stock option exercises, and the allocation of its portion of New Holdco's losses. Prior to July 10, 2019, the Company and its subsidiaries filed a US consolidated federal tax return and was taxed as a corporation.

Tax Cuts and Jobs Act of 2017

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

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Components of income tax expense for the fiscal years ended December 28, 2019, April 30, 2019, and April 30, 2018 were as follows:

	12/28/2019	4/30/2019	4/30/2018
	(In thousands)
Current:
Federal	$—	$(2,400)	$4,895
State	56	(648)	1,097
Foreign	(740)	623	723
Current Tax expense	(684)	(2,425)	6,715
Deferred:
Federal	(3,982)	545	(2,125)
State	(5,857)	(29)	(69)
Foreign	78	70	(175)
Deferred tax expense (benefit)	(9,761)	586	(2,369)

Total income tax expense (benefit)	$(10,445)	$(1,839)	$4,346

For the years ended December 28, 2019, April 30, 2019, and April 30, 2018, income before taxes consisted of the following:

	12/28/2019	4/30/2019	4/30/2018
	(In thousands)
U.S. operations	$(112,886)	$(6,229)	$3,176
Foreign operations	(2,025)	2,234	1,305
Income (loss) before income taxes	$(114,911)	$(3,995)	$4,481

Income tax benefit differed from the amounts computed by applying the U.S. federal income tax rate of 21% to pre-tax income from continuing operations as a result of the following for years ended December 28, 2019 and April 30, 2019 are as follows:

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	12/28/2019	4/30/2019
	(In thousands)
Computed "expected" income tax benefit	$(24,131)	$(839)
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	(5,801)	(677)
Nondeductible expenses	244	280
Stock compensation expense	(11)	69
Foreign tax rate differential	(142)	128
Remeasurement of deferreds	(478)	(1,189)
Transition tax	—	185
Non-controlling interest in New Holdco	7,495	—
Valuation allowance	11,417	—
Return to provisions	623	85
Other	339	119
Total income tax benefit	$(10,445)	$(1,839)

The tax effect of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant portions of deferred tax assets and liabilities as of December 28, 2019 and April 30, 2019 are as follows:

	12/28/2019	4/30/2019
	(In thousands)
Deferred tax assets:
Federal and state net operating loss carryforward	$22,521	$317
Interest expense carryforward	1,429	—
State bonus depreciation	3,179	—
Unexercised nonqualified stock options	—	237
Goodwill, intangible assets, and assets held for sale	32	4,695
Allowance for doubtful accounts	—	3,488
Deferred revenue	—	2,184
Accounts payable and accrued expense	6	602
Property, equipment and software (Canada)	119	118
Unvested restricted stock units	—	201
Unrealized gain/loss	89	148
Total deferred tax assets (before valuation allowance)	27,375	11,990
Valuation allowance	(11,417)	(14)
Total deferred tax assets (after valuation allowance)	15,958	11,976
Deferred tax liabilities
Property, equipment and software (U.S.)	—	(7,708)
Investment in New Holdco	(15,958)	—
Other current assets	—	(529)
Section 481 (a) adjustment - change in accounting method	—	(2,696)
Intangible assets	—	(1,265)
Total deferred tax liabilities	(15,958)	(12,198)
Net deferred tax liability	$—	$(222)

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In assessing the realizability of the gross deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company established a valuation allowance of $11.4 million as of December 28, 2019, against deferred tax assets related to certain federal and state net operating losses which are not more likely than not to be realized due to limitations on utilization

As of December 28, 2019, the Company has gross U.S. federal net operating losses of $93.5 million, state net operating losses of $45.8 million and foreign net operating losses of $3.1 million, a portion of which will begin to expire in 2024. The Company experienced an “ownership change” within the meaning of Section 382(g) of the Internal Revenue Code of 1986, as amended, during 2019. This ownership change has and will continue to subject the Company's net operating loss carry forwards to an annual limitation, which may restrict the Company's ability to use them to offset its taxable income in periods following the ownership change.

The Company adopted the accounting and disclosure requirements for uncertain tax positions, which require a two-step approach to evaluate tax positions. This approach involves recognizing any tax positions that are more likely than not to occur and then measuring those positions to determine the amounts to be recognized in the financial statements. The Company increased reserves for uncertain tax positions by $0.3 million as of December 28, 2019. However, the Company maintained its position of $0.2 million related to its Canadian entity.

A reconciliation of the beginning and ending balance of the gross liability for uncertain tax positions for the fiscal years ended December 28, 2019, April 30, 2019 and April 30, 2018, is as follows:

	12/28/2019	4/30/2019	4/30/2018
	(In thousands)
Liability for uncertain tax positions, beginning of year	$153	$153	$—
Addition: increases related to current year positions	—	—	153
Addition: increases related to prior year positions	308	—	—
Liability for uncertain tax positions, end of year	$461	$153	$153

As of December 28, 2019, the Company's earliest open tax year for U.S. federal income tax purposes was its fiscal year ended April 30, 2016.

(16) Related Party Transactions

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

The Company is a participant in the following related party transactions with Mr. Turner during the Transition Period:

Turner Consulting Agreement. Mr. Turner and the Company entered into a Consulting Agreement on September 20, 2018 commencing on October 1, 2018 and was in effect until September 30, 2019 (the "Consulting Agreement"). The Consulting Agreement paid a fee at a monthly rate of $65,000 with a total of $455,000 being paid in fiscal 2019. Mr. Turner entered into an

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Employment Agreement with the Company on June 9, 2019 upon his appointment as Interim Chief Executive Officer (the “Employment Agreement”). The Employment Agreement made the Consulting Agreement void and of no effect.

Revolution Financial Services Agreement. The Company entered into a one-year Services Agreement (the “Revolution Agreement”) with Revolution Financial, Inc. (“Revolution”) effective as of August 23, 2019. Mr. Turner serves as the Chief Executive Officer of Revolution. The Revolution Agreement provides for certain transition services, including leased office space and information technology personnel. Pursuant to the terms as provided in the Revolution Agreement, fees for each of the services provided by Revolution are calculated based on the actual costs for each applicable service to be paid by the Company. For the transition services provided by the Company in retail locations, which includes the provision of space and staffing, Revolution will pay the Company 50% of net revenue.

Messrs. Kahn and Laurence

Vintage and its affiliates held approximately 43% of the aggregate voting power of the Company through their ownership of common stock and Preferred Stock as of December 28, 2019. Brian Kahn and Andrew Laurence, principals of Vintage, are members of the Company's Board of Directors with Mr. Laurence also serving as the Company's Chairman of the Board. As of October 2, 2019, Mr. Kahn was also appointed as President and Chief Executive Officer of the Company with an initial term of three years and Mr. Laurence was appointed an Executive Vice President of the Company, each with an initial term of three years.

Buddy's Acquisition. On July 10, 2019, the Company completed the Buddy's Acquisition. Vintage and other entities controlled by Mr. Kahn owned approximately 60% of Buddy's. For more information about the Buddy's Acquisition, please see "Note 2 - Acquisitions" included in “Part II., Item 8. Financial Statements and Supplementary Data” of this Transition Report on Form 10-K/T.

Stock Subscription Agreements. Affiliates of Vintage purchased 2,083,333.33 shares of the Company's common stock for$25.0 million under the Closing Subscription Agreement on July 10, 2019. On October 21, 2019 and October 23, 2019, a Vintage affiliate and Brian Kahn and Lauren Kahn purchased an aggregate of 2,333,333.33 shares of the Company's common stock for $28.0 million under a subscription agreement dated August 7, 2019 with the Company. On December 6, 2019, Vintage affiliates purchased an aggregate of 937,500 shares of the Company's common stock for $11.3 million under a subscription agreement dated August 7, 2019 with the Company.

Vitamin Shoppe Acquisition and Related Transactions. On August 7, 2019, the Company entered into an agreement to acquire Vitamin Shoppe through the Vitamin Shoppe Acquisition. Vintage had an approximately 15% equity ownership in Vitamin Shoppe. In addition, a Vintage affiliate entered into a binding equity commitment letter pursuant to which it agreed to finance up to $70.0 million in equity to complete the Vitamin Shoppe Acquisition and the repayment of the existing Vitamin Shoppe convertible notes (the “Vitamin Shoppe equity commitment”). Pursuant to the Vitamin Shoppe equity commitment, the Vintage affiliate or its designated co-investors have agreed to purchase up to $70.0 million of the Company’s common stock at a purchase price of $12.00 per share to finance the Vitamin Shoppe Acquisition. On December 6, 2019, Vintage affiliates purchased an aggregate of 937,500 shares of the Company's common stock for $11.3 million and co-investors purchased 1,501,248 shares of the Company's common stock for $19.9 million under the Vitamin Shoppe equity commitment. For more information on the Vitamin Shoppe Acquisition, please see "Note 2 - Acquisitions".

Buddy's Partner Acquisition. On September 30, 2019, the Company completed the Buddy's Partner Acquisition. As consideration for the acquisition, the sellers, which included Vintage and affiliates, received 1,350,000 New Holdco units and 270,000 shares of Preferred Stock. For more information about the Buddy's Partner Acquisition please see "Note 2 - Acquisitions".

Buddy's Franchises. Mr. Kahn has an equity interest in an entity that owns three Buddy's franchisees. All transactions between the Company's Buddy's segment and Mr. Kahn's entity are conducted on a basis consistent with other franchisees. Mr. Kahn's brother-in-law owns three Buddy's franchisees. All transactions between the Company's Buddy's segment and Mr. Kahn's brother-in-law are conducted on a basis consistent with other franchisees.

A special committee of independent directors of our board of directors, who were unaffiliated with Vintage and its affiliates, unanimously approved the Buddy's Acquisition and the Buddy's Partners Acquisition.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Bryant Riley (former director)

Mr. Riley, through controlled entities or affiliates held approximately 15% of the aggregate ownership of the Company's common stock as of December 28, 2019. Mr. Riley was also a member of the Company's Board of Directors until March 2020.

Stock Subscription Agreement. On October 22, 2019, B. Riley FBR, Inc., an entity controlled by Mr. Riley, purchased 1,000,000 shares of the Company's common stock for $12.0 million under the Vitamin Shoppe Stock Issuance.

Credit Agreements. On December 16, 2019, the Company entered into the Vitamin Shoppe Term Loan with an entity controlled by Mr. Riley. On February 14, 2020, the Company entered into a $675 million credit facility, which included a $575 million AF Term Loan and a $100 million ABL Term Loan with an entity controlled by Mr. Riley acting as the administrative agent.

Fee Letter. On February 19, 2020, the Company entered into a fee letter with B. Riley pursuant to which B. Riley received an equity fee equal to 6% of the $36.0 million of equity raised by B. Riley for the Company.

Matthew Avril

Stock Subscription Agreement. On December 16, 2019, Mr. Avril purchased 75,469 shares of the Company’s common stock for $1,000,009 under a subscription agreement with the Company.

Andrew Kaminsky

Stock Subscription Agreement. On December 16, 2019, Mr. Kaminsky purchased 10,000 shares of the Company’s common stock for $132,930 under the Vitamin Shoppe Stock Issuance.

Eric F. Seeton

Stock Subscription Agreement. On December 16, 2019, Mr. Seeton purchased 11,320 shares of the Company’s common stock for $150,000 under the Vitamin Shoppe Stock Issuance.

Michael S. Piper

Stock Subscription Agreements. On December 16, 2019, Mr. Piper purchased 39,620 shares of the Company’s common stock for $0.5 million on December 16, 2019 under the Vitamin Shoppe Stock Issuance. On February 7, 2020, Mr. Piper purchased 123,529 shares for $2.1 million under the Equity Financing as defined below in "Note 19. Subsequent Events".

Tax Receivable Agreement

As discussed in "Note 2 - Acquisitions", in connection with the Buddy's Acquisition, the Company entered into a TRA with the Buddy's Members that provides for the payment to the Buddy's Members of 40% of the amount of any tax benefits that the Company actually realizes as a result of increases in the tax basis of the net assets of New Holdco resulting from any redemptions or exchanges of New Holdco units. There were no amounts paid or due under the TRA to the Buddy's Members as of and during the period ended December 28, 2019.

(17) Commitments and Contingencies
In the ordinary course of operations, the Company may become or is party to claims and lawsuits that are considered to be ordinary, routine litigation, incidental to the business, including claims and lawsuits concerning the preparation of customers' income tax returns, the fees charged to customers for various products and services, relationships with franchisees, intellectual property disputes, employment matters, and contract disputes. Although the Company cannot provide assurance that it will ultimately prevail in each instance, it believes the amount, if any, it will be required to pay in the discharge of liabilities or settlements in these claims will not have a material adverse impact on its consolidated results of operations, financial position, or cash flows except as provided below.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Virginia Derivative Litigation

RSL Senior Partners LLC, derivatively and on behalf of Liberty Tax, Inc. v. Edward L. Brunot, John T. Hewitt, Kathleen E. Donovan, Gordon D’Angelo, John Garel, Thomas Herskovits, Robert M. Howard, Ross N. Longfield. Steven Ibbotson, Ellen M. McDowell, Nicole Ossenfort, George Robson and John Seal (Individual Defendants) and Liberty Tax. Inc. (Nominal Defendant) This case was filed on March 7, 2018 in the United States District Court for the Eastern District of Virginia (the “Virginia Action”). This purported stockholder derivative action was filed on behalf of the Company seeking to address the alleged wrongs of the Company’s directors and officers (the “Complaint”). The Complaint claimed that certain conduct created an inappropriate tone at the top, resulting in the loss of key executives, employees, directors and otherwise harmed the Company. The Complaint asserted claims under Section 14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Section 10(b) and Rule 10b-5 and Section 20(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. No claim or relief was asserted against the Company, which was named solely as a Nominal Defendant. The parties to the Virginia Action have agreed that all claims in the Virginia Action have been settled and the Company agreed to pay an immaterial amount. The Court approved the settlement at a fairness hearing for the Virginia Action on September 11, 2019.

Eastern District of New York Securities Litigation

In Re Liberty Tax, Inc. Securities Litigation, This case consolidated two previously filed cases on July 12, 2018. The case, among other things, asserts that the Company’s SEC filings over a multi-year period failed to disclose the alleged misconduct of the individual defendants and that disclosure of the alleged misconduct caused the Company’s stock price to drop and, thereby harm the purported class of stockholders. The class period is alleged to be October 1, 2013 through February 23, 2018. The defendants filed a joint motion to dismiss the Consolidated Amended Class-Action Complaint on September 17, 2018 which was granted on January 17, 2020. The Plaintiff filed their notice to appeal to the United States Court of Appeals for the Second Circuit on February 19, 2020.

Stockholder Class-Action and Derivative Complaint

On August 12, 2019, Asbestos Workers’ Philadelphia Pension Fund, individually and on behalf of all others similarly situated and derivatively on behalf of the Company filed a class-action and derivative complaint (the “Derivative Complaint”) in the Court of Chancery of the State of Delaware, against Matthew Avril, Patrick A. Cozza, Thomas Herskovits, Brian R. Kahn, Andrew M. Laurence, Lawrence Miller, G. William Minner Jr., Bryant R. Riley, Kenneth M. Young, (collectively the “Derivative Complaint Individual Defendants”), and against Vintage, B. Riley Financial, Inc. ("B. Riley"), and the Company as a Nominal Defendant.

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

The Derivative Complaint seeks: (a) declaration that the action is properly maintainable as a class-action; (b) a finding the Individual Defendants are liable for breaching their fiduciary duties owed to the class and the Company; (c) a finding that demand on the Company's Board is excused as futile; (d) enjoining the consummation of the Tender Offer unless and until all material information necessary for the Company's stockholders to make a fully informed tender decision has been disclosed; (e) a finding Vintage and B. Riley are liable for unjust enrichment; (f) an award to Plaintiff and the other members of the class damages in an amount which may be proven at trial; (g) an award to Plaintiff and the other members of the class pre-judgment and post-judgment interest, as well as their reasonable attorneys’ and expert witness fees and other costs; (h) an award to the Company in the amount of damages it sustained as a result of Individual Defendants’ breaches of fiduciary duties to the Company; and (i) awarding such other and further relief as this Court may deem just and proper.

On October 23, 2019, the Plaintiff filed a Verified Amended Stockholder Class-Action and Derivative Complaint (the “Amended Complaint”), following the Company’s filing of the amended and restated offer to purchase on October 16, 2019

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(the “Offer to Purchase”). The Amended Complaint contained substantially similar allegations but revised certain allegations based on disclosures contained in, or purportedly omitted, from the Offer to Purchase. On November 5, 2019, the Company filed Amendment No. 5 to the Offer to Purchase making certain additional disclosures.

On February 7, 2020, Matthew Sciabacucchi, a purported stockholder of the Company, filed a motion to intervene to pursue some or all of the derivative claims pending in the Court of Chancery.  Mr. Sciabacucchi’s motion states that Asbestos Workers’ Philadelphia Pension Fund has sold its shares in the Company.  The motion to intervene remains pending.

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

Class-Action Litigation

Rene Labrado v. JTH Tax, Inc. On July 3, 2018, a class-action complaint was filed in the Superior Court of California, County of Los Angeles by a former employee for herself and on behalf of all other “similarly situated” persons. The Complaint alleges, among other things, that the Company allegedly violated various provisions of the California Labor Code, including: unpaid overtime, unpaid meal period premiums, unpaid rest premiums, unpaid minimum wages, final wages not timely paid, wages not timely paid, non-compliant wage statements, failure to keep pay records, unreimbursed business expenses and violation of California Business and Profession Code Section 17200. The Complaint seeks actual, consequential and incidental losses and damages, injunctive relief and other damages. The Company highly disputes the allegations set forth in the Complaint and filed a motion to dismiss. On May 29, 2019, the Court denied the Company’s motion to dismiss, but granted the Company leave to file a motion to strike. The Company filed a motion to strike and on August 20, 2019, the Court granted in part and denied in part the Company’s motion. The Court provided the Company with twenty days to file its answer to the Complaint and lifted the discovery stay. The Court set the hearing on the class certification for December 18, 2020.

DOJ and IRS Matters

On December 3, 2019, the DOJ initiated a legal proceeding against the Company, in the U.S. District Court for the Eastern District of Virginia. Also, on December 3, 2019, the DOJ and the Company filed a joint motion asking the court to approve a proposed order setting forth certain enhancements to the Company's Liberty Tax segments compliance program and requiring the Company to retain an independent monitor to oversee the implementation of the required enhancements to the compliance program. The monitor will work with the Company's Liberty Tax segments compliance team and may make recommendations for further refinements to improve the tax compliance program.  As part of the proposed order, the Company also agreed that it would not rehire or otherwise engage the Company’s former chairman, John T. Hewitt, under whose supervision the conduct at issue occurred, and agreed not to grant Mr. Hewitt any options or other rights to acquire equity in the Company, or to nominate him to the Company’s Board of Directors. On December 20, 2019 the Court granted the joint motion for the proposed order and the confidentiality motion, which fully resolved the legal proceeding initiated by DOJ.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In addition, the Company entered into a settlement agreement resolving the previously disclosed investigation by the IRS with respect to the tax return preparation activities of the Company’s Liberty Tax segments franchise operations and Company-owned stores.  Pursuant to that agreement, the Company agreed to make a compliance payment to the IRS in the amount of $3.0 million, to be paid in installments over 4 years, starting with an upfront payment of $1.0 million, followed by a $0.5 million payment on each anniversary thereof.

As previously disclosed, the Company expects that the increased costs to enhance its compliance program could exceed $1.0 million per year over several years, in addition to the costs necessary to resolve the investigation.

Other Matters

Convergent Mobile, Inc. v. JTH Tax, Inc. On August 26, 2019, Convergent Mobile, Inc. (“Convergent”) filed a complaint in the Superior Court of the State of California, County of Sonoma, against the Company (the "California Complaint"). The California Complaint alleges that the Company breached a contract between it and Convergent, and Convergent has asserted counts for breach of contract, promissory estoppel, and breach of the covenant of good faith and fair dealing. The California Complaint generally seeks damages according to proof, special damages according to proof, interest, attorneys’ fees and cost. The Company removed the matter to the federal district court for the Northern District of California and filed a motion to dismiss and motion to strike. On January 16, 2020, the Court vacated the previously scheduled hearing on Company’s motion to dismiss and motion to strike and stated a written opinion would be forthcoming. On April 22, 2020, the Court granted in part and denied in part the Company’s motion to dismiss. The Court denied the Company’s motion to strike and ordered the Company to file its answer on or before May 8, 2020. The Company disputes these claims and intends to defend the matter vigorously.

(18) Segments

The Company's operations are conducted in four reporting business segments: Vitamin Shoppe, Sears Outlet, Liberty Tax and Buddy's. The Company defines its segments as those operations which results its chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources. The results of operations of Buddy's are included in the Company's results of operations beginning on July 11, 2019, the results of operations of Sears Outlet are included in the Company's results of operations beginning on October 23, 2019, while the results of operations of Vitamin Shoppe are included in the Company's results of operations beginning on December 16, 2019. Prior to July 11, 2019, the Company operated as a single reportable segment that was comprised of Liberty Tax.

The Vitamin Shoppe segment is an omni-channel specialty retailer and wellness lifestyle company with the mission of providing customers with the most trusted products, guidance, and services to help them become their best selves, however they define it. The Vitamin Shoppe segment offers a comprehensive assortment of nutritional solutions, including vitamins, minerals, specialty supplements, herbs, sports nutrition, homeopathic remedies, green living products, and natural beauty aids. The Vitamin Shoppe segment consists of our operations under the "Vitamin Shoppe" brand and is headquartered in Secaucus, New Jersey.

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

The Company measures the results of its segments, using, among other measures, each segment's total revenue, depreciation, amortization, and impairment charges and income (loss) from operations. The Company may revise the measurement of each segment's income (loss) from operations as determined by the information regularly reviewed by the

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

CODM. When the measurement of a segment changes, previous period amounts and balances are reclassified to be comparable to the current period's presentation.

Total revenues by segment are as follows:

	Transition Period Ended	Twelve Months Ended
	12/28/2019	4/30/2019	4/30/2018
	(In thousands)	(In thousands)
Total revenue:
Vitamin Shoppe	$30,574	$—	$—
Sears Outlet	68,230	—	—
Liberty Tax	14,984	132,546	174,872
Buddy's	35,722	—	—
Consolidated total revenue	$149,510	$132,546	$174,872

Depreciation, amortization, and impairment charges by segment are as follows:

	Transition Period Ended	Twelve Months Ended
	12/28/2019	4/30/2019	4/30/2018
	(In thousands)	(In thousands)
Depreciation, amortization, and impairment charges:
Vitamin Shoppe	$986	$—	$—
Sears Outlet	549	—	—
Liberty Tax	28,501	14,084	14,416
Buddy's	2,365	—	—
Consolidated depreciation, amortization, and impairment charges:	$32,401	$14,084	$14,416

Operating income (loss) by segment are as follows:

	Transition Period Ended	Twelve Months Ended
	12/28/2019	4/30/2019	4/30/2018
	(In thousands)	(In thousands)
Income (loss) from operations:
Vitamin Shoppe	$(13,509)	$—	$—
Sears Outlet	(18,539)	—	—
Liberty Tax	(69,590)	(859)	7,599
Buddy's	3,172	—	—
Total Segments	(98,466)	(859)	7,599
Corporate	(7,133)	—	—
Consolidated income (loss) from operations	$(105,599)	$(859)	$7,599

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Total assets by segment are as follows:

	12/28/2019	4/30/2019	4/30/2018
	(In thousands)
Total assets:
Vitamin Shoppe	$679,646	$—	$—
Sears Outlet	267,176	—	—
Liberty Tax	123,576	160,001	178,003
Buddy's	188,941	—	—
Total Segments	1,259,339	160,001	178,003
Corporate	39,206	—	—
Consolidated total assets	$1,298,545	$160,001	$178,003

Goodwill by segment is as follows:

	12/28/2019	4/30/2019	4/30/2018
	(In thousands)
Goodwill:
Vitamin Shoppe	$4,951	$—	$—
Sears Outlet	31,028	—	—
Liberty Tax	9,780	6,566	8,640
Buddy's	88,542	—	—
Consolidated goodwill	$134,301	$6,566	$8,640

(19) Subsequent Events

On January 3, 2020, the Company entered into a Subscription Agreement with an affiliate of Vintage, pursuant to which the affiliate of Vintage purchased from the Company 2,354,000 shares of common stock of the Company, par value $0.01 per share, at a purchase price of $12.00 per share for an aggregate purchase price of $28.2 million in cash. The common stock was purchased pursuant to an amendment to an equity commitment letter, dated August 7, 2019, between the Company and Tributum, L.P. (as amended, the "ECL"), pursuant to which Vintage agreed to provide $70.0 million of equity financing for the Vitamin Shoppe Acquisition.

On February 7, 2020, investors purchased approximately 3,877,964.65 shares of the Company's common stock for $65.9 million. The equity financing was done through purchases of shares of common stock of the Company at $12.00 per share under the Vintage ECL, and $23.00 per share in connection with a separate private placement of shares of common stock (collectively, the "Equity Financing") pursuant to certain subscription agreements entered into by each investor with the Company. Pursuant to the ECL, Tributum, L.P. assigned certain of its obligations thereunder to provide a portion of such Equity Financing to certain of the investors. The proceeds of the of Equity Financing were used by the Company to fund the repurchase or redemption of the Company's outstanding 2.25% Convertible Notes (the "Convertible Notes"), to make interest payments on the Convertible Notes that are not repurchased or redeemed until their maturity and to also fund general, working capital and cash needs of the Company. On February 7, 2020, the Company completed the repurchase of approximately $60.4 million in aggregate principal amount of outstanding Convertible Notes for a purchase price of approximately $60.6 million, which includes accrued interest.

On February 14, 2020, the Company announced the completion of the American Freight Acquisition, for an aggregate preliminary purchase price of $356.9 million. Additionally, the Company, through certain of its subsidiaries, entered into a $675.0 million credit facility which funded the American Freight Acquisition and refinanced debt of its Buddy’s segment and Sears Outlet segment.

The table below summarizes the unaudited preliminary estimates of the fair values of the identifiable assets acquired and liabilities assumed in the American Freight Acquisition as of February 14, 2020. The preliminary estimates of the fair value of

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

identifiable assets acquired and liabilities assumed are subject to revisions, which may result in an adjustment to the preliminary values presented below. The Company expects to complete the purchase price allocation as soon as reasonably possible but not to exceed one year from the American Freight Acquisition date.

(Unaudited)
(In thousands)	Preliminary 2/14/2020
Cash and cash equivalents	$3,840
Prepaid expenses and other current assets	3,158
Inventories, net	99,200
Property, equipment and software, net	11,032
Goodwill	336,784
Operating lease right-of-use assets	91,236
Other intangible assets, net	70,200
Other non-current assets	1,607
Total assets	617,057
Current operating lease liabilities	17,457
Accounts payable	44,696
Layaway deposits and deferred revenue	12,619
Accrued expenses and other current liabilities	14,527
Current installments of long-term obligations	3,210
Long-term obligations, excluding current installments	93,975
Deferred tax liabilities	11,398
Non-current operating lease liabilities	62,289
Total liabilities	260,171
Consideration transferred	$356,886

In addition, on February 14, 2020, substantially concurrently with the American Freight Acquisition, the Company issued to Kayne FRG Holdings, L.P. (“Kayne FRG”), 1,250,000 shares of common stock of the Company pursuant to a subscription agreement entered into between Kayne FRG and the Company, as consideration and payment for services rendered by Kayne FRG to the Company in connection with the $675 million credit facility.

On March 12, 2020, the Company announced that its Board of Directors approved a cash dividend to the Company’s stockholders. The quarterly dividend of $0.25 per share will be paid on or about April 27, 2020 to stockholders of record at the close of business on April 10, 2020.

In March 2020, the World Health Organization recognized the coronavirus (COVID-19) as a pandemic. This coronavirus outbreak has severely restricted the level of economic activity around the world. In an effort to mitigate the continued spread of the virus, federal, state and local governments, as well as certain private entities have mandated various restrictions, including travel restrictions, restrictions on public gatherings, closing of nonessential businesses and quarantining of people who may have been exposed to the coronavirus. As a result of these restrictions, together with a general fear of the impact on the global economy and financial markets, there is significant uncertainty surrounding the potential impact on our business. As of today, all of the Company’s operating businesses, except American Freight, have been deemed essential businesses and remain open in most states. However, the following actions have been taken by the Company in response to the impact of the coronavirus:

•
The Company’s store and distribution center associates, who have voluntarily determined to continue to work, have been provided proper cleaning and protective supplies to ensure the safety of such associates and the Company’s customers;

•	All of the Company’s corporate offices have been temporarily closed and its corporate associates are working remotely;

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

•
Effective April 1, 2020, the Company’s executive leadership has voluntarily agreed to a temporary reduction in their base salaries. Mr. Kahn took a 50% base salary reduction while the Company’s other executive officers took 30% to 40% base salary reductions;

•	The Board of Directors of the Company has agreed to a temporary reduction of its compensation by 50%; and

•
Where the Company’s stores have been mandated to close, the Company has furloughed workers to give them the ability to receive government benefits while committing to pay 100% of their health and welfare benefits through at least April 30, 2020.

The Company is working to conserve cash and maintain liquidity and has requested all operating companies (i) approach their landlords to seek rent deferrals and abatements; (ii) work with vendors and suppliers to extend payment terms; (iii) suspend all non-essential capital expenditures; (iv) dramatically reduce non-committed or contractual marketing activities; and (v) delay non-essential projects and programs.

The Company expects a significant increase in cash in the coming months from anticipated tax refunds generated from new regulations in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), as well as potential positive working capital adjustments from recent acquisitions. The Company has been diligently evaluating the CARES Act to determine if there are additional opportunities for tax relief or funding. In addition to any tax refunds available under the CARES Act, the Company intends to take advantage of the opportunity to defer payroll taxes under the CARES Act and is exploring the availability of the employee retention credit provided for under the CARES Act.

As described above, in connection with the Buddy’s Acquisition and the Company’s acquisition of 21 Buddy’s Home Furnishings stores from a series of franchisees of Buddy’s New Holdco, a wholly-owned direct subsidiary of the Company, the sellers in the acquisitions received, in the aggregate 9,433,332.18 New Holdco units and 1,886,666.44 shares of Preferred Stock. Following an initial six-month lockup period, which has expired, the sellers were permitted to redeem one New Holdco unit and one-fifth of a share of Preferred Stock in exchange for one share of the Company’s common stock. As of April 1, 2020, all shares of outstanding Preferred Stock and New Holdco units (except for the New Holdco units held by the Company) were redeemed for shares of the Company’s common stock and no shares of Preferred Stock or New Holdco units remained outstanding (except for the New Holdco Units held by the Company). On April 1, 2020, the Company entered into the Second Amended and Restated Limited Liability Company Agreement of Buddy’s New Holdco to amend and restate the New Holdco LLC Agreement in its entirety to reflect, among other things, that the Company is the sole member of Buddy’s New Holdco as a result of these redemptions.

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

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 28, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 28, 2019, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as a result of a material weaknesses discussed below.

The Company concluded that, notwithstanding the material weaknesses in the Company's internal control over financial reporting, the consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America (GAAP).

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on the criteria set forth in the Internal Control-Integrated Framework, management concluded that, as of December 28, 2019, our internal control over financial reporting is not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses existed at December 28, 2019:

Control Activities and Risk Assessment - We did not design and implement effective control activities based on the criteria established in the COSO framework. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate. Contributing deficiencies included: (i) selecting and developing control activities that contribute to the mitigation of risks and support the achievement of objectives including systematic segregation of duties related to journal entry preparation and posting, (ii) selecting and developing control activities over information technology that restrict system access to those necessary to perform their job functions, preventing inappropriate changes to data and application systems, and controls over production systems including the completeness and accuracy of data, and (iii) identifying and assessing changes that could significantly impact the system of internal controls and deploying control activities such as reviews of purchase accounting, timely closing of subsidiary financial information, and reviews of subsidiary operating results, through policies that establish what is expected and procedures that put policies into action.

Deficiencies in control activities contributed to accounting errors or the potential for there to have been material accounting and disclosure errors.

The scope of management’s assessment of the effectiveness of our internal control over financial reporting included all of our consolidated operations except for the operations of Buddy’s Home Furnishings, Sears Outlet, and Vitamin Shoppe as these companies were acquired during the Transition Period. The operations of these acquired entities represented 75% of our consolidated total assets and 90% of our consolidated revenues as of and for the Transition Period ended December 28, 2019. The Company is in the process of implementing our internal control structure over the acquired operations and expect that this effort will be completed in fiscal 2020.

Deloitte and Touche LLP, the Company's independent registered public accounting firm that audited the consolidated financial statements included in this Transition Report on Form 10-K/T, has issued their attestation report on the Company's internal control over financial reporting, which is included herein.

Planned Remediation of 2019 Material Weaknesses

Management will work to ensure that control activities are selected, designed and effectively implemented during the fiscal year ending December 26, 2020. Management believes that such activities will allow the Company to (i) select and develop control activities that contribute to the mitigation of risks and the achievement of objectives and (ii) deploy control activities through policies that establish what is expected and procedures that put policies into action.

The Company has engaged an outside firm to assist in remediating the information technology general controls related to user access, change control, and monitoring controls around key IT systems. The Company believes this effort along with improving policies and procedures regarding the granting and review of access to IT systems to ensure access is limited to functions required for roles and responsibilities thereby reducing separation of duties conflicts will remediate the material weakness.

The Company is committed to maintaining a strong control environment and believes that remediation efforts represent significant improvements in its controls. Additional remediation efforts continue to be considered and will be implemented as appropriate. The Company will continue to assess the effectiveness of our remediation efforts in connection with its evaluations of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

In the ordinary course of business, we review our system of internal control over financial reporting and make changes to improve such controls and increase efficiency. We are currently implementing new processes and controls as well as enhancing existing processes and control activities at companies acquired through acquisitions. We believe the related changes to processes and internal controls will allow us to be more efficient and further enhance our internal control over financial reporting.

Other than the ongoing remediation efforts of the material weaknesses disclosed above, there were no changes in the Company's internal control over financial reporting during the quarter ended December 28, 2019 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Executive Officers, and Corporate Governance.
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for its 2020 Annual Meeting of Stockholders.

Item 11.    Executive Compensation.
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for its 2020 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for its 2020 Annual Meeting of Stockholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for its 2020 Annual Meeting of Stockholders.

Item 14.    Principal Accounting Fees and Services.
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for its 2020 Annual Meeting of Stockholders.

PART IV
Item 15.    Exhibits, Financial Statement Schedules.

(a)	Financial Statements.
The following financial statements of the Company are included in Item 8 of this Transition Report on Form 10-K/T:
Audited Financial Statements for the Transition Period, and Years Ended April 30, 2019 and April 30, 2018

Page
Reports of Independent Registered Public Accounting Firms	51
Consolidated Balance Sheets as of December 28, 2019, April 30, 2019 and April 30, 2018	55
Consolidated Statements of Operations for the Transition Period Ended December 28, 2019, December 29, 2018 (Unaudited), and Years Ended April 30, 2019 and April 30, 2018	56
Consolidated Statements of Comprehensive Income (Loss) for the Transition Period Ended December 28, 2019, December 29, 2018 (Unaudited), and Years Ended April 30, 2019 and April 30, 2018	57
Consolidated Statements of Stockholders' Equity for the Transition Period Ended December 28, 2019, and Years Ended April 30, 2019 and April 30, 2018	58
Consolidated Statements of Cash Flows for the Transition Period Ended December 28, 2019, December 29, 2018 (Unaudited), and Years Ended April 30, 2019 and April 30, 2018	60
Notes to Consolidated Financial Statements	61

(b)	Exhibits.

Exhibit Number	Exhibit Description
2.1
Agreement of Merger and Business Combination Agreement dated as of July 10, 2019, among Liberty Tax, Inc., Buddy’s Newco, LLC, Franchise Group New Holdco, LLC, Franchise Group B Merger Sub, LLC, and Vintage RTO, L.P. (incorporated by reference to Exhibit 2.1 to Form 8-K, File No. 001-35588 filed on July 11, 2019).

2.2
Agreement and Plan of Merger, dated as of August 7, 2019, by and among Liberty Tax, Inc., Vitamin Shoppe, Inc. and Valor Acquisition, LLC (incorporated by reference to Exhibit 2.1 to Form 8-K, File No. 001-35588 filed on August 8, 2019).

2.2.1
First Amendment to Agreement and Plan of Merger, dated as of November 11, 2019, by and among Franchise Group, Inc., Vitamin Shoppe, Inc. and Valor Acquisition, LLC. (incorporated by reference to Exhibit 2.1 to Form 8-K, File No. 001-35588 filed on November 12, 2019).

2.3
Equity and Asset Purchase Agreement, dated as of August 27, 2019, by and between Sears Hometown Outlet Stores, Inc., Franchise Group Newco S, LLC and solely for purposes of Section 10.17 thereto, Liberty Tax, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K, File No. 001-35588 on August 28, 2019).

2.4
Asset Purchase Agreement, dated as of December 16, 2019, by and among Franchise Group Newco R, LLC, the sellers listed on Schedule I thereto, and Revolution Financial, Inc. as the representative of the sellers (incorporated by reference to Exhibit 2.1 to Form 8-K, File No. 001-35588 filed on December 17, 2019).

2.4.1
Amendment No. 1, dated as of March 12, 2020, to Asset Purchase Agreement, dated as of December 16, 2019, by and among Franchise Group Newco R, LLC, the sellers listed on Schedule I thereto, and Revolution Financial, Inc. as the representative of the sellers (incorporated by reference to Exhibit 2.1 to Form 8-K, File No. 001-35588 filed on March 12, 2020).

2.4.2
Mutual Termination Agreement, dated as of March 31, 2020, by and among Franchise Group Newco R, LLC, the sellers listed on Schedule I thereto, and Revolution Financial, Inc. as the representative of the sellers (incorporated by reference to Exhibit 2.1 to Form 8-K, File No. 001-35588 filed on April 3, 2020)

2.5
Agreement and Plan of Merger, dated as of December 28, 2019, by and among Franchise Group Newco Intermediate AF, LLC, American Freight Group, Inc., Franchise Group Merger Sub AF, Inc., and The Jordan Company, L.P., solely in its capacity as representative (incorporated by reference to Exhibit 2.1 to Form 8-K, File No. 001-35588 filed on December 30, 2019).

2.5.1
Amendment to Agreement and Plan of Merger, dated as of February 14, 2020, by and among American Freight Group, Inc., Franchise Group Newco Intermediate AF, LLC and The Jordan Company, L.P., solely in its capacity as representative for the Fully-Diluted Stockholders (as defined in the Merger Agreement) (incorporated by reference to Exhibit 2.1, File No. 001-35588 filed on February 18, 2020).

3.1	Second Amended and Restated Certificate of Incorporation of Liberty Tax, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K, File No. 001-35588 filed on December 19, 2018).
2.1.1
Certificate of Designation of the Voting Non-Economic Preferred Stock of Liberty Tax, Inc. filed with the Secretary of State of the State of Delaware July 10, 2019 (incorporated by reference to Exhibit 3.1, File No. 001-35588 filed on July 11, 2019).

3.1.2
Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Liberty Tax, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K, File No. 001-35588 filed on September 19, 2019).

3.1.3
Certificate of Increase of the Number of Shares of Voting Non-Economic Preferred Stock of Franchise Group, Inc., filed with the Secretary of State of the State of Delaware on September 30, 2019 (incorporated by reference to Exhibit 3.1 to Form 8-K, File No. 001-35588 filed on October 1, 2019).

3.2	Second Amended and Restated Bylaws of Liberty Tax, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K, File No. 001-35588 filed on July 15, 2014).
4.1	Specimen Common Stock Certificate of Franchise Group, Inc. (incorporated by reference to Exhibit 4.18 to Form S-3, File No. 333-236211 filed on January 31, 2020).
4.2	Form of Indenture with respect to Senior Debt Securities (incorporated by reference to Exhibit 4.2 to Form S-3, File No. 333-199579 filed on October 23, 2014).
4.3	Form of Indenture with respect to Subordinated Debt Securities (incorporated by reference to Exhibit 4.4 to Form S-3, File No. 333-199579 filed on October 23, 2014).
4.4*	Description of the Company’s Common Stock
10.1#	JTH Holding, Inc. 2011 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to Form S-1, File No. 333-176655 filed on February 3, 2012).

Exhibit Number	Exhibit Description
10.2#
Form of Incentive Stock Option Agreement for Employees via JTH Holding, Inc. 2011 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 5 to Form S-1, File No. 333-176655 filed on October 15, 2012).

10.3#
Form of Restricted Stock Unit Agreement for Employees via JTH Holding, Inc. 2011 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.5 to Form 10-K, File No. 001-35588 filed on October 1, 2013).

10.4#	Employment Agreement for Nicole Ossenfort dated June 1, 2018 (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on June 6, 2018).
10.5
Credit Agreement dated as of May 16, 2019 among Liberty Tax, Inc. Citizen Bank, N.A. and other parties (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on May 16, 2019).

10.5.1
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

10.6
Pledge and Security Agreement dated as of May 16, 2019 among Liberty Tax Inc., certain of Liberty Tax Inc's direct and indirect subsidiaries, Citizen Bank, N.A. and other parties (incorporated by reference to Exhibit 10.2 to Form 8-K, File No. 001-35588 filed on May 16, 2019).

10.7
Guarantee Agreement dated as of May 16, 2019 among Liberty Tax, Inc. certain of Liberty Tax Inc's direct and indirect subsidiaries, Citizen Bank, N.A. and other parties (incorporated by reference to Exhibit 10.3 to Form 8-K, File No. 001-35588 filed on May 16, 2019).

10.8
Subordinated Delayed Draw Note dated as of May 16, 2019 given by Liberty Tax, Inc in favor or Vintage Capital Management, LLC (incorporated by reference to Exhibit 10.4 to Form 8-K, File No. 001-35588 filed on May 16, 2019).

10.9
Credit Agreement dated as of July 10, 2019, among Buddy’s Newco, LLC and Buddy’s Franchising and Licensing LLC, each as borrowers, Franchise Group Intermediate B, LLC, various lenders from time to time party thereto, and Kayne Solutions Fund, L.P., as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.8 to Form 8-K, File No. 001-35588 filed on July 11, 2019).

10.9.1
Amendment Number One and Consent, dated as of August 23, 2019, to Credit Agreement, dated as of July 10, 2019, among Buddy’s Newco, LLC and Buddy’s Franchising and Licensing LLC, each as borrowers, Franchise Group Intermediate B, LLC, various lenders from time to time party thereto, and Kayne Solutions Fund, L.P., as administrative agent and as collateral agent. (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on August 28, 2019).

10.10#	Employment Agreement, dated June 9, 2020, between the Company and Brent Turner (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on June 10, 2019).
10.11
Security Agreement dated as of July 10, 2019, among Buddy’s Newco, LLC, Buddy’s Franchising and Licensing LLC and Franchise Group Intermediate B, LLC, as grantors, and Kayne Solutions Fund, L.P., as collateral agent (incorporated by reference to Exhibit 10.9 to Form 8-K, File No. 001-35588 filed on July 11, 2019).

10.12
Closing Subscription Agreement dated as of July 10, 2019, among Liberty Tax, Inc., and Tributum, L.P. (incorporated by reference to Exhibit 10.10 to Form 8-K, File No. 001-35588 filed on July 11, 2019).

10.13
Post-Closing Subscription Agreement dated as of July 10, 2019, among Liberty Tax, Inc., and Tributum, L.P. (incorporated by reference to Exhibit 10.11 to Form 8-K, File No. 001-35588 filed on July 11, 2019).

10.14
Credit Agreement dated as of May 16, 2019 among Liberty Tax, Inc., as borrower, the lenders party thereto, and Citizen Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on May 16, 2019).

10.15
Pledge and Security Agreement dated as of May 16, 2019 among Liberty Tax, Inc., certain of Liberty Tax’s direct and indirect subsidiaries and Citizen Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Form 8-K, File No. 001-35588 filed on May 16, 2019).

10.16
Guarantee Agreement dated as of May 16, 2019 among Liberty Tax, Inc., certain of Liberty Tax’s direct and indirect subsidiaries and Citizen Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to Form 8-K, File No. 001-35588 filed on May 16, 2019).

10.17	Subordinated Note dated as of May 16, 2019 given by Liberty Tax, Inc. in favor of Vintage Capital (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on May 16, 2019).

Exhibit Number	Exhibit Description
10.18
First Amended and Restated Limited Liability Company Agreement dated as of July 10, 2019, among Franchise Group New Holdco, LLC, as the company, Liberty Tax, Inc., the Brian DeGustino Revocable Trust, the Amy DeGustino Revocable Trust, Samjor Family LP, Vintage RTO, L.P., Martin Meyer, Fengfeng Ren, David O’Neil and Jeffrey D. Miller, each as a member, and Liberty Tax, Inc., as the manager (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on July 11, 2019).

10.18.1
Amended Schedule 1 to the First Amended and Restated Limited Liability Company Agreement, dated as of July 10, 2019, among Franchise Group New Holdco, LLC, as the company, Franchise Group, Inc., the Brian DeGustino Revocable Trust, the Amy DeGustino Revocable Trust, Samjor Family LP, Vintage RTO, L.P., Martin Meyer, Fengfeng Ren, David O’Neil and Jeffrey D. Miller, each as a member, and Franchise Group, Inc., as the manager (incorporated by reference to Exhibit 10.2 File No. 001-35588 filed on October 1, 2019).

10.18.2*
Second Amended and Restated Limited Liability Company Agreement of Franchise Group New Holdco, LLC dated as of April 1, 2020, between Franchise Group New Holdco, Inc., as the company, and Franchise Group, Inc.

10.19
Registration Rights Agreement dated as of July 10, 2019, among Liberty Tax, Inc., Tributum, L.P., the Brian DeGustino Revocable Trust, the Amy DeGustino Revocable Trust, Samjor Family LP, Vintage RTO, L.P., Martin Meyer and Fengfeng Ren, David O’Neil and Jeffrey D. Miller (incorporated by reference to Exhibit 10.2 to Form 8-K, File No. 001-35588 filed on July 11, 2019).

10.19.1
Amendment No. 1 to Registration Rights Agreement, dated as of September 30, 2019, among Franchise Group, Inc., Tributum, L.P., Samjor Family LP, Vintage RTO, L.P., Vintage Capital Management, LLC and Vintage Tributum, LP (incorporated by reference to Exhibit 10.2 to Form 8-K, File No. 001-35588 filed on October 1, 2019).

10.19.2
Amendment No. 2 to Registration Rights Agreement, dated as of October 23, 2019, by and among Franchise Group, Inc., Tributum, L.P., Samjor Family LP, Vintage RTO, L.P., Vintage Capital Management, LLC and Vintage Tributum, LP (incorporated by reference to Exhibit 10.7 to Form 8-K, File No. 001-35588 filed on October 23, 2019).

10.19.3	Amendment No. 3 to Registration Rights Agreement dated as of December 16, 2019 (incorporated by reference to Exhibit 10.4 to Form 8-K, File No. 001-35588 filed on December 17, 2019).
10.19.4
Amendment No. 4 to Registration Rights Agreement, dated January 31, 2020, by and among Franchise Group, Inc., Tributum, L.P., Samjor Family LP, Vintage RTO, L.P., Vintage Capital Management, LLC, Vintage Tributum, LP, Stefac LP, Brian Kahn and Lauren Kahn, as tenants by the entirety, and B. Riley FBR, Inc. (incorporated by reference to Exhibit 4.4.4 to Form S-3, File No. 333-236211 filed on January 31, 2020).

10.20
Income Tax Receivable Agreement dated as of July 10, 2019, among Liberty Tax, Inc., Vintage RTO, L.P., Samjor Family LP, the Brian DeGustino Revocable Trust, the Amy DeGustino Revocable Trust, Martin Meyer, Fengfeng Ren, David O’Neil and Jeffrey D. Miller (incorporated by reference to Exhibit 10.6 to Form 8-K, File No. 001-35588 filed on July 11, 2019).

10.21
Amendment Number One and Consent, dated as of August 23, 2019, to Credit Agreement, dated as of July 10, 2019, among Buddy’s Newco, LLC and Buddy’s Franchising and Licensing LLC, each as borrowers, Franchise Group Intermediate B, LLC, various lenders from time to time party thereto, and Kayne Solutions Fund, L.P., as administrative agent and as collateral agent. (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on August 28, 2019).

10.22
Amendment Number Two to Credit Agreement, dated as of September 30, 2019, to Credit Agreement, dated as of July 10, 2019, among Buddy’s Newco, LLC and Buddy’s Franchising and Licensing LLC, each as borrowers, Franchise Group Intermediate B, LLC, various lenders from time to time party thereto, and Kayne Solutions Fund, L.P., as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on October 4, 2019).

10.23
Third Amendment to Credit Agreement, dated as of October 2, 2019, among Franchise Group, Inc., as borrower, JTH Tax LLC, SiempreTax+ LLC, JTH Financial, LLC, Wefile LLC, JTH Properties 1632, LLC, LTS Properties, LLC, LTS Software LLC, JTH Tax Office Properties, LLC, 360 Accounting Solutions LLC, JTH Court Plaza, LLC, and Franchise Group Intermediate L 1, LLC, each as guarantors, CIBI Bank USA, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to Form 8-K, File No. 001-35588 filed on October 4, 2019).

10.24#
Executive Employment and Severance Agreement between Brian Kahn and Franchise Group, Inc., dated October 2, 2019 (incorporated by reference to Exhibit 10.3 to Form 8-K, File No. 001-35588 filed on October 4, 2019).

10.25#
Executive Employment and Severance Agreement between Eric Seeton and Franchise Group, Inc., dated October 2, 2019 (incorporated by reference to Exhibit 10.4 to Form 8-K, File No. 001-35588 filed on October 4, 2019).

Exhibit Number	Exhibit Description
10.26#
Executive Employment and Severance Agreement between Andrew Laurence and Franchise Group, Inc., dated October 2, 2019 (incorporated by reference to Exhibit 10.5 to Form 8-K, File No. 001-35588 filed on October 4, 2019).

10.27#
Executive Employment and Severance Agreement between Andrew Kaminsky and Franchise Group, Inc., dated October 2, 2019 (incorporated by reference to Exhibit 10.6 to Form 8-K, File No. 001-35588 filed on October 4, 2019).

10.28
Credit Agreement, dated as of October 23, 2019, by and among Franchise Group Intermediate S, LLC, Franchise Group Newco S, LLC, each of its subsidiaries named therein, Franchise Group Intermediate Holdco, LLC, Franchise Group New Holdco, LLC, Franchise Group Intermediate L, LLC, the lenders named therein and Guggenheim Credit Services, LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on October 23, 2019).

10.29
Security Agreement, dated as of October 23, 2019, by and among Franchise Group Intermediate S, LLC, Franchise Group Newco S, LLC, each of its subsidiaries named therein and Guggenheim Credit Services, LLC (incorporated by reference to Exhibit 10.2 to Form 8-K, File No. 001-35588 filed on October 23, 2019).

10.30
Parent Guaranty and Collateral Agreement, dated as of October 23, 2019, among Franchise Group Intermediate Holdco, LLC, Franchise Group New Holdco, LLC, Franchise Group Intermediate L, LLC and Guggenheim Credit Services, LLC (incorporated by reference to Exhibit 10.3 to Form 8-K, File No. 001-35588 filed on October 23, 2019).

10.31
Subscription Agreement, dated as of October 23, 2019, by and between Franchise Group, Inc. and Stefac LP (incorporated by reference to Exhibit 10.4 to Form 8-K, File No. 001-35588 filed on October 23, 2019).

10.32
Subscription Agreement, dated as of October 23, 2019, by and between Franchise Group, Inc. and B. Riley FBR, Inc. (incorporated by reference to Exhibit 10.5 to Form 8-K, File No. 001-35588 filed on October 23, 2019).

10.33
Subscription Agreement, dated as of October 23, 2019, by and between Franchise Group, Inc. and Brian R. Kahn and Lauren Kahn, as tenants by the entirety (incorporated by reference to Exhibit 10.6 to Form 8-K, File No. 001-35588 filed on October 23, 2019).

10.34#	Franchise Group, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on December 5, 2019).
10.35#	Form of Franchise Group, Inc. 2019 Omnibus Incentive Plan Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K, File No. 001-35588 filed on December 5, 2019).
10.36#	Form of Franchise Group, Inc. 2019 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K, File No. 001-35588 filed on December 5, 2019).
10.37#
Form of Franchise Group, Inc. 2019 Omnibus Incentive Plan Performance Restricted Stock Unit Award Memorandum and Agreement (incorporated by reference to Exhibit 10.4 to Form 8-K, File No. 001-35588 filed on December 5, 2019).

10.38
Loan and Security Agreement dated as of December  16, 2019, by and between GACP II, LP, a Delaware limited partnership, Vitamin Shoppe Industries LLC, a New York limited liability company, Vitamin Shoppe Mariner, LLC, a Delaware limited liability company, Vitamin Shoppe Global, LLC, a Delaware limited liability company, Vitamin Shoppe Florida, LLC, a Delaware limited liability company, Betancourt Sports Nutrition, LLC, a Florida limited liability company and Vitamin Shoppe Procurement Services, LLC, a Delaware limited liability company, Valor Acquisition, LLC, a Delaware corporation, GACP Finance Co., and LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on December 17, 2019).

10.39
Intercreditor Agreement dated as of December 16, 2019, by and between Lender, Borrowers, Guarantor, Agent, and GACP Finance Co., LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.2 to Form 8-K, File No. 001-35588 filed on December 17, 2019).

10.40
Second Amended and Restated Loan and Security Agreement dated as of December 16, 2019, by and between Lenders, Borrowers, Guarantor, and Agent (incorporated by reference to Exhibit 10.3 to Form 8-K, File No. 001-35588 filed on December 17, 2019).

10.41	Forms of Subscription Agreement (incorporated by reference to Exhibit 10.4 to Form 8-K, File No. 001-35588 filed on December 17, 2019).
10.42
Equity Commitment Letter dated as of August 7, 2019, by and between Liberty Tax, Inc. and Tributum, L.P. (incorporated by reference to Exhibit 4.11 to Form S-3, File No. 333-236211 filed on January 31, 2020).

10.42.1	Amendment to Equity Commitment Letter dated as of December 16, 2019 (incorporated by reference to Exhibit 10.3 to Form 8-K, File No. 001-35588 filed on December 17, 2019).

Exhibit Number	Exhibit Description
10.43
Subscription Agreement, dated as of January 3, 2020, by and between Franchise Group, Inc. and Stefac LP (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on January 6, 2020).

10.44	Forms of Subscription Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on February 12, 2020).
10.45
Credit Agreement, dated as of February 14, 2020, by and among Franchise Group New Holdco, LLC, Franchise Group Intermediate Holdco, LLC, each of its subsidiaries named therein, the lenders named therein, GACP Finance Co., LLC, as administrative agent, and Kayne Solutions Fund, L.P., as collateral agent (incorporated by reference to Exhibit 10.1, File No. 001-35588 filed on February 18, 2020).

10.46
Security Agreement, dated as of February 14, 2020, by and among Franchise Group New Holdco, LLC, Franchise Group Intermediate Holdco, LLC, each of its subsidiaries named therein and Kayne Solutions Fund, L.P., as collateral agent (incorporated by reference to Exhibit 10.2, File No. 001-35588 filed on February 18, 2020).

10.47
ABL Credit Agreement, dated as of February 14, 2020, by and among Franchise Group New Holdco, LLC, Franchise Group Intermediate Holdco, LLC, each of its subsidiaries named therein, the lenders named therein, and GACP Finance Co., LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3, File No. 001-35588 filed on February 18, 2020).

10.48
Security Agreement, dated as of February 14, 2020, by and among by and among Franchise Group New Holdco, LLC, Franchise Group Intermediate Holdco, LLC, each of its subsidiaries named therein and GACP Finance Co., LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.4 File No. 001-35588 filed on February 18, 2020).

10.49
Sixth Amendment to Credit Agreement, dated as of February 14, 2020, by and among Franchise Group Intermediate L 2, LLC, the other Loan Parties thereto, the Lenders party thereto and CIBC Bank USA, as Administrative Agent (incorporated by reference to Exhibit 10.5, File No. 001-35588 filed on February 18, 2020).

10.50
Subscription Agreement, dated as of February 14, 2020, by and between Franchise Group, Inc. and Kayne FRG Holdings, L.P. (incorporated by reference to Exhibit 10.6, File No. 001-35588 filed on February 18, 2020).

10.51
Registration Rights Agreement, dated as of February 14, 2020, by and between Franchise Group, Inc. and Kayne FRG Holdings, L.P. (incorporated by reference to Exhibit 10.7, File No. 001-35588 filed on February 18, 2020).

10.52*	Investor Relations Presentation
16.1	Letter from Cherry Bekaert LLP dated October 1, 2019 (incorporated by reference to Exhibit 16.1, File No. 001-35588 filed on October 1, 2019).
21.1*	Subsidiaries of Franchise Group, Inc.
23.1*	Consent of Deloitte & Touche LLP
23.2*	Consent of Cherry Bekaert LLP
24.1*	Power of Attorney (included on signature page)
31.1**	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101
The following materials from the Registrant's Transition Report on Form 10-K/T for the year ended December 28, 2019, are formatted in XBRL (eXtensible Business Reporting Language):(i) Consolidated Balance Sheets as of December 28, 2019, April 30, 2019 and 2018, (ii) Consolidated Statements of Operations for the Transition Period ended December 28, 2019, December 29, 2018 (Unaudited), and years ended April 30, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the Transition Period ended December 28, 2019, December 29, 2018 (Unaudited), and years ended April 30, 2019 and 2018, (iv) Consolidated Statement of Stockholders' Equity for the Transition Period ended December 28, 2019, and years ended April 30, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the Transition Period ended December 28, 2019, December 29, 2018 (Unaudited), and years ended April 30, 2019 and 2018, and (vi) Notes to Audited Consolidated Financial Statements.

*    Filed herewith.
**    Furnished herewith.
#    Indicates management contract or compensatory plan

Item 16.    Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANCHISE GROUP, INC. (Registrant)
Date: April 24, 2020	By:	/s/ BRIAN R. KAHN
Brian R. Kahn Chief Executive Officer and Director (Principal Executive Officer)
Date: April 24, 2020	By:	/s/ ERIC F. SEETON
Eric F. Seeton Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS that each of the undersigned whose signature appears below constitutes and appoints Brian R. Kahn and Eric F. Seeton, his true and lawful attorneys-in-fact, with full power of substitution and resubstitution for him and on his behalf, and in his name, place, and stead, in any and all capacities to execute and sign any and all amendments to this Transition Report on Form 10-K/T and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof and the registrant hereby confers like authority on its behalf.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 24, 2020	By:	/s/ BRIAN R. KAHN
Brian R. Kahn Chief Executive Officer and Director (Principal Executive Officer)
Date: April 24, 2020	By:	/s/ ERIC F. SEETON
Eric F. Seeton Chief Financial Officer (Principal Financial and Accounting Officer)
Date: April 24, 2020	By:	/s/ ANDREW M. LAURENCE
Andrew M. Laurence Executive Vice President and Chairman of the Board
Date: April 24, 2020	By:	/s/ MATTHEW AVRIL
Matthew Avril Director
Date: April 24, 2020	By:	/s/ PATRICK A. COZZA
Patrick A. Cozza Director

Date: April 24, 2020	By:	/s/ THOMAS HERSKOVITS
Thomas Herskovits Director
Date: April 24, 2020	By:	/s/ LAWRENCE MILLER
Lawrence Miller Director
Date: April 24, 2020	By:	/s/ G. WILLIAM MINNER, JR.
G. William Minner, Jr. Director