Form 10-Q
period 2020-03-28
Franchise Group, Inc.
filed 2020-06-18
CIK 1528930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 28, 2020

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

The number of shares outstanding of the registrant's common stock, par value $0.01 value per share, as of June 15, 2020 was 35,161,402 shares.

FRANCHISE GROUP, INC. AND SUBSIDIARIES

Form 10-Q for the Quarterly Period Ended March 28, 2020

PART I. FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS (UNAUDITED)

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share count and per share data)	March 28, 2020	December 28, 2019
Assets
Current assets:
Cash and cash equivalents	$147,028	$39,581
Current receivables, net	136,254	79,693
Inventories, net	359,447	300,312
Other current assets	28,279	20,267
Total current assets	671,008	439,853
Property, equipment, and software, net	154,713	150,147
Non-current receivables, net	15,581	18,638
Goodwill	469,459	134,301
Intangible assets, net	148,779	77,590
Operating lease right-of-use assets	535,092	462,610
Other non-current assets	24,891	15,406
Total assets	$2,019,523	$1,298,545
Liabilities and Stockholders' Equity
Current liabilities:
Current installments of long-term obligations	$257,466	$218,384
Current operating lease liabilities	126,701	107,680
Accounts payable and accrued expenses	259,803	158,995
Other current liabilities	36,444	16,409
Total current liabilities	680,414	501,468
Long-term obligations, excluding current installments	554,004	245,236
Non-current operating lease liabilities	434,677	394,307
Other non-current liabilities	21,408	5,773
Total liabilities	1,690,503	1,146,784

Stockholders' equity:
Common stock, $0.01 par value per share, 180,000,000 and 180,000,000 shares authorized, 29,653,052 and 18,250,225 shares issued and outstanding at March 28, 2020 and December 28, 2019, respectively	297	183
Preferred stock, $0.01 par value per share, 20,000,000 and 20,000,000 shares authorized, 1,099,122 and 1,886,667 shares issued and outstanding at March 28, 2020 and December 28, 2019, respectively	11	19
Additional paid-in capital	237,354	108,339
Accumulated other comprehensive loss, net of taxes	(2,306)	(1,538)
Retained earnings	73,652	18,388
Total equity attributable to Franchise Group, Inc.	309,008	125,391
Non-controlling interest	20,012	26,370
Total equity	329,020	151,761
Total liabilities and equity	$2,019,523	$1,298,545

See accompanying notes to condensed consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
(In thousands, except share count and per share data)	March 28, 2020	March 31, 2019
Revenues:
Product	$473,505	$—
Service and other	102,640	95,838
Rental	16,420	—
Total revenues	592,565	95,838
Operating expenses:
Cost of revenue:
Product	287,818	—
Service and other	756	—
Rental	5,942	—
Total cost of revenue	294,516	—
Selling, general, and administrative expenses	252,212	40,965
Total operating expenses	546,728	40,965
Income from operations	45,837	54,873
Other income (expense):
Other	(4,056)	7
Interest expense, net	(25,752)	(1,055)
Income before income taxes	16,029	53,825
Income tax expense (benefit)	(45,869)	15,634
Net income	61,898	38,191
Less: Net income attributable to non-controlling interest	(2,359)	—
Net income attributable to Franchise Group, Inc.	$59,539	$38,191

Net income per share of common stock:
Basic	$2.55	$2.72
Diluted	2.51	2.71

Weighted-average shares outstanding:
Basic	23,373,980	14,055,752
Diluted	23,693,035	14,112,659

See accompanying notes to condensed consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)	Three Months Ended
	March 28, 2020	March 31, 2019
Net income	$61,898	$38,191
Other comprehensive income (loss)
Unrealized loss on interest rate swap agreement, net of taxes of $(29) and $(8), respectively	(73)	(21)
Foreign currency translation adjustment	(872)	227
Forward contracts related to foreign currency exchange rates	2	(18)
Other comprehensive income (loss)	(943)	188
Comprehensive income	60,955	38,379
Less: comprehensive income attributable to non-controlling interest	(2,184)	—
Comprehensive income attributable to Franchise Group, Inc.	$58,771	$38,379

 See accompanying notes to condensed consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Three Months Ended March 28, 2020
(In thousands)	Common stock shares	Common stock	Preferred stock shares	Preferred stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Total Franchise Group equity	Non-controlling interest	Total equity
Balance at December 28, 2019	18,250	$183	1,887	$19	$108,339	$(1,538)	$18,388	$125,391	26,370	$151,761
Changes and distributions of non-controlling interest in New Holdco LLC	—	—	—	—	3,826	—	—	3,826	(6,184)	(2,358)
Net income	—	—	—	—	—	—	59,539	59,539	2,359	61,898
Total other comprehensive loss	—	—	—	—	—	(768)	—	(768)	(175)	(943)
Stock-based compensation expense, net	3	—	—	—	2,449	—	—	2,449	—	2,449
Issuance of common stock	7,462	75	—	—	123,019	—	—	123,094	—	123,094
Conversion of preferred to common stock	3,938	39	(788)	(8)	(279)	—	—	(248)	—	(248)
Dividend declared ($0.25 per share)	—	—	—	—	—	—	(6,633)	(6,633)	—	(6,633)
Adjustment	—	—	—	—	—	—	2,358	2,358	(2,358)	—
Balance at March 28, 2020	29,653	$297	1,099	$11	$237,354	$(2,306)	$73,652	$309,008	$20,012	$329,020

	Three Months Ended March 31, 2019
(In thousands)	Common stock shares	Common stock	Preferred stock shares	Preferred stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Total Franchise Group equity	Non-controlling interest	Total equity
Balance at December 31, 2018	14,044	$140	—	$—	$12,091	$(2,018)	$52,029	$62,242	$—	$62,242
Net income	—	—	—	—	—	—	38,191	38,191	—	38,191
Total other comprehensive income	—	—	—	—	—	188	—	188	—	188
Exercise of stock options	14	—	—	—	153	—	—	153	—	153
Stock-based compensation, net	—	—	—	—	388	—	—	388	—	388
RSU Dividend accrual	—	—	—	—	—	—	4	4	—	4
Balance at March 31, 2019	14,058	$140	—	$—	$12,632	$(1,830)	$90,224	$101,166	$—	$101,166

See accompanying notes to condensed consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
(In thousands)	March 28, 2020	March 31, 2019
Operating Activities
Net income	$61,898	$38,191
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,672	1,930
Depreciation, amortization and impairment charges	15,927	4,073
Amortization of deferred financing costs	11,744	100
Stock-based compensation expense - equity awards	2,485	388
Loss (gain) on bargain purchases and sales of Company-owned offices	(808)	555
Equity in (gain) loss of affiliate	88	(1)
Deferred tax expense (benefit)	5,010	1,949
Change in
Accounts, notes, and interest receivable	(10,203)	(16,195)
Income taxes receivable	(51,857)	13,186
Other assets	(2,364)	270
Accounts payable and accrued expenses	41,921	7,146
Inventory	40,066	—
Deferred revenue	189	(836)
Net cash provided by operating activities	115,768	50,756
Investing Activities
Issuance of operating loans to franchisees and ADs	(28,212)	(38,402)
Payments received on operating loans to franchisees and ADs	47,800	63,127
Purchases of Company-owned offices, AD rights, and acquired customer lists	(2,251)	(91)
Proceeds from sale of Company-owned offices and AD rights	950	22
Acquisition of business, net of cash acquired	(357,263)	—
Purchases of property, equipment, and software	(6,184)	(359)
Net cash used in investing activities	(345,160)	24,297
Financing Activities
Proceeds from the exercise of stock options	—	153
Dividends paid	(3,943)	—
Non-controlling interest distribution	(2,358)	—
Repayment of other long-term obligations	(370,503)	(1,801)
Borrowings under revolving credit facility	142,000	47,668
Repayments under revolving credit facility	(79,260)	(114,459)
Issuance of common stock	80,682	—
Payment for debt issue costs	(14,408)	—
Issuance of debt	586,000	—
Cash paid for taxes on exercises/vesting of stock-based compensation	(36)	—
Net cash provided by (used in) financing activities	338,174	(68,439)
Effect of exchange rate changes on cash, net	(1,335)	80
Net increase (decrease) in cash equivalents and restricted cash	107,447	6,694
Cash and cash equivalents and restricted cash at beginning of period	45,146	3,981
Cash and cash equivalents and restricted cash at end of period	$152,593	$10,675
Supplemental Cash Flow Disclosure
Cash paid for taxes, net of refunds	$466	$—
Cash paid for interest	$15,332	$916
Accrued capital expenditures	$4,061	$—
Deferred financing costs from issuance of common stock	$31,013	$—
Share issuance proceeds included in accounts receivable	$11,385	$—
Tax receivable agreement included in other long-term liabilities	$7,449	$—

See accompanying notes to condensed consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 28, 2020 and March 31, 2019

(1) Organization and Significant Accounting Policies

Description of Business

Franchise Group, Inc. (the "Company"), a Delaware corporation, is a franchisor, operator and acquirer of franchised and franchisable businesses that it believes it can scale using its operating expertise. On July 10, 2019, the Company formed Franchise Group New Holdco, LLC (“New Holdco”), which completed the acquisition of Buddy's Newco, LLC ("Buddy's") (the "Buddy's Acquisition"). On October 23, 2019, the Company completed the acquisition of the Sears Outlet ("Sears Outlet") business from Sears Hometown and Outlet Stores, Inc. (subsequently rebranded as American Freight Outlet). On December 16, 2019, the Company completed its acquisition of the Vitamin Shoppe, Inc. ("the Vitamin Shoppe"). On February 14, 2020, the Company completed its acquisition of the American Freight Group, Inc. ("American Freight") as described in “Note 2. Acquisitions”. These acquisitions have transformed us from a tax preparation business to a multi-segment operator and franchisor. New Holdco holds all of the Company’s operating subsidiaries.

Segment Information
The Company currently operates in four reportable segments: Liberty Tax, Buddy’s, Vitamin Shoppe and American Freight. Sears Outlet, which was previously a separate reportable segment, was rebranded as American Freight Outlet and is included in the American Freight segment following the acquisition of American Freight. The Liberty Tax segment provides income tax services in the United States of America (the "U.S.") and Canada. The Buddy's segment is a specialty retailer engaged in the business of leasing and selling consumer electronics, residential furniture, appliances and household accessories. The Vitamin Shoppe segment is an omni-channel specialty retailer and wellness lifestyle company with the mission of providing customers with the most trusted products, guidance and services to help them become their best selves. The Vitamin Shoppe segment offers a comprehensive assortment of nutritional solutions, including vitamins, minerals, specialty supplements, herbs, sports nutrition, homeopathic remedies, green living products, and natural beauty aids through proprietary brands. The American Freight segment operates under the American Freight and American Freight Outlet banners. American Freight is a retail chain offering brand-name furniture, mattresses and home accessories at discount prices. American Freight Outlet provides in-store and online access to purchase new, one-of-a-kind, out-of-box, discontinued, obsolete, used, reconditioned, overstocked and scratched and dented products, collectively "outlet-value products" across a broad assortment of merchandise categories, including home appliances, mattresses, furniture and lawn and garden equipment at value-oriented prices.

Principles of Consolidation

The Company consolidates any entities in which it has a controlling interest, the usual condition of which is ownership of a majority voting interest. The Company is the sole managing member of New Holdco and possesses ownership of more than 50 percent of the outstanding voting units. As a result, the Company consolidates the financial results of New Holdco and reports a non-controlling interest that represents the interests of the New Holdco units not held by the Company. The assets and liabilities of New Holdco reflect substantially all of the Company’s consolidated assets and liabilities with the exception of certain cash balances and deferred tax liabilities. As of March 28, 2020, the Company had an ownership interest of 84.2% in New Holdco and reported a non-controlling interest equal to 15.8%. Subsequent to March 28, 2020, the Company redeemed all outstanding New Holdco units for shares of common stock of the Company.

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

Basis of Presentation
Revenues have been classified into product, service and other and rental revenues as further discussed in "Note 5 - Revenue." Costs of sales for product includes the cost of merchandise, transportation and warehousing costs. Service and other costs of sales include the direct costs of warranties as well as, the cost of delivery and handling related to merchandise sold online. Rental cost of sales represents the amortization of inventory costs over the leased term. Other operating expenses, including employee costs, depreciation and amortization, and advertising expenses have been classified in selling, general and administrative expenses. The Company also includes occupancy costs in selling, general and administrative expenses.

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information.  The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required only in annual financial statements. The Company changed its fiscal year end from April 30 to the Saturday closest to December 31st of each year, resulting in an 8-month transition period from May 1, 2019 to December 28, 2019. The consolidated balance sheet data as of December 28, 2019 was derived from the Company’s Transition Report on Form 10-K/T, filed with the U.S. Securities and Exchange Commission (the "SEC") on April 24, 2020 (the "2019 Transition Report"). The Company has provided unaudited historical financial information that was not previously presented for the three months ending March 31, 2019 for comparison purposes.

In the opinion of management, all adjustments necessary for a fair presentation of such condensed consolidated financial statements in accordance with GAAP have been recorded.  These adjustments consisted only of normal recurring items. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its 2019 Transition Report.

Use of Estimates

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

Merchandise Inventories
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

Inventory for the American Freight segment is accounted for by banner. Inventory for the American Freight banner is comprised of finished goods and is valued at the lower of cost or market, with cost determined by the first-in, first out method.  The Company writes down inventory, the impact of which is reflected in cost of sales in the Consolidated Statements of Operations, if the cost of specific inventory items on hand exceeds the amount the Company expects to be realized from the ultimate sale or disposal of the inventory.  These estimates are based on management’s judgment regarding future demand and market conditions and analysis of historical experience. Inventory under the American Freight Outlet banner, previously the Sears Outlet segment, is recorded at the lower of cost or market using the weighted-average cost method. Inventory includes the purchase price of the inventory plus costs of freight for moving merchandise from vendors to distribution centers as well as from distribution centers to stores.  A provision for estimated shrinkage is maintained based on the actual historical results of physical inventories. Estimates are compared to the actual results of the physical inventory counts as they are taken and adjust the shrink estimates accordingly. Inventory values are adjusted to the difference between the carrying value and the estimated market value, based on assumptions about future demand or when a permanent markdown indicates that the net realizable value of the inventory is less than cost.

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

Goodwill and Non-amortizing Intangible Assets

Goodwill and non-amortizing intangible assets, including the Buddy's, Vitamin Shoppe and American Freight trade names, are not amortized, but rather tested for impairment at least annually. In addition, goodwill and non-amortizing intangible assets will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company performs a qualitative and/or quantitative assessment to determine whether it is more likely than not that each reporting unit's fair value is less than its carrying value, including goodwill. If the Company determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, the Company then estimates the fair value. The Company uses a combination of a market multiple method and a discounted cash flow method to estimate the fair value of its reporting units and recognizes goodwill impairment for any excess of the carrying amount of a reporting unit’s goodwill over its estimated fair value. The Company evaluates the Buddy's, Vitamin Shoppe and American Freight trade names for impairment by comparing its fair value, based on an income approach using the relief-from-royalty method, to its carrying value. If the carrying value of the asset exceeds its estimated fair value, an impairment loss is recognized in an amount equal to that excess. The Company's reporting units are determined in accordance with the provisions of Accounting Standards Codification (“ASC”) 350, “Intangibles - Goodwill and Other (Topic 350).” The Company performs its annual impairment testing of goodwill and non-amortizing intangible assets on the last day of the first month of the Company's third quarter. Refer to “Note 4 - Goodwill and Intangible Assets” for additional information on the results of the impairment tests.

Intangible and Long-Lived Assets Impairment

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

Revenue Recognition

The following is a description of the principal activities from which the Company generates its revenues. For more detailed information regarding reportable segments, see "Note 13 - Segments."

•
Product revenues: These include sales of merchandise at the stores and online. Revenue is measured based on the amount of fixed consideration that the Company expects to receive, reduced by estimates for variable consideration such as returns. Revenue also excludes any amounts collected from customers and remitted or payable to governmental authorities. In arrangements where the Company has multiple performance obligations, the transaction price is allocated to each performance obligation using the relative stand-alone selling price. The Company recognizes revenues from retail operations upon the transfer of control of goods to the customer. The Company satisfies its performance obligations at the point of sale for retail store transactions and upon delivery for online transactions. The Company recognizes revenue for retail store and online transactions when it transfers control of the goods to the customer. The performance obligation is generally satisfied in the following reporting period. Merchandise sales also include payments received for the exercise of the early purchase option offered through rental-purchase agreements or merchandise sold through point of sale transactions. Revenue for merchandise sales associated with rental purchase agreements is recognized when payment is received, and ownership of the merchandise passes to the customer. The remaining net value of merchandise sold is recorded to cost of sales at the time of the transaction.

•
Service and other revenues: These include royalties and advertising fees from franchisees, fees from the sales of franchises and area developer territories, financial products, interest income from loans to franchisees and ADs, tax preparation services in our Company-owned stores, electronic filing fees, commissions on merchandise sales made through www.sears.com, services and extended-service plans and financing programs. Commissions earned on services are presented net of related costs because the Company is acting as an agent in arranging the services for the customer and does not control the services being rendered. The Company recognizes revenue on the commissions on extended-service plans when it transfers control of the related goods to the customer. The Company recognizes franchise fee and AD fee revenue for the sales of individual territories on a straight-line basis over the initial contract term when the obligations of the Company to prepare the franchisee and AD for operation are substantially complete, not to exceed the estimated amount of cash to be received. Royalties and advertising fees are recognized as franchise territories generate sales. Tax return preparation fees and financial products revenue are recognized as revenue in the period the related tax return is filed for the customer. Discounts for promotional programs are recorded at the time the return is filed and are recorded as reductions to revenues. Interest income on notes receivable is recognized based on the outstanding principal note balance less unrecognized revenue unless it is put on non-accrual status. Interest income on the unrecognized revenue portion of notes receivable is recognized when received. For accounts receivable, interest income is recognized based on the outstanding receivable balance over 30 days old, net of an allowance.

•
Rental revenues: The Company provides merchandise, consisting of consumer electronics, computers, residential furniture, appliances, and household accessories to its customers pursuant to rental-purchase agreements which provide for weekly, semi-monthly or monthly non-refundable rental payments. The average rental term is twelve to eighteen months and the Company maintains ownership of the lease merchandise until all payment obligations are satisfied under sales and lease ownership agreements. Customers have the option to purchase the leased goods at any point in the lease term. Customers can terminate the agreement at the end of any rental term without penalty. Therefore, rental transactions are accounted for as operating leases and rental revenue is recognized over the rental term. Cash received prior to the beginning of the lease term is recorded as deferred revenue. Revenue related to various payment, reinstatement or late fees are recognized when paid by the customer at the point service is provided. The Company offers additional product plans along with rental agreements that provide customers with liability protection against significant damage or loss of a product, and club membership benefits, including various discount programs, product services and replacement benefits in the event merchandise is damaged or lost. Customers renew product plans in conjunction with their rental term renewals and can cancel the plans at any time. Revenue for product plans is recognized over the term of the plan.

Leases

The Company's lease portfolio primarily consists of leases for its retail store locations and office space. The Company also leases certain office equipment under finance leases. The finance lease right of use assets and lease liabilities are included in PP&E, current installments of long-term debt, and long-term debt, respectively. These leases are immaterial to the financial statements. The Company subleases some of its real estate and equipment leases. The Company determines if an arrangement is a lease at inception by evaluating whether the arrangement conveys the right to use an identified asset and whether the Company obtains substantially all of the economic benefits from and has the ability to direct the use of the asset. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets; the Company recognizes expense for these leases on a straight-line basis over the lease term. For leases with an initial term in excess of 12 months, lease right-of-use assets and lease liabilities are recognized based on the present value of the future lease payments over the committed lease term at the lease commencement date. The Company’s leases do not provide an implicit rate; therefore, the Company uses its incremental borrowing rate and the information available at the lease commencement date in determining the present value of future lease payments. Most leases include one or more options to renew and the exercise of renewal options is at the Company’s sole discretion. The Company does not include renewal options in its determination of the lease term unless the renewals are deemed to be reasonably certain at lease commencement. Operating lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease right-of-use assets are periodically reviewed for impairment losses. The Company uses the long-lived assets impairment guidance in ASC Subtopic 360-10, “Property, Plant, and Equipment - Overall,” to determine whether a right-of-use asset is impaired, and if so, the amount of the impairment loss to recognize.

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

Due to the COVID-19 pandemic, the Company has been negotiating lease concessions with landlords. The lease concessions have been in the form of lease forgiveness, lease deferrals and lease deferrals with term extensions. If the total payments in the modified lease are substantially the same as or less than total payments in the original lease, the Company has elected to not evaluate whether the concession is a lease modification as defined in ASC 842 - "Leases".

Deferred Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities, which are shown on our condensed consolidated balance sheets, are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has elected to classify interest charged on a tax settlement in interest expense, and accrued penalties, if any, in selling, general, and administrative expenses.

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

Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13, "Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which changes how companies will measure credit losses for most financial assets and certain other instruments that aren't measured at fair value through net income. The standard replaces the "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost (which generally will result in the earlier recognition of allowances for losses) and requires companies to record allowances for available-for-sale debt securities, rather than reduce the carrying amount. In addition, companies will have to disclose significantly more information, including information used to track credit quality by year of origination, for most financing receivables. The ASU should be applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the standard is effective. The ASU is effective for SEC filers that are smaller reporting companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The ASU is effective for the Company for the fiscal year beginning January 1, 2023. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

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

(2) Acquisitions
American Freight Acquisition

On February 14, 2020, the Company, pursuant to the terms of the Agreement and Plan of Merger with American Freight, the Company completed its acquisition of American Freight (the "American Freight Acquisition"). The Company accounted for the transaction as a business combination using the acquisition method of accounting. The preliminary fair value of the consideration transferred at the acquisition date was $357.3 million.

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

(In thousands)	Preliminary 2/14/2020
Cash and cash equivalents	$3,840
Prepaid expenses and other current assets	3,284
Inventories, net	99,200
Property, equipment and software, net	11,032
Goodwill	335,474
Operating lease right-of-use assets	91,101
Other intangible assets, net	70,200
Other non-current assets	1,607
Total assets	615,738
Current operating lease liabilities	17,242
Accounts payable	44,696
Accrued expenses and other current liabilities	26,451
Current installments of long-term obligations	3,210
Long-term obligations, excluding current installments	93,975
Deferred tax liabilities	11,451
Non-current operating lease liabilities	61,450
Total liabilities	258,475
Consideration transferred	$357,263

Goodwill is calculated as the excess of the purchase price over the fair value of the net assets acquired. The goodwill recognized is attributable to operational synergies in the expected franchise models and growth opportunities.

The Company identified the American Freight trade name as an indefinite-lived intangible asset with a fair value of $70.2 million. The trade name is not subject to amortization but will be evaluated annually for impairment.

Lease right-of-use assets and lease liabilities consists of leases for retail store locations, vehicles and office equipment. The lease right of use assets incorporates an adjustment of $11.5 million, net for favorable and unfavorable American Freight leases (as compared to prevailing market rates) which will be amortized over the remaining lease terms.

The acquired property and equipment consists of leasehold improvements of $7.6 million, office furniture, fixtures and equipment of $2.2 million, computer hardware and software of $1.1 million and construction in progress of $0.2 million.

Sears Outlet Acquisition

On October 23, 2019, the Company completed the acquisition of the Sears Outlet business from Sears Hometown and Outlet Stores, Inc. (the "Sears Outlet Acquisition") pursuant to the terms of the Equity and Asset Purchase Agreement, dated as of August 27, 2019, for an aggregate purchase price of $128.8 million. The Company accounted for the transaction as a business combination using the acquisition method of accounting. In the three months ended March 28, 2020 the preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed were adjusted which resulted in an increase in goodwill of $0.3 million.

Pro forma financial information

The following unaudited consolidated pro forma summary has been prepared by adjusting the Company's historical data to give effect to the acquisitions of American Freight, Vitamin Shoppe, Sears Outlet, Buddy's, A Team Leasing LLC and Buddy's Partners as if they had occurred on May 1, 2018.

	Pro Forma -Unaudited
	Three Months Ended
(In thousands)	March 28, 2020	March 31, 2019
Revenue	$641,196	$678,394
Net income	$70,832	$50,964

The unaudited consolidated pro forma financial information was prepared in accordance with accounting standards and is not necessarily indicative of the results of operations that would have occurred if the acquisition of American Freight, Vitamin Shoppe, the Sears Outlet, the Buddy's, the A-Team Leasing or the Buddy's Partners had been completed on the date indicated, nor is it indicative of the future operating results of the Company.

The unaudited pro forma results do not reflect events that either have occurred or may occur after the acquisition, including, but not limited to, the anticipated realization of operating synergies in subsequent periods. They also do not give effect to certain charges that the Company expects to incur in connection with the acquisition, including, but not limited to, additional professional fees and employee integration.

(3) Accounts and Notes Receivable

Current and non-current receivables, as of March 28, 2020 and December 28, 2019 are presented in the condensed consolidated balance sheets as follows:

	3/28/2020	12/28/2019
	(In thousands)
Accounts receivable, net	$67,801	$44,333
Notes receivable	18,302	37,994
Interest receivable, net	2,328	3,132
Income tax receivable	56,409	3,356
Allowance for doubtful accounts	(8,586)	(9,122)
Current receivables, net	136,254	79,693
Notes receivable - non-current	16,165	19,501
Allowance for doubtful accounts - non-current	(584)	(863)
Non-current receivables, net	15,581	18,638
Total receivables	$151,835	$98,331

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

Analysis of Past Due Receivables

The breakdown of accounts and notes receivable past due at March 28, 2020 was as follows:

	Past due	Current	Interest receivable, net	Total receivables
	(In thousands)
Accounts receivable	$18,230	$49,571	$—	$67,801
Notes and interest receivable, net (1)	12,154	22,313	2,328	36,795
Total accounts, notes and interest receivable	$30,384	$71,884	$2,328	$104,596

(1) Interest receivable is shown net of an allowance for uncollectible interest of $2.3 million.

Accounts receivable are considered to be past due if unpaid 30 days after billing, and notes receivable are considered past due if unpaid 90 days after the due date. If it is determined the likelihood of collecting substantially all of the notes and accrued interest is not probable, the notes are put on non-accrual status. The Company’s investment in notes receivable on non-accrual status was $12.2 million and $8.5 million at March 28, 2020 and December 28, 2019, respectively. Payments received on notes in non-accrual status are applied to the principal until the note is current and then to interest income. Non-accrual notes that are paid current and expected to remain current are moved back into accrual status during the next annual review.

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

Activity in the allowance for doubtful accounts for the three months ended March 28, 2020 and March 31, 2019 was as follows:

	Three Months Ended
	March 28, 2020	March 31, 2019
	(In thousands)
Balance at beginning of period	$9,985	$12,353
Provision for doubtful accounts	1,672	1,930
Write-offs and reduction from repurchases of franchises	(2,351)	(3,708)
Foreign currency adjustment	(136)	6
Balance at end of period	$9,170	$10,581

Management considers specific accounts and notes receivable to be impaired if the net amounts due exceed the fair value of the underlying franchise at the time of the annual valuation and estimates an allowance for doubtful accounts based on that excess. At the end of each fiscal quarter, the Company considers the activity during the period for accounts and notes receivable impaired from the prior annual valuation and adjusts the allowance for doubtful accounts accordingly. While not specifically identifiable as of the balance sheet date, the Company's analysis of its experience also indicates that a portion of other accounts and notes receivable may not be collectible. Net amounts due include contractually obligated accounts and notes receivable plus accrued interest, reduced by unrecognized revenue, the allowance for uncollected interest, amounts due ADs, and amounts owed to the franchisee by the Company. When a franchise is repurchased, intangible assets are recorded if the franchise will be run as a Company-owned store.

(4) Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the three months ended March 28, 2020 were as follows:

March 28, 2020
(In thousands)
Balance at beginning of period	$134,301
Acquisitions of assets from franchisees and third parties	269
American Freight Acquisition	335,474
Disposals and foreign currency changes, net	(660)
Impairments	(235)
Purchase price reallocation	310
Balance at end of period	$469,459
Components of intangible assets as of March 28, 2020 and December 28, 2019 were as follows:

	March 28, 2020
	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Trade names (1)	$107,867	$(14,140)	$93,727
Franchise agreements and non-compete agreements	10,609	(775)	9,834
Customer contracts	12,736	(1,466)	11,270
Assets acquired from franchisees:
Customer lists	3,116	(1,488)	1,628
Reacquired rights	11,423	(2,469)	8,954
AD rights	40,948	(17,582)	23,366
Total intangible assets	$186,699	$(37,920)	$148,779

(1) Trade names include those acquired in the Buddy's Acquisition, Vitamin Shoppe Acquisition and American Freight Acquisition which have an indefinite life. They are tested for impairment on an annual basis.

During the three months ended March 28, 2020, $70.2 million of the assets acquired pertained to the American Freight Acquisition and the remaining intangible assets were acquired from franchisees and other third parties.

	December 28, 2019
	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Customer lists acquired from unrelated third parties	$1,027	$(1,027)	$—
Trade names	23,534	(72)	23,462
Customer contracts	12,736	(886)	11,850
Franchise agreements	10,609	(486)	10,123
Assets acquired from franchisees:
Customer lists	3,311	(1,532)	1,779
Reacquired rights	11,577	(2,053)	9,524
AD rights	37,263	(16,411)	20,852
Total intangible assets	$100,057	$(22,467)	$77,590

(5) Revenue

For details regarding the principal activities from which the Company generates its revenue, see "Note 1. Organization and Significant Accounting Policies" in the Company’s 2019 Transition Report. For more detailed information regarding reportable segments, see "Note 13. Segments."

The following represents the disaggregated revenue by reportable segments for the three months ended March 28, 2020:

	March 28, 2020
(In thousands)	Vitamin Shoppe	American Freight	Liberty Tax	Buddy's
Retail sales	$275,888	$196,099	$—	$1,518
Total product revenue	275,888	196,099	—	1,518
Franchise fees	—	—	506	—
Area developer fees	—	—	1,021	—
Royalties and advertising fees	—	—	41,448	2,422
Financial products	—	—	27,439	—
Interest income	—	339	1,956	—
Assisted tax preparation fees, net of discounts	—	—	12,250	—
Electronic filing fees	—	—	2,028	—
Agreement, club and damage waiver fees	—	—	—	3,320
Other revenues	—	6,309	2,970	632
Total service revenue	—	6,648	89,618	6,374
Lease revenue, net	—	—	—	16,420
Total leasing revenue	—	—	—	16,420
Total revenue	$275,888	$202,747	$89,618	$24,312

The following represents the disaggregated revenue by reportable segments for the three months ended March 31, 2019:

	March 31, 2019
(In thousands)	Vitamin Shoppe	American Freight	Liberty Tax	Buddy's
Retail sales	$—	$—	$—	$—
Total product revenue	—	—	—	—
Franchise fees	—	—	341	—
Area developer fees	—	—	912	—
Royalties and advertising fees	—	—	49,221	—
Financial products	—	—	28,850	—
Interest income	—	—	3,235	—
Assisted tax preparation fees, net of discounts	—	—	9,176	—
Electronic filing fees	—	—	2,378	—
Other revenues	—	—	1,725	—
Total service revenue	—	—	95,838	—
Lease revenue, net	—	—	—	—
Total leasing revenue	—	—	—	—
Total revenue	$—	$—	$95,838	$—

Contract Balances

The following table provides information about receivables and contract liabilities (deferred revenue) from contracts with customers:

	March 28, 2020	December 28, 2019
	(In thousands)
Notes receivable	$34,467	$57,495
Deferred revenue	23,838	10,519

Significant changes in deferred revenue are as follows:

Three Months Ended
March 28, 2020
(In thousands)
Deferred revenue at beginning of period	$10,519
Revenue recognized during the period	(7,401)
Deferred revenue assumed from the American Freight Acquisition	12,619
New deferred revenue during the period	8,101
Deferred revenue at end of period	$23,838

Anticipated Future Recognition of Deferred Revenue

The following table reflects when deferred revenue is expected to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

Estimate for Fiscal Year
(In thousands)
2020 (1)	$19,719
2021	1,607
2022	1,010
2023	446
2024	188
Thereafter	868
Total	$23,838

(1) Represents deferred revenue expected to be recognized for the remainder of fiscal 2020. The amount does not include deferred revenues recognized for the three months ended March 28, 2020.

(6) Long-Term Obligations

Debt at March 28, 2020 and December 28, 2019, and was as follows:

	March 28, 2020	December 28, 2019
	(In thousands)
Revolving credit facilities	$192,000	$129,260
Term loan, net of debt issuance costs	604,715	268,660
Convertible senior notes	—	60,439
Amounts due to former ADs, franchisees and third parties	13,020	1,661
Mortgages	1,928	1,825
Finance lease liability	1,600	1,775
Total long-term obligations	811,470	463,620
Less current installments	257,466	218,384
Total long-term obligations, excluding current installments, net	$554,004	$245,236

Franchise Group New Holdco Credit Agreement and Term Loan

On February 14, 2020, the Company, through an indirect subsidiary, executed a term loan agreement with GACP Finance Co., LLC for an amount of $575.0 million (the “FGNH Credit Agreement”), which consists of a $375.0 million first out Tranche (the “FGNH Tranche A-1 Term Loan”) and a $200.0 million last out Tranche (the “FGNH Tranche A-2 Term Loan”). The term loan will mature on May 14, 2025, unless the maturity is accelerated subject to the terms set forth in the term loan agreement.

The FGNH Credit Agreement will, at the option of the Company, bear interest at either (i) a rate per annum based on London Interbank Offered Rate ("LIBOR") for an interest period of one, two, three or six months, plus an interest rate margin of 8.0% for the FGNH Tranche A-1 Term Loan and 12.5% for the FGNH Tranche A-2 Term Loan with a 1.50% LIBOR floor, or (ii) an alternate base rate determined as provided in the FGNH Credit Agreement, plus an interest rate margin of 7.0% for the FGNH Tranche A-1 Term Loan and 11.5% for the FGNH Tranche A-2 Term Loan with a 2.50% alternate base rate floor. Interest is payable in arrears at the end of each fiscal quarter. The Company is required to repay the FGNH Credit Agreement in equal fiscal quarterly installments of $6.25 million on the last day of each fiscal quarter, commencing with the fiscal quarter ending June 30, 2020. Further, the Company is required to prepay the FGNH Credit Agreement with 50% of consolidated excess cash flow on a quarterly basis with the net cash proceeds of certain other customary events. All repayments or prepayments (whether voluntary or mandatory) of the FGNH Credit Agreement, other than the fixed quarterly installments and excess cash flow prepayments are subject to early repayment fees.

The FGNH Credit Agreement includes customary affirmative, negative, and financial covenants binding on the Company and its subsidiaries, including delivery of financial statements and other reports. The negative covenants limit the ability of the Company and its subsidiaries, among other things, to incur debt, incur liens, make investments, sell assets, pay dividends on its capital stock and enter into transactions with affiliates. The financial covenants set forth in the FGNH Credit Agreement include a maximum total leverage ratio (net of certain cash) and a minimum fixed charge coverage ratio, to be tested at the end of each fiscal quarter, in each case with respect to the Company and its subsidiaries. In addition, the FGNH Credit Agreement includes customary events of default, the occurrence of which may require that the Company pay an additional 2.0% interest.

In addition to financing the American Freight acquisition and its related acquisition costs, a portion of the proceeds from the FGNH Credit Agreement and the FGNH ABL Term Loan (as defined below) were used to repay the Buddy’s and Sears Outlet’s term loan for an outstanding amount of $101.6 million and $106.7 million including accrued interest, respectively.

Franchise Group New Holdco ABL Credit Agreement and ABL Term Loan

On February 14, 2020, the Company, through direct and indirect subsidiaries, entered into an ABL credit agreement (the "FGNH ABL Credit Agreement") with various lenders which provided the Company with a $100.0 million credit facility (the “FGNH ABL Term Loan”). On February 14, 2020, the Company borrowed $100.0 million on the FGNH ABL Term Loan to finance the acquisition of American Freight. The FGNH ABL Term Loan will mature on September 30, 2020.

Borrowings under the FGNH ABL Term Loan will, at the Company's option, bear interest at either (i) a rate per annum based on LIBOR for an interest period of one, two, three or six months, plus an interest rate margin of 6.50% with a 1.50% LIBOR floor, or (ii) an alternate base rate plus an interest rate margin of 5.50% with a 2.50% alternate base rate floor. Interest is payable in arrears on the first day of each fiscal quarter. If the borrowing base exceeds the outstanding principal amount of the FGNH ABL Term Loan, the Company must prepay the FGNH ABL Term Loan in the amount of any such excess. The Company is also required to prepay the FGNH ABL Term Loan, with the net cash proceeds of certain other customary events. All repayments or prepayments (whether voluntary or mandatory) of the VGNH ABL Term Loan which are made on or after September 30, 2020 are subject to an exit fee of 2.0%.

The FGNH ABL Credit Agreement includes customary affirmative, negative, and financial covenants binding on the Company and its subsidiaries, including delivery of financial statements and other reports. The negative covenants limit the ability of the Company and its subsidiaries, among other things, to incur debt, incur liens, make investments, sell assets, pay dividends on its capital stock and enter into transactions with affiliates. The financial covenants set forth in the FGNH ABL Credit Agreement include a minimum consolidated liquidity of the Loan Parties and their subsidiaries (other than certain excluded subsidiaries), to be tested at all times, and a minimum borrowing base ratio of the Loan Parties, to be tested at the end of each month. In addition, the FGNH ABL Credit Agreement includes customary events of default, the occurrence of which may require that the Company to pay an additional 2.0% interest on the borrowings under the FGNH ABL Term Loan.

The proceeds of the FGNH Credit Agreement and the FGNH ABL Credit Agreement were used to repay the debt used to finance the acquisitions of Sears Outlet and Buddy's Home Furnishings. The early repayment of the term loans resulted in additional interest expense of $4.6 million for the write-off of deferred financing costs and $4.0 million for a prepayment penalty.

Vitamin Shoppe Term Loan

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

The Vitamin Shoppe Term Loan bears interest at a rate per annum based on LIBOR for an interest period of one month (or, during the continuance of an event of default, an alternate base rate determined as provided in the Vitamin Shoppe Term Loan Agreement), plus an interest rate margin of 9.0%, with a 2.0% LIBOR (or alternate base rate) floor. Interest is payable in arrears on the first business day of each calendar month. The Company is required to repay the Vitamin Shoppe Term Loan in equal fiscal quarterly installments of $4.25 million on the last business day of each fiscal quarter, commencing with the fiscal quarter ending March 28, 2020. Further, the Company is required to prepay the Vitamin Shoppe Term Loan (i) with 60% of consolidated excess cash flow on a fiscal quarterly basis (less voluntary prepayments already made), up to a maximum of $12.5 million in any fiscal year, and (ii) subject to the Intercreditor Agreement, with the net cash proceeds of certain other customary prepayment events (subject to certain customary reinvestment rights). Such fixed quarterly installments and excess cash flow prepayments cease to be required (subject to certain exceptions) if the then outstanding aggregate principal amount of the Vitamin Shoppe Term Loan is less than or equal to the lesser of $25 million and a specified borrowing base based on the Company's eligible credit card receivables, accounts, inventory and equipment, less certain reserves. All repayments or prepayments (whether voluntary or mandatory) of the Vitamin Shoppe Term Loan, other than the fixed quarterly installments and excess cash flow prepayments, are subject to early repayment fees. If the outstanding aggregate principal amount of the Term Loan at any time exceeds a specified borrowing base, set at $70.0 million until January 10, 2020, and thereafter based on the eligible credit card receivables, accounts receivable, inventory, equipment and intellectual property, less certain reserves, the Agent must instruct the agent of the Vitamin Shoppe ABL Revolver to implement a reserve against the borrowing base under the Vitamin Shoppe ABL Agreement (as defined below) in the amount of such excess, and if such reserve is not implemented, the Company is required to repay the amount of such excess.

The Vitamin Shoppe Term Loan Agreement includes customary affirmative, negative, and financial covenants binding on the Company and its subsidiaries, including the delivery of financial statements, borrowing base certificates and other reports. The negative covenants limit the ability of the Company and its subsidiaries, among other things, to incur debt, incur liens, make investments, sell assets, pay dividends on its capital stock and enter into transactions with affiliates. The financial covenants set forth in the Vitamin Shoppe Term Loan Agreement include a limit on capital expenditures in each fiscal year, a minimum consolidated liquidity requirement to be tested weekly and a minimum consolidated EBITDA requirement to be tested at the end of each fiscal quarter, in each case with respect to the Company and its subsidiaries. In addition, the Vitamin Shoppe Term Loan Agreement includes customary events of default, the occurrence of which may require that the Company pay an additional 3.0% interest on the Vitamin Shoppe Term Loan.

Vitamin Shoppe ABL Revolver

On December 16, 2019, the Company, through direct and indirect subsidiaries, entered into a Second Amended and Restated Loan and Security Agreement (the “ Vitamin Shoppe ABL Agreement”) providing for a senior secured revolving loan facility (the “Vitamin Shoppe ABL Revolver”) with commitments available to the Company of the lesser of (i) $100.0 million and (ii) a specified borrowing base based on our eligible credit card receivables, accounts receivable and inventory, less certain reserves, and as to each of clauses (i) and (ii), less a $10.0 million availability block. The Vitamin Shoppe ABL Revolver will mature on December 16, 2022, unless the maturity is accelerated subject to the terms set forth in the Vitamin Shoppe ABL Agreement. The Company borrowed $70.0 million on December 16, 2019, the proceeds of which were used to consummate the Vitamin Shoppe Acquisition. The ABL Agreement amended and restated the existing Amended and Restated Loan and Security Agreement (the “Existing Vitamin Shoppe ABL Agreement”), dated as of January 20, 2011.

The Company's obligations under the ABL Agreement are secured by substantially all of the assets of the Vitamin Shoppe segment. The Intercreditor Agreement sets forth the relative priorities of the security interests granted with respect to the Vitamin Shoppe ABL Revolver and those granted with respect to the Vitamin Shoppe Term Loan. The security interest granted to the Vitamin Shoppe ABL Revolver lenders is senior to that granted to the Vitamin Shoppe Term Loan lenders with respect to, among other assets, accounts receivable, inventory and deposit accounts.

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

Liberty Tax Credit Agreement

On May 16, 2019, the Company entered into the Liberty Tax Credit Agreement that provides for a $135.0 million senior revolving credit facility (the "Revolving Credit Facility"), with a $10.0 million sub-facility for the issuance of letters of credit, and a $20.0 million swingline loan sub-facility. The Company’s obligations under the Liberty Tax Credit Agreement are secured by substantially all of the assets (other than existing real property) of the Liberty Tax segment and each guarantor (including all or a portion of the equity interests in certain of the Company’s domestic and foreign subsidiaries). The Liberty Tax Credit Agreement expired on April 30, 2020.

The Liberty Tax Credit Agreement includes customary affirmative, negative, and financial covenants binding on the Company, including the delivery of financial statements and other reports and maintenance of existence. The financial covenants set forth in the Liberty Tax Credit Agreement include a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio, each of which will be tested at the end of each fiscal quarter of the Company, and a minimum consolidated net worth ratio tested at the end of each fiscal year of the Company. The Liberty Tax Credit Agreement provides that, for a period of 30 consecutive days after May 16, 2019, our outstanding obligations under the Liberty Tax Credit Agreement will not exceed $12.5 million. In addition, the Liberty Tax Credit Agreement includes customary events of default. The Company was in compliance with all covenants of the Liberty Tax Credit Agreement as of March 28, 2020.

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

On February 14, 2020, the Company amended the Liberty Tax Credit Agreement to, among other things, terminate the agreement on April 30, 2020.

Other Indebtedness

In December 2016, the Company obtained a mortgage payable to a bank in monthly installments of principal payments plus interest at the one-month LIBOR plus 1.85% through December 2026 with a balloon payment of $0.8 million due at maturity. The mortgage is collateralized by land and buildings.

On May 1, 2020, in connection with our acquisition of American Freight and the ABL Credit Agreement, the Company entered into an Amended and Restated ABL Commitment Letter with B. Riley pursuant to which B. Riley agreed to provide, subject to the terms and conditions set forth therein, a backstop commitment for a $100 million asset-based lending facility.

(7) Income Taxes

The CARES Act (the “Act”) was enacted on March 27, 2020. The Act retroactively changed the eligibility of certain assets for expense treatment in the year placed in service, back to 2018, and permitted any net operating loss for the tax years 2018, 2019 and 2020 to be carried back for five years. The Company recorded an income tax benefit of $46.8 million in the first quarter associated with the income tax components contained in the Act. As of March 28, 2020, the Company has completed an initial analysis of the tax effects of the Act but continues to monitor developments by federal and state rulemaking authorities regarding implementation of the Act. The Company has made reasonable estimates of the effects of the Act and will adjust, if needed, as new laws or guidance becomes available.

For the three months ended March 28, 2020, the Company recognized an income tax benefit of $45.9 million, which represented an effective tax rate of (286.2)%. For the three months ended March 31, 2019, the Company recognized income tax expense of $15.6 million, which represented an effective tax rate of 29.0%. The income tax benefit for the three months ended March 28, 2020 included the impact of the enactment of the Act, as discussed above which is the primary driver of the difference in effective rate.

In addition, the impact of the American Freight Acquisition has been considered for the three months ended March 28, 2020. The Company recorded an additional $11.4 million deferred tax liability to account for cumulative temporary differences resulting from the American Freight Acquisition. These initial amounts recorded in connection with purchase accounting will be adjusted during the measurement periods as the Company gathers information regarding facts and circumstances that existed as of the acquisition date. American Freight is treated as a corporation for income tax purposes.

The Company has a full valuation allowance recorded against its net deferred tax assets of $11.6 million. The Company intends to maintain a valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period that the release is recorded. However, the exact timing and amount of any reduction in the Company’s valuation allowance are unknown at this time and will be subject to the earnings level it achieves in future periods.

During the three months ended March 28, 2020, we also recognized $18.8 million of deferred tax assets related to additional tax basis increases generated from expected future payments under the Tax Receivable Agreement and related deductions for imputed interest on such payments. See "-Tax Receivable Agreement" for more information.

Tax Receivable Agreement

Pursuant to an election under Section 754 of the Internal Revenue Code (the "Code"), the Company expects to obtain an increase in our share of the tax basis in the net assets of New Holdco when New Holdco units are redeemed or exchanged by the Buddy's Members and other qualifying transactions. The Company plans to make an election under Section 754 of Code for each taxable year in which a redemption of partnership interests occurs. The Company intends to treat any redemptions and exchanges of New Holdco units by the non-controlling interest holders as direct purchases of partnership interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that the Company would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

On July 10, 2019, the Company entered into a tax receivable agreement with the then-existing non-controlling interest holders (the "TRA") that provides for the payment by the Company to the non-controlling interest holders of 40% of the cash savings, if any, in federal, state and local taxes that the Company realizes or is deemed to realize as a result of any increases in tax basis of the assets of New Holdco resulting from future redemptions or exchanges of New Holdco units.

During the three months ended March 28, 2020, the Company redeemed 3,937,726 New Holdco units, which resulted in an increase in the tax basis of our investment in New Holdco subject to the provisions of the TRA. We recognized an additional liability in the amount of $7.4 million, which is recorded in "Other non-current liabilities" in the accompanying condensed consolidated balance sheets, for the TRA payments due to the redeeming members, representing 40% of the cash savings the Company expects to realize from the tax basis increases related to the redemption of New Holdco units, after concluding it was probable that such TRA payments would be paid based on our estimates of future taxable income. No payments were made to members of New Holdco pursuant to the TRA during the quarter ended March 28, 2020.

(8) Stockholders’ Equity

Stockholders' Equity Activity

On January 3, 2020, the Company entered into a Subscription Agreement with an affiliate of Vintage Capital Management, LLC ("Vintage"), pursuant to which the affiliate of Vintage purchased from the Company 2,354,000 shares of common stock of the Company, par value $0.01 per share, at a purchase price of $12.00 per share for an aggregate purchase price of $28.2 million in cash. The common stock was purchased pursuant to an amendment to an equity commitment letter, dated August 7, 2019, between the Company and Tributum, L.P. (as amended, the "ECL"), pursuant to which Vintage agreed to provide $70.0 million of equity financing for the Vitamin Shoppe Acquisition.

On February 7, 2020, investors purchased approximately 3,877,965 shares of the Company's common stock for $65.9 million. As of March 28, 2020, $11.4 million of the proceeds were not received and are recorded in "Current receivables, net" in the accompanying condensed consolidated balance sheets. These proceeds were received in April 2020. The equity financing was done through purchases of shares of common stock of the Company at $12.00 per share under the Vintage ECL, and $23.00 per share in connection with a separate private placement of shares of common stock (collectively, the "Equity Financing") pursuant to certain subscription agreements entered into by each investor with the Company. Pursuant to the ECL, Tributum, L.P. assigned certain of its obligations thereunder to provide a portion of such Equity Financing to certain of the investors. The proceeds of the of Equity Financing were used by the Company to fund the repurchase or redemption of the Company's outstanding 2.25% Convertible Notes (the "Convertible Notes"), to make interest payments on the Convertible Notes that are not repurchased or redeemed until their maturity and to also fund general, working capital and cash needs of the

Company. On February 7, 2020, the Company completed the repurchase of $60.4 million in aggregate principal amount of outstanding Convertible Notes for a purchase price of $60.6 million, which includes accrued interest.

On February 14, 2020, the Company issued 1,250,000 shares of the Company's common stock with a value of $31.0 million, which was recorded as deferred financing costs, to Kayne FRG Holdings L.P. for services provided in the financing of the American Freight Acquisition.

During the quarter ended March 28, 2020, the Company corrected an immaterial misclassification between retained earnings and non-controlling interest related to distributions declared to the non-controlling interest in the prior year.

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss at March 28, 2020 and December 28, 2019 are as follows:

	March 28, 2020	December 28, 2019
	(In thousands)
Foreign currency adjustment	$(2,191)	$(1,496)
Interest rate swap agreements, net of tax	(115)	(42)
Total accumulated other comprehensive loss	$(2,306)	$(1,538)

Non-controlling interest

The Company is the sole managing member of New Holdco and, as a result, consolidates the financial results of New Holdco. The Company reports a non-controlling interest representing the economic interest in New Holdco held by the Buddy’s Members. The New Holdco LLC Agreement provides that the Buddy’s Members may, from time to time, require the Company to redeem all or a portion of their New Holdco units for newly-issued shares of common stock on a basis of one New Holdco unit and one-fifth of a share of Preferred Stock of the Company for one share of common stock of the Company. In connection with any redemption or exchange, the Company will receive a corresponding number of New Holdco units, increasing its total ownership interest in New Holdco. Changes in the Company's ownership interest in New Holdco while it retains their controlling interest in New Holdco will be accounted for as equity transactions. As such, future redemptions or direct exchanges of New Holdco units by the Buddy’s Members will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase additional paid-in capital. On March 26, 2020, the Company redeemed 3,937,726 New Holdco units and 787,545 shares of preferred stock for common stock. As of March 28, 2020, the Company had an ownership interest of 84.2% in New Holdco and reported a non-controlling interest equal to 15.8%. On April 1, 2020, the Company redeemed the remaining 5,495,606 New Holdco units and 1,099,121 shares of preferred stock for common stock and the Company has 100% ownership interest in New Holdco.

The exchange of New Holdco units for common stock resulted in an increase in the tax basis of the net assets of New Holdco and a liability to be recognized pursuant to the TRA. The difference of $0.3 million in the adjustment of the deferred tax balances and the tax receivable agreement liability was recorded as an adjustment to additional paid-in-capital. Refer to "Note 7. Income Taxes" for further discussion of the TRA.

Net Income (Loss) per Share

Diluted net income (loss) per share is computed using the weighted-average number of common stock and, if dilutive, the potential common stock outstanding during the period. Potential common stock consists of the incremental common stock issuable upon the exercise of stock options and vesting of restricted stock units. The dilutive effect of outstanding stock options and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method. Additionally, the computation of the diluted net income (loss) per share of common stock assumed the conversion of exchangeable shares, and Preferred Stock, if dilutive.

The computation of basic and diluted net income per share for the three months ended March 28, 2020 and March 31, 2019 is as follows:

	Three Months Ended March 28, 2020	Three Months Ended March 31, 2019

	Common Stock	Common Stock
	(In thousands, except for share and per share amounts)
Basic and diluted net income per share:
Numerator
Allocation of undistributed income attributable to Franchise Group	$59,539	$38,191
Denominator
Weighted-average common stock outstanding	23,373,980	14,055,752

Basic and diluted net income per share	$2.55	$2.72

Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$59,539	$38,191
Denominator
Number of shares used in basic computation	23,373,980	14,055,752
Weighted-average effect of dilutive securities
Employee stock options and restricted stock units	319,055	56,907
Weighted-average diluted shares outstanding	23,693,035	14,112,659

Diluted net income per share	$2.51	$2.71

(9) Stock Compensation Plans

2019 Omnibus Incentive Plan
In December 2019, the Company's stockholders approved the Company's 2019 Omnibus Incentive Plan (the "2019 Plan"). The 2019 Plan provides for a variety of awards, including stock options, stock appreciation rights, performance units, performance shares, shares of the Company’s common stock, par value $0.01 per share, restricted stock, restricted stock units, incentive awards, dividend equivalent units and other stock-based awards. Awards under the 2019 Plan may be granted to the Company’s eligible employees, directors, or consultants or advisors. The 2019 Plan provides that an aggregate maximum of 5,000,000 shares of common stock are reserved for issuance under the 2019 Plan, subject to adjustment for certain corporate events. At March 28, 2020, 4,118,495 shares of common stock remained available for grant.

Stock Options
Stock option activity during the three months ended March 28, 2020 was as follows:

	Number of options	Weighted average exercise price
Outstanding at December 28, 2019	460,285	$10.28
Granted	—	—
Exercised	—	—
Expired or forfeited	—	—
Outstanding at March 31, 2020	460,285	$10.28

Intrinsic value is defined as the fair value of the stock less the cost to exercise. No options were exercised during the three months ended March 28, 2020. The total intrinsic value of stock options outstanding at March 28, 2020 was $0.4 million. Stock options vest from the date of grant to five years after the date of grant and expire from four to seven years after the vesting date.
Nonvested stock options activity during the three months ended March 28, 2020 was as follows:

	Nonvested options	Weighted average exercise price
Outstanding at December 28, 2019	215,007	$10.11
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at March 28, 2020	215,007	$10.11

At March 28, 2020, unrecognized compensation costs related to nonvested stock options were $0.3 million. These costs are expected to be expensed through fiscal 2021.
The following table summarizes information about stock options outstanding and exercisable at March 28, 2020:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number	Weighted average exercise price	Weighted average remaining contractual life (in years)	Number	Weighted average exercise price

$0.00 - $10.89	240,000	$8.72	4.8	113,333	$8.60
$10.90 - $16.38	220,285	11.98	4.0	131,945	12.01
	460,285	$10.28		245,278	$10.43

Restricted Stock Units

The Company has awarded restricted stock units to its non-employee directors and certain employees. Restricted stock units are valued at the closing stock price the day preceding the grant date. Compensation costs associated with these restricted shares are amortized on a straight-line basis over the vesting period and recognized as an increase in additional paid-in capital. At March 28, 2020, unrecognized compensation cost related to restricted stock units was $17.7 million. These costs are expected to be recognized through fiscal 2023.

In the three months ended March 28, 2020, the Company awarded performance restricted stock units with an estimated fair value of $3.0 million to certain officers and employees. Each employee has the opportunity to earn an amount between 0% and 150% of the individual target award contingent on the Company meeting certain performance targets for the period beginning December 28, 2019 and ending on December 31, 2022. Provided the vesting conditions are satisfied, the awards will vest at the end of the performance period. The estimated value is to be expensed over the performance period. The Company recognized $0.1 million of expense related to these performance restricted stock units in the three months ended March 28, 2020. The estimated fair value of these performance restricted stock units was determined using the Company's closing price on the grant date.

In the three months ended March 28, 2020, the Company also awarded restricted stock units with a fair value of $3.9 million to certain officers and employees. One-third of the awards will vest each year on the anniversary date of the grant. The Company recognized $0.1 million of expense related to these restricted stock units in the three months ended March 28, 2020. The Company also awarded restricted stock units with a fair value of $0.9 million to directors of the Company. The awards will vest on the anniversary date of the grant. The Company recognized $0.2 million of expense related to these restricted stock units in the three months ended March 28, 2020. The fair value of restricted stock units was determined using the Company's closing price on the grant date.

Restricted stock activity during the three months ended March 28, 2020 was as follows:

	Number of restricted stock units	Weighted average fair value at grant date
Balance at December 28, 2019	671,039	$14.00
Granted	279,839	24.80
Vested	(4,657)	12.22
Canceled	(1,453)	11.48
Balance at March 28, 2020	944,768	$17.21

Stock Compensation Expense

The Company recorded $2.5 million of expense related to stock awards for the three months ended March 28, 2020.

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

The following tables present, for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis at March 28, 2020 and December 28, 2019.

	March 28, 2020
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Recurring assets:
Cash equivalents	$573	$573	$—	$—
Forward contract related to foreign currency exchange rates	1,429	—	—	1,429
Total recurring assets	573	573	—	—
Nonrecurring assets:
Impaired accounts and notes receivable, net of unrecognized revenue and allowance	10,518	—	—	10,518
Total nonrecurring assets	10,518	—	—	10,518
Total recurring and nonrecurring assets	$11,091	$573	$—	$10,518

Liabilities:
Recurring liabilities:
Contingent consideration included in obligations due former ADs, franchisees and others	$863	$—	$—	$863
Interest rate swap agreement	160	—	160	—
Total recurring liabilities	$1,023	$—	$160	$863

	December 28, 2019
		Fair value measurements using
	Total	Level 1	Level 2	Level 3
Assets:
Recurring assets:
Cash equivalents	$4,253	$4,253	$—	$—
Total recurring assets	4,253	4,253	—	—
Nonrecurring assets:
Impaired accounts and notes receivable, net of unrecognized revenue	7,310	—	—	7,310
Total nonrecurring assets	7,310	—	—	7,310
Total recurring and nonrecurring assets	$11,563	$4,253	$—	$7,310

Liabilities:
Recurring liabilities:
Contingent consideration included in obligations due to former ADs, franchisees and others	$916	$—	$—	$916
Interest rate swap agreement	58	—	58	—
Total recurring liabilities	$974	$—	$58	$916

The Company's policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1 or 2 recurring fair value measurements for the three months ended March 28, 2020, as well as the year ended December 28, 2019.

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

Messrs. Kahn and Laurence

Vintage and its affiliates held approximately 45% of the aggregate voting power of the Company through their ownership of common stock and Preferred Stock as of March 28, 2020. Brian Kahn and Andrew Laurence, principals of Vintage, are members of the Company's Board of Directors with Mr. Laurence serving as the Company's Chairman of the Board until March 31, 2020. Mr. Kahn is the President and Chief Executive Officer of the Company and Mr. Laurence is an Executive Vice President of the Company.

Stock Subscription Agreement. On January 6, 2020, Vintage affiliates purchased 2,354,000 shares of the Company's common stock for $28.2 million under a subscription agreement dated August 7, 2019 with the Company.

Buddy's Franchises. Mr. Kahn has an equity interest in an entity that owns three Buddy's franchisees. All transactions between the Company's Buddy's segment and Mr. Kahn's entity are conducted on a basis consistent with other franchisees. Mr. Kahn's brother-in-law owns seven Buddy's franchisees. All transactions between the Company's Buddy's segment and Mr. Kahn's brother-in-law are conducted on a basis consistent with other franchisees.

Bryant Riley (former director)

Mr. Riley, through controlled entities or affiliates held approximately 13% of the aggregate ownership of the Company's common stock as of March 28, 2020. Mr. Riley was also a member of the Company's Board of Directors from September 2018 through March 2020.

Credit Agreements. On December 16, 2019, the Company entered into the Vitamin Shoppe Term Loan with an entity controlled by Mr. Riley. On February 14, 2020, the Company entered into a $675.0 million credit facility, which included a $575.0 million AF Term Loan and a $100.0 million ABL Term Loan with an entity controlled by Mr. Riley acting as the administrative agent.

Stock Subscription Agreements. On February 7, 2020, Mr. Riley, and entities or affiliates of Mr. Riley purchased 669,678 shares for $11.4 million under the Equity Financing as defined above in "Note 8. Stockholder's Equity".

Fee Letter. On February 19, 2020, the Company entered into a fee letter with B. Riley pursuant to which B. Riley received an equity fee equal to 6% of the $36.0 million of equity raised by B. Riley for the Company.

Backstop ABL Commitment Letter. On May 1, 2020, in connection with our acquisition of American Freight and the ABL Credit Agreement, the Company entered into an Amended and Restated ABL Commitment Letter with B. Riley pursuant to which B. Riley agreed to provide, subject to the terms and conditions set forth therein, a backstop commitment for a $100.0 million asset-based lending facility.

M. Brent Turner
Mr. Turner is the President and Chief Executive Officer of the Company’s Liberty Tax segment.

Revolution Financial Services Agreement. The Company entered into a one-year Services Agreement (the “Revolution Agreement”) with Revolution Financial, Inc. (“Revolution”) effective as August 23, 2019. Mr. Turner serves as the Chief Executive Officer of Revolution. The Revolution Agreement provides for certain transition services, including leased office space and information technology personnel. Pursuant to the terms as provided in the Revolution Agreement, fees for each of the services provided by Revolution are calculated based on the actual costs for each applicable service to be paid by the Company. For the transition services provided by the Company in retail locations, which includes the provision of space and staffing, Revolution will pay the Company 50% of net revenue. The amount for the transition services was immaterial for the three months ended March 28, 2020.

Michael S. Piper

Mr. Piper is the Chief Financial Officer of the Company's Liberty Tax segment. On February 7, 2020, Mr. Piper purchased 123,529 shares for $2.1 million under the Equity Financing as defined above in "Note 8. Stockholders' Equity".

American Freight

The Company's American Freight segment leases retail space and purchases inventory from Steve Belford, the former Chief Executive Officer of American Freight. Mr. Belford's employment with American Freight ended on April 6, 2020.

Tax Receivable Agreement

In connection with the Buddy's Acquisition, the Company entered into a TRA with the Buddy's Members that provides for the payment to the Buddy's Members of 40% of the amount of any tax benefits that the Company actually realizes as a result of increases in the tax basis of the net assets of New Holdco resulting from any redemptions or exchanges of New Holdco units. Amounts due under the TRA to the Buddy's Members as of March 28, 2020 were $7.4 million which is recorded in "Other non-current liabilities" in the accompanying condensed consolidated balance sheets. No payments were made to member of New Holdco pursuant to the TRA during the quarter ended March 28, 2020.

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

Eastern District of New York Securities Litigation

In Re Liberty Tax, Inc. Securities Litigation. This case consolidated two previously filed cases on July 12, 2018. The case, among other things, asserts that the Company’s SEC filings over a multi-year period failed to disclose the alleged misconduct of the individual defendants and that disclosure of the alleged misconduct caused the Company’s stock price to drop and, thereby harm the purported class of stockholders. The class period is alleged to be October 1, 2013 through February 23, 2018. The defendants filed a joint motion to dismiss the Consolidated Amended Class Action Complaint on September 17, 2018 which was granted on January 17, 2020. The Plaintiff filed their notice to appeal to the United States Court of Appeals for the Second Circuit on February 19, 2020. The Second Circuit set an expedited briefing schedule for the appeal. Appellant's brief was filed on May 5, 2020 and Appellant’s opposition brief was filed on June 9, 2020.

Stockholder Class Action and Derivative Complaint

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

On October 23, 2019, the Plaintiff filed a Verified Amended Stockholder Class Action and Derivative Complaint (the “Amended Complaint”), following the Company’s filing of the amended and restated offer to purchase on October 16, 2019 (the “Offer to Purchase”). The Amended Complaint contained substantially similar allegations but revised certain allegations based on disclosures contained in, or purportedly omitted, from the Offer to Purchase. The Plaintiff filed a Motion for Preliminary Injunction on October 25, 2019, seeking to prevent the consummation of the pending Offer to Purchase unless additional information was disclosed. On November 5, 2019, the Company filed Amendment No. 5 to the Offer to Purchase making certain additional disclosures, and Plaintiff withdrew its Motion for Preliminary Injunction.

On February 7, 2020, Matthew Sciabacucchi, a purported stockholder of the Company, filed a motion to intervene to pursue some or all of the derivative claims pending in the Court of Chancery.  Mr. Sciabacucchi’s motion states that Asbestos Workers’ Philadelphia Pension Fund has sold its shares in the Company.  The motion to intervene was granted March 10, 2020.

On June 8, 2020 the Court entered an order governing briefing on Plaintiff’s petition for an interim award of attorney’s fees. Plaintiff’s opening brief was filed on June 8, 2020. Defendant's opposition is due on or before July 23, 2020, and Plaintiff’s reply is due on or before August 6, 2020.

Class Action Litigation

Rene Labrado v. JTH Tax, Inc. On July 3, 2018, a class action complaint was filed in the Superior Court of California, County of Los Angeles by a former employee for herself and on behalf of all other “similarly situated” persons. The Complaint alleges, among other things, that the Company allegedly violated various provisions of the California Labor Code, including: unpaid overtime, unpaid meal period premiums, unpaid rest premiums, unpaid minimum wages, final wages not timely paid, wages not timely paid, non-compliant wage statements, failure to keep pay records, unreimbursed business expenses and violation of California Business and Profession Code Section 17200. The Complaint seeks actual, consequential and incidental losses and damages, injunctive relief and other damages. The Company highly disputes the allegations set forth in the Complaint and filed a motion to dismiss. On May 29, 2019, the Court denied the Company’s motion to dismiss, but granted the Company leave to file a motion to strike. The Company filed a motion to strike and on August 20, 2019, the Court granted in part and denied in part the Company’s motion. The Court provided the Company with twenty days to file its answer to the Complaint and lifted the discovery stay.  A status conference was held on March 3, 2020 where the Court set a hearing on the class certification for December 18, 2020. A further status conference is set for July 20, 2020.

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

In addition, the Company entered into a settlement agreement resolving the previously disclosed investigation by the IRS with respect to the tax return preparation activities of the Company’s Liberty Tax segments franchise operations and Company-owned stores.  Pursuant to that agreement, the Company agreed to make a compliance payment to the IRS in the amount of $3.0 million, to be paid in installments over four years, starting with an upfront payment of $1.0 million, followed by a $0.5 million payment on each anniversary thereof.

As previously disclosed, the Company expects that the increased costs to enhance its compliance program could exceed $1.0 million per year over several years, in addition to the costs necessary to resolve the investigation.

Other Matters

Convergent Mobile, Inc. v. JTH Tax, Inc. On August 26, 2019, Convergent Mobile, Inc. (“Convergent”) filed a complaint in the Superior Court of the State of California, County of Sonoma, against the Company (the "California Complaint"). The California Complaint alleges that the Company breached a contract between it and Convergent, and Convergent has asserted counts for breach of contract, promissory estoppel, and breach of the covenant of good faith and fair dealing. The California Complaint generally seeks damages according to proof, special damages according to proof, interest, attorneys’ fees and cost. The Company removed the matter to the federal district court for the Northern District of California and filed a motion to dismiss and motion to strike. On January 16, 2020, the Court vacated the previously scheduled hearing on Company’s motion to dismiss and motion to strike and stated a written opinion would be forthcoming. On April 22, 2020, the Court granted in part and denied in part the Company's motion to dismiss. The Court denied the Company's motion to strike. The Company filed its answer and a counterclaim against Convergent and the matter is proceeding in discovery. The Company disputes these claims and intends to defend the matter vigorously.

Sears Outlet Stores, L.L.C., n/k/a American Freight Outlet Stores, LLC v. Capgemini America, Inc., successor in interest to Capgemini U.S. LLC. On April 8, 2020, Sears Outlet Stores, L.L.C., n/k/a American Freight Outlet Stores, LLC (“Outlet”) filed a complaint against Capgemini America Inc. ("Capgemini") in the United States District Court, Northern District Court of Illinois (the “Complaint”), seeking a declaratory action. Outlet alleges claims against Capgemini of fraudulent inducement, breach of contract, constructive fraud, and intentional non-disclosure/fraudulent concealment. Outlet also seeks a declaratory action for excuse of non-performance to pay any further invoices from Capgemini, including certain invoices which Outlet disputes and Capgemini alleges are past due, specific performance from Capgemini’s obligation to provide termination assistance services, actual and consequential damages, incidental damages in an amount yet to be determined, interest, attorney’s fees and costs, and punitive damages. To date, Capgemini has not yet filed its responsive pleading or appearance to the Complaint.

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

(13) Segments

The Company's operations are conducted in four reporting business segments: Vitamin Shoppe, American Freight, Liberty Tax and Buddy's. The Company defines its segments as those operations which results its chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources. The results of operations of Buddy's are included in the Company's results of operations beginning on July 11, 2019, the results of operations of Vitamin Shoppe are included in the Company's results of operations beginning on December 16, 2019, while the results of operations of American Freight are included in the Company's results of operations beginning on February 14, 2020. The results of operations of the Sears Outlet business are included in the Company's results of operations beginning on October 23, 2019 and are included in the results of operations of the American Freight segment. Prior to July 11, 2019, the Company operated as a single reportable segment that was comprised of Liberty Tax.

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

The American Freight segment operates under the American Freight and American Freight Outlet banners. American Freight is a retail chain offering brand-name furniture, mattresses and home accessories at discount prices. American Freight Outlet, previously Sears Outlet, provides in-store and online access to purchase new, one-of-a-kind, out-of-box, discontinued, obsolete, used, reconditioned, overstocked and scratched and dented products, collectively "outlet-value products" across a broad assortment of merchandise categories, including home appliances, mattresses, furniture and lawn and garden equipment at value-oriented prices. The American Freight segment consists of our operations under the "American Freight" brand and is headquartered in Delaware, Ohio.

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

Total revenues by segment are as follows:

	Three Months Ended
	March 28, 2020	March 31, 2019
	(In thousands)
Total revenue:
Vitamin Shoppe	$275,888	$—
American Freight	202,747	—
Liberty Tax	89,618	95,838
Buddy's	24,312	—
Consolidated total revenue	$592,565	$95,838

Depreciation, amortization, and impairment charges by segment are as follows:

	Three Months Ended
	March 28, 2020	March 31, 2019
	(In thousands)
Depreciation, amortization, and impairment charges:
Vitamin Shoppe	$11,310	$—
American Freight	912	—
Liberty Tax	2,065	4,073
Buddy's	1,640	—
Consolidated depreciation, amortization, and impairment charges	$15,927	$4,073

Operating income (loss) by segment are as follows:

	Three Months Ended
	March 28, 2020	March 31, 2019
	(In thousands)
Income from operations:
Vitamin Shoppe	$(5,476)	$—
American Freight	1,586	—
Liberty Tax	48,681	54,873
Buddy's	3,345	—
Total Segments	48,136	54,873
Corporate	(2,299)	—
Consolidated income from operations	$45,837	$54,873

Total assets by segment are as follows:

	March 28, 2020	December 28, 2019
	(In thousands)
Total assets:
Vitamin Shoppe	$675,684	$679,646
American Freight	884,936	267,176
Liberty Tax	144,887	123,576
Buddy's	183,832	188,941
Total Segments	1,889,339	1,259,339
Corporate	130,184	39,206
Consolidated total assets	$2,019,523	$1,298,545

Goodwill by segment is as follows:

	March 28, 2020	December 28, 2019
	(In thousands)
Goodwill:
Vitamin Shoppe	$4,951	$4,951
American Freight	366,810	31,028
Liberty Tax	9,156	9,780
Buddy's	88,542	88,542
Consolidated goodwill	$469,459	$134,301

(14) Subsequent Events

On April 3, 2020, the Company entered into a Limited Waiver and Amendment Number Two to ABL Credit Agreement (the “ABL Second Amendment”) with various lenders party thereto (the “ABL Lenders”) and GACP Finance Co., LLC, as administrative agent and collateral agent (“ABL Agent”), which amends that certain FGNH ABL Credit Agreement dated as of February 14, 2020 by and among the Loan Parties, various lenders from time to time party thereto and the ABL Agent (as amended prior to the ABL Second Amendment, the “Existing ABL Credit Agreement”).

The ABL Second Amendment amended the Existing ABL Credit Agreement to (i) extend the maturity date of the term loan provided pursuant to the Existing ABL Credit Agreement to September 30, 2020, (ii) increase the interest rate margin to 7.50% for loans bearing interest based on LIBOR and 6.50% for loans bearing interest based on an alternate base rate, and (iii) make certain other modifications and grant certain waivers with respect to the Existing ABL Credit Agreement.

On May 1, 2020, the Company entered into an amendment to the FGNH Credit Agreement to provide for the joinder of Franchise Group Intermediate L 1, LLC, an indirect subsidiary of the Company, and each of its direct and indirect subsidiaries (collectively, the “Liberty Tax Entities”), to the FGNH Term Loan Credit Agreement and the FGNH ABL Credit Agreement, respectively, as borrowers thereunder, and in connection therewith, certain related security documents provided for the Liberty Tax Entities to grant or continue to grant liens on substantially all of their assets to secure the obligations under the FGNH Term Loan Credit Agreement and the FGNH ABL Credit Agreement. Further, the amendment modified the FGNH Term Loan Credit Agreement and the FGNH ABL Credit Agreement, respectively, to, among other things, (i) permit certain ordinary course and otherwise anticipated activities of the Liberty Tax Entities and (ii) make certain technical modifications related to the COVID-19 pandemic and other events.

On May 22, 2020, the Company amended the Vitamin Shoppe Term Loan and Vitamin Shoppe ABL Revolver. The Vitamin Shoppe Term Loan was amended to, among other things, (i) permit the assignment of $5.3 million of the outstanding term loan to Franchise Group, Inc. (the "Parent"), subject to certain conditions and certain limitations on Parent’s rights as a lender, (ii) modify the minimum consolidated EBITDA covenant, (iii) limit the quarterly dividend payment by Parent that would otherwise have been permitted in the second fiscal quarter of 2020 (by reference to certain financial calculations from the first fiscal quarter of 2020) (the "Dividend Waiver") and (iv) permit the Parent and the Borrowers to use an anticipated tax refund to prepay $12.5 million of the term loan upon receipt of such tax refund, along with a 2% prepayment fee, plus (x) if the tax refund prepayment is not made by July 31, 2020, the Borrowers will be required to pay a fee of 0.5% of the outstanding term loan (other than the portion of the term loan held by Parent) and (y) if the tax refund prepayment is not made by September 25, 2020, the Borrowers will be required to pay additional amortization of $3.1 million for each fiscal quarter (beginning with the fiscal quarter ending on September 26, 2020) until the tax refund prepayment is made (which additional quarterly amortization may be deducted from the required tax refund prepayment).

The amendment to the Vitamin Shoppe ABL Revolver was to, among other things, provide for the Dividend Waiver.

On June 9, 2020, the Company announced that the Board approved a cash dividend to the Company’s stockholders. The quarterly dividend of $0.25 per share will be paid on or about July 22, 2020 to stockholders of record at the close of business on June 22, 2020.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for our business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as "aim," "anticipate," "assume," "believe," "could," "due," "estimate," "expect," "goal," "intend," "may," "objective," "plan," "predict," "potential," "positioned," "should," "target," "will," "would," and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and our management's beliefs and assumptions. They are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. Additionally, other factors may cause actual results to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Factors that may cause such differences include, but are not limited to, the risks described under "Item 1A-Risk Factors," including:

•
the uncertainty of the future impact of the COVID-19 pandemic and public health measures on our business and results of operations, including uncertainties surrounding the physical and financial health of our customers, the ability of government assistance programs to individuals, households and businesses to support consumer spending, levels of foot traffic in our stores, changes in customer demand for our products and services, possible disruptions in our supply chain or sources of supply, and whether we will have the governmental approvals, personnel and sources of supply to be able to keep our stores open;

•
our plans and expectations in response to the COVID-19 pandemic, including increased expenses for potential higher wages and bonuses paid to associates and the cost of personal protective equipment and additional cleaning supplies and protocols for the safety of our associates, and expected delays in new store openings;

•	potential regulatory actions relating to the COVID-19 pandemic, including the extensions of tax filing deadlines or other related relief;

•
the possibility that any of the anticipated benefits of the Buddy’s Acquisition, Sears Outlet Acquisition, Vitamin Shoppe Acquisition and American Freight Acquisition (as all such terms are defined below) will not be realized or will not be realized within the expected time period, the businesses of the Company and the Buddy’s segment, Vitamin Shoppe segment or American Freight segment may not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected, revenues following the Buddy’s Acquisition, Sears Outlet Acquisition, Vitamin Shoppe Acquisition or American Freight Acquisition may be lower than expected;

•	our inability to grow on a sustainable basis;

•	changes in operating costs, including employee compensation and benefits;

•	the seasonality of our Liberty Tax segment;

•	departures of key executives or directors;

•	our ability to attract additional talent to our senior management team;

•	our ability to maintain an active trading market for our common stock on The Nasdaq Global Market (“Nasdaq”);

•	our inability to secure reliable sources of the tax settlement products we make available to our customers;

•	government regulation and oversight over our products and services;

•	our ability to comply with the terms of our settlement with the Department of Justice (the "DOJ") and the Internal Revenue Service ("IRS");

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

Overview

We are a retailer, franchisor operator and acquirer of franchised and franchisable businesses that can be scaled using our operating expertise. We currently operate four reportable segments: Liberty Tax, Buddy’s, American Freight, and Vitamin Shoppe.

Our Liberty Tax segment is one of the largest providers of tax preparation services in the U.S. and Canada. Our tax preparation services and related tax settlement products are offered primarily through franchised locations, although we operate a limited number of Company-owned offices each tax season. See "Note 1. Organization and Significant Accounting Policies" in the notes to Consolidated Financial Statements in our Transition Report on Form 10-K/T for the transition period ended December 28, 2019, for details of the U.S. office activity and the number of Canadian and Company-owned offices for the years ended December 28, 2019, April 30, 2019, and April 30, 2018.

On July 10, 2019, we completed our acquisition of Buddy's Home Furnishings (“Buddy’s”). Our Buddy's segment franchises or operates rent-to-own stores that lease household durable goods, such as electronics, residential furniture, appliances and household accessories, to customers on a rent-to-own basis. Merchandise is also offered for immediate purchase or an installment sales basis.

On October 23, 2019, we completed the acquisition of the Sears Outlet business from Sears Hometown and Outlet Stores, Inc. (“Sears Outlet”). Sears Outlet has been rebranded as American Freight Outlet and is included in the American Freight segment. American Freight Outlet provides in-store and online access to purchase outlet-value products across a broad assortment of merchandise categories, including home appliances, mattresses, apparel sporting goods, lawn and garden equipment, tools, and other household goods at prices that are significantly lower than list prices. Products are generally covered by a warranty and a full suite of extended-service plans and services are also offered.

On December 16, 2019, we completed our acquisition of the Vitamin Shoppe, Inc. (“Vitamin Shoppe). Our Vitamin Shoppe segment is an omni-channel specialty retailer of vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products. We believe we offer one of the largest varieties of products among vitamin, mineral and supplement ("VMS") retailers and continue to refine our product assortment with approximately 7,200 stock keeping units ("SKUs") offered in our stores or though e-commerce. We believe our product offering and emphasis on product knowledge and customer service helps us meet the needs of our target customer and serves as a foundation for enhancing strong customer loyalty.

On February 14, 2020, we completed the acquisition of American Freight Group, Inc. ("American Freight"). Our American Freight segment is a retail chain offering brand-name furniture, mattresses and home accessories at discount prices.
American Freight buys direct from manufacturers and sells direct in warehouse-style stores. By cutting out the middleman and keeping its overhead costs low, we can offer quality, new furniture and mattresses at the lowest prices. American Freight offers same-day delivery on all in-stock items with flexible payment options including free layaway and take it home today for $50 with low, easy payment plans.

Our revenue is primarily derived from merchandise sales, lease revenue, loans and fee charges in our Company-owned stores, royalties and other required fees from our franchisees and financial products related to refund transfers.
In evaluating our performance, management focuses on Adjusted EBITDA as a measure of the cash flow from recurring operations from the businesses. Adjusted EBITDA represents net income (loss), before income taxes, interest expense, depreciation and amortization, and certain other items.
Acquisition
On February 14, 2020, we announced the completion of our previously announced acquisition of American Freight (“American Freight Acquisition”). Additionally, we entered into a new $675 million credit facility which funded the American Freight Acquisition and refinanced certain debt of our Buddy’s Home Furnishings and American Freight businesses.
For purposes of this section and throughout this quarterly report, all references to “fiscal 2020” ending December 26, 2020 and corresponding references to fiscal quarters are references to quarters within those fiscal year. For purposes of this section and throughout this quarterly report all references to “tax season” refer to the period between January 1 and April 30 of the referenced year.

Impact of COVID-19

The COVID-19 pandemic has affected, and likely will continue to affect, our financial condition and results of operations for the foreseeable future.

In most states, our segments have been deemed essential businesses and, therefore, the majority our stores have remained open during the pandemic. The highest number of stores closures due to COVID-19 was approximately 240 stores. As of June 15, 2020, one store is closed due to COVID-19 out of our 4,096 total stores (owned or franchised).

We also made changes to reduce our exposure to potential short-term liquidity risk in the banking system, including executing a backstop commitment letter on May 1, 2020 pursuant to which B. Riley Financial, Inc. agreed to provide, subject to the terms and conditions set forth therein, a backstop commitment for a $100 million asset-based lending facility. As of March 28, 2020, we were in compliance with our debt covenants and, based on a continuation of current operating results, we expect to be in compliance for the remainder of fiscal 2020.

While too early to quantify, we have recently experienced a negative impact on our sales and profitability. The coronavirus could continue to negatively impact our business and financial results by continuing to weaken demand for our products and services, interfering with our ability and our franchisees’ ability to operate store locations, disrupting our supply chain or affecting our ability to raise capital from financial institutions. As events are rapidly changing, we are unable to accurately predict the impact that the coronavirus will have on our results of operations due to uncertainties including, but not limited to, the duration of shutdowns, quarantines and travel restrictions, the severity of the disease, the duration of the outbreak and the public’s response to the outbreak; however, we are actively managing our business to respond to the impact.

Results of Operations
The table below shows results of operations for the three months ended March 28, 2020 and March 31, 2019.

	Three Months Ended
			Change
	March 28, 2020	March 31, 2019	$	%
(In thousands)
Total revenues	$592,565	$95,838	$496,727	518%
Income from operations	45,837	54,873	(9,036)	(16)%
Net income	61,898	38,191	23,707	62%
Revenues. The table below sets forth the components and changes in our revenues for the three months ended March 28, 2020 and March 31, 2019.

	Three Months Ended
			Change
	March 28, 2020	March 31, 2019	$	%
(In thousands)
Product	$473,505	$—	$473,505	—%
Service and other	102,640	95,838	6,802	7%
Rental	16,420	—	16,420	—%
Total revenue	$592,565	$95,838	$496,727	518%

For the three months ended March 28, 2020, total revenues increased $496.7 million million, or 518%, to $592.6 million million compared to $95.8 million million in the same period last year. This increase was primarily due to the Buddy's Acquisition which increased revenue by $24.3 million, the American Freight Acquisition and Sears Outlet Acquisition which collectively increased revenue by $202.7 million and the Vitamin Shoppe Acquisition which increased revenue by $275.9 million. These increases are offset by a $6.2 million decrease in service and other revenue from our Liberty Tax segment primarily due to reduced tax returns from store closures and the extension of the tax filing deadline to July 15, 2020 due to the COVID-19 pandemic.

Operating expenses.    The following table details the amounts and changes in our operating expenses for the three months ended March 28, 2020 and March 31, 2019.

	Three Months Ended
			Change
	March 28, 2020	March 31, 2019	$	%
(In thousands)
Cost of revenue:
Product	$287,818	$—	$287,818	—%
Service and other	756	—	756	—%
Rental	5,942	—	5,942	—%
Total cost of revenue	294,516	—	294,516	—%
Selling, general, and administrative expenses	252,212	40,965	211,247	516%
Restructuring expenses	—	—	—	—%
Total operating expenses	$546,728	$40,965	$505,763	1,235%

For the three months ended March 28, 2020, total operating expenses were $546.7 million compared to $41.0 million in the same period last year, representing an increase of $505.8 million, or 1,235%. This increase was primarily due to the Buddy's Acquisition which increased operating expenses by $21.0 million, the American Freight Acquisition and Sears Outlet Acquisition which collectively increased operating expenses by $201.0 million and the Vitamin Shoppe Acquisition which increased operating expenses by $281.4 million.

Other. Other expense increased by $4.0 million due to a prepayment penalty from the repayment of the debt used to fund the Buddy's Acquisition and the Sears Outlet Acquisition.

Interest expense, net. Interest expense, net increased $24.7 million due to an increase in debt to finance the acquisitions of Buddy's, Sears Outlet, Vitamin Shoppe and American Freight and a $4.6 million write-off of deferred financing costs due to the repayment of the debt used to finance the Buddy's Acquisition and Sears Outlet Acquisition.

Income tax benefit. Our effective tax rate from continuing operations, including discrete income tax items, was (286.2)% and 29.0% for the three months ended March 28, 2020 and March 31, 2019, respectively. The CARES Act was enacted on March 27, 2020, which retroactively changed the eligibility of certain assets for expense treatment in the year placed in service, back to 2018, and permitted any net operating loss for the tax years 2018, 2019 and 2020 to be carried back for five years. The Company recorded an income tax benefit of $46.8 million as a result of the CARES Act which is the primary reason for the change in the effective rate for the three months ended March 28, 2020 compared to the same period in the prior year.

Segment Information

We, through our franchisees and Company-owned stores, operate a system of tax preparation, rent-to-own and point of sale retail locations. Our operations are conducted in four reporting business segments: Liberty Tax, Buddy's, American Freight and Vitamin Shoppe. We define our segments as those operations whose results our chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources.

We measure the results of our segments using, among other measures, each segment's net sales, operating expenses and operating income (loss). We may revise the measurement of each segment's operating income, including the allocation of overhead costs, as determined by the information regularly reviewed by the CODM. When the measurement of a segment changes, previous period amounts and balances are reclassified to be comparable to the current period's presentation. Because the Buddy's Acquisition, American Freight Acquisition and Vitamin Shoppe Acquisition occurred subsequent to the three months ended March 31, 2019, no comparable information is available for the three months ended March 28, 2020; therefore, Buddy's, American Freight and Vitamin Shoppe segment information is not provided in this discussion.

The following table summarizes the operating results of the Liberty Tax segment:

	Three Months Ended
			Change
(In thousands)	March 28, 2020	March 31, 2019	$	%
Total revenues	$89,618	$95,838	$(6,220)	(6.5)%
Operating expenses	40,937	40,965	(28)	(0.1)%
Segment income	48,681	54,873	(6,192)	(11.3)%

Total revenue for our Liberty Tax segment decreased 6.5% for the three months ended March 28, 2020 as compared to the same period last year. The decrease in revenue is primarily driven by the following:

•	a decrease of $9.5 million in royalties and advertising, financial products and electronic filing fees related to store closures and reduced tax returns due to COVID-19; and

•	a $1.3 million decrease in interest income due to fewer working capital loans issued to franchisees.

These decreases were offset by:

•	an increase of $3.1 million in assisted tax preparation fees, net of discounts related to an increase in the number of Company-owned stores operated in 2020; and

•	a $1.2 million increase in other revenue primarily related to gains on sales of Company-owned stores where the sales price exceeds the carrying value of the assets sold.

Operating expenses for Liberty Tax decreased 0.1% for the three months ended March 28, 2020 as compared to the same period last year. The decrease in operating expenses was driven by the following:

•	a $5.0 million decrease in area developer expenses due to reacquired Area Developers and reduced tax return volume; and

•	a decrease of $2.0 million in depreciation, amortization and impairment charges primarily related to software disposed of in December 2019.

•	a $4.9 million increase in other expenses primarily related to higher software license costs, the reversal of a legal settlement in 2019 and higher franchisee rebate costs;

•	a $2.1 million increase in in advertising expense due to the timing of advertising compared to the prior year;

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

The following table presents a reconciliation of Adjusted EBITDA for each of the periods indicated.

	Three Months Ended
	March 28, 2020	March 31, 2019
Reconciliation of Net Loss to Adjusted EBITDA	(In thousands)
Net income	$61,898	$38,191
Add back:
Interest expense	25,752	1,055
Income tax benefit	(45,869)	15,634
Depreciation, amortization, and impairment charges	15,927	4,073
Total Adjustments	(4,190)	20,762
EBITDA	57,708	58,953
Adjustments to EBITDA
Executive severance and related costs	4,657	—
Stock based compensation	2,485	388
Shareholder litigation costs	131	—
Corporate compliance costs	99	—
Prepayment penalty on early debt repayment	4,048	—
Accrued judgments and settlements	(1,285)	(2,306)
Store closures	259	1,163
Acquisition costs	10,354	175
Inventory fair value step up amortization	20,790	—
Total Adjustments to EBITDA	41,538	(580)
Adjusted EBITDA	$99,246	$58,373

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

As of March 28, 2020, we have current installments of long-term obligations of $257.5 million. On May 1, 2020, we entered into an ABL Commitment Letter with B. Riley pursuant to which B. Riley agreed to provide a backstop commitment for a $100.0 million asset-based lending facility to replace the $100.0 million FGNH ABL Term Loan due on September 30, 2020. The $70.0 million due on the Vitamin Shoppe ABL Revolver, while classified as a current installment as required of revolving credit facilities, expires in December 2022. The remaining $87.5 million of current obligations can be serviced from our cash and cash equivalents, which were $147.0 million as of March 28, 2020.

During the three months ended March 28, 2020, we executed several substantial transactions that will affect our liquidity and capital resources in future periods. For more details please see "Note 6 - Long-Term Obligations":

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

•	On February 14, 2020, we entered into a $675.0 million credit facility, which was used to fund the American Freight Acquisition and repay the existing Sears Outlets and Buddy’s term loans.

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

Sources and uses of cash

Operating activities. In the three months ended March 28, 2020, cash from operating activities increased $65.0 million compared to the same period in the prior year is primarily due to a $40.0 million decrease in inventory, $34.8 million increase in accounts payable and accrued liabilities, $50.8 million in cash income and a $5.4 million increase in accounts, notes and interest receivable partially offset by a $65.0 million decrease in income taxes receivable and a $5.4 million decrease in accounts, notes and interest receivable.

Investing activities. In the three months ended March 28, 2020, we used $369.5 million more cash for investing activities compared to the same period in the prior year. This increase is primarily due to $357.3 million of cash used for the American Freight Acquisition, a $15.3 million decrease in cash payments on operating loans to franchisees and ADs and a $6.0 million increase in purchases of property, equipment and software. This increase was partially offset by a $10.2 million decrease in cash used for operating loans to franchisees and ADs.

Financing activities. In the three months ended March 28, 2020, cash from financing activities increased $406.6 million compared to the same period in the prior year. This increase was driven by a $575.0 million in borrowing under the FGNH Credit Agreement, a $94.3 million increase in proceeds from revolving credit agreements, a $80.7 million increase due to proceeds from share issuances and a $35.2 million decrease in repayments of borrowings under revolving credit facilities. The increases are partially offset by the $368.7 million repayment of term loans used to acquire Buddy's, Sears Outlet and American Freight.

Long-term debt borrowings

Franchise Group New Holdco Term Loan. On February 14, 2020, as part of the American Freight Acquisition, we, through direct and indirect subsidiaries, entered into a $675.0 million credit facility, which included a $575.0 million senior secured term loan (the “FGNH Term Loan”) and a $100.0 million senior secured asset based term loan (the “FGNH ABL Term Loan”), to finance the transaction and repay the existing Sears Outlets and Buddy’s term loans for an amount of $106.7 million and $101.6 million including accrued interest, respectively. The FGNH Term Loan will mature on February 24, 2025 and the FGNH ABL Term Loan will mature on September 30, 2020. We are required to repay the FGNH Term Loan in equal quarterly installments of $6.25 million on the last day of each fiscal quarter, commencing on June 30, 2020.
Vitamin Shoppe Term Loan. On December 16, 2019 as part of the Vitamin Shoppe Acquisition, we, through direct and indirect subsidiaries, entered into a Loan and Security Agreement (the “Vitamin Shoppe Term Loan Agreement”) that provides for a $70.0 million senior secured term loan (the "Vitamin Shoppe Term Loan") which matures on December 16, 2022. Our obligations under the Vitamin Shoppe Term Loan are secured by substantially all of the assets of our Vitamin Shoppe segment. We are required to repay the term loan in equal quarterly installments of $4.3 million on the last day of each fiscal quarter, commencing on March 28, 2020. The Vitamin Shoppe Term Loan Agreement includes customary affirmative, negative, and financial covenants binding on us and our subsidiaries, including delivery of financial statements, borrowing base certificates and other reports.

On May 22, 2020, the Vitamin Shoppe Term Loan was amended to among other things, (i) permit the assignment of $5.3 million of the outstanding term loan to the Company (the “Term Loan Assignment”), subject to certain conditions and certain limitations on the Company’s rights as a lender, (ii) modify the minimum consolidated EBITDA covenant, (iii) limit the quarterly dividend payment by the Company that would otherwise have been permitted in the second fiscal quarter of 2020 (by reference to certain financial calculations from the first fiscal quarter of 2020) (the “Dividend Waiver”) and (iv) permit the Company to use an anticipated tax refund to prepay $12.5 million of the term loan upon receipt of such tax refund, along with a 2% prepayment fee, plus (x) if the tax refund prepayment is not made by July 31, 2020, the Company will be required to pay a fee of 0.5% of the outstanding term loan (other than the portion of the term loan held by Parent) and (y) if the tax refund prepayment is not made by September 25, 2020, the Company will be required to pay additional amortization of $3.1 million for each fiscal quarter (beginning with the fiscal quarter ending on September 26, 2020) until the tax refund prepayment is made (which additional quarterly amortization may be deducted from the required tax refund prepayment).

Vitamin Shoppe ABL Revolver. On December 16, 2019, we, through direct and indirect subsidiaries, entered into a Second Amended and Restated Loan and Security Agreement (the “ Vitamin Shoppe ABL Agreement”) providing for a senior secured revolving loan facility (the “Vitamin Shoppe ABL Revolver”) with commitments available to us of the lesser of (i) $100.0 million and (ii) a specified borrowing base based on our eligible credit card receivables, accounts and inventory, less certain reserves, and as to each of clauses (i) and (ii), less a $10.0 million availability block. The Vitamin Shoppe ABL Revolver will mature on December 16, 2022. We borrowed $70.0 million on December 16, 2019, the proceeds of which were used to consummate the Vitamin Shoppe Acquisition. Subject to the Intercreditor Agreement, we are required to repay borrowings under the Vitamin Shoppe ABL Revolver with the net cash proceeds of certain customary events (subject to certain customary reinvestment rights). Further, if the outstanding principal amount of the borrowings under the Vitamin Shoppe ABL Revolver at any time exceeds the lesser of $100.0 million and the borrowing base, less, in each case, a $10.0 million availability block, we must prepay any such excess. In addition, the Vitamin Shoppe ABL Agreement includes customary affirmative and negative covenants binding on us and our subsidiaries, including delivery of financial statements, borrowing base certificates and other reports.

On May 22, 2020, the Vitamin Shoppe ABL Revolver was amended to permit the Term Loan Assignment and provide for the Dividend Waiver.

Liberty Tax Credit Agreement. On May 16, 2019, we entered into a new credit agreement (the "Liberty Tax Credit Agreement") which provides for a $135.0 million senior revolving credit facility (the "Revolving Credit Facility"), a $10.0 million sub-facility for the issuance of letters of credit, and a $20.0 million swingline loan sub-facility. On October 2, 2019, we amended the Liberty Tax Credit Agreement dated May 16, 2019 to extend the maturity date to October 2, 2022, from the original maturity date of May 31, 2020 and decrease the aggregate amount of commitments from $135.0 million to $125.0 million as of October 2, 2019. The Liberty Tax Credit Agreement includes customary affirmative, negative, and financial covenants, including delivery of financial statements and other reports and maintenance of existence. On February 14, 2020, we amended certain provisions of the Liberty Tax Credit Agreement to provide for the gradual reduction of the commitments under the Liberty Tax Credit Agreement and termination of the facility on April 30, 2020.

For more information on the long-term obligations, refer to "Note 6 - Long-Term Obligations”, to the Consolidated Financial Statements in Item 1.

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

Franchisee lending and potential exposure to credit loss. A portion of our cash flow during the year is utilized to provide funding to our franchisees. At March 28, 2020, our total balance of loans to franchisees for working capital and equipment loans, representing cash we had advanced to the franchisees, was $4.6 million. In addition, at that date, our franchisees and ADs together owed us an additional $58.3 million, net of unrecognized revenue of $4.1 million, representing unpaid royalties, the unpaid purchase price for franchise territories and other amounts.

Our Liberty Tax segment franchise agreements allow us to obtain repayment of amounts due to us from our franchisees through an electronic fee intercept program before our franchisees receive the net proceeds from tax preparation and other fees they have charged to their customers on tax returns associated with tax settlement products. Therefore, we are able to minimize the nonpayment risk associated with amounts outstanding from franchisees by obtaining direct electronic payment in the ordinary course throughout the tax season. The unpaid amounts owed to us from our franchisees and ADs are collateralized by the underlying franchise or area and, when the franchise or area owner is an entity, are generally guaranteed by the owners of the respective entity. Accordingly, to the extent a franchisee or AD does not satisfy its payment obligations to us, we may repossess the underlying franchise or area in order to resell it in the future. At March 28, 2020, we had an investment in impaired accounts and notes receivable and related interest receivable of approximately $15.9 million. We consider accounts and notes receivable to be impaired if the amounts due exceed the fair value of the underlying franchise and estimate an allowance for doubtful accounts based on that excess. Amounts due include the recorded value of the accounts and notes receivable reduced by the allowance for uncollected interest, amounts due to ADs for their portion of franchisee receivables, any related unrecognized revenue and amounts owed to the franchisee or AD by us. In establishing the fair value of the underlying franchise, we consider net fees of open territories and the number of unopened territories. At March 28, 2020, our allowance for doubtful accounts for impaired accounts and notes receivable was $5.8 million.

Tax Receivable Agreement. We may be required to make TRA payments to the Buddy’s Members. Under the terms of the TRA, we will pay the Buddy's Members 40% of the cash savings, if any, in federal, state and local taxes that we realize or are deemed to realize as a result of any increases in tax basis of the assets of New Holdco resulting from future redemptions or exchanges of New Holdco units held by the Buddy's Members. Any future obligations and the timing of such payments under the TRA, however, are subject to several factors, including (i) the timing of subsequent exchanges of New Holdco units by the Buddy’s Members, (ii) the price of our common stock at the time of exchange, (iii) the extent to which such exchanges are taxable, (iv) the ability to generate sufficient future taxable income over the term of the TRA to realize the tax benefits and (v) any future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we would not be required to make the related TRA payments. As a result of these uncertainties, we cannot estimate the amount of total potential TRA payments. Although the amount of the TRA payments would reduce the total cash flow to us and New Holdco, we expect the cash tax savings we will realize from the utilization of the related tax benefits would be sufficient to fund the required payments. As of March 28, 2020, we have TRA payments due to the Buddy's Members of $7.4 million.

Dividends. On March 12, 2020, our Board of Directors declared a quarterly dividend to stockholders of $0.25 per share. The cash dividend was paid on April 27, 2020 to holders of record of our common stock on the close of business on April 10, 2020. However, we may not continue to pay cash dividends in the future. The payment of dividends is at the discretion of our Board of Directors and depends, among other things, on our earnings, capital requirements, and financial condition. Our ability to pay dividends is also subject to compliance with financial covenants that are contained in our credit facility and may be restricted by any future indebtedness that we incur or issuances of Preferred Stock. In addition, applicable law requires our Board of Directors to determine that we have adequate surplus prior to the declaration of dividends. We cannot provide an assurance that we will pay dividends at any specific level or at all.

Future cash needs and capital requirements

Operating and financing cash flow needs. Following transactions completed subsequent to March 28, 2020, our primary cash needs will include the payment of scheduled debt and interest payments, capital expenditures and normal operating activities. We believe that the revolving credit facilities along with cash from operating activities, will be sufficient to support our cash flow needs for at least the next twelve months.

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

Compliance with debt covenants. Our revolving credit and long-term debt agreements impose restrictive covenants on us, including requirements to meet certain ratios. As of March 28, 2020, we were in compliance with all covenants under these agreements.

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

We also enter into forward contracts to eliminate exposure related to foreign currency fluctuations in connection with the short-term advances we make to our Canadian subsidiary in order to fund personal income tax refund discounting for our Canadian operations. At March 28, 2020, the value of our forward contracts outstanding were $1.4 million.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 28, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 28, 2020, the Company’s disclosure controls and procedures were not effective due to material weaknesses in the Company's internal controls over financial reporting as described below.

On February 14, 2020, the Company acquired American Freight. As permitted by SEC guidance for newly acquired businesses, the Company excluded the operations of American Freight, Buddy's, Sears Outlet and Vitamin Shoppe from the scope of our Sarbanes-Oxley Section 404 report on internal control over financial reporting. The Company is in the process of implementing its internal control structure over the acquired business's operations and expect that this effort will be completed during fiscal 2020.

The Company concluded that, notwithstanding the material weaknesses in the Company's internal controls over financial reporting, the consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

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

Other than as described under “Remediation Efforts to Address Material Weaknesses” and the controls that the Company is implementing in connection with the Buddy’s Acquisition, there were no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation Efforts to Address Material Weaknesses

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

The Company has engaged an outside firm to assist in remediating the information technology general controls related to user access, change control, and monitoring controls around key IT systems. The Company believes this effort along with improving policies and procedures regarding the granting and review of access to IT systems to ensure access is limited to functions required for roles and responsibilities thereby reducing separation of duties conflicts will remediate the material weaknesses.

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
ITEM 1A
RISK FACTORS

There are no additional risk factors that should be considered in addition to the risk factors described in Part I, Item 1A, in its Transition Report on Form 10-K/T for the transition period ended December 28, 2019.

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities of the Company which were not previously reported in a Current Report on Form 8-K for the period covered by this Quarterly Report on Form 10-Q.

SHARE REPURCHASES

Our Board of Directors has authorized up to $10.0 million for share repurchases. This authorization has no specific expiration date and cash proceeds from stock option exercises increase the amount of the authorization. In addition, the Board of Directors authorized an AD repurchase program, which reduces the amount of the share repurchase authorization on a dollar-for-dollar basis. Shares repurchased from option exercises and RSUs vesting that are net-share settled by us and shares repurchased in privately negotiated transactions are not considered share repurchases under this authorization. As part of the AD repurchase program, the Company expended $3.2 million during the first quarter of fiscal 2020.

ITEM 3
DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4
MINE SAFETY DISCLOSURES

None.
ITEM 5
OTHER INFORMATION
None

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
X

2.3
Equity and Asset Purchase Agreement, dated as of August 27, 2019, by and between Sears Hometown Outlet Stores, Inc., Franchise Group Newco S, LLC and solely for purposes of Section 10.17 thereto, Liberty Tax, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K, File No. 001-35588 filed August 28, 2019).
X

2.4
Asset Purchase Agreement, dated as of December 16, 2019, by and among Franchise Group Newco R, LLC, the sellers listed on Schedule I thereto, and Revolution Financial, Inc. as the representative of the sellers (incorporated by reference to Exhibit 2.1 to Form 8-K, File No. 001-35588 filed on December 17, 2019).
X

2.4.1
Amendment No. 1, dated as of March 12, 2020, to Asset Purchase Agreement, dated as of December 16, 2019, by and among Franchise Group Newco R, LLC, the sellers listed on Schedule I thereto, and Revolution Financial, Inc. as the representative of the sellers (incorporated by reference to Exhibit 2.1 to Form 8-K, File No. 001-35588 filed on March 12, 2020).
X

2.4.2
Mutual Termination Agreement, dated as of March 31, 2020, by and among Franchise Group Newco R, LLC, the sellers listed on Schedule I thereto, and Revolution Financial, Inc. as the representative of the sellers (incorporated by reference to Exhibit 2.1 to Form 8-K, File No. 001-35588 filed on April 3, 2020)
X

2.5
Agreement and Plan of Merger, dated as of December 28, 2019, by and among Franchise Group Newco Intermediate AF, LLC, American Freight Group, Inc., Franchise Group Merger Sub AF, Inc., and The Jordan Company, L.P., solely in its capacity as representative (incorporated by reference to Exhibit 2.1 to Form 8-K, File No. 001-35588 filed on December 30, 2019).
X

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
X

10.2	Forms of Subscription Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on February 12, 2020).	X

10.3
Credit Agreement, dated as of February 14, 2020, by and among Franchise Group New Holdco, LLC, Franchise Group Intermediate Holdco, LLC, each of its subsidiaries named therein, the lenders named therein, GACP Finance Co., LLC, as administrative agent, and Kayne Solutions Fund, L.P., as collateral agent (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on February 18, 2020).
X

10.4
Security Agreement, dated as of February 14, 2020, by and among Franchise Group New Holdco, LLC, Franchise Group Intermediate Holdco, LLC, each of its subsidiaries named therein and Kayne Solutions Fund, L.P., as collateral agent (incorporated by reference to Exhibit 10.2 to Form 8-K, File No. 001-35588 filed on February 18, 2020).
X

10.5
ABL Credit Agreement, dated as of February 14, 2020, by and among Franchise Group New Holdco, LLC, Franchise Group Intermediate Holdco, LLC, each of its subsidiaries named therein, the lenders named therein, and GACP Finance Co., LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to Form 8-K, File No. 001-35588 filed on February 18, 2020).
X

10.6
Security Agreement, dated as of February 14, 2020, by and among by and among Franchise Group New Holdco, LLC, Franchise Group Intermediate Holdco, LLC, each of its subsidiaries named therein and GACP Finance Co., LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.4 to Form 8-K, File No. 001-35588 filed on February 18, 2020).
X

10.7
Sixth Amendment to Credit Agreement, dated as of February 14, 2020, by and among Franchise Group Intermediate L 2, LLC, the other Loan Parties thereto, the Lenders party thereto and CIBC Bank USA, as Administrative Agent (incorporated by reference to Exhibit 10.5 to Form 8-K, File No. 001-35588 filed on February 18, 2020).
X

10.8
Second Amended and Restated Limited Liability Company Agreement of Franchise Group New Holdco, LLC dated as of April 1, 2020, between Franchise Group New Holdco, Inc., as the company, and Franchise Group, Inc. (incorporated by reference to Exhibit 10.18.2 to Form 10-K/T, File No. 001-35588 filed April 24, 2020).
X

10.9
Limited Waiver, Joinder and Amendment Number Two to Credit Agreement, dated as of May 1, 2020, by and among Franchise Group New Holdco, LLC, Franchise Group Intermediate Holdco, LLC, each of its subsidiaries named therein, the lenders named therein, GACP Finance Co., LLC, as administrative agent, and Kayne Solutions Fund, L.P., as collateral agent (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed May 7, 2020).
X

10.10
Joinder and Amendment Number Three to ABL Credit Agreement, dated as of May 1, 2020, by and among Franchise Group New Holdco, LLC, Franchise Group Intermediate Holdco, LLC, each of its subsidiaries named therein, the lenders named therein, and GACP Finance Co., LLC, as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.2 to Form 8-K, File No. 001-35588 filed May 7, 2020).
X

10.11
Amendment Number One to Loan and Security Agreement, dated as of May 22, 2020, by and among Vitamin Shoppe Industries LLC and each of its subsidiaries named therein, as borrowers, Valor Acquisition, LLC, as a guarantor, the lenders named therein and GACP Finance Co., LLC, as agent (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed May 29, 2020).
X

10.12
Amendment Number One to Second Amended and Restated Loan and Security Agreement, dated as of May 22, 2020, by and among Vitamin Shoppe Industries LLC and each of its subsidiaries named therein, as borrowers, Valor Acquisition, LLC, as a guarantor, and JPMorgan Chase Bank, N.A., as agent and a lender (incorporated by reference to Exhibit 10.2 to Form 8-K, File No. 001-35588 filed May 29, 2020).
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

FRANCHISE GROUP, INC. (Registrant)

June 18, 2020	By:	/s/ Brian R. Kahn
Brian R. Kahn Chief Executive Officer and Director (Principal Executive Officer)

June 18, 2020	By:	/s/ Eric F. Seeton
Eric F. Seeton Chief Financial Officer (Principal Financial and Accounting Officer)