Form 10-Q/A
period 2020-06-19
Franchise Group, Inc.
filed 2020-06-19
CIK 1528930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE
The sole purpose of this Amendment No. 1 (“Amendment”) to the Quarterly Report on Form 10-Q of Franchise Group, Inc. (the “Company”) for the quarter ended March 28, 2020, that was filed with the U.S. Securities and Exchange Commission (the “Commission”) on June 18, 2020 (the “Original Form 10-Q”) is to add this Explanatory Note disclosing that, as previously disclosed in the Company’s Current Report on Form 8-K, as filed with the Commission on May 5, 2020 (the “Form 8-K”), and in accordance with the Commission’s Orders under Section 36 of the Securities Exchange Act of 1934, as amended (Release Nos. 34-88318 and 34-88465) (the “Orders”), the Company (i) relied upon the relief provided by the Orders in connection with the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2020 (“Form 10-Q”) and (ii) was unable to file the Form 10-Q on its customary schedule because the Company’s operations and business experienced disruptions due to the unprecedented conditions surrounding the COVID-19 pandemic. In particular, COVID-19 and related state-issued stay-at-home orders caused the temporary closures of the Company’s corporate and business segment headquarters. The Company curtailed its normal operations practices pursuant to state orders, public health orders and guidelines issued by local authorities which has resulted in travel restrictions and most of the Company’s staff working remotely.  This, in turn, delayed the Company’s ability to prepare the Form 10-Q.  As indicated above, the Company filed the Original Form 10-Q on June 18, 2020, which was within the permissible extended filing deadline pursuant to the Orders.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment also contains new certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K promulgated by the SEC under the Exchange Act, paragraphs 3, 4 and 5 of the Section 302 certifications have been omitted. In addition, because no financial statements are included in this Amendment, new certifications of the Company’s principal executive officers and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required to be included with this Amendment.

Except as described above, this Amendment does not amend, modify or update the information in, or exhibits to, the Original Form 10-Q. Furthermore, this Amendment does not change any previously reported financial results nor does it reflect events occurring after the filing of the Original Form 10-Q. This Amendment should be read in conjunction with the Original Form 10-Q.

PART II. OTHER INFORMATION

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

FRANCHISE GROUP, INC. (Registrant)

June 19, 2020	By:	/s/ Brian R. Kahn
Brian R. Kahn Chief Executive Officer and Director (Principal Executive Officer)

June 19, 2020	By:	/s/ Eric F. Seeton
Eric F. Seeton Chief Financial Officer (Principal Financial and Accounting Officer)

3