Form 10-Q
period 2020-06-27
Franchise Group, Inc.
filed 2020-08-05
CIK 1528930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 27, 2020

OR

 ☐        Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission File Number 001-35588

Franchise Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-3561876
(State of incorporation)	(IRS employer identification no.)

2387 Liberty Way
Virginia Beach, Virginia 23456
(Address of principal executive offices)
(757) 493-8855
(Registrant's telephone number, including area code)

1716 Corporate Landing Parkway, Virginia Beach, Virginia 23454
Former name, former address and former fiscal year, if changed since last report

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the registrant's common stock, par value $0.01 value per share, as of August 3, 2020 was 40,029,599 shares.

FRANCHISE GROUP, INC. AND SUBSIDIARIES

Form 10-Q for the Quarterly Period Ended June 27, 2020

PART I. FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS (UNAUDITED)

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands, except share count and per share data)	June 27, 2020	December 28, 2019
Assets	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$105,473	$39,581
Current receivables, net	111,857	79,693
Inventories, net	315,078	300,312
Other current assets	24,298	20,267
Total current assets	556,706	439,853
Property, equipment, and software, net	152,520	150,147
Non-current receivables, net	15,105	18,638
Goodwill	468,088	134,301
Intangible assets, net	145,887	77,590
Operating lease right-of-use assets	529,891	462,610
Other non-current assets	15,434	15,406
Total assets	$1,883,631	$1,298,545
Liabilities and Stockholders' Equity
Current liabilities:
Current installments of long-term obligations	$203,490	$218,384
Current operating lease liabilities	130,307	107,680
Accounts payable and accrued expenses	222,461	158,995
Other current liabilities	38,008	16,409
Total current liabilities	594,266	501,468
Long-term obligations, excluding current installments	537,148	245,236
Non-current operating lease liabilities	426,255	394,307
Other non-current liabilities	35,253	5,773
Total liabilities	1,592,922	1,146,784

Stockholders' equity:
Common stock, $0.01 par value per share, 180,000,000 and 180,000,000 shares authorized, 35,185,710 and 18,250,225 shares issued and outstanding at June 27, 2020 and December 28, 2019, respectively	352	183
Preferred stock, $0.01 par value per share, 20,000,000 and 20,000,000 shares authorized, 0 and 1,886,667 shares issued and outstanding at June 27, 2020 and December 28, 2019, respectively	—	19
Additional paid-in capital	249,525	108,339
Accumulated other comprehensive loss, net of taxes	(2,103)	(1,538)
Retained earnings	42,935	18,388
Total equity attributable to Franchise Group, Inc.	290,709	125,391
Non-controlling interest	—	26,370
Total equity	290,709	151,761
Total liabilities and equity	$1,883,631	$1,298,545

See accompanying notes to condensed consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except share count and per share data)	June 27, 2020	June 30, 2019	June 27, 2020	June 30, 2019
Revenues:
Product	$466,709	$—	$940,214	$—
Service and other	28,742	23,820	131,383	119,658
Rental	17,176	—	33,596	—
Total revenues	512,627	23,820	1,105,193	119,658
Operating expenses:
Cost of revenue:
Product	277,582	—	565,400	—
Service and other	701	—	1,456	—
Rental	5,508	—	11,450	—
Total cost of revenue	283,791	—	578,306	—
Selling, general, and administrative expenses	217,264	29,482	469,476	70,447
Total operating expenses	501,055	29,482	1,047,782	70,447
Income (loss) from operations	11,572	(5,662)	57,411	49,211
Other expense:
Other	(6)	(106)	(4,064)	(99)
Interest expense, net	(31,626)	(415)	(57,378)	(1,470)
Income (loss) before income taxes	(20,060)	(6,183)	(4,031)	47,642
Income tax expense (benefit)	1,882	(928)	(43,987)	14,706
Net income (loss)	(21,942)	(5,255)	39,956	32,936
Less: Net (income) loss attributable to non-controlling interest	269	—	(2,090)	—
Net income (loss) attributable to Franchise Group, Inc.	$(21,673)	$(5,255)	$37,866	$32,936

Net income (loss) per share of common stock:
Basic	$(0.62)	$(0.37)	$1.30	$2.34
Diluted	(0.62)	(0.37)	1.29	2.33

Weighted-average shares outstanding:
Basic	34,972,364	14,062,766	29,173,172	14,059,279
Diluted	34,972,364	14,062,766	29,335,633	14,124,104

See accompanying notes to condensed consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	June 27, 2020	June 30, 2019	June 27, 2020	June 30, 2019
Net income (loss)	$(21,942)	$(5,255)	$39,956	$32,936
Other comprehensive income (loss)
Unrealized loss on interest rate swap agreement, net of taxes of $(3), $(13), $(31) and $(21), respectively	(7)	(34)	(80)	(55)
Foreign currency translation adjustment	381	113	(491)	341
Forward contracts related to foreign currency exchange rates	4	18	6	—
Other comprehensive income (loss)	378	97	(565)	286
Comprehensive income (loss)	(21,564)	(5,158)	39,391	33,222
Less: comprehensive (income) loss attributable to non-controlling interest	269	—	(1,915)	—
Comprehensive income (loss) attributable to Franchise Group, Inc.	$(21,295)	$(5,158)	$37,476	$33,222

 See accompanying notes to condensed consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Three Months Ended June 27, 2020
(In thousands)	Common stock shares	Common stock	Preferred stock shares	Preferred stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Total Franchise Group equity	Non-controlling interest	Total equity
Balance at March 29, 2020	29,653	$297	1,099	$11	$237,354	$(2,306)	$73,652	$309,008	$20,013	$329,021
Changes and distributions of non-controlling interest in New Holdco	—	—	—	—	19,919	(175)	—	19,744	(19,744)	—
Net loss	—	—	—	—	—	—	(21,673)	(21,673)	(269)	(21,942)
Total other comprehensive income	—	—	—	—	—	378	—	378	—	378
Exercise of stock options	23	—	—	—	186	—	—	186	—	186
Stock-based compensation expense, net	15	—	—	—	1,817	—	—	1,817	—	1,817
Conversion of preferred to common stock	5,496	55	(1,099)	(11)	(9,751)	—	—	(9,707)	—	(9,707)
Dividend declared ($0.25 per share)	—	—	—	—	—	—	(9,044)	(9,044)	—	(9,044)
Balance at June 27, 2020	35,187	$352	—	$—	$249,525	$(2,103)	$42,935	$290,709	$—	$290,709

	Six Months Ended June 27, 2020
(In thousands)	Common stock shares	Common stock	Preferred stock shares	Preferred stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Total Franchise Group equity	Non-controlling interest	Total equity
Balance at December 29, 2019	18,250	$183	1,887	$19	$108,339	$(1,538)	$18,388	$125,391	$26,370	$151,761
Changes and distributions of non-controlling interest in New Holdco	—	—	—	—	23,744	(175)	—	23,569	(25,927)	(2,358)
Net income	—	—	—	—	—	—	37,866	37,866	2,090	39,956
Total other comprehensive loss	—	—	—	—	—	(390)	—	(390)	(175)	(565)
Exercise of stock options	23	—	—	—	186	—	—	186	—	186
Stock-based compensation expense, net	18	—	—	—	4,265	—	—	4,265	—	4,265
Issuance of common stock	7,462	75	—	—	123,019	—	—	123,094	—	123,094
Conversion of preferred to common stock	9,434	94	(1,887)	(19)	(10,028)	—	—	(9,953)	—	(9,953)
Dividend declared ($0.25 per share)	—	—	—	—	—	—	(15,677)	(15,677)	—	(15,677)
Adjustment	—	—	—	—	—	—	2,358	2,358	(2,358)	—
Balance at June 27, 2020	35,187	$352	—	$—	$249,525	$(2,103)	$42,935	$290,709	$—	$290,709

See accompanying notes to condensed consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Three Months Ended June 30, 2019
(In thousands)	Common stock shares	Common stock	Preferred stock shares	Preferred stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Total Franchise Group equity	Non-controlling interest	Total equity
Balance at April 1, 2019	14,058	$141	—	$—	$12,632	$(1,830)	$90,224	$101,167	$—	$101,167
Cumulative effect of adopted accounting standards, net	—	—	—	—	—	—	322	322		322
Net loss	—	—	—	—	—	—	(5,255)	(5,255)	—	(5,255)
Total other comprehensive income	—	—	—	—	—	97	—	97	—	97
Cancellation of common stock	(9)	—	—	—	(88)	—	—	(88)		(88)
Stock-based compensation, net	51	—	—	—	639	—	—	639	—	639
Balance at June 30, 2019	14,100	$141	—	$—	$13,183	$(1,733)	$85,291	$96,882	$—	$96,882

	Six Months Ended June 30, 2019
(In thousands)	Common stock shares	Common stock	Preferred stock shares	Preferred stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Total Franchise Group equity	Non-controlling interest	Total equity
Balance at January 1, 2019	14,044	$140	—	$—	$12,091	$(2,019)	$52,029	$62,241	$—	$62,241
Cumulative effect of adopted accounting standards, net	—	—	—	—	—	—	322	322	—	322
Net income	—	—	—	—	—	—	32,936	32,936	—	32,936
Total other comprehensive income	—	—	—	—	—	286	—	286	—	286
Cancellation of common stock	(9)	—	—	—	(88)	—	—	(88)	—	(88)
Exercise of stock options	14	—	—	—	153	—	—	153	—	153
Stock-based compensation, net	51	1	—	—	1,027	—	—	1,028	—	1,028
RSU dividend accrual	—	—	—	—	—	—	4	4	—	4
Balance at June 30, 2019	14,100	$141	—	$—	$13,183	$(1,733)	$85,291	$96,882	$—	$96,882

See accompanying notes to condensed consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
(In thousands)	June 27, 2020	June 30, 2019
Operating Activities
Net income	$39,956	$32,936
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	3,403	4,770
Depreciation, amortization and impairment charges	33,792	7,772
Amortization of deferred financing costs	21,554	358
Loss (gain) on disposal of fixed assets	(166)	270
Stock-based compensation expense - equity awards	4,339	1,047
Loss (gain) on bargain purchases and sales of Company-owned offices	(1,258)	424
Equity in loss of affiliate	15	1
Deferred tax expense	7,739	742
Change in
Accounts, notes, and interest receivable	(1,784)	1,380
Income taxes receivable	(53,156)	13,341
Other assets	1,015	1,870
Accounts payable and accrued expenses	134	222
Inventory	84,434	—
Deferred revenue	8,938	(1,538)
Net cash provided by operating activities	148,955	63,595
Investing Activities
Issuance of operating loans to franchisees and ADs	(28,876)	(44,346)
Payments received on operating loans to franchisees and ADs	49,612	66,204
Purchases of Company-owned offices, AD rights, and acquired customer lists	(2,299)	(404)
Proceeds from sale of Company-owned offices and AD rights	989	22
Acquisition of business, net of cash acquired	(353,423)	—
Purchases of property, equipment, and software	(16,212)	(647)
Net cash provided by (used in) in investing activities	(350,209)	20,829
Financing Activities
Proceeds from the exercise of stock options	187	153
Dividends paid	(10,406)	—
Non-controlling interest distribution	(4,716)	—
Repayment of other long-term obligations	(410,798)	(16,178)
Borrowings under revolving credit facility	142,000	93,874
Repayments under revolving credit facility	(112,760)	(161,128)
Issuance of common stock	92,082	—
Payment for debt issue costs	(14,604)	(2,260)
Issuance of debt	586,000	—
Cash paid for taxes on exercises/vesting of stock-based compensation	(73)	(21)
Net cash provided by (used in) financing activities	266,912	(85,560)
Effect of exchange rate changes on cash, net	(234)	131
Net increase (decrease) in cash equivalents and restricted cash	65,424	(1,005)
Cash, cash equivalents and restricted cash at beginning of period	45,146	3,981
Cash, cash equivalents and restricted cash at end of period	$110,570	$2,976
Supplemental Cash Flow Disclosure
Cash paid for taxes, net of refunds	$493	$70
Cash paid for interest	$26,857	$993
Accrued capital expenditures	$2,608	$—
Deferred financing costs from issuance of common stock	$31,013	$—
Tax receivable agreement included in other long-term liabilities	$17,156	$—

See accompanying notes to condensed consolidated financial statements.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

(In thousands)	June 27, 2020	June 30, 2019
Cash and cash equivalents	$105,473	$2,976
Restricted cash included in other non-current assets	5,097	—
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$110,570	$2,976

Amounts included in other non-current assets represent those required to be set aside by a contractual agreement with an insurer for the payment of specific workers’ compensation claims.

FRANCHISE GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 27, 2020 and June 30, 2019

(1) Organization and Significant Accounting Policies

Description of Business

Franchise Group, Inc. (the "Company"), a Delaware corporation, is a franchisor, operator and acquirer of franchised and franchisable businesses that it believes it can scale using its operating expertise. On July 10, 2019, the Company formed Franchise Group New Holdco, LLC (“New Holdco”), which completed the acquisition of Buddy's Newco, LLC ("Buddy's"). On October 23, 2019, the Company completed the acquisition of the Sears Outlet ("Sears Outlet") business from Sears Hometown and Outlet Stores, Inc. (subsequently rebranded as American Freight Outlet). On December 16, 2019, the Company completed its acquisition of The Vitamin Shoppe, Inc. ("Vitamin Shoppe"). On February 14, 2020, the Company completed its acquisition of the American Freight Group, Inc. ("American Freight") as described in “Note 2. Acquisitions”. New Holdco holds all of the Company’s operating subsidiaries.

Segment Information

The Company currently operates in four reportable segments: Liberty Tax, Buddy’s, Vitamin Shoppe and American Freight. Sears Outlet, which was rebranded as American Freight Outlet following the acquisition of American Freight, is included in the American Freight segment. The Liberty Tax segment provides income tax services in the United States of America (the "U.S.") and Canada. The Buddy's segment is a specialty retailer engaged in the business of leasing and selling consumer electronics, residential furniture, appliances and household accessories. The Vitamin Shoppe segment is an omni-channel specialty retailer and wellness lifestyle company with the mission of providing customers with the most trusted products, guidance and services to help them become their best selves. The Vitamin Shoppe segment offers a comprehensive assortment of nutritional solutions, including vitamins, minerals, specialty supplements, herbs, sports nutrition, homeopathic remedies, green living products, and natural beauty aids through proprietary brands. The American Freight segment operates under the American Freight and American Freight Outlet banners. American Freight is a retail chain offering brand-name furniture, mattresses, appliances and home accessories at discount prices. American Freight Outlet provides in-store and online access to purchase new, one-of-a-kind, out-of-box, discontinued, obsolete, used, reconditioned, overstocked and scratched and dented products, collectively "outlet-value products" across a broad assortment of merchandise categories, including home appliances, mattresses and furniture at value-oriented prices.

Principles of Consolidation

The Company consolidates any entities in which it has a controlling interest, the usual condition of which is ownership of a majority voting interest. Prior to April 1, 2020, the Company was the sole managing member of New Holdco and possessed ownership of more than 50 percent of the outstanding voting units. As a result, the Company consolidated the financial results of New Holdco and reported a non-controlling interest that represented the interests of the New Holdco units not held by the Company. As of April 1, 2020, the Company redeemed all outstanding New Holdco units for shares of common stock of the Company and now has an 100% interest in New Holdco.

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

Basis of Presentation

Revenues have been classified into product, service and other and rental revenues as further discussed in "Note 5. Revenue." Costs of sales for product includes the cost of merchandise, transportation and warehousing costs. Service and other costs of sales include the direct costs of warranties. Rental cost of sales represents the amortization of inventory costs over the leased term. Other operating expenses, including employee costs, depreciation and amortization, and advertising expenses have been classified in selling, general and administrative expenses. The Company also includes occupancy costs in selling, general and administrative expenses.

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information.  The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required only in annual financial statements. The Company changed its fiscal year end from April 30 to the Saturday closest to December 31st of each year, resulting in an 8-month transition period from May 1, 2019 to December 28, 2019. The consolidated balance sheet data as of December 28, 2019 was derived from the Company’s Transition Report on Form 10-K/T, filed with the U.S. Securities and Exchange Commission (the "SEC") on April 24, 2020 (the "2019 Transition Report"). The Company has provided unaudited historical financial information that was not previously presented for the three and six months ended June 30, 2019 for comparison purposes.

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

Inventory for the Vitamin Shoppe segment is recorded at the lower of cost or market value using the weighted-average cost method. Inventory includes costs directly incurred in bringing the product to its existing condition and location. In addition, the cost of inventory is reduced by purchase discounts and other allowances received from vendors. A markdown reserve is estimated based on a variety of factors, including, but not limited to, the amount of inventory on hand and its remaining shelf life, current and expected market conditions and product expiration dates. In addition, the Company has established a reserve for estimated inventory shrinkage based on the actual, historical shrinkage of its most recent physical inventories adjusted, if necessary, for current economic conditions and business trends. Physical inventories and cycle counts are taken on a regular basis. These adjustments are estimates, which could vary significantly from actual results if future economic conditions, customer demand or competition differ from management expectations.

Goodwill and Non-amortizing Intangible Assets

Goodwill and non-amortizing intangible assets, including the Buddy's, Vitamin Shoppe and American Freight tradenames, are not amortized, but rather tested for impairment at least annually. In addition, goodwill and non-amortizing intangible assets will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company performs a qualitative and/or quantitative assessment to determine whether it is more likely than not that each reporting unit's fair value is less than its carrying value, including goodwill. If the Company determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, the Company then estimates the fair value. The Company uses a combination of a market multiple method and a discounted cash flow method to estimate the fair value of its reporting units and recognizes goodwill impairment for any excess of the carrying amount of a reporting unit’s goodwill over its estimated fair value. The Company evaluates the Buddy's, Vitamin Shoppe and American Freight tradenames for impairment by comparing its fair value, based on an income approach using the relief-from-royalty method, to its carrying value. If the carrying value of the asset exceeds its estimated fair value, an impairment loss is recognized in an amount equal to that excess. The Company's reporting units are determined in accordance with the provisions of Accounting Standards Codification (“ASC”) 350, “Intangibles - Goodwill and Other (Topic 350).” The Company performs its annual impairment testing of goodwill and non-amortizing intangible assets on the last day of the first month of the Company's third quarter. Refer to “Note 4. Goodwill and Intangible Assets” for additional information on these balances.

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

Revenue Recognition

The following is a description of the principal activities from which the Company generates its revenues. For more detailed information regarding reportable segments, see "Note 13. Segments."

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

•
Service and other revenues: These include royalties and advertising fees from franchisees, fees from the sales of franchises and area developer territories, financial products, interest income from loans to franchisees and ADs, tax preparation services in the Company-owned stores, electronic filing fees, services and extended-service plans and financing programs. Commissions earned on services are presented net of related costs because the Company is acting as an agent in arranging the services for the customer and does not control the services being rendered. The Company recognizes revenue on the commissions on extended-service plans when it transfers control of the related goods to the customer. The Company recognizes franchise fee and AD fee revenue for the sales of individual territories on a straight-line basis over the initial contract term when the obligations of the Company to prepare the franchisee and AD for operation are substantially complete, not to exceed the estimated amount of cash to be received. Royalties and advertising fees are recognized as franchise territories generate sales. Tax return preparation fees and financial products revenue are recognized as revenue in the period in which related tax return is filed for the customer. Discounts for promotional programs are recorded at the time the return is filed and are recorded as reductions to revenues. Interest income on notes receivable is recognized based on the outstanding principal note balance less unrecognized revenue unless it is put on non-accrual status. Interest income on the unrecognized revenue portion of notes receivable is recognized when received. For accounts receivable, interest income is recognized based on the outstanding receivable balance over 30 days old, net of an allowance.

•
Rental revenues: The Company provides merchandise, consisting of consumer electronics, computers, residential furniture, appliances, and household accessories to its customers pursuant to rental-purchase agreements which provide for weekly, semi-monthly or monthly non-refundable rental payments. The average rental term is twelve to eighteen months and the Company maintains ownership of the lease merchandise until all payment obligations are satisfied under sales and lease ownership agreements. Customers have the option to purchase the leased goods at any point in the lease term. Customers can terminate the agreement at the end of any rental term without penalty. Therefore, rental transactions are accounted for as operating leases and rental revenue is recognized over the rental term. Cash received prior to the beginning of the lease term is recorded as deferred revenue. Revenue related to various payment, reinstatement or late fees are recognized when paid by the customer. The Company offers additional product plans along with rental agreements that provide customers with liability protection against significant damage or loss of a product, and club membership benefits, including various discount programs, product services and replacement benefits in the event merchandise is damaged or lost. Customers renew product plans in conjunction with their rental term renewals and can cancel the plans at any time. Revenue for product plans is recognized over the term of the plan.

Leases

The Company's lease portfolio primarily consists of leases for its retail store locations and office space. The Company also leases certain office equipment under finance leases. The finance lease right of use assets are included in Property, equipment and software and the finance lease liabilities are included in current installments of long-term obligations, and long-term obligations. The finance leases are immaterial to the financial statements. The Company subleases some of its real estate and equipment leases. The Company determines if an arrangement is a lease at inception by evaluating whether the arrangement conveys the right to use an identified asset and whether the Company obtains substantially all of the economic benefits from and has the ability to direct the use of the asset. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets; the Company recognizes expense for these leases on a straight-line basis over the lease term. For leases with an initial term in excess of 12 months, lease right-of-use assets and lease liabilities are recognized based on the present value of the future lease payments over the committed lease term at the lease commencement date. The Company’s leases do not provide an implicit rate; therefore, the Company uses its incremental borrowing rate and the information available at the lease commencement date in determining the present value of future lease payments. Most leases include one or more options to renew and the exercise of renewal options is at the Company’s sole discretion. The Company does not include renewal options in its determination of the lease term unless the renewals are deemed to be reasonably certain at lease commencement. Operating lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company uses the long-lived assets impairment guidance in ASC Subtopic 360-10, “Property, Plant, and Equipment - Overall,” to determine whether a right-of-use asset is impaired, and if so, the amount of the impairment loss to recognize.

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

Deferred Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities, which are shown on the condensed consolidated balance sheets, are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has elected to classify interest charged on a tax settlement in interest expense, and accrued penalties, if any, in selling, general, and administrative expenses.

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

(2) Acquisitions

American Freight Acquisition

On February 14, 2020, the Company completed its acquisition of American Freight (the "American Freight Acquisition"). The Company accounted for the transaction as a business combination using the acquisition method of accounting in accordance with ASC 805 - "Business Combinations." The preliminary fair value of the consideration transferred at the acquisition date was $357.3 million. As of June 27, 2020, $9.9 million of acquisition fees had been incurred that are recorded in selling, general and administrative expenses.

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

Lease right-of-use assets and lease liabilities consists of leases for retail store locations, vehicles and office equipment. The lease right of use assets incorporates a favorable adjustment of $11.5 million, net for favorable and unfavorable American Freight leases (as compared to prevailing market rates) which will be amortized over the remaining lease terms.

The property and equipment consists of leasehold improvements of $7.6 million, office furniture, fixtures and equipment of $2.2 million, computer hardware and software of $1.1 million and construction in progress of $0.2 million.

The Vitamin Shoppe

On December 16, 2019, the Company completed the acquisition of Vitamin Shoppe (the "Vitamin Shoppe Acquisition") for an aggregate purchase price of $161.8 million. The Company accounted for the transaction as a business combination using the acquisition method of accounting. In the six months ended June 27, 2020, the preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed were adjusted which resulted in a decrease in goodwill of $5.0 million.

Sears Outlet Acquisition

On October 23, 2019, the Company completed the acquisition of the Sears Outlet business from Sears Hometown and Outlet Stores, Inc. (the "Sears Outlet Acquisition") for an aggregate purchase price of $128.8 million. The Company accounted for the transaction as a business combination using the acquisition method of accounting. In the six months ended June 27, 2020, the preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed were adjusted which resulted in an increase in goodwill of $2.5 million.

Buddy's Acquisition

On July 10, 2019, the Company completed the acquisition of Buddy's for an enterprise value of approximately $122.0 million (the "Buddy's Acquisition"). The Company accounted for the transaction as a business combination using the acquisition method of accounting. In the six months ended June 27, 2020, the preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed were adjusted which resulted in an increase in goodwill of $1.5 million.

Pro forma financial information

The following unaudited consolidated pro forma summary has been prepared by adjusting the Company's historical data to give effect to the American Freight Acquisition, Vitamin Shoppe Acquisition, Sears Outlet Acquisition and Buddy's Acquisition as if they had occurred on May 1, 2018.

	Pro forma (Unaudited)
	Three Months Ended		Six Months Ended
(In thousands)	June 27, 2020	June 30, 2019	June 27, 2020	June 30, 2019
Revenue	$512,627	$539,814	$1,153,824	$1,218,208
Net income	(14,226)	(9,715)	56,921	38,395

The unaudited consolidated pro forma financial information was prepared in accordance with accounting standards and is not necessarily indicative of the results of operations that would have occurred if the American Freight Acquisition, Vitamin Shoppe Acquisition, Sears Outlet Acquisition or Buddy's Acquisition had been completed on the date indicated, nor is it indicative of the future operating results of the Company.

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

(3) Accounts and Notes Receivable

Current and non-current receivables, as of June 27, 2020 and December 28, 2019 are presented in the condensed consolidated balance sheets as follows:

(In thousands)	June 27, 2020	December 28, 2019
Accounts receivable, net	$46,323	$44,333
Notes receivable	16,646	37,994
Interest receivable, net	2,477	3,132
Income tax receivable	56,383	3,356
Allowance for doubtful accounts	(9,972)	(9,122)
Current receivables, net	111,857	79,693
Notes receivable - non-current	15,811	19,501
Allowance for doubtful accounts - non-current	(706)	(863)
Non-current receivables, net	15,105	18,638
Total receivables	$126,962	$98,331

The Company provides select financing to area developers ("ADs") and franchisees for the purchase of franchises, areas and operating loans for working capital and equipment needs. The franchise-related notes generally are payable over five years and the operating loans generally are due within one year. Most notes bear interest at 12%.

Most of the notes receivable are due from the Company's ADs and franchisees and are collateralized by the underlying franchise and when the AD or franchise is an entity, are guaranteed by the owners of the respective entity. The debtors' ability to repay the notes is dependent upon both the performance of the franchisee's industry as a whole and the individual franchise or AD areas.

Analysis of Past Due Receivables

The breakdown of accounts and notes receivable past due at June 27, 2020 was as follows:

(In thousands)	Past due	Current	Interest receivable, net	Total receivables
Accounts receivable	$28,494	$17,829	$—	$46,323
Notes and interest receivable, net (1)	11,133	21,324	2,477	34,934
Total accounts, notes and interest receivable	$39,627	$39,153	$2,477	$81,257

(1) Interest receivable is shown net of an allowance for uncollectible interest of $2.5 million.

Accounts receivable are considered to be past due if unpaid 30 days after billing, and notes receivable are considered past due if unpaid 90 days after the due date. If it is determined the likelihood of collecting substantially all of the notes and accrued interest is not probable, the notes are put on non-accrual status. The Company’s investment in notes receivable on non-accrual status was $11.1 million and $8.5 million at June 27, 2020 and December 28, 2019, respectively. Payments received on notes in non-accrual status are applied to the principal until the note is current and then to interest income. Non-accrual notes that are paid current and expected to remain current are moved back into accrual status during the next annual review.

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

Activity in the allowance for doubtful accounts for the three and six months ended June 27, 2020 and June 30, 2019 was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 27, 2020	June 30, 2019	June 27, 2020	June 30, 2019
Balance at beginning of period	$9,170	$10,581	$9,985	$12,353
Provision for doubtful accounts	1,901	2,715	3,524	4,770
Write-offs and reduction from repurchases of franchises	(449)	(1,480)	(2,750)	(5,335)
Foreign currency adjustment	56	44	(81)	72
Balance at end of period	$10,678	$11,860	$10,678	$11,860

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

(4) Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the six months ended June 27, 2020 and the transition period ended December 28, 2019 were as follows:

(In thousands)	June 27, 2020	December 28, 2019
Balance at beginning of period	$134,301	$6,566
Acquisitions of assets from franchisees and third parties	326	3,658
Buddy's Acquisition	—	75,038
Buddy's Partners Asset Acquisition	—	7,217
A-Team Leasing Acquisition	—	6,287
Sears Outlet Acquisition	—	31,028
American Freight Acquisition	335,472	—
Vitamin Shoppe Acquisition	—	4,951
Disposals and foreign currency changes, net	(1,108)	(444)
Purchase price reallocation	(877)	—
Impairments	(26)	—
Balance at end of period	$468,088	$134,301

Components of intangible assets as of June 27, 2020 and December 28, 2019 were as follows:

	June 27, 2020
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Tradenames (1)	$94,149	$(97)	$94,052
Customer contracts	12,736	(2,011)	10,725
Franchise agreements [and non-compete agreements]	10,609	(1,045)	9,564
Customer lists	4,090	(2,618)	1,472
Reacquired rights	11,377	(2,963)	8,414
AD rights	40,948	(19,288)	21,660
Total intangible assets	$173,909	$(28,022)	$145,887

(1) $70.2 million, $11.1 million and $12.0 million of tradenames were acquired in the American Freight Acquisition, Buddy's Acquisition and Vitamin Shoppe Acquisition, respectively. These tradenames have an indefinite life and they are tested for impairment on an annual basis.

	December 28, 2019
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Tradenames (1)	$23,534	$(72)	$23,462
Customer contracts	12,736	(886)	11,850
Franchise agreements	10,609	(486)	10,123
Customer lists	4,338	(2,559)	1,779
Reacquired rights	11,577	(2,053)	9,524
AD rights	37,263	(16,411)	20,852
Total intangible assets	$100,057	$(22,467)	$77,590

(1) $11.1 million and $12.0 million of tradenames were acquired in the Buddy's Acquisition and Vitamin Shoppe Acquisition, respectively. These tradenames have an indefinite life and they are tested for impairment on an annual basis.

(5) Revenue

For details regarding the principal activities from which the Company generates its revenue, see "Note 1. Organization and Significant Accounting Policies" in this quarterly report. For more detailed information regarding reportable segments, see "Note 13. Segments" in this quarterly report.

The following represents the disaggregated revenue by reportable segments for the three and six months ended June 27, 2020:

	June 27, 2020
	Vitamin Shoppe		American Freight		Liberty Tax		Buddy's
(In thousands)	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Retail sales	$237,735	$513,622	$227,253	$423,353	$—	$—	$1,721	$3,239
Total product revenue	237,735	513,622	227,253	423,353	—	—	1,721	3,239
Franchise fees	—	—	—	—	221	727	13	13
Area developer fees	—	—	—	—	448	1,469	—	—
Royalties and advertising fees	—	—	—	—	6,616	48,065	2,406	4,829
Financial products	—	—	—	—	2,433	29,872	—	—
Interest income	—	—	333	672	943	2,898	—	—
Assisted tax preparation fees, net of discounts	—	—	—	—	2,667	14,917	—	—
Electronic filing fees	—	—	—	—	371	2,400	—	—
Agreement, club and damage waiver fees	—	—	—	—	—	—	3,369	6,689
Warranty revenue	—	—	4,727	8,979	—	—	—	—
Other revenues	—	—	2,114	4,170	1,374	4,344	707	1,339
Total service revenue	—	—	7,174	13,821	15,073	104,692	6,495	12,870
Rental revenue, net	—	—	—	—	—	—	17,176	33,596
Total rental revenue	—	—	—	—	—	—	17,176	33,596
Total revenue	$237,735	$513,622	$234,427	$437,174	$15,073	$104,692	$25,392	$49,705

The following represents the disaggregated revenue by reportable segments for the three and six months ended June 30, 2019:

	June 30, 2019
	Vitamin Shoppe		American Freight		Liberty Tax		Buddy's
(In thousands)	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Retail sales	$—	$—	$—	$—	$—	$—	$—	$—
Total product revenue	—	—	—	—	—	—	—	—
Franchise fees	—	—	—	—	1,151	1,493	—	—
Area developer fees	—	—	—	—	786	1,698	—	—
Royalties and advertising fees	—	—	—	—	11,676	60,897	—	—
Financial products	—	—	—	—	4,025	32,875	—	—
Interest income	—	—	—	—	1,594	4,829	—	—
Assisted tax preparation fees, net of discounts	—	—	—	—	2,814	11,990	—	—
Electronic filing fees	—	—	—	—	567	2,945	—	—
Agreement, club and damage waiver fees	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	1,207	2,931	—	—
Total service revenue	—	—	—	—	23,820	119,658	—	—
Rental revenue, net	—	—	—	—	—	—	—	—
Total rental revenue	—	—	—	—	—	—	—	—
Total revenue	$—	$—	$—	$—	$23,820	$119,658	$—	$—

Contract Balances

The following table provides information about receivables and contract liabilities (deferred revenue) from contracts with customers. Notes receivable are in the current receivables, net and non-current receivables, net lines of the consolidated balance sheets and deferred revenue is in the other current liabilities and other non-current liabilities lines of the consolidated balance sheets.

(In thousands)	June 27, 2020	December 28, 2019
Notes receivable	$32,457	$57,495
Deferred revenue	35,982	10,519

Significant changes in deferred revenue were as follows:

	Three Months Ended	Six Months Ended
(In thousands)	June 27, 2020	June 27, 2020
Deferred revenue at beginning of period	$23,838	$10,519
Revenue recognized during the period	(16,809)	(24,996)
Deferred revenue from acquisitions and purchase price adjustments	1,540	14,159
New deferred revenue during the period	27,413	36,300
Deferred revenue at end of period	$35,982	$35,982

Anticipated Future Recognition of Deferred Revenue

The following table reflects when deferred revenue is expected to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

(In thousands)	Estimate for Fiscal Year
2020 (1)	$32,511
2021	1,463
2022	913
2023	430
2024	169
Thereafter	496
Total	$35,982

(1) Represents deferred revenue expected to be recognized for the remainder of fiscal 2020. The amount does not include deferred revenues recognized for the six months ended June 27, 2020.

(6) Long-Term Obligations

Long-term obligations at June 27, 2020 and December 28, 2019, were as follows:

(In thousands)	June 27, 2020	December 28, 2019
Revolving credit facilities	$158,500	$129,260
Term loan, net of debt issuance costs	577,126	268,660
Convertible senior notes	—	60,439
Amounts due to former ADs, franchisees and third parties	1,882	1,661
Mortgages	1,758	1,825
Finance lease liabilities	1,372	1,775
Total long-term obligations	740,638	463,620
Less current installments	203,490	218,384
Total long-term obligations, excluding current installments, net	$537,148	$245,236

Franchise Group New Holdco Credit Agreement and Term Loan

On February 14, 2020, the Company, through an indirect subsidiary, executed a term loan agreement with GACP Finance Co., LLC for an amount of $575.0 million (the “FGNH Credit Agreement”), which consists of a $375.0 million first out tranche (the “FGNH Tranche A-1 Term Loan”) and a $200.0 million last out tranche (the “FGNH Tranche A-2 Term Loan”). The term loan will mature on February 14, 2025, unless the maturity is accelerated subject to the terms set forth in the term loan agreement.

The FGNH Credit Agreement will, at the option of the Company, bear interest at either (i) a rate per annum based on London Interbank Offered Rate ("LIBOR") for an interest period of one, two, three or six months, plus an interest rate margin of 8.0% for the FGNH Tranche A-1 Term Loan and 12.5% for the FGNH Tranche A-2 Term Loan with a 1.50% LIBOR floor, or (ii) an alternate base rate determined as provided in the FGNH Credit Agreement, plus an interest rate margin of 7.0% for the FGNH Tranche A-1 Term Loan and 11.5% for the FGNH Tranche A-2 Term Loan with a 2.50% alternate base rate floor. Interest is payable in arrears at the end of each fiscal quarter. The Company is required to repay the FGNH Credit Agreement in equal fiscal quarterly installments of $6.25 million on the last day of each fiscal quarter, commencing with the fiscal quarter ending June 27, 2020. Further, the Company is required to prepay the FGNH Credit Agreement with 50% of consolidated excess cash flow on a quarterly basis with the net cash proceeds of certain other customary events. All repayments or prepayments (whether voluntary or mandatory) of the FGNH Credit Agreement, other than the fixed quarterly installments and excess cash flow prepayments are subject to early repayment fees.

The FGNH Credit Agreement includes customary affirmative, negative, and financial covenants binding on the Company and its subsidiaries, including delivery of financial statements and other reports. The negative covenants limit the ability of the Company and its subsidiaries, among other things, to incur debt, incur liens, make investments, sell assets, pay dividends on its capital stock and enter into transactions with affiliates. The financial covenants set forth in the FGNH Credit Agreement include a maximum total leverage ratio (net of certain cash) and a minimum fixed charge coverage ratio, to be tested at the end of each fiscal quarter, in each case with respect to certain subsidiaries of the Company. In addition, the FGNH Credit Agreement includes customary events of default, the occurrence of which may require that the Company pay an additional 2.0% interest.

In addition to financing the American Freight acquisition and its related acquisition costs, a portion of the proceeds from the FGNH Credit Agreement and the FGNH ABL Term Loan (as defined below) were used to repay the Buddy’s and Sears Outlet’s term loan for an outstanding amount of $101.6 million and $106.7 million including accrued interest, respectively. The early repayment of the term loans resulted in additional interest expense of $4.6 million for the write-off of deferred financing costs and $4.0 million for a prepayment penalty. The prepayment penalty is recorded in the Other expense line of the consolidated statements of operations for the six months ended June 27, 2020.

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

Borrowings under the FGNH ABL Term Loan will, at the Company's option, bear interest at either (i) a rate per annum based on LIBOR for an interest period of one, two, three or six months, plus an interest rate margin of 6.50% with a 1.50% LIBOR floor, or (ii) an alternate base rate plus an interest rate margin of 5.50% with a 2.50% alternate base rate floor. Interest is payable in arrears on the first day of each fiscal quarter. If the borrowing base exceeds the outstanding principal amount of the FGNH ABL Term Loan, the Company must prepay the FGNH ABL Term Loan in the amount of any such excess. The Company is also required to prepay the FGNH ABL Term Loan, with the net cash proceeds of certain other customary events. All repayments or prepayments (whether voluntary or mandatory) of the FGNH ABL Term Loan which are made on or after September 30, 2020 are subject to an exit fee of 2.0%.

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

On April 3, 2020, the Company entered into a Limited Waiver and Amendment Number Two to ABL Credit Agreement (the “ABL Second Amendment”) which amends that certain FGNH ABL Credit Agreement dated as of February 14, 2020 by and among the Loan Parties, various lenders from time to time party thereto and the ABL Agent (as amended prior to the ABL Second Amendment, the “Existing ABL Credit Agreement”).

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

B. Riley ABL Commitment

On May 1, 2020, in connection with the American Freight Acquisition and the ABL Credit Agreement, the Company entered into an Amended and Restated ABL Commitment Letter with B. Riley Financial, Inc. ("B. Riley") pursuant to which B. Riley agreed to provide, subject to the terms and conditions set forth therein, a backstop commitment for a $100 million asset-based lending facility. As of June 27, 2020, no amounts had been drawn on this facility.

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

On May 22, 2020, the Company purchased $5.3 million of the Vitamin Shoppe Term Loan from one of the participating lenders, which effectively retired that portion of the term loan.

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

Liberty Tax Credit Agreement

On May 16, 2019, the Company entered into a new credit agreement (the "Liberty Tax Credit Agreement") which provided for a $135.0 million senior revolving credit facility, a $10.0 million sub-facility for the issuance of letters of credit, and a $20.0 million swingline loan sub-facility. On October 2, 2019, the Company amended the Liberty Tax Credit Agreement dated May 16, 2019 to extend the maturity date to October 2, 2022, from the original maturity date of May 31, 2020 and decrease the aggregate amount of commitments from $135.0 million to $125.0 million as of October 2, 2019. The Liberty Tax Credit Agreement included customary affirmative, negative, and financial covenants, including delivery of financial statements and other reports and maintenance of existence. On February 14, 2020, the Company amended certain provisions of the Liberty Tax Credit Agreement to provide for the gradual reduction of the commitments under the Liberty Tax Credit Agreement and terminated the facility on April 30, 2020.

Other Indebtedness

On February 7, 2020, the Company completed the repurchase of $60.4 million in aggregate principal amount of outstanding Convertible Senior Notes for a purchase price of $60.6 million, which included accrued interest.

In December 2016, the Company obtained a mortgage payable to a bank in monthly installments of principal payments plus interest at the one-month LIBOR plus 1.85% through December 2026 with a balloon payment of $0.8 million due at maturity. The mortgage is collateralized by land and buildings.

(7) Income Taxes

The Coronavirus, Aid, Relief, and Economic Security, or CARES Act (the “Act”) was enacted on March 27, 2020. The Act retroactively changed the eligibility of certain assets for expense treatment in the year placed in service, back to 2018, and permitted any net operating loss for the tax years 2018, 2019 and 2020 to be carried back for 5 years. The Company recorded a total income tax benefit of $45.6 million through the second quarter associated with the income tax components contained in the Act. As of June 27, 2020, the Company has completed an initial analysis of the tax effects of the Act but continues to monitor developments by federal and state rule making authorities regarding implementation of the Act. The Company has made reasonable estimates of the effects of the Act and will adjust, if needed, as new laws or guidance becomes available.

For the three months ended June 27, 2020 and June 30, 2019, the Company had an effective tax rate of (9.4)% and 15.0%, respectively. The difference in the tax rate is primarily due an increase in the valuation allowance driven by the redemption of the New Holdco units during the quarter. For the six months ended June 27, 2020, the Company recognized an income tax benefit of $44.0 million, which represented an effective tax rate of 1,091.2%. For the six months ended June 30, 2019, the Company recognized income tax expense of $14.7 million, which represented an effective tax rate of 30.9%. The income tax benefit for the six months ended June 27, 2020, included the impact of the enactment of the Act, as discussed above, which is the primary driver of the difference in effective tax rate.

In addition, the impact of the American Freight Acquisition has been considered for the six months ended June 27, 2020. The Company recorded an additional $11.4 million deferred tax liability to account for cumulative temporary differences resulting from the American Freight Acquisition. These initial amounts recorded in connection with purchase accounting will be adjusted during the measurement periods as the Company gathers information regarding facts and circumstances that existed as of the acquisition date.

The Company has a valuation allowance recorded against its net deferred tax assets of $45.3 million. The Company intends to maintain a valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period in which the release is recorded. However, the exact timing and amount of any reduction in the Company’s valuation allowance are unknown at this time and will be subject to the earnings level it achieves in future periods.

During the three months ended June 27, 2020, the Company recognized $24.2 million of deferred tax assets related to additional tax basis increases generated from expected future payments under the Tax Receivable Agreement and related deductions for imputed interest on such payments. See "-Tax Receivable Agreement" for more information.

Tax Receivable Agreement

Pursuant to the Company's election under Section 754 of the Internal Revenue Code (the "Code"), the Company expects to obtain an increase in its share of the tax basis in the net assets of New Holdco when New Holdco units are redeemed or exchanged by the non-controlling interest holders and other qualifying transactions. The Company plans to make an election under Section 754 of Code for each taxable year in which a redemption or exchange of New Holdco units occurs. The Company intends to treat any redemptions and exchanges of New Holdco units by the non-controlling interest holders as direct purchases of New Holdco units for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that it would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

On July 10, 2019, the Company entered into a tax receivable agreement with the then-existing non-controlling interest holders (the "Tax Receivable Agreement") that provides for the payment by the Company to the non-controlling interest holders of 40% of the cash savings, if any, in federal, state and local taxes that the Company realizes or is deemed to realize as a result of any increases in tax basis of the assets of New Holdco resulting from future redemptions or exchanges of New Holdco units.

During the three months ended June 27, 2020, the Company acquired an aggregate of 5,495,606 New Holdco units, which resulted in an increase in the tax basis of our investment in New Holdco subject to the provisions of the Tax Receivable Agreement. In the three months ended June 27, 2020, the Company recognized an additional liability in the amount of $9.7 million for the payments due to the redeeming members under the Tax Receivable Agreement ("TRA Payments"), representing 40% of the cash savings it expects to realize from the tax basis increases related to the redemption of New Holdco units, after concluding it was probable that such TRA Payments would be paid based on the Company's estimates of future taxable income. The total liability owed under the Tax Receivable Agreement is $17.2 million as of June 27, 2020, which is recorded in "Other non-current liabilities" in the accompanying condensed consolidated balance sheets. No payments were made to members of New Holdco pursuant to the Tax Receivable Agreement during the quarter ended June 27, 2020.

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

On February 7, 2020, investors purchased approximately 3,877,965 shares of the Company's common stock for $65.9 million. The equity financing was done through purchases of shares of common stock of the Company at $12.00 per share under the ECL, and $23.00 per share in connection with a separate private placement of shares of common stock (collectively, the "Equity Financing") pursuant to certain subscription agreements entered into by each investor with the Company. Pursuant to the ECL, Tributum, L.P. assigned certain of its obligations thereunder to provide a portion of such Equity Financing to certain of the investors. The proceeds of the of Equity Financing were used by the Company to fund the repurchase or redemption of the Company's outstanding 2.25% Convertible Notes (the "Convertible Notes"), to make interest payments on the Convertible Notes that are not repurchased or redeemed until their maturity and to also fund general, working capital and cash needs of the Company.

On February 14, 2020, the Company issued 1,250,000 shares of the Company's common stock with a value of $31.0 million, which was recorded as deferred financing costs, to Kayne FRG Holdings L.P. for services provided in the financing of the American Freight Acquisition.

During the first quarter of 2020, the Company also corrected an immaterial misclassification between retained earnings and non-controlling interest related to distributions declared to the non-controlling interest in the prior year.

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss at June 27, 2020 and December 28, 2019 were as follows:

(In thousands)	June 27, 2020	December 28, 2019
Foreign currency adjustment	$(1,987)	$(1,496)
Interest rate swap agreements, net of tax	(122)	(42)
Forward contracts related to foreign currency exchange rates	6	—
Total accumulated other comprehensive loss	$(2,103)	$(1,538)

Non-controlling interest

The Company is the sole managing member of New Holdco and, as a result, consolidates the financial results of New Holdco. Prior to April 1, 2020, the Company reported a non-controlling interest representing the economic interest in New Holdco held by the former equity holders of Buddy's (the "Buddy’s Members"). The New Holdco LLC Agreement provided that the Buddy’s Members could, from time to time, have required the Company to redeem all or a portion of their New Holdco units for newly-issued shares of common stock on a basis of one New Holdco unit and one-fifth of a share of Preferred Stock of the Company for one share of common stock of the Company. In connection with any redemption or exchange, the Company received a corresponding number of New Holdco units, increasing its total ownership interest in New Holdco. Changes in the Company's ownership interest in New Holdco while it retains their controlling interest in New Holdco were accounted for as equity transactions. As such, redemptions or direct exchanges of New Holdco units by the Buddy’s Members resulted in a change in ownership and reduced the amount recorded as non-controlling interest and increased additional paid-in capital. On March 26, 2020, the Company redeemed 3,937,726 New Holdco units and 787,545 shares of preferred stock for common stock. On April 1, 2020, the Company redeemed the remaining 5,495,606 New Holdco units and 1,099,121 shares of preferred stock for common stock and the Company is the sole owner of New Holdco.

The exchange of New Holdco units for common stock resulted in an increase in the tax basis of the net assets of New Holdco and a liability to be recognized pursuant to the TRA. The difference of $10.0 million in the adjustment of the deferred tax balances and the tax receivable agreement liability was recorded as an adjustment to additional paid-in-capital. Refer to "Note 7. Income Taxes" for further discussion of the TRA.

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

The computation of basic and diluted net income (loss) per share for the three and six months ended June 27, 2020 and June 30, 2019 is as follows:

	Three Months Ended June 27, 2020	Three Months Ended June 30, 2019
	Common Stock	Common Stock
	(In thousands, except for share and per share amounts)
Basic and diluted net loss per share:
Numerator
Allocation of undistributed loss attributable to Franchise Group	$(21,673)	$(5,255)
Denominator
Weighted-average common stock outstanding	34,972,364	14,062,766

Basic and diluted net loss per share	$(0.62)	$(0.37)

	Six Months Ended June 27, 2020	Six Months Ended June 30, 2019
	Common Stock	Common Stock
	(In thousands, except for share and per share amounts)
Basic net income per share:
Numerator
Allocation of undistributed income attributable to Franchise Group	$37,866	$32,936
Denominator
Weighted-average common stock outstanding	29,173,172	14,059,279

Basic net income per share	$1.30	$2.34

Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$37,866	$32,936
Denominator
Number of shares used in basic computation	29,173,172	14,059,279
Weighted-average effect of dilutive securities
Employee stock options and restricted stock units	162,461	64,825
Weighted-average diluted shares outstanding	29,335,633	14,124,104

Diluted net income per share	$1.29	$2.33

(9) Stock Compensation Plans

2019 Omnibus Incentive Plan
In December 2019, the Company's stockholders approved the Company's 2019 Omnibus Incentive Plan (the "2019 Plan"). The 2019 Plan provides for a variety of awards, including stock options, stock appreciation rights, performance units, performance shares, shares of the Company’s common stock, par value $0.01 per share, restricted stock, restricted stock units, incentive awards, dividend equivalent units and other stock-based awards. Awards under the 2019 Plan may be granted to the Company’s eligible employees, directors, or consultants or advisors. The 2019 Plan provides that an aggregate maximum of 5,000,000 shares of common stock are reserved for issuance under the 2019 Plan, subject to adjustment for certain corporate events. At June 27, 2020, 4,128,173 shares of common stock remained available for grant.

Stock Options
Stock option activity during the six months ended June 27, 2020 was as follows:

	Number of options	Weighted average exercise price
Outstanding at December 28, 2019	460,285	$10.28
Exercised	(22,500)	8.30
Expired or forfeited	(18,598)	11.93
Outstanding at June 27, 2020	419,187	$10.31

Intrinsic value is defined as the fair value of the stock less the cost to exercise. The total intrinsic value of stock options outstanding at June 27, 2020 was $5.3 million. Stock options vest from the date of grant to three years after the date of grant and expire from four to five years after the vesting date.
Nonvested stock options activity during the six months ended June 27, 2020 was as follows:

	Nonvested options	Weighted average exercise price
Outstanding at December 28, 2019	215,007	$10.11
Vested	(63,333)	8.83
Expired or forfeited	(18,598)	11.93
Outstanding at June 27, 2020	133,076	$10.46

At June 27, 2020, unrecognized compensation costs related to nonvested stock options were $0.2 million. These costs are expected to be expensed through fiscal 2021.
The following table summarizes information about stock options outstanding and exercisable at June 27, 2020:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number	Weighted average exercise price	Weighted average remaining contractual life (in years)	Number	Weighted average exercise price

$0.00 - $10.89	217,500	$8.77	4.7	154,166	$8.74
$10.90 - $12.79	201,687	11.98	3.7	131,945	12.01
	419,187	$10.31		286,111	$10.25

Restricted Stock Units

The Company has awarded restricted stock units to its non-employee directors and certain employees. Restricted stock units are valued at the closing stock price the day preceding the grant date. Compensation costs associated with these restricted shares are amortized on a straight-line basis over the vesting period and recognized as an increase in additional paid-in capital. At June 27, 2020, unrecognized compensation cost related to restricted stock units was $15.6 million. These costs are expected to be recognized through fiscal 2023.

In the six months ended June 27, 2020, the Company awarded performance restricted stock units with an estimated fair value of $3.0 million to certain officers and employees. Each employee has the opportunity to earn an amount between 0% and 150% of the individual target award contingent on the Company meeting certain performance targets for the period beginning December 28, 2019 and ending on December 31, 2022. Provided the vesting conditions are satisfied, the awards will vest at the end of the performance period. The estimated value is to be expensed over the performance period. The Company recognized $0.3 million of expense related to these performance restricted stock units in the six months ended June 27, 2020. The estimated fair value of these performance restricted stock units was determined using the Company's closing price on the grant date.

In the six months ended June 27, 2020, the Company also awarded restricted stock units with a fair value of $3.0 million to certain officers and employees. One-third of the awards will vest each year on the anniversary date of the grant. The Company recognized $0.3 million of expense related to these restricted stock units in the six months ended June 27, 2020. The Company also awarded restricted stock units with a fair value of $0.7 million to directors of the Company. The awards will vest on the anniversary date of the grant. The Company recognized $0.2 million of expense related to these restricted stock units in the six months ended June 27, 2020. The fair value of restricted stock units was determined using the Company's closing price on the grant date.

Restricted stock activity during the six months ended June 27, 2020 was as follows:

	Number of restricted stock units	Weighted average fair value at grant date
Balance at December 28, 2019	671,039	$14.00
Granted	279,839	24.80
Vested	(21,081)	9.99
Canceled	(14,763)	20.32
Balance at June 27, 2020	915,034	$17.29

Stock Compensation Expense

The Company recorded $4.3 million of expense related to stock awards for the six months ended June 27, 2020.

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

The following tables present, for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis at June 27, 2020 and December 28, 2019.

	June 27, 2020
		Fair value measurements using
(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Recurring assets:
Cash equivalents	$537	$537	$—	$—
Forward contract related to foreign currency exchange rates	61	—	—	61
Total recurring assets	598	537	—	61
Nonrecurring assets:
Impaired accounts and notes receivable, net of unrecognized revenue and allowance	10,959	—	—	10,959
Total nonrecurring assets	10,959	—	—	10,959
Total recurring and nonrecurring assets	$11,557	$537	$—	$11,020

Liabilities:
Recurring liabilities:
Contingent consideration included in obligations due former ADs, franchisees and others	$594	$—	$—	$594
Interest rate swap agreement	169	—	169	—
Total recurring liabilities	$763	$—	$169	$594

	December 28, 2019
		Fair value measurements using
(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Recurring assets:
Cash equivalents	$4,253	$4,253	$—	$—
Total recurring assets	4,253	4,253	—	—
Nonrecurring assets:
Impaired accounts and notes receivable, net of unrecognized revenue	7,310	—	—	7,310
Total nonrecurring assets	7,310	—	—	7,310
Total recurring and nonrecurring assets	$11,563	$4,253	$—	$7,310

Liabilities:
Recurring liabilities:
Contingent consideration included in obligations due to former ADs, franchisees and others	$916	$—	$—	$916
Interest rate swap agreement	58	—	58	—
Total recurring liabilities	$974	$—	$58	$916

The Company's policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1 or 2 recurring fair value measurements for the six months ended June 27, 2020, as well as the year ended December 28, 2019.

The following methods and assumptions are used to estimate the fair value of the Company's financial instruments.
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

Messrs. Kahn and Laurence

Vintage and its affiliates held approximately 42% of the aggregate voting power of the Company through their ownership of common stock and Preferred Stock as of June 27, 2020. Brian Kahn and Andrew Laurence, principals of Vintage, are members of the Company's Board of Directors with Mr. Laurence serving as the Company's Chairman of the Board until March 31, 2020. Mr. Kahn is the President and Chief Executive Officer of the Company and Mr. Laurence is an Executive Vice President of the Company.

Stock Subscription Agreement. On January 6, 2020, Vintage affiliates purchased 2,354,000 shares of the Company's common stock for $28.2 million under a subscription agreement dated August 7, 2019 with the Company.

Buddy's Franchises. Mr. Kahn had an equity interest in an entity that owned three Buddy's franchisees. The entity sold the franchisees on June 26, 2020 and Mr. Kahn no longer has an interest in any franchisees of the Company. Mr. Kahn's brother-in-law owns seven Buddy's franchisees. All transactions between the Company's Buddy's segment and Mr. Kahn's brother-in-law are conducted on a basis consistent with other franchisees.

Bryant Riley (former director)

Mr. Riley, through controlled entities or affiliates held approximately 13% of the aggregate ownership of the Company's common stock as of June 27, 2020. Mr. Riley was also a member of the Company's Board of Directors from September 2018 through March 2020.

Credit Agreements. On December 16, 2019, the Company entered into the Vitamin Shoppe Term Loan with an entity controlled by Mr. Riley. On February 14, 2020, the Company entered into a $675 million credit facility, which included a $575 million FGNH Credit Agreement and a $100 million FGNH ABL Term Loan with an entity controlled by Mr. Riley acting as the administrative agent. During the six months ended June 27, 2020, the Company borrowed and repaid an $11.0 million promissory note with B. Riley Financial, Inc.

Stock Subscription Agreements. On February 7, 2020, Mr. Riley, and entities or affiliates of Mr. Riley purchased 669,678 shares for $11.4 million under the Equity Financing as defined above in "Note 8. Stockholder's Equity".

Fee Letters. On February 14, 2020, the Company entered into a fee letter with B. Riley pursuant to which B. Riley was entitled to receive $5 million for advisory services provided for the American Freight Acquisition. B. Riley received payment for these services on June 26, 2020. On February 19, 2020, the Company entered into a fee letter with B. Riley pursuant to which B. Riley received an equity fee equal to 6% of the $36.0 million of equity raised by B. Riley for the Company as part of the Equity Financing (as defined above in "Note 8. Stockholder's Equity").

Backstop ABL Commitment Letter. On May 1, 2020, in connection with our acquisition of American Freight and the ABL Credit Agreement, the Company entered into an Amended and Restated ABL Commitment Letter with B. Riley pursuant to which B. Riley agreed to provide, subject to the terms and conditions set forth therein, a backstop commitment for a $100.0 million asset-based lending facility.

Underwritten Offering of Common Stock. On June 30, 2020, the Company completed an underwritten offering of its common stock in which with B. Riley FBR, Inc. ("B. Riley FBR"), an affiliate of B. Riley, acted as representative of the underwriters. In connection with the offering, B. Riley FBR was entitled to an underwriting discount of approximately $5.4 million and reimbursement of certain out-of-pocket expenses incurred in connection with the offering.

M. Brent Turner
Mr. Turner is the President and Chief Executive Officer of the Company’s Liberty Tax segment.

Revolution Financial Services Agreement. The Company entered into a one-year Services Agreement (the “Revolution Agreement”) with Revolution Financial, Inc. (“Revolution”) effective as August 23, 2019. Mr. Turner serves as the Chief Executive Officer of Revolution. The Revolution Agreement provides for certain transition services, including leased office space and information technology personnel. Pursuant to the terms as provided in the Revolution Agreement, fees for each of the services provided by Revolution are calculated based on the actual costs for each applicable service to be paid by the Company. For the transition services provided by the Company in retail locations, which includes the provision of space and staffing, Revolution will pay the Company 50% of net revenue. The amount for the transition services was immaterial for the six months ended June 27, 2020.

Michael S. Piper

Mr. Piper is the Chief Financial Officer of the Company's Liberty Tax segment. On February 7, 2020, Mr. Piper purchased 123,529 shares for $2.1 million under the Equity Financing as defined above in "Note 8. Stockholders' Equity".

Steve Belford

The Company's American Freight segment leases retail space and purchases inventory from entities either fully or partially owned by Steve Belford, the former Chief Executive Officer of American Freight. Mr. Belford's employment with American Freight ended on April 6, 2020. In the six months ended June 27, 2020, American Freight paid these entities approximately $1.8 million under the lease obligations and purchased approximately $25.8 million of inventory.

Tax Receivable Agreement

In connection with the Buddy's Acquisition, the Company entered into the Tax Receivable Agreement with the Buddy's Members that provides for the payment to the Buddy's Members of 40% of the amount of any tax benefits that the Company actually realizes as a result of increases in the tax basis of the net assets of New Holdco resulting from any redemptions or exchanges of New Holdco units. Amounts due under the Tax Receivable Agreement to the Buddy's Members as of June 27, 2020 were $17.2 million which is recorded in "Other non-current liabilities" in the accompanying condensed consolidated balance sheets. No payments were made to member of New Holdco pursuant to the Tax Receivable Agreement during the quarter ended June 27, 2020.

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

On June 8, 2020 the Court entered an order governing briefing on Plaintiff’s petition for an interim award of attorney’s fees. Plaintiff’s opening brief was filed on June 8, 2020. Defendant's opposition was filed on July 23, 2020, and Plaintiff’s reply is due on or before August 6, 2020.

Class Action Litigation

Rene Labrado v. JTH Tax, Inc. On July 3, 2018, a class action complaint was filed in the Superior Court of California, County of Los Angeles by a former employee for herself and on behalf of all other “similarly situated” persons. The Complaint alleges, among other things, that the Company allegedly violated various provisions of the California Labor Code, including: unpaid overtime, unpaid meal period premiums, unpaid rest premiums, unpaid minimum wages, final wages not timely paid, wages not timely paid, non-compliant wage statements, failure to keep pay records, unreimbursed business expenses and violation of California Business and Profession Code Section 17200. The Complaint seeks actual, consequential and incidental losses and damages, injunctive relief and other damages. The Company highly disputes the allegations set forth in the Complaint and filed a motion to dismiss. On May 29, 2019, the Court denied the Company’s motion to dismiss, but granted the Company leave to file a motion to strike. The Company filed a motion to strike and on August 20, 2019, the Court granted in part and denied in part the Company’s motion. The Court provided the Company with twenty days to file its answer to the Complaint and lifted the discovery stay.  A status conference was held on March 3, 2020 where the Court set a hearing on the class certification for December 18, 2020. A further status conference was held on August 3, 2020 and the Court set a continuance for August 13, 2020.

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

Sears Outlet Stores, L.L.C., n/k/a American Freight Outlet Stores, LLC v. Capgemini America, Inc., successor in interest to Capgemini U.S. LLC. On April 8, 2020, Sears Outlet Stores, L.L.C., n/k/a American Freight Outlet Stores, LLC (“Outlet”) filed a complaint against Capgemini America Inc. ("Capgemini") in the United States District Court, Northern District Court of Illinois (the “Complaint”), seeking a declaratory action. Outlet alleges claims against Capgemini of fraudulent inducement, breach of contract, constructive fraud, and intentional non-disclosure/fraudulent concealment. Outlet also seeks a declaratory action for excuse of non-performance to pay any further invoices from Capgemini, including certain invoices which Outlet disputes and Capgemini alleges are past due, specific performance from Capgemini’s obligation to provide termination assistance services, actual and consequential damages, incidental damages in an amount yet to be determined, interest, attorney’s fees and costs, and punitive damages. On June 19, 2020, the parties mutually resolved all claims between them and the Complaint was dismissed with prejudice on June 25, 2020.

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

(13) Segments

The Company's operations are conducted in four reporting business segments: Vitamin Shoppe, American Freight, Liberty Tax and Buddy's. The Company defines its segments as those operations which results its chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources. The results of operations of Buddy's are included in the Company's results of operations beginning on July 10, 2019, the results of operations of Vitamin Shoppe are included in the Company's results of operations beginning on December 16, 2019, while the results of operations of American Freight are included in the Company's results of operations beginning on February 14, 2020. The results of operations of the Sears Outlet business are included in the Company's results of operations beginning on October 23, 2019 and are included in the results of operations of the American Freight segment. Prior to July 10, 2019, the Company operated as a single reportable segment that was comprised of Liberty Tax.

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

The American Freight segment operates under the American Freight and American Freight Outlet banners. American Freight is a retail chain offering brand-name furniture, mattresses and home accessories at discount prices. American Freight Outlet, previously Sears Outlet, provides in-store and online access to purchase new, one-of-a-kind, out-of-box, discontinued, obsolete, used, reconditioned, overstocked and scratched and dented products, collectively "outlet-value products" across a broad assortment of merchandise categories, including home appliances, mattresses and furniture at value-oriented prices. The American Freight segment consists of our operations under the "American Freight" banner and is headquartered in Delaware, Ohio.

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

Total revenues by segment were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 27, 2020	June 30, 2019	June 27, 2020	June 30, 2019
Total revenue:
Vitamin Shoppe	$237,735	$—	$513,622	$—
American Freight	234,427	—	437,174	—
Liberty Tax	15,073	23,820	104,692	119,658
Buddy's	25,392	—	49,705	—
Consolidated total revenue	$512,627	$23,820	$1,105,193	$119,658

Depreciation, amortization, and impairment charges by segment are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 27, 2020	June 30, 2019	June 27, 2020	June 30, 2019
Depreciation, amortization, and impairment charges:
Vitamin Shoppe	$12,419	$—	$23,729	$—
American Freight	1,553	—	2,465	—
Liberty Tax	2,379	3,699	4,444	7,772
Buddy's	1,514	—	3,154	—
Consolidated depreciation, amortization, and impairment charges	$17,865	$3,699	$33,792	$7,772

Operating income (loss) by segment were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 27, 2020	June 30, 2019	June 27, 2020	June 30, 2019
Income from operations:
Vitamin Shoppe	$(587)	$—	$(6,063)	$—
American Freight	12,422	—	14,009	—
Liberty Tax	(3,204)	(5,662)	45,478	49,211
Buddy's	5,338	—	8,683	—
Total Segments	13,969	(5,662)	62,107	49,211
Corporate	(2,397)	—	(4,696)	—
Consolidated income from operations	$11,572	$(5,662)	$57,411	$49,211

Total assets by segment were as follows:

(In thousands)	June 27, 2020	December 28, 2019
Total assets:
Vitamin Shoppe	$635,353	$679,646
American Freight	854,493	267,176
Liberty Tax	105,897	123,576
Buddy's	187,209	188,941
Total Segments	1,782,952	1,259,339
Corporate	100,679	39,206
Consolidated total assets	$1,883,631	$1,298,545

Goodwill by segment is as follows:

(In thousands)	June 27, 2020	December 28, 2019
Goodwill:
Vitamin Shoppe	$—	$4,951
American Freight	369,034	31,028
Liberty Tax	8,972	9,780
Buddy's	90,082	88,542
Consolidated goodwill	$468,088	$134,301

(14) Subsequent Events

On June 25, 2020, the Company entered into an Underwriting Agreement (the "Underwriting Agreement") with B. Riley FBR, as representative of the underwriters named therein (the “Underwriters”) to issue and sell an aggregate of 4,200,000 shares of the Company's common stock in a public offering at a price of $23.25 per share. In addition, the Company granted the Underwriters an option to purchase up to an additional 630,000 shares of the Company's common stock for a period of 30 days from June 25, 2020. The Company offering closed on June 30, 2020 and the net proceeds to the Company from the offering were $92.2 million, after deducting underwriting discounts and estimated offering expenses of approximately $5.4 million. On July 25, 2020, the Company and B. Riley FBR entered into an Amendment No. 1 to the Underwriting Agreement to extend the period during which the Company granted the Underwriters the Option to 35 days from June 25, 2020, or July 30, 2020. On July 30, 2020, the Underwriters provided notice to purchase the additional 630,000 shares of the Company's common stock. The Company received proceeds of $13.8 million, net of expenses of $0.8 million.

On July 10, 2020, the Company entered into a Senior Secured Super Priority Debtor-In-Possession Delayed Draw Term Loan Agreement (the “DIP DDTL Agreement”) with Tuesday Morning Corporation (“Tuesday Morning”).  Pursuant to the DIP DDTL Agreement, the Company agreed to lend Tuesday Morning up to an aggregate principal amount of $25 million in the form of delayed draw term loans (the “DIP Term Facility”).  The DIP Term Facility is guaranteed by certain of the Tuesday Morning's subsidiaries and secured on a super priority basis by real estate assets owned by Tuesday Morning, including its corporate headquarters and warehouse/distribution complex located in Dallas, Texas.  The DIP Term Facility will mature on April 10, 2021, which maturity (unless accelerated subject to the terms set forth in the DIP DDTL Agreement) may be extended, subject to payment of an extension fee to the Company, for an additional three (3) months at the election of Tuesday Morning.  The DIP Term Facility will bear interest at a rate per annum based on 3-month LIBOR (with a 1.00% LIBOR floor), plus an interest rate margin of 5.0% (subject to further increase of 2.0% upon the occurrence of an event of default). The DIP Term Facility is being provided in connection with Tuesday Morning’s Chapter 11 bankruptcy cases. Following a hearing held on July 8, 2020, on July 10, 2020 the judge presiding over the Tuesday Morning's bankruptcy cases entered an order approving the DIP Term Facility.

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

•
the effect of steps the Company takes in response to COVID-19, the severity and duration of the pandemic, including whether there is a “second wave” as a result of the loosening of governmental restrictions, the pace of recovery when the pandemic subsides and the heightened impact it has on many of the risks described herein;

•	potential regulatory actions relating to the COVID-19 pandemic;

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

•	our inability to grow on a sustainable basis;

•	changes in operating costs, including employee compensation and benefits;

•	the seasonality of certain of the Company's business segments;

•	departures of key executives or directors;

•	our ability to attract additional talent to our senior management team;

•	our ability to maintain an active trading market for our common stock on The Nasdaq Global Market (“Nasdaq”);

•	our inability to secure reliable sources of the products and services we make available to our customers;

•	government regulation and oversight over our products and services;

•	our ability to comply with the terms of our settlement with the Department of Justice (the "DOJ") and the Internal Revenue Service ("IRS");

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

•	our ability to maintain relationships with our third-party product and service providers;

•	our ability to offer merchandise and services that our customers demand;

•	our ability to successfully manage our inventory levels and implement initiatives to improve inventory management and other capabilities;

•	the performance of our products within the prevailing retail industry;

•	disruption of manufacturing, warehouse or distribution facilities or information systems;

•	the continued reduction of our competitors promotional pricing on new-in-box appliances, potentially adversely impacting our sales of out-of-box appliances and associated margin;

•	competitive conditions in the retail industry and tax preparation market;

•
worldwide economic conditions and business uncertainty, the availability of consumer and commercial credit, change in consumer confidence, tastes, preferences and spending, and changes in vendor relationships;

•
the risk that natural disasters, public health crises, political uprisings, uncertainty or unrest, or other catastrophic events could adversely affect our operations and financial results, including the impact of the COVID-19 pandemic on manufacturing operations and our supply chain, customer traffic and our operations in general;

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

Overview

We are a retailer, franchisor operator and acquirer of franchised and franchisable businesses that can be scaled using our operating philosophies. We currently operate four reportable segments: Liberty Tax, Buddy’s, American Freight, and Vitamin Shoppe.

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

On October 23, 2019, we completed the acquisition of the Sears Outlet business from Sears Hometown and Outlet Stores, Inc. (“Sears Outlet”). Sears Outlet has been rebranded as American Freight Outlet and is included in the American Freight segment. American Freight Outlet provides in-store and online access to purchase outlet-value products primarily in the home appliance category. Since the rebranding, American Freight Outlet stores also carry a large selection of the American Freight furniture and mattresses assortments, which offers deep value price points to consumers. Merchandise categories formerly associated with Sears Outlet, such as apparel, sporting goods, lawn and garden equipment, tools, and other household goods have been discontinued to make space for a new furniture and mattress program. Products are generally covered by a warranty and a full suite of extended-service plans and services are also offered.

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
American Freight buys direct from manufacturers and sells direct in warehouse-style stores. By cutting out the middleman and keeping its overhead costs low, American Freight can offer quality, new furniture and mattresses at the lowest prices. American Freight offers same-day delivery on all in-stock items with flexible payment options including free layaway and take it home today for $50 with low, easy payment plans.

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
Acquisition
On February 14, 2020, we announced the completion of our previously announced acquisition of American Freight (“American Freight Acquisition”). Additionally, we entered into a new $675 million credit facility which funded the American Freight Acquisition and refinanced certain debts of our Buddy’s Home Furnishings business and the American Freight Outlet portion of our American Freight businesses.
For purposes of this section and throughout this quarterly report, all references to “fiscal 2020” refer to the year ending December 26, 2020 and corresponding references to fiscal quarters are references to quarters within that fiscal year. For purposes of this section and throughout this quarterly report all references to “tax season” refer to the period between January 1 and April 30 of the referenced year.

Impact of COVID-19

The COVID-19 pandemic has affected, and likely will continue to affect, our financial condition and results of operations for the foreseeable future. In most states, our segments were deemed essential businesses and, therefore, the majority our stores have remained open during the pandemic. The highest number of stores closures due to COVID-19 was approximately 240 stores. As of June 27, 2020, no stores were closed due to COVID-19 out of our 4,108 total stores (owned or franchised); however, we cannot predict whether stores will remain open if the COVID-19 pandemic worsens and states and localities issue new restrictions.

We also made changes to reduce our exposure to potential short-term liquidity risk in the banking system. On May 1, 2020, we executed backstop commitment letter pursuant to which B. Riley Financial, Inc. ("B. Riley") agreed to provide, subject to the terms and conditions set forth therein, a backstop commitment for a $100.0 million asset-based lending facility. On June 30, 2020, we completed a public offering of 4.2 million shares of our common stock with net cash proceeds to the Company of $92.2 million. As of June 27, 2020, we were in compliance with our debt covenants and, based on a continuation of current operating results, we expect to be in compliance for the next twelve months.

While too early to fully quantify, we have not experienced a significant negative impact on our sales and profitability. However, the COVID-19 pandemic could negatively impact our business and financial results by weakening demand for our products and services, interfering with our ability and our franchisees’ ability to operate store locations, disrupting our supply chain or affecting our ability to raise capital from financial institutions. As events are rapidly changing, we are unable to accurately predict the impact that the COVID-19 pandemic will have on our results of operations due to uncertainties including, but not limited to, the duration of shutdowns, quarantines and travel restrictions, the severity of the disease, the duration of the outbreak and the public’s response to the outbreak; however, we are actively managing our business to respond to the impact.

Results of Operations
The table below shows results of operations for the three and six months ended June 27, 2020 and June 30, 2019.

	Three Months Ended				Six Months Ended
			Change				Change
(In thousands)	June 27, 2020	June 30, 2019	$	%	June 27, 2020	June 30, 2019	$	%
Total revenues	$512,627	$23,820	$488,807	2,052%	$1,105,193	$119,658	$985,535	824%
Income from operations	11,572	(5,662)	17,234	(304)%	57,411	49,211	8,200	17%
Net income	$(21,942)	$(5,255)	$(16,687)	318%	$39,956	$32,936	$7,020	21%
Revenues. The table below sets forth the components and changes in our revenues for the three and six months ended June 27, 2020 and June 30, 2019.

	Three Months Ended				Six Months Ended
			Change				Change
(In thousands)	June 27, 2020	June 30, 2019	$	%	June 27, 2020	June 30, 2019	$	%
Product	$466,709	$—	466,709	—%	$940,214	$—	$940,214	—%
Service and other	28,742	23,820	4,922	21%	131,383	119,658	$11,725	10%
Rental	17,176	—	17,176	—%	33,596	—	$33,596	—%
Total revenue	$512,627	$23,820	$488,807	2,052%	$1,105,193	$119,658	$985,535	824%

For the three months ended June 27, 2020, total revenues increased $488.8 million, or 2,052%, to $512.6 million compared to $23.8 million in the same period last year. This increase was primarily due to the Buddy's Acquisition, which increased revenue by $25.4 million, the American Freight Acquisition and Sears Outlet Acquisition, which collectively increased revenue by $234.4 million and the Vitamin Shoppe Acquisition, which increased revenue by $237.7 million. This increase was offset by an $8.7 million decrease in service and other revenue from our Liberty Tax segment primarily due to reduced tax returns driven by reduced office count and the extension of the tax filing deadline to July 15, 2020 due to the COVID-19 pandemic.

For the six months ended June 27, 2020, total revenues increased $985.5 million, or 824%, to $1,105.2 million compared to $119.7 million in the same period last year. This increase was primarily due to the Buddy's Acquisition which increased revenue by $49.7 million, the American Freight Acquisition and Sears Outlet Acquisition which collectively increased revenue by $437.2 million and the Vitamin Shoppe Acquisition which increased revenue by $513.6 million. These increases were offset by a $15.0 million decrease in service and other revenue from our Liberty Tax segment primarily due to reduced tax returns from store closures and the extension of the tax filing deadline to July 15, 2020 due to the COVID-19 pandemic.

Operating expenses.    The following table details the amounts and changes in our operating expenses for the three and six months ended June 27, 2020 and June 30, 2019.

	Three Months Ended				Six Months Ended
			Change				Change
(In thousands)	June 27, 2020	June 30, 2019	$	%	June 27, 2020	June 30, 2019	$	%
Cost of revenue:
Product	$277,582	$—	$277,582	—%	$565,400	$—	$565,400	—%
Service and other	701	—	701	—%	1,456	—	1,456	—%
Rental	5,508	—	5,508	—%	11,450	—	11,450	—%
Total cost of revenue	283,791	—	283,791	—%	578,306	—	578,306	—%
Selling, general, and administrative expenses	217,264	29,482	187,782	637%	469,476	70,447	399,029	566%
Total operating expenses	$501,055	$29,482	$471,573	1,600%	$1,047,782	$70,447	$977,335	1,387%

For the three months ended June 27, 2020, total operating expenses were $501.1 million compared to $29.5 million in the same period last year, representing an increase of $471.6 million, or 1,600%. This increase was primarily due to the Buddy's Acquisition which increased operating expenses by $20.1 million, the American Freight Acquisition and Sears Outlet Acquisition which collectively increased operating expenses by $222.0 million and the Vitamin Shoppe Acquisition which increased operating expenses by $238.3 million.

For the six months ended June 27, 2020, total operating expenses were $1,047.8 million compared to $70.4 million in the same period last year, representing an increase of $977.3 million, or 1,387%. This increase was primarily due to the Buddy's Acquisition which increased operating expenses by $41.0 million, the American Freight Acquisition and Sears Outlet Acquisition which collectively increased operating expenses by $423.2 million and the Vitamin Shoppe Acquisition which increased operating expenses by $519.7 million.

Other. Other expense increased by $4.0 million for the six months ended June 27, 2020. The increase is primarily due to a prepayment penalty from the repayment of the debt used to fund the Buddy's Acquisition and the Sears Outlet Acquisition.

Interest expense, net. Interest expense, net increased $31.2 million and $55.9 million for the three and six months ended June 27, 2020, respectively. These increases were primarily due to an increase in long-term obligations to finance the acquisitions of Buddy's, Sears Outlet, Vitamin Shoppe and American Freight, deferred financing cost amortization expense for the New Holdco debt of $4.5 million and $9.7 million in the three and six months ended June 27, 2020, respectively, and a $3.5 million write-off of deferred financing costs due to the termination of the Liberty Tax Credit Agreement in the quarter ended June 27, 2020.

Income tax benefit. Our effective tax rate from continuing operations, including discrete income tax items, was (9.4%) and 15.0% for the three months ended June 20, 2020 and June 30, 2019, respectively, and 1,091.2% and 30.9% for the six months ended June 27, 2020 and June 30, 2019, respectively. The Coronavirus Aid, Relief, and Economic Security, or CARES Act was enacted on March 27, 2020, which retroactively changed the eligibility of certain assets for expense treatment in the year placed in service, back to 2018, and permitted any net operating loss for the tax years 2018, 2019 and 2020 to be carried back for five years. The Company recorded an income tax benefit of $45.6 million as a result of the CARES Act which is the primary reason for the change in the effective rate for the six months ended June 27, 2020 compared to the same period in the prior year.

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

We measure the results of our segments using, among other measures, each segment's net sales, operating expenses and operating income (loss). We may revise the measurement of each segment's operating income, including the allocation of overhead costs, as determined by the information regularly reviewed by the CODM. When the measurement of a segment changes, previous period amounts and balances are reclassified to be comparable to the current period's presentation. Because the Buddy's Acquisition, American Freight Acquisition and Vitamin Shoppe Acquisition occurred subsequent to the six months ended June 30, 2019, no comparable information is available for the three and six months ended June 27, 2020; therefore, Buddy's, American Freight and Vitamin Shoppe segment information is not provided in this discussion.

The following table summarizes the operating results of the Liberty Tax segment:

	Three Months Ended				Six Months Ended
			Change				Change
(In thousands)	June 27, 2020	June 30, 2019	$	%	June 27, 2020	June 30, 2019	$	%
Total revenues	$15,073	$23,820	$(8,747)	(36.7)%	$104,692	$119,658	$(14,966)	(12.5)%
Operating expenses	18,277	29,482	(11,205)	(38.0)%	59,214	70,447	(11,233)	(15.9)%
Segment income	$(3,204)	$(5,662)	$2,458	(43.4)%	$45,478	$49,211	$(3,733)	(7.6)%

Total revenue for our Liberty Tax segment decreased $8.7 million or 36.7% for the three months ended June 27, 2020 as compared to the same period last year. The decrease in revenue was primarily driven by the following:

•	a decrease of $7.3 million in royalties and advertising, financial products, tax preparation and electronic filing fees related to store closures and reduced tax returns due to COVID-19; and

•	a decrease of $1.3 million in franchise and area developer fees due to AD buybacks and the timing of payments made on loans due to COVID-19.

Total revenue for our Liberty Tax segment decreased $15.0 million or 12.5% for the six months ended June 27, 2020 as compared to the same period last year. The decrease in revenue was primarily driven by the following:

•	a decrease of $16.4 million in royalties and advertising, financial products and electronic filing fees related to store closures and reduced tax returns due to COVID-19;

•	a $1.9 million decrease in interest income due to fewer working capital loans issued to franchisees;

•	a decrease of $1.0 million in franchise and area developer fees due to AD buybacks and the timing of payments made on loans due to COVID-19;

•	an increase of $2.9 million in assisted tax preparation fees, net of discounts related to an increase in the number of Company-owned stores operated in 2020; and

•	a $1.8 million increase in other revenue primarily related to gains on sales of Company-owned stores where the sales price exceeds the carrying value of the assets sold.

Operating expenses for Liberty Tax decreased $11.2 million or 38.0% for the three months ended June 27, 2020 as compared to the same period last year. The decrease in operating expenses was driven by the following:

•	a $1.9 million decrease in AD expenses due to reacquired ADs and reduced tax return volume;

•	a decrease of $1.3 million in depreciation, amortization and impairment charges primarily related to software disposed of in December 2019; and

•
a $6.9 million decrease in other expenses primarily related to non-recurring professional fees and legal settlements in 2019, decreased bad debt expense, partially offset by higher software license costs.

Operating expenses for Liberty Tax decreased $11.2 million or 15.9% for the six months ended June 27, 2020 as compared to the same period last year. The decrease in operating expenses was driven by the following:

•	a $6.9 million decrease in AD expenses due to reacquired ADs and reduced tax return volume;

•	a decrease of $3.3 million in depreciation, amortization and impairment charges primarily related to software disposed of in December 2019;

•	a $2.0 million decrease in other expenses primarily related to non-recurring professional fees and legal settlements in 2019 offset by higher software license and franchisee rebate costs; and

•	a $1.6 million increase in advertising expense due to the timing of advertising compared to the prior year.

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

The following table presents a reconciliation of Adjusted EBITDA for each of the periods indicated.

	Reconciliation of Net Loss to Adjusted EBITDA
	Three Months Ended		Six Months Ended
(In thousands)	June 27, 2020	June 30, 2019	June 27, 2020	June 30, 2019
Net income	$(21,673)	$(5,255)	$37,866	$32,936
Add back:
Interest expense	31,626	415	57,378	1,470
Income tax benefit	1,882	(928)	(43,987)	14,706
Depreciation, amortization, and impairment charges	17,865	3,699	33,792	7,772
Total Adjustments	51,373	3,186	47,183	23,948
EBITDA	29,700	(2,069)	85,049	56,884
Adjustments to EBITDA
Executive severance and related costs	663	952	5,319	952
Stock based compensation	1,854	218	4,339	607
Shareholder litigation costs	156	61	286	61
Corporate compliance costs	4	58	104	58
Prepayment penalty on early debt repayment	—	—	4,048	—
Accrued judgments and settlements	117	2,632	(1,169)	326
Store closures	257	58	516	1,221
Rebranding costs	1,964	—	3,222	—
Acquisition costs	8,004	500	17,100	675
Inventory fair value step up amortization	7,403	—	28,193	—
Total Adjustments to EBITDA	20,422	4,479	61,958	3,900
Adjusted EBITDA	$50,122	$2,410	$147,007	$60,784

Liquidity and Capital Resources

We believe that we have sufficient liquidity to support our ongoing operations and maintain a sufficient liquidity position to meet our obligations and commitments. Our liquidity plans are established as part of our financial and strategic planning processes and consider the liquidity necessary to fund our operating, capital expenditure and debt service needs.

We primarily fund our operations and acquisitions through operating cash flows and, as needed, a combination of borrowings under various credit agreements, availability under our revolving credit facilities and the issuance of equity securities. Cash generation can be subject to variability based on many factors, including seasonality, receipt of prepaid payments from area developers, timing of repayment of loans to franchisees and the effects of changes in end markets.

As of June 27, 2020, we have current installments of long-term obligations of $203.5 million. On May 1, 2020, we entered into an ABL Commitment Letter, due in 2025, with B. Riley pursuant to which B. Riley agreed to provide a backstop commitment for a $100.0 million asset-based lending facility to replace the FGNH ABL Term Loan due on September 30, 2020. The $70.0 million due on the Vitamin Shoppe ABL Revolver, while classified as a current installment as required of revolving credit facilities, expires in December 2022. We expect that the remaining $45.0 million of current obligations can be serviced from our cash and cash equivalents, which were $105.5 million as of June 27, 2020.

During the six months ended June 27, 2020, we executed several substantial transactions that will affect our liquidity and capital resources in future periods. For more details please see "Note 6. Long-Term Obligations":

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

•	On February 14, 2020, we entered into a $675.0 million credit facility, which was used to fund the American Freight Acquisition and repay the existing Sears Outlets and Buddy’s term loans.

•	On May 1, 2020, we entered into a backstop commitment for a $100.0 million asset-based lending facility with B. Riley. As of June 27, 2020, no amounts had been drawn on this facility.

•
On June 30, 2020, we completed the Offering in which we sold 4.2 million shares of our common stock and received net proceeds of approximately $92.2 million, after deducting underwriting discounts and estimated offering expenses totaling approximately $5.4 million. On July 30, 2020, the Underwriters exercised the Option, and we received net proceeds of approximately $13.8 million, after deducting underwriting discounts of approximately $0.8 million.

•
The outbreak of the COVID-19 pandemic has affected economic conditions, including macroeconomic conditions and levels of business confidence and has created economic disruption. Mitigation efforts, including federal, state and local government restrictions, including travel restrictions, restrictions on public gatherings, closing of nonessential businesses and quarantining of people who may have been exposed to the COVID-19 pandemic, may have an impact on our cash flow from operations and our ability to raise capital from financial institutions. Currently, there is significant uncertainty surrounding the potential impact on our business and we are actively managing our business to respond to the impact and increase our liquidity.

Sources and uses of cash

Operating activities. In the six months ended June 27, 2020, cash from operating activities increased $85.4 million compared to the same period in the prior year was primarily due to a $84.4 million increase in inventory, a $61.1 million increase in cash income and a $10.5 increase in deferred revenue partially offset by a $66.5 million decrease in income taxes receivable.

Investing activities. In the six months ended June 27, 2020, we used $371.0 million more cash for investing activities compared to the same period in the prior year. This increase was primarily due to $353.4 million of cash used for the American Freight Acquisition, a $16.6 million decrease in cash payments received on operating loans to franchisees and ADs and a $15.5 million increase in purchases of property, equipment and software. This increase was partially offset by a $15.6 million decrease in cash used for operating loans to franchisees and ADs.

Financing activities. In the six months ended June 27, 2020, cash from financing activities increased $352.5 million compared to the same period in the prior year. This increase was driven by a $575.0 million in borrowing under the FGNH Credit Agreement, $48.1 million increase in proceeds from revolving credit agreements, a $92.1 million increase due to proceeds from share issuances and a $48.3 million decrease in repayments of borrowings under revolving credit facilities. The increases were partially offset by the $394.6 million repayment of long-term obligations primarily the term loans used to acquire Buddy's, Sears Outlet and American Freight, a $15.1 million increase in dividends and non-controlling interest distributions paid and a $12.3 million increase in payments for debt issuance costs.

Long-term debt borrowings

Franchise Group New Holdco Term Loan. On February 14, 2020, as part of the American Freight Acquisition, we, through direct and indirect subsidiaries, entered into a $675.0 million credit facility, which included a $575.0 million senior secured term loan (the “FGNH Term Loan”) and a $100.0 million senior secured asset based term loan (the “FGNH ABL Term Loan”), to finance the transaction and repay the existing Sears Outlets and Buddy’s term loans for an amount of $106.7 million and $101.6 million including accrued interest, respectively. The FGNH Term Loan will mature on February 24, 2025 and the FGNH ABL Term Loan will mature on September 30, 2020. We are required to repay the FGNH Term Loan in equal quarterly installments of $6.25 million on the last day of each fiscal quarter, commencing on June 27, 2020.
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

On May 22, 2020, we purchased $5.3 million of the Vitamin Shoppe Term Loan from one of the participating lenders which effectively retired that portion of the term loan.

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

On May 22, 2020, the Vitamin Shoppe ABL Revolver was amended to permit the Term Loan Assignment and provide for the Dividend Waiver.

Liberty Tax Credit Agreement. On May 16, 2019, we entered into a new credit agreement (the "Liberty Tax Credit Agreement") which provided for a $135.0 million senior revolving credit facility, a $10.0 million sub-facility for the issuance of letters of credit, and a $20.0 million swingline loan sub-facility. On October 2, 2019, we amended the Liberty Tax Credit Agreement dated May 16, 2019 to extend the maturity date to October 2, 2022, from the original maturity date of May 31, 2020 and decrease the aggregate amount of commitments from $135.0 million to $125.0 million as of October 2, 2019. The Liberty Tax Credit Agreement included customary affirmative, negative, and financial covenants, including delivery of financial statements and other reports and maintenance of existence. On February 14, 2020, we amended certain provisions of the Liberty Tax Credit Agreement to provide for the gradual reduction of the commitments under the Liberty Tax Credit Agreement and termination of the facility on April 30, 2020.

For more information on the long-term obligations, refer to "Note 6. Long-Term Obligations”, to the Consolidated Financial Statements in Item 1.

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

Franchisee lending and potential exposure to credit loss. A portion of our cash flow during the year is utilized to provide funding to our franchisees. At June 27, 2020, our total balance of loans to franchisees for working capital and equipment loans, representing cash we had advanced to the franchisees, was $3.3 million. In addition, at that date, our franchisees and ADs together owed us an additional $47.9 million, net of unrecognized revenue of $3.7 million, representing unpaid royalties, the unpaid purchase price for franchise territories and other amounts.

Our Liberty Tax segment franchise agreements allow us to obtain repayment of amounts due to us from our franchisees through an electronic fee intercept program before our franchisees receive the net proceeds from tax preparation and other fees they have charged to their customers on tax returns associated with tax settlement products. Therefore, we are able to minimize the nonpayment risk associated with amounts outstanding from franchisees by obtaining direct electronic payment in the ordinary course throughout the tax season. The unpaid amounts owed to us from our franchisees and ADs are collateralized by the underlying franchise or area and, when the franchise or area owner is an entity, are generally guaranteed by the owners of the respective entity. Accordingly, to the extent a franchisee or AD does not satisfy its payment obligations to us, we may repossess the underlying franchise or area in order to resell it in the future. At June 27, 2020, we had an investment in impaired accounts and notes receivable and related interest receivable of approximately $17.8 million. We consider accounts and notes receivable to be impaired if the amounts due exceed the fair value of the underlying franchise and estimate an allowance for doubtful accounts based on that excess. Amounts due include the recorded value of the accounts and notes receivable reduced by the allowance for uncollected interest, amounts due to ADs for their portion of franchisee receivables, any related unrecognized revenue and amounts owed to the franchisee or AD by us. In establishing the fair value of the underlying franchise, we consider net fees of open territories and the number of unopened territories. At June 27, 2020, our allowance for doubtful accounts for impaired accounts and notes receivable was $7.1 million.

Tax Receivable Agreement. We may be required to make payments under the Tax Receivable Agreement ("TRA Payments") to the former equity holders of Buddy's (the "Buddy’s Members"). Under the terms of the Tax Receivable Agreement, we will pay the Buddy's Members 40% of the cash savings, if any, in federal, state and local taxes that we realize or are deemed to realize as a result of any increases in tax basis of the assets of New Holdco resulting from future redemptions or exchanges of New Holdco units held by the Buddy's Members. Any future obligations and the timing of such payments under the Tax Receivable Agreement, however, are subject to several factors, including (i) the timing of subsequent exchanges of New Holdco units by the Buddy’s Members, (ii) the price of our common stock at the time of exchange, (iii) the extent to which such exchanges are taxable, (iv) the ability to generate sufficient future taxable income over the term of the Tax Receivable Agreement to realize the tax benefits and (v) any future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. Although the amount of the TRA Payments would reduce the total cash flow to us and New Holdco, we expect the cash tax savings we will realize from the utilization of the related tax benefits would be sufficient to fund the required payments. As of June 27, 2020, we have TRA Payments due to the Buddy's Members of $17.2 million.

Dividends. On June 9, 2020, our Board of Directors declared a quarterly dividend to stockholders of $0.25 per share. The cash dividend was paid on or about July 22, 2020 to holders of record of our common stock on the close of business on June 22, 2020. The payment of dividends is at the discretion of our Board of Directors and depends, among other things, on our earnings, capital requirements, and financial condition. Our ability to pay dividends is also subject to compliance with financial covenants that are contained in our credit facility and may be restricted by any future indebtedness that we incur or issuances of Preferred Stock. In addition, applicable law requires our Board of Directors to determine that we have adequate surplus prior to the declaration of dividends. We cannot provide an assurance that we will pay dividends at any specific level or at all.

Future cash needs and capital requirements

Operating and financing cash flow needs. Following transactions completed subsequent to June 27, 2020, our primary cash needs will include the payment of scheduled debt and interest payments, capital expenditures and normal operating activities. We believe that the revolving credit facilities along with cash from operating activities, will be sufficient to support our cash flow needs for at least the next twelve months.

Several factors could affect our cash flow in future periods, including the following:

•	The extent to which we extend additional operating financing to our franchisees and ADs, beyond the levels of prior periods;

•	The extent and timing of capital expenditures;

•	The extent and timing of future acquisitions;

•	Our ability to integrate our acquisitions and implement business and cost savings initiatives to improve profitability; and

•	The extent, if any, to which our Board of Directors elects to continue to declare dividends on our common stock.

Compliance with debt covenants. Our revolving credit and long-term debt agreements impose restrictive covenants on us, including requirements to meet certain ratios. As of June 27, 2020, we were in compliance with all covenants under these agreements and, based on a continuation of current operating results, we expect to be in compliance for the remainder of fiscal 2020.

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

We also enter into forward contracts to eliminate exposure related to foreign currency fluctuations in connection with the short-term advances we make to our Canadian subsidiary in order to fund personal income tax refund discounting for our Canadian operations. At June 27, 2020, the value of our forward contracts outstanding was $0.1 million.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 27, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 27, 2020, the Company’s disclosure controls and procedures were not effective due to material weaknesses in the Company's internal controls over financial reporting as described below.

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

Other than as described under “Remediation Efforts to Address Material Weaknesses” and the controls that the Company is implementing in connection with the American Freight Acquisition, Buddy's Acquisition, Sears Outlet Acquisition and Vitamin Shoppe Acquisition, there were no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A
RISK FACTORS

There are no additional risk factors that should be considered in addition to the risk factors described in Part I, Item 1A, in its Transition Report on Form 10-K/T for the transition period ended December 28, 2019, except as described below.

The Company’s results of operations and financial condition have been, and will likely continue to be, adversely affected by the COVID-19 pandemic and, depending on future developments, may be materially adversely impacted by the COVID-19 pandemic.

The outbreak of the novel coronavirus and the resulting COVID-19 pandemic, the widespread government response and the impact on consumers and businesses in our market area have caused significant disruption in the United States and international economies and financial markets and have had and will likely continue to have a significant impact on the operations and financial performance of the Company. Beginning in March 2020, governments, businesses and the public began taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects including quarantines, shelter-in-place orders, state of emergency declarations, travel bans, closures of businesses and schools, fiscal stimulus and legislative initiatives to deliver monetary aid and other relief. The National Bureau of Economic Research has determined that the U.S. economy has entered a recession as a result of the effects of the COVID-19 pandemic. Although the scope, duration and full effects of the pandemic are rapidly evolving and cannot be fully known at this time, consequences of the pandemic and efforts to contain the spread of COVID-19 and mitigate the pandemic’s effects have included and may include further market volatility, disrupted trade and supply chains, increased unemployment and reduced economic activity. The period of recovery from the economic recession cannot be predicted and may be protracted. Additionally, our business operations may be disrupted if key personnel or significant portions of our employees are unable to work effectively, including because of illness.

The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread, severity and impact of the COVID-19 pandemic, and the actions required to contain and mitigate it, the effects of the pandemic on our customers and vendors and the remedial actions and stimulus measures adopted by local, state and federal governments, the timing and availability of government support for the economy and financial markets, the short- and long-term health impacts of the pandemic, and how quickly and to what extent normal economic and operating conditions can resume. If the severity of the COVID-19 pandemic worsens, additional actions may be taken by federal, state, and local governments to contain COVID-19 or treat its impact, including additional shelter-in-place orders. There can be no assurance that any efforts by the Company to address the adverse impacts of the COVID-19 pandemic will be effective. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future. For instance, changes in the behavior of customers, businesses and their employees as a result of the COVID-19 pandemic, including social distancing practices, even after formal restrictions have been lifted, are unknown. Furthermore, the financial condition of our customers and vendors may be adversely impacted, which may result in a decrease in the demand for our products, the inability and our franchisees’ ability to operate store locations or a disruption our supply chain. Any of these events may, in turn, have a material adverse impact our business, results of operations and financial condition.

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities of the Company which were not previously reported in a Current Report on Form 8-K for the period covered by this quarterly report.

SHARE REPURCHASES

Our Board of Directors has authorized up to $10.0 million for share repurchases. This authorization has no specific expiration date and cash proceeds from stock option exercises increase the amount of the authorization. In addition, the Board of Directors authorized an AD repurchase program, which reduces the amount of the share repurchase authorization on a dollar-for-dollar basis. Shares repurchased from option exercises and RSUs vesting that are net-share settled by us and shares repurchased in privately negotiated transactions are not considered share repurchases under this authorization. As part of the AD repurchase program, the Company expended $3.2 million during the six months ended June 27, 2020.

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

10.2
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

10.3
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

10.4
Amendment Number One to Loan and Security Agreement, dated as of May 22, 2020, by and among Vitamin Shoppe Industries LLC and each of its subsidiaries named therein, as borrowers, Valor Acquisition, LLC, as a guarantor, the lenders named therein and GACP Finance Co., LLC, as agent (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed May 29, 2020).
X

10.5
Amendment Number One to Second Amended and Restated Loan and Security Agreement, dated as of May 22, 2020, by and among Vitamin Shoppe Industries LLC and each of its subsidiaries named therein, as borrowers, Valor Acquisition, LLC, as a guarantor, and JPMorgan Chase Bank, N.A., as agent and a lender (incorporated by reference to Exhibit 10.2 to Form 8-K, File No. 001-35588 filed May 29, 2020).
X

10.6
Underwriting Agreement, dated June 25, 2020, by and between Franchise Group, Inc. and B. Riley FBR, Inc., as representative of the several underwriters (incorporated by reference to Exhibit 1.1 to Form 8-K, File No. 001-35588 filed June 30, 2020).
X

10.6.1
Amendment Number One, dated as of July 25, 2020, to Underwriting Agreement, dated June 25, 2020, by and between Franchise Group, Inc. and B. Riley FBR, Inc., as representative of the several underwriters (incorporated by reference to Exhibit 1.1 to Form 8-K, File No. 001-35588 filed July 30, 2020).
X

10.7
Senior Secured Super Priority Debtor-In-Possession Delayed Draw Term Loan Agreement, dated as of July 10, 2020, by and among Franchise Group, Inc., Tuesday Morning Corporation, Tuesday Morning, Inc. and each of the subsidiaries of Tuesday Morning Corporation and Tuesday Morning, Inc. named therein (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed July 10, 2020).
X

31.1 (1)	Certification of Chief Executive Officer	X

31.2 (1)	Certification of Chief Financial Officer	X

32.1(1)	Section 1350 Certification (Chief Executive Officer)	X

32.2(1)	Section 1350 Certification (Chief Financial Officer)	X

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2020, formatted in Inline XBRL, filed herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Condensed Consolidated Statements of Stockholders’ Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements
X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2020, formatted in Inline XBRL (included with Exhibit 101)	X
(1) This exhibit is furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANCHISE GROUP, INC. (Registrant)

August 5, 2020	By:	/s/ Brian R. Kahn
Brian R. Kahn Chief Executive Officer and Director (Principal Executive Officer)

August 5, 2020	By:	/s/ Eric F. Seeton
Eric F. Seeton Chief Financial Officer (Principal Financial and Accounting Officer)