Form 10-Q
period 2020-09-26
Franchise Group, Inc.
filed 2020-11-04
CIK 1528930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 26, 2020

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
(757) 493-8855
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $.01 per share	FRG	NASDAQ Global Market
7.50% Series A Cumulative Preferred Stock, par value $0.01 per share and liquidation preference of $25.00 per share	FRGAP	NASDAQ Global Market

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the registrant's common stock, par value $0.01 value per share, as of November 2, 2020 was 40,087,792 shares.

FRANCHISE GROUP, INC. AND SUBSIDIARIES

Form 10-Q for the Quarterly Period Ended September 26, 2020

PART I. FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS (UNAUDITED)

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands, except share count and per share data)	September 26, 2020	December 28, 2019
Assets	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$179,932	$39,581
Current receivables, net	84,277	79,693
Inventories, net	319,545	300,312
Other current assets	22,845	20,267
Total current assets	606,599	439,853
Property, equipment, and software, net	143,512	150,147
Non-current receivables, net	16,095	18,638
Goodwill	469,788	134,301
Intangible assets, net	145,478	77,590
Operating lease right-of-use assets	516,398	462,610
Other non-current assets	14,634	15,406
Total assets	$1,912,504	$1,298,545
Liabilities and Stockholders' Equity
Current liabilities:
Current installments of long-term obligations	$112,374	$218,384
Current operating lease liabilities	131,685	107,680
Accounts payable and accrued expenses	257,387	158,995
Other current liabilities	36,461	16,409
Total current liabilities	537,907	501,468
Long-term obligations, excluding current installments	516,353	245,236
Non-current operating lease liabilities	412,613	394,307
Other non-current liabilities	37,099	5,773
Total liabilities	1,503,972	1,146,784

Stockholders' equity:
Common stock, $0.01 par value per share, 180,000,000 and 180,000,000 shares authorized, 40,056,665 and 18,250,225 shares issued and outstanding at September 26, 2020 and December 28, 2019, respectively	401	183
Preferred Stock, $0.01 par value per share, 20,000,000 and 20,000,000 shares authorized, 1,200,000 and 1,886,667 shares issued and outstanding at September 26, 2020 and December 28, 2019, respectively	12	19
Additional paid-in capital	386,030	108,339
Accumulated other comprehensive loss, net of taxes	(1,838)	(1,538)
Retained earnings	23,927	18,388
Total equity attributable to Franchise Group, Inc.	408,532	125,391
Non-controlling interest	—	26,370
Total equity	408,532	151,761
Total liabilities and equity	$1,912,504	$1,298,545

See accompanying notes to condensed consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except share count and per share data)	September 26, 2020	September 30, 2019	September 26, 2020	September 30, 2019
Revenues:
Product	$500,462	$557	$1,440,677	$557
Service and other	33,126	10,284	164,508	129,942
Rental	17,404	8,079	51,000	8,079
Total revenues	550,992	18,920	1,656,185	138,578
Operating expenses:
Cost of revenue:
Product	296,920	438	862,320	438
Service and other	678	—	2,135	—
Rental	5,877	3,048	17,327	3,048
Total cost of revenue	303,475	3,486	881,782	3,486
Selling, general, and administrative expenses	228,194	40,481	697,670	110,928
Total operating expenses	531,669	43,967	1,579,452	114,414
Income (loss) from operations	19,323	(25,047)	76,733	24,164
Other expense:
Other	(1,229)	(1)	(5,293)	(101)
Interest expense, net	(26,264)	(2,755)	(83,642)	(4,225)
Income (loss) before income taxes	(8,170)	(27,803)	(12,202)	19,838
Income tax expense (benefit)	427	(4,339)	(43,561)	10,367
Net income (loss)	(8,597)	(23,464)	31,359	9,471
Less: Net (income) loss attributable to non-controlling interest	—	8,578	(2,090)	8,578
Net income (loss) attributable to Franchise Group, Inc.	$(8,597)	$(14,886)	$29,269	$18,049

Net income (loss) per share of common stock:
Basic	$(0.22)	$(0.93)	$0.89	$1.23
Diluted	(0.22)	(0.93)	0.88	1.22

Weighted-average shares outstanding:
Basic	39,692,384	15,997,041	32,679,576	14,712,297
Diluted	39,692,384	15,997,041	32,961,905	14,770,973

See accompanying notes to condensed consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	September 26, 2020	September 30, 2019	September 26, 2020	September 30, 2019
Net income (loss)	$(8,597)	$(23,464)	$31,359	$9,471
Other comprehensive income (loss)
Unrealized loss on interest rate swap agreement, net of taxes of $2, $(8), $(29) and $(29), respectively	(39)	(21)	(119)	(75)
Foreign currency translation adjustment	303	41	(188)	382
Forward contracts related to foreign currency exchange rates	1	—	7	—
Other comprehensive income (loss)	265	20	(300)	307
Comprehensive income (loss)	(8,332)	(23,444)	31,059	9,778
Less: comprehensive (income) loss attributable to non-controlling interest	—	8,569	(1,915)	8,569
Comprehensive income (loss) attributable to Franchise Group, Inc.	$(8,332)	$(14,875)	$29,144	$18,347

 See accompanying notes to condensed consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Three Months Ended September 26, 2020
(In thousands)	Common stock shares	Common stock	Preferred stock shares	Preferred stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Total Franchise Group equity	Non-controlling interest	Total equity
Balance at June 28, 2020	35,186	$352	—	$—	$249,525	$(2,103)	$42,935	$290,709	$—	$290,709
Net loss	—	—	—	—	—	—	(8,597)	(8,597)	—	(8,597)
Total other comprehensive income	—	—	—	—	—	265	—	265	—	265
Exercise of stock options	28	1	—	—	333	—	—	334	—	334
Stock-based compensation expense, net	13	—	—	—	1,945	—	—	1,945	—	1,945
Issuance of common stock	4,830	48	—	—	105,873	—	—	105,921	—	105,921
Issuance of Series A Preferred Stock	—	—	1,200	12	28,354	—	—	28,366	—	28,366
Common dividend declared ($0.25 per share)	—	—	—	—	—	—	(10,242)	(10,242)	—	(10,242)
Preferred dividend declared ($0.14 per share)	—	—	—	—	—	—	(169)	(169)	—	(169)
Balance at September 26, 2020	40,057	$401	1,200	$12	$386,030	$(1,838)	$23,927	$408,532	$—	$408,532

	Nine Months Ended September 26, 2020
(In thousands)	Common stock shares	Common stock	Preferred stock shares	Preferred stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Total Franchise Group equity	Non-controlling interest	Total equity
Balance at December 29, 2019	18,250	$183	1,887	$19	$108,339	$(1,538)	$18,388	$125,391	$26,370	$151,761
Changes and distributions of non-controlling interest in New Holdco	—	—	—	—	23,744	(175)	—	23,569	(25,927)	(2,358)
Net income	—	—	—	—	—	—	29,269	29,269	2,090	31,359
Total other comprehensive loss	—	—	—	—	—	(125)	—	(125)	(175)	(300)
Exercise of stock options	50	1	—	—	520	—	—	521	—	521
Stock-based compensation expense, net	31	—	—	—	6,209	—	—	6,209	—	6,209
Issuance of common stock	12,292	123	—	—	228,892	—	—	229,015	—	229,015
Issuance of Series A Preferred Stock	—	—	1,200	12	28,354	—	—	28,366	—	28,366
Conversion of preferred to common stock	9,434	94	(1,887)	(19)	(10,028)	—	—	(9,953)	—	(9,953)
Common dividend declared ($0.25 per share)	—	—	—	—	—	—	(25,919)	(25,919)	—	(25,919)
Preferred dividend declared ($0.14 per share)	—	—	—	—	—	—	(169)	(169)	—	(169)
Adjustment	—	—	—	—	—	—	2,358	2,358	(2,358)	—
Balance at September 26, 2020	40,057	$401	1,200	$12	$386,030	$(1,838)	$23,927	$408,532	$—	$408,532

See accompanying notes to condensed consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Three Months Ended September 30, 2019
(In thousands)	Common stock shares	Common stock	Preferred stock shares	Preferred stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Total Franchise Group equity	Non-controlling interest	Total equity
Balance at July 1, 2019	14,100	$141	—	$—	$13,183	$(1,732)	$85,290	$96,882	$—	$96,882
Cumulative effect of adopted accounting standards, net	—	—	—	—	—	—	—	—	—	—
Changes and distributions of non-controlling interest in New Holdco LLC	—	—	—	—	(64,142)	—	—	(64,142)	64,142	—
Net loss	—	—	—	—	—	—	(14,886)	(14,886)	(8,578)	(23,464)
Buddy's Acquisition - issuance of Preferred Stock and New Holdco LLC units	—	—	1,617	16	96,984	—	—	97,000	—	97,000
Buddy's Partners Asset Acquisition - issuance of Preferred Stock and New Holdco LLC units	—	—	270	3	16,197	—	—	16,200	—	16,200
Total other comprehensive income	—	—	—	—	—	11	—	11	9	20
Exercise of stock options	100	1	—	—	1,060	—	—	1,061	—	1,061
Stock-based compensation, net	—	—	—	—	292	—	—	292	—	292
Issuance of common stock	2,083	21	—	—	24,979	—	—	25,000	—	25,000
Balance at September 30, 2019	16,283	$163	1,887	$19	$88,553	$(1,721)	$70,404	$157,418	$55,573	$212,991

	Nine Months Ended September 30, 2019
(In thousands)	Common stock shares	Common stock	Preferred stock shares	Preferred stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Total Franchise Group equity	Non-controlling interest	Total equity
Balance at January 1, 2019	14,044	$140	—	$—	$12,091	$(2,019)	$52,029	$62,241	$—	$62,241
Cumulative effect of adopted accounting standards, net	—	—	—	—	—	—	322	322	—	322
Changes and distributions of non-controlling interest in New Holdco LLC	—	—	—	—	(64,142)	—	—	(64,142)	64,142	—
Net income	—	—	—	—	—	—	18,049	18,049	(8,578)	9,471
Buddy's Acquisition - issuance of Preferred Stock and New Holdco LLC units	—	—	1,617	16	96,984	—	—	97,000	—	97,000
Buddy's Partners Asset Acquisition - issuance of Preferred Stock and New Holdco LLC units	—	—	270	3	16,197	—	—	16,200	—	16,200
Total other comprehensive income	—	—	—	—	—	298	—	298	9	307
Cancellation of common stock	(9)	—	—	—	(88)	—	—	(88)	—	(88)
Exercise of stock options	114	1	—	—	1,213	—	—	1,214	—	1,214
Stock-based compensation, net	51	1	—	—	1,319	—	—	1,320	—	1,320
Issuance of common stock	2,083	21	—	—	24,979	—	—	25,000	—	25,000
RSU dividend accrual	—	—	—	—	—	—	4	4	—	4
Balance at September 30, 2019	16,283	$163	1,887	$19	$88,553	$(1,721)	$70,404	$157,418	$55,573	$212,991

See accompanying notes to condensed consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
(In thousands)	September 26, 2020	September 30, 2019
Operating Activities
Net income	$31,359	$9,471
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	3,412	6,401
Depreciation, amortization and impairment charges	51,254	12,239
Amortization of deferred financing costs	28,703	1,013
Loss on disposal of fixed assets	75	703
Stock-based compensation expense	6,294	1,339
Gain on bargain purchases and sales of Company-owned offices	(1,761)	(438)
Deferred income taxes	7,851	706
Change in
Accounts, notes, and interest receivable	(2,223)	10,054
Income taxes	(23,721)	8,977
Other assets	3,971	(1,076)
Accounts payable and accrued expenses	38,884	7,693
Inventory	79,967	579
Deferred revenue	5,649	(3,394)
Net cash provided by operating activities	229,714	54,267
Investing Activities
Issuance of operating loans to franchisees and area developers	(30,368)	(51,484)
Payments received on operating loans to franchisees and area developers	50,064	66,303
Purchases of Company-owned offices, area developer rights, and acquired customer lists	(4,830)	(2,232)
Proceeds from sale of Company-owned offices and area developer rights	1,118	22
Acquisition of business, net of cash acquired	(353,423)	(26,443)
Proceeds from sale of property, equipment, and software	1,474	—
Purchases of property, equipment, and software	(26,702)	(1,183)
Net cash used in investing activities	(362,667)	(15,017)
Financing Activities
Proceeds from the exercise of stock options	520	1,214
Dividends paid	(19,167)	—
Non-controlling interest distribution	(4,716)	—
Repayment of other long-term obligations	(455,811)	(16,213)
Borrowings under revolving credit facility	174,665	121,874
Repayments under revolving credit facility	(218,260)	(186,099)
Issuance of common stock	198,003	25,000
Issuance of preferred stock	28,366	—
Payment for debt issue costs	(16,673)	(4,382)
Issuance of debt	586,000	105,000
Cash paid for taxes on exercises/vesting of stock-based compensation	(85)	(20)
Net cash provided by financing activities	272,842	46,374
Effect of exchange rate changes on cash, net	(142)	111
Net increase in cash equivalents and restricted cash	139,747	85,735
Cash, cash equivalents and restricted cash at beginning of period	45,146	3,981
Cash, cash equivalents and restricted cash at end of period	$184,893	$89,716
Supplemental Cash Flow Disclosure
Cash paid for taxes, net of refunds	$944	$84
Cash paid for interest	$41,226	$1,484
Accrued capital expenditures	$3,633	$478
Deferred financing costs from issuance of common stock	$31,013	$—
Tax receivable agreement included in other long-term liabilities	$17,156	$—

See accompanying notes to condensed consolidated financial statements.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

(In thousands)	September 26, 2020	September 30, 2019
Cash and cash equivalents	$179,932	$89,716
Restricted cash included in other non-current assets	4,961	—
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$184,893	$89,716

Amounts included in other non-current assets represent those required to be set aside by a contractual agreement with an insurer for the payment of specific workers’ compensation claims.

FRANCHISE GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 26, 2020 and September 30, 2019

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

Segment Information

The Company currently operates in four reportable segments: Liberty Tax, Buddy’s, Vitamin Shoppe and American Freight. Sears Outlet, which was rebranded as American Freight Outlet following the acquisition of American Freight, is included in the American Freight segment. The Liberty Tax segment provides income tax services in the United States of America (the "U.S.") and Canada. The Buddy's segment is a specialty retailer engaged in the business of leasing and selling consumer electronics, residential furniture, appliances and household accessories. The Vitamin Shoppe segment is an omni-channel specialty retailer and wellness lifestyle company with the mission of providing customers with the most trusted products, guidance and services to help them become their best selves. The Vitamin Shoppe segment offers a comprehensive assortment of nutritional solutions, including vitamins, minerals, specialty supplements, herbs, sports nutrition, homeopathic remedies, green living products, and natural beauty aids through proprietary brands. The American Freight segment operates under the American Freight and American Freight Outlet banners. American Freight is a retail chain offering brand-name furniture, mattresses, appliances and home accessories at discount prices. American Freight provides in-store and online access to purchase new, one-of-a-kind, out-of-box, discontinued, obsolete, reconditioned, overstocked, scratched and dented household appliances and unbranded furniture and mattresses at value prices.

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information.  The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required only in annual financial statements. The Company changed its fiscal year end from April 30 to the Saturday closest to December 31st of each year, resulting in an 8-month transition period from May 1, 2019 to December 28, 2019. The consolidated balance sheet data as of December 28, 2019 was derived from the Company’s Transition Report on Form 10-K/T, filed with the U.S. Securities and Exchange Commission (the "SEC") on April 24, 2020 (the "2019 Transition Report"). The Company has provided unaudited historical financial information that was not previously presented for the three and nine months ended September 30, 2019 for comparison purposes.

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

•
Service and other revenues: These include royalties and advertising fees from franchisees, fees from the sales of franchises and area developer ("AD") territories, financial products, interest income from loans to franchisees and ADs, tax preparation services in the Company-owned stores, electronic filing fees, services and extended-service plans and financing programs. Commissions earned on services are presented net of related costs because the Company is acting as an agent in arranging the services for the customer and does not control the services being rendered. The Company recognizes revenue on the commissions on extended-service plans when it transfers control of the related goods to the customer. The Company recognizes franchise fee and AD fee revenue for the sales of individual territories on a straight-line basis over the initial contract term when the obligations of the Company to prepare the franchisee and AD for operation are substantially complete, not to exceed the estimated amount of cash to be received. Royalties and advertising fees are recognized as franchise territories generate sales. Tax return preparation fees and financial products revenue are recognized as revenue in the period in which related tax return is filed for the customer. Discounts for promotional programs are recorded at the time the return is filed and are recorded as reductions to revenues. Interest income on notes receivable is recognized based on the outstanding principal note balance less unrecognized revenue unless it is put on non-accrual status. Interest income on the unrecognized revenue portion of notes receivable is recognized when received. For accounts receivable, interest income is recognized based on the outstanding receivable balance over 30 days old, net of an allowance.

•
Rental revenues: The Company provides merchandise, consisting of consumer electronics, computers, residential furniture, appliances, and household accessories to its customers pursuant to rental-purchase agreements which provide for weekly, semi-monthly or monthly non-refundable rental payments. The average rental term is twelve to eighteen months and the Company maintains ownership of the lease merchandise until all payment obligations are satisfied under sales and lease ownership agreements. Customers have the option to purchase the leased goods at any point in the lease term. Customers can terminate the agreement at the end of any rental term without penalty. Therefore, rental transactions are accounted for as operating leases and rental revenue is recognized over the rental term. Cash received prior to the beginning of the lease term is recorded as deferred revenue. Revenue related to various reinstatement or late fees are recognized when paid by the customer. The Company offers additional product plans along with rental agreements that provide customers with liability protection against significant damage or loss of a product, and club membership benefits, including various discount programs, product services and replacement benefits in the event merchandise is damaged or lost. Customers renew product plans in conjunction with their rental term renewals and can cancel the plans at any time. Revenue for product plans is recognized over the term of the plan.

Leases

The Company's lease portfolio primarily consists of leases for its retail store locations, office space and distribution centers. The Company also leases certain office equipment under finance leases. The finance lease right of use assets are included in Property, equipment and software and the finance lease liabilities are included in current installments of long-term obligations, and long-term obligations. The finance leases are immaterial to the financial statements. The Company subleases some of its real estate and equipment leases. The Company determines if an arrangement is a lease at inception by evaluating whether the arrangement conveys the right to use an identified asset and whether the Company obtains substantially all of the economic benefits from and has the ability to direct the use of the asset. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets; the Company recognizes expense for these leases on a straight-line basis over the lease term. For leases with an initial term in excess of 12 months, lease right-of-use assets and lease liabilities are recognized based on the present value of the future lease payments over the committed lease term at the lease commencement date. The Company’s leases do not provide an implicit rate; therefore, the Company uses its incremental borrowing rate and the information available at the lease commencement date in determining the present value of future lease payments. Most leases include one or more options to renew and the exercise of renewal options is at the Company’s sole discretion. The Company does not include renewal options in its determination of the lease term unless the renewals are deemed to be reasonably certain at lease commencement. Operating lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company uses the long-lived assets impairment guidance in ASC Subtopic 360-10, “Property, Plant, and Equipment - Overall,” to determine whether a right-of-use asset is impaired, and if so, the amount of the impairment loss to recognize.

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

Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13, "Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which changes how companies will measure credit losses for most financial assets and certain other instruments that aren't measured at fair value through net income. The standard replaces the "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost (which generally will result in the earlier recognition of allowances for losses) and requires companies to record allowances for available-for-sale debt securities, rather than reduce the carrying amount. In addition, companies will have to disclose significantly more information, including information used to track credit quality by year of origination, for most financing receivables. The ASU should be applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the standard is effective. The ASU is effective for the Company for the fiscal year beginning December 25, 2022. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This standard eliminates Step 2 from the goodwill impairment test. Instead, an entity should compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The ASU is effective for the Company for the fiscal year beginning December 25, 2022. The Company is currently evaluating the impact of the adoption of this standard to its consolidated financial statements.

The London Interbank Offered Rate (“LIBOR”) is scheduled to be discontinued on December 31, 2021. In an effort to address the various challenges created by such discontinuance, the FASB issued an amendment to existing guidance, ASU No. 2020-04, "Reference Rate Reform." The amended guidance is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, borrowings) necessitated by the reference rate reform. It also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by the reference rate reform. Application of the guidance in the amendment is optional, is only available in certain situations, and is only available for companies to apply until December 31, 2022. The Company is currently evaluating the impacts of reference rate reform and the new guidance on its consolidated financial statements.

(2) Acquisitions

American Freight Acquisition

On February 14, 2020, the Company completed its acquisition of American Freight (the "American Freight Acquisition"). The Company accounted for the transaction as a business combination using the acquisition method of accounting in accordance with ASC 805 - "Business Combinations." The preliminary fair value of the consideration transferred at the acquisition date was $357.3 million. As of September 26, 2020, $9.9 million of acquisition fees had been incurred that are recorded in selling, general and administrative expenses.

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

The property, equipment and software consists of leasehold improvements of $7.6 million, office furniture, fixtures and equipment of $2.2 million, computer hardware and software of $1.1 million and construction in progress of $0.2 million.

Vitamin Shoppe

On December 16, 2019, the Company completed the acquisition of Vitamin Shoppe (the "Vitamin Shoppe Acquisition") for an aggregate purchase price of $161.8 million. The Company accounted for the transaction as a business combination using the acquisition method of accounting. In the nine months ended September 26, 2020, the preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed were adjusted which resulted in a decrease in goodwill of $5.0 million.

Sears Outlet Acquisition

On October 23, 2019, the Company completed the acquisition of the Sears Outlet business from Sears Hometown and Outlet Stores, Inc. (the "Sears Outlet Acquisition") for an aggregate purchase price of $128.8 million. The Company accounted for the transaction as a business combination using the acquisition method of accounting. In the nine months ended September

26, 2020, the preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed were adjusted which resulted in an increase in goodwill of $3.6 million.

Buddy's Acquisition

On July 10, 2019, the Company completed the acquisition of Buddy's for an enterprise value of approximately $122.0 million (the "Buddy's Acquisition"). The Company accounted for the transaction as a business combination using the acquisition method of accounting. In the nine months ended September 26, 2020, the preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed were adjusted which resulted in an increase in goodwill of $2.1 million.

Pro forma financial information

The following unaudited consolidated pro forma summary has been prepared by adjusting the Company's historical data to give effect to the American Freight Acquisition, Vitamin Shoppe Acquisition, Sears Outlet Acquisition and Buddy's Acquisition as if they had occurred on May 1, 2018.

	Pro forma (Unaudited)
	Three Months Ended		Nine Months Ended
(In thousands)	September 26, 2020	September 30, 2019	September 26, 2020	September 30, 2019
Revenue	$550,992	$493,504	$1,704,844	$1,711,954
Net income	(5,201)	(25,468)	59,133	7,728

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

(3) Accounts and Notes Receivable

Current and non-current receivables, as of September 26, 2020 and December 28, 2019 are presented in the condensed consolidated balance sheets as follows:

(In thousands)	September 26, 2020	December 28, 2019
Accounts receivable, net	$48,788	$44,333
Notes receivable	13,975	37,994
Interest receivable, net	2,289	3,132
Income tax receivable	27,014	3,356
Allowance for doubtful accounts	(7,789)	(9,122)
Current receivables, net	84,277	79,693
Notes receivable - non-current	16,691	19,501
Allowance for doubtful accounts - non-current	(596)	(863)
Non-current receivables, net	16,095	18,638
Total receivables	$100,372	$98,331

The Company provides and facilitates select financing to ADs and franchisees for the purchase of franchises, areas and operating loans for working capital and equipment needs. The franchise-related notes generally are payable over five years and the operating loans generally are due within one year. Most notes bear interest at 12%.

Most of the notes receivable are due from the Company's ADs and franchisees and are collateralized by the underlying franchise and when the AD or franchise is an entity, are guaranteed by the owners of the respective entity. The debtors' ability to repay the notes is dependent upon both the performance of the franchisee's industry as a whole and the individual franchise or AD areas.

Analysis of Past Due Receivables

The breakdown of accounts and notes receivable past due at September 26, 2020 was as follows:

(In thousands)	Past due	Current	Interest receivable, net	Total receivables
Accounts receivable	$31,302	$17,486	$—	$48,788
Notes and interest receivable, net (1)	9,454	21,212	2,289	32,955
Total accounts, notes and interest receivable	$40,756	$38,698	$2,289	$81,743

(1) Interest receivable is shown net of an allowance for uncollectible interest of $2.5 million.

Accounts receivable are considered to be past due if unpaid 30 days after billing, and notes receivable are considered past due if unpaid 90 days after the due date. If it is determined the likelihood of collecting substantially all of the notes and accrued interest is not probable, the notes are put on non-accrual status. The Company’s investment in notes receivable on non-accrual status was $9.5 million and $8.5 million at September 26, 2020 and December 28, 2019, respectively. Payments received on notes in non-accrual status are applied to the principal until the note is current and then to interest income. Non-accrual notes that are paid current and expected to remain current are moved back into accrual status during the next annual review.

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

Activity in the allowance for doubtful accounts for the three and nine months ended September 26, 2020 and September 30, 2019 was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 26, 2020	September 30, 2019	September 26, 2020	September 30, 2019
Balance at beginning of period	$10,678	$11,860	$9,985	$12,353
Provision for doubtful accounts	(99)	1,641	3,425	6,411
Write-offs and reduction from repurchases of franchises	(2,244)	(4,173)	(4,994)	(9,508)
Foreign currency adjustment	50	(27)	(31)	45
Balance at end of period	$8,385	$9,301	$8,385	$9,301

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

On July 10, 2020, the Company entered into a Senior Secured Super Priority Debtor-In-Possession Delayed Draw Term Loan Agreement (the “DIP DDTL Agreement”) with Tuesday Morning Corporation (“Tuesday Morning”) and certain of its direct and indirect subsidiaries.  Pursuant to the DIP DDTL Agreement, the Company agreed to lend Tuesday Morning up to an aggregate principal amount of $25 million in the form of delayed draw term loans (the “DIP Term Facility”).  The DIP Term Facility is guaranteed by certain of Tuesday Morning's direct and indirect subsidiaries and secured on a super priority basis by real estate assets owned by Tuesday Morning, including its corporate headquarters and warehouse/distribution complex located in Dallas, Texas.  The DIP Term Facility will mature on April 10, 2021, which maturity may be extended, subject to payment of an extension fee to the Company, for an additional three months at the election of Tuesday Morning.  The DIP Term Facility will bear interest at a rate per annum based on 3-month LIBOR (with a 1.00% LIBOR floor), plus an interest rate margin of 5.0% (subject to further increase of 2.0% upon the occurrence of an event of default). The DIP Term Facility is being provided in connection with Tuesday Morning’s Chapter 11 bankruptcy cases. As of September 26, 2020, there had been no borrowings under the DIP Term Facility.

(4) Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended September 26, 2020 and the transition period ended December 28, 2019 were as follows:

(In thousands)	September 26, 2020	December 28, 2019
Balance at beginning of period	$134,301	$6,566
Acquisitions of assets from franchisees and third parties	920	3,658
Buddy's Acquisition	—	75,038
Buddy's Partners Asset Acquisition	—	7,217
A-Team Leasing Acquisition	—	6,287
Sears Outlet Acquisition	—	31,028
American Freight Acquisition	335,472	—
Vitamin Shoppe Acquisition	—	4,951
Disposals and foreign currency changes, net	(1,660)	(444)
Purchase price reallocation	792	—
Impairments	(37)	—
Balance at end of period	$469,788	$134,301

Components of intangible assets as of September 26, 2020 and December 28, 2019 were as follows:

	September 26, 2020
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Tradenames (1)	$94,300	$(100)	$94,200
Customer contracts	12,700	(2,521)	10,179
Franchise agreements and non-compete agreements	10,581	(1,302)	9,279
Customer lists	4,120	(2,698)	1,422
Reacquired rights	10,241	(2,249)	7,992
AD rights	39,237	(16,831)	22,406
Total intangible assets	$171,179	$(25,701)	$145,478

(1) $70.2 million, $11.1 million and $12.0 million of tradenames were acquired in the American Freight Acquisition, Buddy's Acquisition and Vitamin Shoppe Acquisition, respectively. These tradenames have an indefinite life and they are tested for impairment on an annual basis.

	December 28, 2019
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Tradenames (1)	$23,534	$(72)	$23,462
Customer contracts	12,736	(886)	11,850
Franchise agreements and non-compete agreements	10,609	(486)	10,123
Customer lists	4,338	(2,559)	1,779
Reacquired rights	11,577	(2,053)	9,524
AD rights	37,263	(16,411)	20,852
Total intangible assets	$100,057	$(22,467)	$77,590

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

The following represents the disaggregated revenue by reportable segments for the three and nine months ended September 26, 2020:

	September 26, 2020
	Vitamin Shoppe		American Freight		Liberty Tax		Buddy's
(In thousands)	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Retail sales	$266,965	$780,588	$231,959	$655,311	$—	$—	$1,538	$4,778
Total product revenue	266,965	780,588	231,959	655,311	—	—	1,538	4,778
Franchise fees	—	—	—	—	188	915	8	20
Area developer fees	—	—	—	—	1,607	3,076	—	—
Royalties and advertising fees	—	—	—	—	7,346	55,410	2,517	7,346
Financial products	—	—	6,775	8,066	1,328	31,200	—	—
Interest income	—	—	315	987	356	3,254	—	—
Assisted tax preparation fees, net of discounts	—	—	—	—	559	15,477	—	—
Electronic filing fees	—	—	—	—	219	2,619	—	—
Agreement, club and damage waiver fees	—	—	—	—	—	—	3,436	10,124
Warranty revenue	—	—	4,775	13,754	—	—	—	—
Other revenues	—	—	1,388	4,268	1,697	6,041	612	1,951
Total service revenue	—	—	13,253	27,075	13,300	117,992	6,573	19,441
Rental revenue, net	—	—	—	—	—	—	17,404	51,000
Total rental revenue	—	—	—	—	—	—	17,404	51,000
Total revenue	$266,965	$780,588	$245,212	$682,386	$13,300	$117,992	$25,515	$75,219

The following represents the disaggregated revenue by reportable segments for the three and nine months ended September 30, 2019:

	September 30, 2019
	Vitamin Shoppe		American Freight		Liberty Tax		Buddy's
(In thousands)	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Retail sales	$—	$—	$—	$—	$—	$—	$557	$557
Total product revenue	—	—	—	—	—	—	557	557
Franchise fees	—	—	—	—	450	1,943	—	—
Area developer fees	—	—	—	—	920	2,618	—	—
Royalties and advertising fees	—	—	—	—	933	61,831	2,453	2,453
Financial products	—	—	—	—	297	33,172	—	—
Interest income	—	—	—	—	1,137	5,966	—	—
Assisted tax preparation fees, net of discounts	—	—	—	—	237	12,227	—	—
Electronic filing fees	—	—	—	—	32	2,977	—	—
Agreement, club and damage waiver fees	—	—	—	—	—	—	1,693	1,693
Other revenues	—	—	—	—	1,408	4,338	724	724
Total service revenue	—	—	—	—	5,414	125,072	4,870	4,870
Rental revenue, net	—	—	—	—	—	—	8,079	8,079
Total rental revenue	—	—	—	—	—	—	8,079	8,079
Total revenue	$—	$—	$—	$—	$5,414	$125,072	$13,506	$13,506

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

(In thousands)	September 26, 2020	December 28, 2019
Notes receivable	$30,667	$57,495
Deferred revenue	34,236	10,519

Significant changes in deferred revenue were as follows:

	Three Months Ended	Nine Months Ended
(In thousands)	September 26, 2020	September 26, 2020
Deferred revenue at beginning of period	$35,982	$10,519
Revenue recognized during the period	(23,541)	(39,744)
Deferred revenue from acquisitions and purchase price adjustments	—	14,056
New deferred revenue during the period	21,795	49,405
Deferred revenue at end of period	$34,236	$34,236

Anticipated Future Recognition of Deferred Revenue

The following table reflects when deferred revenue is expected to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

(In thousands)	Estimate for Fiscal Year
2020 (1)	$30,173
2021	1,403
2022	1,195
2023	768
2024	138
Thereafter	559
Total	$34,236

(1) Represents deferred revenue expected to be recognized for the remainder of fiscal 2020. The amount does not include deferred revenues recognized for the nine months ended September 26, 2020.

(6) Long-Term Obligations

Long-term obligations at September 26, 2020 and December 28, 2019, were as follows:

(In thousands)	September 26, 2020	December 28, 2019
Revolving credit facilities	$85,665	$129,260
Term loan, net of debt issuance costs	537,970	268,660
Convertible senior notes	60	60,439
Amounts due to former ADs, franchisees and third parties	2,036	1,661
Mortgages	1,725	1,825
Finance lease liabilities	1,271	1,775
Total long-term obligations	628,727	463,620
Less current installments	112,374	218,384
Total long-term obligations, excluding current installments, net	$516,353	$245,236

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

In addition to financing the American Freight acquisition and its related acquisition costs, a portion of the proceeds from the FGNH Credit Agreement and the FGNH ABL Term Loan (as defined below) were used to repay the Buddy’s and Sears Outlet’s term loan for an outstanding amount of $101.6 million and $106.7 million including accrued interest, respectively. The early repayment of the term loans resulted in additional interest expense of $4.6 million for the write-off of deferred financing costs and $4.0 million for a prepayment penalty. The prepayment penalty is recorded in the Other expense line of the consolidated statements of operations for the nine months ended September 26, 2020.

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

Franchise Group New Holdco New ABL Credit Agreement and New ABL Term Loan

On September 23, 2020, the Company, through direct and indirect subsidiaries, entered into an ABL Credit Agreement (the “New ABL Credit Agreement”) with various lenders which provides for a senior secured revolving loan facility (the “New ABL Revolver”) with commitments available to the Company of the lesser of (i) $125.0 million and (ii) a borrowing base based on the eligible credit card receivables, accounts, inventory and revenue due under certain rental agreements, less certain reserves. The New ABL Credit Agreement also includes a $15.0 million swingline subfacility and a $15.0 million letter of credit subfacility. The Company borrowed approximately $32.7 million on September 23, 2020, the proceeds of which were used to prepay certain existing indebtedness under the existing FGNH ABL Credit Agreement (as defined below), to pay fees and expenses in connection with the New ABL Credit Agreement, and for general corporate purposes.

The New ABL Revolver will mature on the earlier of September 23, 2025 and the maturity date under the FGNH Credit Agreement (i.e., February 14, 2025), unless the maturity is accelerated subject to the terms set forth in the New ABL Credit Agreement. Borrowings under the New ABL Revolver will bear interest at either (i) a rate per annum based on LIBOR for an interest period of one, two, three or six months (or, if all applicable twelve months), plus an interest rate margin that ranges from 3.50% to 3.75%, depending on the total leverage ratio of the Company, with a 1.00% LIBOR floor (a “New ABL LIBOR Loan”), or (ii) an alternate base rate determined as provided in the New ABL Credit Agreement, plus an interest rate margin that ranges from 2.50% to 2.75%, depending on the total leverage ratio of the Company, with an effective 2.00% alternate base rate floor (a “New ABL ABR Loan”). Interest on New ABL LIBOR Loans is payable in arrears at the end of each applicable interest period (and, with respect to any six- or twelve-month interest period, at three month intervals after the first day of such interest period), and interest on New ABL ABR Loans is payable in arrears on the first day of each month.

If the sum of the outstanding principal amount of the outstanding loans (including swingline loans) under the New ABL Revolver and the outstanding amount of letter of credit obligations thereunder exceeds the borrowing base, the Company is required to prepay the loans under the New ABL Revolver (including swingline loans) or cash collateralize letters of credit thereunder in the amount of any such excess. The Company is also required to prepay the loans under the New ABL Revolver, subject to the agreements between the New ABL Credit Agreement lenders and the FGNH Credit Agreement lenders, with the net cash proceeds of certain other customary events (subject to certain customary reinvestment rights). The Company may make voluntary prepayments of the loans under the New ABL Revolver from time to time. Amounts repaid may be re-borrowed, subject to compliance with the borrowing base and the other conditions set forth in the New ABL Credit Agreement. The Company may be required to pay LIBOR breakage and redeployment costs in certain limited circumstances. The New ABL Credit Agreement also includes a covenant that availability must not be less than the greater of $12.5 million and 12.5% of the lesser of $125.0 million and the borrowing base. In addition, the New ABL Credit Agreement includes customary events of default, the occurrence of which may require that the Company pay an additional 2.0% interest on the outstanding loans under the New ABL Revolver.

Franchise Group New Holdco ABL Credit Agreement and ABL Term Loan

On February 14, 2020, the Company, through direct and indirect subsidiaries, entered into an ABL credit agreement (the "FGNH ABL Credit Agreement") with various lenders which provided the Company with a $100.0 million credit facility (the “FGNH ABL Term Loan”). On February 14, 2020, the Company borrowed $100.0 million on the FGNH ABL Term Loan to finance the acquisition of American Freight. On September 23, 2020, the Company repaid in full all amounts that were outstanding under the FGNH ABL Term Loan and terminated the FGNH ABL Credit Agreement.

B. Riley ABL Commitment

On May 1, 2020, in connection with the American Freight Acquisition and the ABL Credit Agreement, the Company entered into an Amended and Restated ABL Commitment Letter with B. Riley Financial, Inc. ("B. Riley") pursuant to which B. Riley agreed to provide, subject to the terms and conditions set forth therein, a backstop commitment for a $100 million asset-based lending facility. The ABL Commitment Letter was terminated on September 25, 2020.

Vitamin Shoppe Term Loan

On December 16, 2019 as part of the Vitamin Shoppe Acquisition, the Company, through direct and indirect subsidiaries, entered into a Loan and Security Agreement (the “Vitamin Shoppe Term Loan Agreement”) that provides for a $70.0 million senior secured term loan (the "Vitamin Shoppe Term Loan") which matures on December 16, 2022. On May 22, 2020, the Company purchased $5.3 million of the Vitamin Shoppe Term Loan from one of the participating lenders, which effectively retired that portion of the term loan. On August 13, 2020, the Company repaid in full the remaining balance outstanding under the Vitamin Shoppe Term Loan and terminated the Vitamin Shoppe Term Loan Agreement on August 25, 2020.

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

Compliance with debt covenants

The Company's revolving credit and long-term debt agreements impose restrictive covenants on it, including requirements to meet certain ratios. As of September 26, 2020, the Company was in compliance with all covenants under these agreements and, based on a continuation of current operating results, the Company expects to be in compliance for the remainder of fiscal 2020.

(7) Income Taxes

The Coronavirus, Aid, Relief, and Economic Security, or CARES Act (the “Act”) was enacted on March 27, 2020. The Act retroactively changed the eligibility of certain assets for expense treatment in the year placed in service, back to 2018, and permitted any net operating loss for the tax years 2018, 2019 and 2020 to be carried back for 5 years. The Company recorded a total income tax benefit of $45.6 million through the second quarter associated with the income tax components contained in the Act. As of September 26, 2020, the Company has completed an initial analysis of the tax effects of the Act but continues to monitor developments by federal and state rule making authorities regarding implementation of the Act. The Company has made reasonable estimates of the effects of the Act and will adjust, if needed, as new laws or guidance becomes available.

For the three months ended September 26, 2020 and September 30, 2019, the Company had an effective tax rate of (5.2)% and 15.6%, respectively. For the nine months ended September 26, 2020, the Company recognized an income tax benefit of $43.6 million, which represented an effective tax rate of 357.0%. For the nine months ended September 30, 2019, the Company recognized income tax expense of $10.4 million, which represented an effective tax rate of 52.3%. The income tax benefit for the nine months ended September 26, 2020, included the impact of the enactment of the Act, as discussed above, which is the primary driver of the difference in effective tax rate.

In addition, the impact of the American Freight Acquisition has been considered for the nine months ended September 26, 2020. The Company recorded an additional $11.4 million deferred tax liability to account for cumulative temporary differences resulting from the American Freight Acquisition. These initial amounts recorded in connection with purchase accounting will be adjusted during the measurement periods as the Company gathers information regarding facts and circumstances that existed as of the acquisition date.

The Company has a valuation allowance recorded against its net deferred tax assets of $48.2 million. The Company intends to maintain a valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period in which the release is recorded. However, the exact timing and amount of any reduction in the Company’s valuation allowance are unknown at this time and will be subject to the earnings level it achieves in future periods.

Tax Receivable Agreement

Pursuant to the Company's election under Section 754 of the Internal Revenue Code (the "Code"), the Company expects to obtain an increase in its share of the tax basis in the net assets of New Holdco when New Holdco units are redeemed or exchanged by the non-controlling interest holders and other qualifying transactions. The Company has treated the redemptions and exchanges of New Holdco units by the non-controlling interest holders as direct purchases of New Holdco units for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that it would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

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

During the nine months ended September 26, 2020, the Company acquired an aggregate of 9,433,332 New Holdco units, which resulted in an increase in the tax basis of its investment in New Holdco subject to the provisions of the Tax Receivable Agreement. In the nine months ended September 26, 2020, the Company recognized a total liability in the amount of $17.2 million for the payments due to the redeeming members under the Tax Receivable Agreement ("TRA Payments"), representing 40% of the cash savings it expects to realize from the tax basis increases related to the redemption of New Holdco units. TRA Payments will be made when such TRA related deductions actually reduce the Company’s income tax liability. No payments were made to members of New Holdco pursuant to the Tax Receivable Agreement during the quarter ended September 26, 2020.

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

On June 25, 2020, the Company entered into an Underwriting Agreement (the "Common Stock Underwriting Agreement") with B. Riley FBR, Inc. ("B. Riley FBR") as representative of the underwriters named therein (the “Common Stock Underwriters”) to issue and sell an aggregate of 4,200,000 shares of the Company's common stock in a public offering at a price of $23.25 per share. In addition, the Company granted the Common Stock Underwriters an option to purchase up to an additional 630,000 shares of the Company's common stock for a period of 30 days from June 25, 2020. The offering closed on June 30, 2020 and the net proceeds to the Company from the offering were approximately $92.2 million, after deducting underwriting discounts and estimated offering expenses of approximately $5.4 million. On July 25, 2020, the Company and B. Riley FBR entered into an Amendment No. 1 to the Common Stock Underwriting Agreement to extend the period during which the Company granted the Common Stock Underwriters the option to 35 days from June 25, 2020, or July 30, 2020. On July 30, 2020, the Common Stock Underwriters provided notice to purchase the additional 630,000 shares of the Company's common stock. On August 3, 2020, the Company received proceeds of approximately $13.8 million, net of underwriting discounts of approximately $0.8 million.

On September 15, 2020, the Company entered into an Underwriting Agreement with B. Riley Securities, Inc. (formerly known as B. Riley FBR) (“B. Riley Securities”), as representative of the underwriters named therein (the “Preferred Stock Underwriters”), to issue and sell an aggregate of 1,200,000 shares of the Company’s 7.50% Series A Cumulative Perpetual Preferred Stock, par value $0.01 per share and liquidation preference of $25.00 per share (the “Series A Preferred Stock”), in a public offering at a price to the public of $25.00 per share. The Company also granted the Preferred Stock Underwriters the Option to purchase up to 180,000 additional shares of Series A Preferred Stock for a period of 30 days following September 15, 2020. The offering closed on September 18, 2020, and the net proceeds to the Company from the offering were approximately $28.8 million, after deducting the underwriting discount, the structuring fee and other estimated offering expenses of approximately $1.2 million.

On October 15, 2020, the Preferred Stock Underwriters provided notice to purchase an additional 50,000 shares of the Series A Preferred Stock on the terms and subject to the conditions set forth in the Preferred Stock Underwriting Agreement. The Company received proceeds of approximately $1.2 million, net of expenses of less than $0.1 million.

During the first quarter of 2020, the Company also corrected an immaterial misclassification between retained earnings and non-controlling interest related to distributions declared to the non-controlling interest in the prior year.

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss at September 26, 2020 and December 28, 2019 were as follows:

(In thousands)	September 26, 2020	December 28, 2019
Foreign currency adjustment	$(1,684)	$(1,496)
Interest rate swap agreements, net of tax	(161)	(42)
Forward contracts related to foreign currency exchange rates	7	—
Total accumulated other comprehensive loss	$(1,838)	$(1,538)

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

Preferred Stock

The Company has authorized the issuance of 20.0 million shares of preferred stock. Preferred stock outstanding for the periods ended September 26, 2020 and December 28, 2019 is as follows:

Preferred Stock	September 26, 2020	December 28, 2019
Voting Non-economic Preferred Stock, par value $0.01 per share	—	1,886,667
Series A Preferred Stock, par value $0.01 per share	1,200,000	—
Shares outstanding	1,200,000	1,886,667

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

The computation of basic and diluted net income (loss) per share for the three and nine months ended September 26, 2020 and September 30, 2019 is as follows:

	Three Months Ended September 26, 2020	Three Months Ended September 30, 2019
(In thousands, except for share and per share amounts)	Common Stock	Common Stock
Basic and diluted net loss per share:
Numerator
Allocation of undistributed loss attributable to Franchise Group	$(8,597)	$(14,886)
Less: Preferred dividend declared	169	—
Net loss attributable to Franchise Group common stockholders	(8,766)	(14,886)
Denominator
Weighted-average common stock outstanding	39,692,384	15,997,041

Basic and diluted net loss per share	$(0.22)	$(0.93)

	Nine Months Ended September 26, 2020	Nine Months Ended September 30, 2019
(In thousands, except for share and per share amounts)	Common Stock	Common Stock
Basic net income per share:
Numerator
Allocation of undistributed income attributable to Franchise Group	$29,269	$18,049
Less: Preferred dividend declared	169	—
Net income attributable to Franchise Group common stockholders	29,100	18,049
Denominator
Weighted-average common stock outstanding	32,679,576	14,712,297

Basic net income per share	$0.89	$1.23

Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$29,100	$18,049
Denominator
Number of shares used in basic computation	32,679,576	14,712,297
Weighted-average effect of dilutive securities
Employee stock options and restricted stock units	282,329	58,676
Weighted-average diluted shares outstanding	32,961,905	14,770,973

Diluted net income per share	$0.88	$1.22

(9) Stock Compensation Plans

2019 Omnibus Incentive Plan
In December 2019, the Company's stockholders approved the Company's 2019 Omnibus Incentive Plan (the "2019 Plan"). The 2019 Plan provides for a variety of awards, including stock options, stock appreciation rights, performance units, performance shares, shares of the Company’s common stock, par value $0.01 per share, restricted stock, restricted stock units, incentive awards, dividend equivalent units and other stock-based awards. Awards under the 2019 Plan may be granted to the Company’s eligible employees, directors, or consultants or advisors. The 2019 Plan provides that an aggregate maximum of 5,000,000 shares of common stock are reserved for issuance under the 2019 Plan, subject to adjustment for certain corporate events. At September 26, 2020, 4,071,299 shares of common stock remained available for grant.

Stock Options
Stock option activity during the nine months ended September 26, 2020 was as follows:

	Number of options	Weighted average exercise price
Outstanding at December 28, 2019	460,285	$10.28
Exercised	(50,278)	10.35
Expired or forfeited	(18,598)	11.93
Outstanding at September 26, 2020	391,409	$10.19

Intrinsic value is defined as the fair value of the stock less the cost to exercise. The total intrinsic value of stock options outstanding at September 26, 2020 was $4.8 million. Stock options vest from the date of grant to 3 years after the date of grant and expire from 4 years to 5 years after the vesting date.
Nonvested stock options activity during the nine months ended September 26, 2020 was as follows:

	Nonvested options	Weighted average exercise price
Outstanding at December 28, 2019	215,007	$10.11
Vested	(133,075)	10.46
Expired or forfeited	(18,598)	11.93
Outstanding at September 26, 2020	63,334	$8.83

At September 26, 2020, unrecognized compensation costs related to nonvested stock options was less than $0.1 million. These costs are expected to be expensed through fiscal 2021.
The following table summarizes information about stock options outstanding and exercisable at September 26, 2020:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number	Weighted average exercise price	Weighted average remaining contractual life (in years)	Number	Weighted average exercise price

$0.00 - $10.89	217,500	$8.77	4.5	154,166	$8.74
$10.90 - $12.79	173,909	11.98	3.5	173,909	11.98
	391,409	$10.19		328,075	$10.46

Restricted Stock Units

The Company has awarded restricted stock units to its non-employee directors and certain employees. Restricted stock units are valued at the closing stock price the day preceding the grant date. Compensation costs associated with these restricted shares are amortized on a straight-line basis over the vesting period and recognized as an increase in additional paid-in capital. At September 26, 2020, unrecognized compensation cost related to restricted stock units was $15.1 million. These costs are expected to be recognized through fiscal 2023.

In the nine months ended September 26, 2020, the Company awarded performance restricted stock units with an estimated fair value of $3.7 million to certain officers and employees. Each employee has the opportunity to earn an amount between 0% and 150% of the individual target award contingent on the Company meeting certain performance targets for the period beginning December 28, 2019 and ending on December 31, 2022. Provided the vesting conditions are satisfied, the awards will vest at the end of the performance period. The estimated value is to be expensed over the performance period. The Company recognized $0.6 million of expense related to these performance restricted stock units in the nine months ended September 26, 2020. The estimated fair value of these performance restricted stock units was determined using the Company's closing price on the grant date.

In the nine months ended September 26, 2020, the Company also awarded restricted stock units with a fair value of $3.7 million to certain officers and employees. One-third of the awards will vest each year on the anniversary date of the grant. The Company recognized $0.6 million of expense related to these restricted stock units in the nine months ended September 26, 2020. The Company also awarded restricted stock units with a fair value of $0.7 million to directors of the Company. The awards will vest on the anniversary date of the grant. The Company recognized $0.4 million of expense related to these restricted stock units in the nine months ended September 26, 2020. The fair value of restricted stock units was determined using the Company's closing price on the grant date.

Restricted stock activity during the nine months ended September 26, 2020 was as follows:

	Number of restricted stock units	Weighted average fair value at grant date
Balance at December 28, 2019	671,039	$13.99
Granted	337,713	24.72
Vested	(34,701)	10.75
Canceled	(16,698)	19.49
Balance at September 26, 2020	957,353	$17.80

Stock Compensation Expense

The Company recorded $6.3 million of expense related to stock awards for the nine months ended September 26, 2020.

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

The following tables present, for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis at September 26, 2020 and December 28, 2019.

	September 26, 2020
		Fair value measurements using
(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Recurring assets:
Cash equivalents	$31	$31	$—	$—
Total recurring assets	31	31	—	—
Nonrecurring assets:
Impaired accounts and notes receivable, net of unrecognized revenue and allowance	11,217	—	—	11,217
Total nonrecurring assets	11,217	—	—	11,217
Total recurring and nonrecurring assets	$11,248	$31	$—	$11,217

Liabilities:
Recurring liabilities:
Forward contract related to foreign currency exchange rates	$180	$—	$—	$180
Contingent consideration included in obligations due former ADs, franchisees and others	355	—	—	355
Interest rate swap agreement	161	—	161	—
Total recurring liabilities	$696	$—	$161	$535

	December 28, 2019
		Fair value measurements using
(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Recurring assets:
Cash equivalents	$4,253	$4,253	$—	$—
Total recurring assets	4,253	4,253	—	—
Nonrecurring assets:
Impaired accounts and notes receivable, net of unrecognized revenue	7,310	—	—	7,310
Total nonrecurring assets	7,310	—	—	7,310
Total recurring and nonrecurring assets	$11,563	$4,253	$—	$7,310

Liabilities:
Recurring liabilities:
Contingent consideration included in obligations due to former ADs, franchisees and others	$916	$—	$—	$916
Interest rate swap agreement	58	—	58	—
Total recurring liabilities	$974	$—	$58	$916

The Company's policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1 or 2 recurring fair value measurements for the nine months ended September 26, 2020, as well as the year ended December 28, 2019.

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

Brian Kahn and Andrew Laurence

As of September 26, 2020, Mr. Kahn held approximately 32.5% of the aggregate ownership of the Company's common stock directly or through entities under his control, including Vintage.

Vintage and its affiliates held approximately 19% of the aggregate voting power of the Company through their ownership of common stock as of September 26, 2020. Mr. Kahn and Mr. Laurence, principals of Vintage, are members of the Company's Board of Directors with Mr. Laurence serving as the Company's Chairman of the Board until March 31, 2020. Mr. Kahn is the President and Chief Executive Officer of the Company and Mr. Laurence is an Executive Vice President of the Company.

Stock Subscription Agreement. On January 6, 2020, Vintage affiliates purchased 2,354,000 shares of the Company's common stock for $28.2 million under a subscription agreement dated August 7, 2019 with the Company.

Buddy's Franchises. Mr. Kahn had an equity interest in an entity that owned three Buddy's franchises. The entity sold the franchisees on June 26, 2020 and Mr. Kahn no longer has an interest in any franchises of the Company. Mr. Kahn's brother-in-

law owns seven Buddy's franchisees. All transactions between the Company's Buddy's segment and Mr. Kahn's brother-in-law are conducted on a basis consistent with other franchisees.

Bryant Riley (former director)

Mr. Riley, through controlled entities or affiliates held approximately 11% of the aggregate ownership of the Company's common stock as of September 26, 2020. Mr. Riley was also a member of the Company's Board of Directors from September 2018 through March 2020.

Credit Agreements. On December 16, 2019, the Company entered into the Vitamin Shoppe Term Loan with an entity controlled by Mr. Riley. On February 14, 2020, the Company entered into a $675 million credit facility, which included a $575 million FGNH Credit Agreement and a $100 million FGNH ABL Term Loan with an entity controlled by Mr. Riley acting as the administrative agent. During the nine months ended September 26, 2020, the Company borrowed and repaid an $11.0 million promissory note with an entity controlled by Mr. Riley. On September 23, 2020, the Company repaid in full all amounts that were outstanding under the FGNH ABL Term Loan and terminated the FGNH ABL Credit Agreement.

Stock Subscription Agreements. On February 7, 2020, Mr. Riley, and entities or affiliates of Mr. Riley purchased 669,678 shares of the Company's common stock for $11.4 million under the Equity Financing as defined above in "Note 8. Stockholder's Equity".

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

Backstop ABL Commitment Letter. On May 1, 2020, in connection with our acquisition of American Freight and the ABL Credit Agreement, the Company entered into an ABL Commitment Letter with B. Riley pursuant to which B. Riley agreed to provide, subject to the terms and conditions set forth therein, a backstop commitment for a $100.0 million asset-based lending facility. The ABL Commitment Letter was terminated on September 25, 2020.

Underwritten Offering of Common Stock. On June 30, 2020, the Company completed an underwritten offering of its common stock in which B. Riley FBR, an affiliate of B. Riley, acted as representative of the underwriters. In connection with the offering, B. Riley FBR and the other underwriters in the offering were entitled to an underwriting discount of approximately $5.4 million and reimbursement of certain out-of-pocket expenses incurred in connection with the offering.

Underwritten Offering of Preferred Stock. On September 15, 2020, the Company completed an underwritten offering of its Series A Preferred Stock in which B. Riley Securities, an affiliate of B. Riley, acted as representative of the underwriters. In connection with the offering, B. Riley Securities and the other underwriters in the offering were entitled to an underwriting discount and reimbursement of certain out-of-pocket expenses incurred of approximately $0.9 million and B. Riley Securities was entitled to a structuring fee of $0.3 million.

M. Brent Turner

Mr. Turner is the President and Chief Executive Officer of the Company’s Liberty Tax segment.

Revolution Agreement. The Company entered into a one-year Services Agreement (the “Revolution Agreement”) with Revolution Financial, Inc. (“Revolution”) effective as August 23, 2019. Mr. Turner serves as the Chief Executive Officer of Revolution. The Revolution Agreement provides for certain transition services, including leased office space and information technology personnel. Pursuant to the terms as provided in the Revolution Agreement, fees for each of the services provided by Revolution are calculated based on the actual costs for each applicable service to be paid by the Company. For the transition services provided by the Company in retail locations, which includes the provision of space and staffing, Revolution will pay the Company 50% of net revenue. The Revolution Agreement expired on August 23, 2020.

Michael S. Piper

Mr. Piper is the Chief Financial Officer of the Company's Liberty Tax segment. On February 7, 2020, Mr. Piper purchased 123,529 shares for $2.1 million under the Equity Financing as defined above in "Note 8. Stockholders' Equity".

Steve Belford

The Company's American Freight segment leases retail space and purchases inventory from entities either fully or partially owned by Steve Belford, the former Chief Executive Officer of American Freight. Mr. Belford's employment with American Freight ended on April 6, 2020. In the nine months ended September 26, 2020, American Freight paid these entities approximately $2.9 million under the lease obligations and purchased approximately $26.6 million of inventory.

Tax Receivable Agreement

In connection with the Buddy's Acquisition, the Company entered into the Tax Receivable Agreement with the Buddy's Members that provides for the payment to the Buddy's Members of 40% of the amount of any tax benefits that the Company actually realizes as a result of increases in the tax basis of the net assets of New Holdco resulting from any redemptions or exchanges of New Holdco units. Amounts due under the Tax Receivable Agreement to the Buddy's Members as of September 26, 2020 were $17.2 million which is recorded in "Other non-current liabilities" in the accompanying condensed consolidated balance sheets. No payments were made to member of New Holdco pursuant to the Tax Receivable Agreement during the quarter ended September 26, 2020.

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

Eastern District of New York Securities Litigation

In Re Liberty Tax, Inc. Securities Litigation. This case consolidated two previously filed cases on July 12, 2018. The case, among other things, asserts that the Company’s SEC filings over a multi-year period failed to disclose the alleged misconduct of the individual defendants and that disclosure of the alleged misconduct caused the Company’s stock price to drop and, thereby harm the purported class of stockholders. The class period is alleged to be October 1, 2013 through February 23, 2018. The defendants filed a joint motion to dismiss the Consolidated Amended Class Action Complaint on September 17, 2018 which was granted on January 17, 2020. The Plaintiff filed their notice to appeal to the United States Court of Appeals for the Second Circuit on February 19, 2020. The Second Circuit set an expedited briefing schedule for the appeal. Appellant's brief was filed on May 5, 2020 and Appellant’s opposition brief was filed on June 9, 2020. On September 30, 2020, the Court of Appeals for the Second Circuit affirmed the January 17, 2020 decision by the District Court for the Eastern District of New York, dismissing of the Consolidated Amended Class Action Complaint with prejudice.

Stockholder Class Action and Derivative Complaint

On August 12, 2019, Asbestos Workers’ Philadelphia Pension Fund, individually and on behalf of all others similarly situated and derivatively on behalf of the Company filed a class action and derivative complaint (the “Derivative Complaint”) in the Court of Chancery of the State of Delaware, against Matthew Avril, Patrick A. Cozza, Thomas Herskovits, Brian R. Kahn, Andrew M. Laurence, Lawrence Miller, G. William Minner Jr., Bryant R. Riley, Kenneth M. Young, (collectively the “Derivative Complaint Individual Defendants”), and against Vintage, B. Riley, and the Company as a Nominal Defendant.

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

On June 8, 2020 the Court entered an order governing briefing on Plaintiff’s petition for an interim award of attorney’s fees. Plaintiff’s opening brief was filed on June 8, 2020. Defendant's opposition was filed on July 23, 2020, and Plaintiff’s reply was due on or before August 6, 2020. The Court held oral arguments on August 18, 2020 and reserved decision on Plaintiff’s motion for interim fees. On September 29, 2020, the parties agreed to settle this matter in principle and the matter has been stayed pending the parties’ filing of settlement papers. The settlement will contain broad and customary releases. Despite the parties' desire to settle the matter, there is no assurance that the settlement will be approved by the Delaware Court of Chancery. The Company does not expect the settlement to be material to the Company.

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

As previously disclosed, the Company expects that the increased costs to enhance its compliance program could exceed $1.0 million per year over several years.

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

The American Freight segment operates under the American Freight banner. American Freight provides in-store and online access to purchase new, one-of-a-kind, out-of-box, discontinued, obsolete, reconditioned, overstocked, scratched and dented household appliances and unbranded furniture and mattresses at value prices. The American Freight segment consists of our operations under the "American Freight" banner and is headquartered in Delaware, Ohio.

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

Total revenues by segment were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 26, 2020	September 30, 2019	September 26, 2020	September 30, 2019
Total revenue:
Vitamin Shoppe	$266,965	$—	$780,588	$—
American Freight	245,212	—	682,386	—
Liberty Tax	13,300	5,414	117,992	125,072
Buddy's	25,515	13,506	75,219	13,506
Consolidated total revenue	$550,992	$18,920	$1,656,185	$138,578

Depreciation, amortization, and impairment charges by segment are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 26, 2020	September 30, 2019	September 26, 2020	September 30, 2019
Depreciation, amortization, and impairment charges:
Vitamin Shoppe	$11,474	$—	$35,204	$—
American Freight	1,806	—	4,272	—
Liberty Tax	2,776	3,649	7,219	11,421
Buddy's	1,406	818	4,559	818
Consolidated depreciation, amortization, and impairment charges	$17,462	$4,467	$51,254	$12,239

Operating income (loss) by segment were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 26, 2020	September 30, 2019	September 26, 2020	September 30, 2019
Income from operations:
Vitamin Shoppe	$2,849	$—	$(3,214)	$—
American Freight	19,940	—	33,949	—
Liberty Tax	(5,357)	(14,708)	40,121	35,558
Buddy's	5,302	2,232	13,985	2,232
Total Segments	22,734	(12,476)	84,841	37,790
Corporate	(3,411)	(12,571)	(8,108)	(13,626)
Consolidated income from operations	$19,323	$(25,047)	$76,733	$24,164

Total assets by segment were as follows:

(In thousands)	September 26, 2020	December 28, 2019
Total assets:
Vitamin Shoppe	$620,578	$679,646
American Freight	830,902	267,176
Liberty Tax	99,562	123,576
Buddy's	185,197	188,941
Total Segments	1,736,239	1,259,339
Corporate	176,265	39,206
Consolidated total assets	$1,912,504	$1,298,545

Goodwill by segment is as follows:

(In thousands)	September 26, 2020	December 28, 2019
Goodwill:
Vitamin Shoppe	$—	$4,951
American Freight	370,147	31,028
Liberty Tax	9,003	9,780
Buddy's	90,638	88,542
Consolidated goodwill	$469,788	$134,301

(14) Subsequent Events

In October 2020, the Company announced a private offering of $650 million in senior secured notes due 2025. The offering was abandoned due to market conditions as available terms and conditions were not sufficiently attractive to complete the proposed transaction.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for our business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as "aim," "anticipate," "assume," "believe," "could," "due," "estimate," "expect," "goal," "intend," "may," "objective," "plan," "predict," "potential," "positioned," "should," "target," "will," "would," and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and our management's beliefs and assumptions. They are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. Additionally, other factors may cause actual results to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Factors that may cause such differences include, but are not limited to, the risks described under "Item 1A-Risk Factors," including:

•
the uncertainty of the future impact of the COVID-19 pandemic and public health measures on our business and results of operations, including uncertainties surrounding the physical and financial health of our customers, the ability of government assistance programs to individuals, households and businesses to support consumer spending, levels of foot traffic in our stores, changes in customer demand for our products and services, possible disruptions in our supply chain or sources of supply, potential future temporary store closures due to government mandates and whether we will have the governmental approvals, personnel and sources of supply to be able to keep our stores open;

•
our plans and expectations in response to the COVID-19 pandemic, including increased expenses for potential higher wages and bonuses paid to associates and the cost of personal protective equipment and additional cleaning supplies and protocols for the safety of our associates, and expected delays in new store openings and cost reduction initiatives (including the Company’s ability to effectively obtain lease concessions with landlords);

•
the effect of steps the Company takes in response to COVID-19, the severity and duration of the pandemic, including whether there is a “second wave” as a result of the loosening of governmental restrictions, the pace of recovery when the pandemic subsides and the heightened impact it has on many of the risks described herein and in our other filings with the SEC;

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

Our Liberty Tax segment is one of the largest providers of tax preparation services in the U.S. and Canada. Our tax preparation services and related tax settlement products are offered primarily through franchised locations, although we operate a limited number of Company-owned offices each tax season. See "Note 1. Organization and Significant Accounting Policies" in the notes to Consolidated Financial Statements in our Transition Report on Form 10-K/T for the transition period ended December 28, 2019 (the "2019 Transition Report"), for details of the U.S. office activity and the number of Canadian and Company-owned offices for the years ended December 28, 2019, April 30, 2019, and April 30, 2018.

On July 10, 2019, we completed our acquisition of Buddy's Home Furnishings (“Buddy’s”). Our Buddy's segment franchises or operates rent-to-own stores that lease household durable goods, such as electronics, residential furniture, appliances and household accessories, to customers on a rent-to-own basis. Merchandise is also offered for immediate purchase or an installment sales basis.

On October 23, 2019, we completed the acquisition of the Sears Outlet business from Sears Hometown and Outlet Stores, Inc. (“Sears Outlet”). Sears Outlet has been rebranded as American Freight Outlet and is included in the American Freight segment. American Freight provides in-store and online access to purchase new, one-of-a-kind, out-of-box, discontinued, obsolete, reconditioned, overstocked, scratched and dented household appliances and unbranded furniture and mattresses at value prices. Merchandise categories formerly associated with Sears Outlet, such as apparel, sporting goods, lawn and garden equipment, tools, and other household goods have been discontinued to make space for a new furniture and mattress program. Products are generally covered by a warranty and a full suite of extended-service plans and services are also offered.

On December 16, 2019, we completed our acquisition of the Vitamin Shoppe, Inc. (“Vitamin Shoppe"). Our Vitamin Shoppe segment is an omni-channel specialty retailer of vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products. We believe we offer one of the largest varieties of products among vitamin, mineral and supplement ("VMS") retailers and continue to refine our product assortment with approximately 14,000 stock keeping units ("SKUs") offered in our stores or though e-commerce. We believe our product offering and emphasis on product knowledge and customer service helps us meet the needs of our target customer and serves as a foundation for enhancing strong customer loyalty.

On February 14, 2020, we completed the acquisition of American Freight Group, Inc. ("American Freight"). Our American Freight segment is a retail chain offering unbranded furniture, mattresses and home accessories at discount prices. American Freight buys direct from manufacturers and sells direct in warehouse-style stores. By cutting out the middleman and keeping its overhead costs low, American Freight can offer quality, new furniture and mattresses at the lowest prices. American Freight offers same-day delivery on all in-stock items with flexible payment options including free layaway and take it home today for $50 with low, easy payment plans.

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

Impact of COVID-19

The COVID-19 pandemic has affected, and likely will continue to affect, our financial condition and results of operations for the foreseeable future. In most states, our segments were deemed essential businesses and, therefore, the majority our stores have remained open during the pandemic. The highest number of store closures we experienced due to COVID-19 was approximately 240 stores. As of September 26, 2020, none of our stores remained closed due to COVID-19 out of our 4,035 total stores (owned or franchised); however, we cannot predict whether our stores will remain open if the COVID-19 pandemic worsens and states and localities issue new restrictions.

We also made changes to reduce our exposure to potential short-term liquidity risk in the banking system. On June 30, 2020, we completed a public offering of 4.2 million shares of our common stock with net cash proceeds to the Company of approximately $92.2 million and on September 18, 2020, we completed a public offering of 1.2 million shares of our Series A Preferred Stock with net cash proceeds to the Company of approximately $28.8 million. As of September 26, 2020, we were in compliance with our debt covenants and, based on a continuation of current operating results, we expect to be in compliance for the next twelve months.

While too early to fully quantify, we have not experienced a significant negative impact on our sales and profitability due to the COVID-19 pandemic. However, the COVID-19 pandemic could negatively impact our business and financial results by weakening demand for our products and services, interfering with our ability and our franchisees’ ability to operate store locations, disrupting our supply chain or affecting our ability to raise capital from financial institutions. As events are rapidly changing, we are unable to accurately predict the impact that the COVID-19 pandemic will have on our results of operations due to uncertainties including, but not limited to, the duration of shutdowns, quarantines and travel restrictions, the severity of the disease, the duration of the outbreak and the public’s response to the outbreak; however, we are actively managing our business to respond to the impact.

Results of Operations
The table below shows results of operations for the three and nine months ended September 26, 2020 and September 30, 2019

	Three Months Ended				Nine Months Ended
			Change				Change
(In thousands)	September 26, 2020	September 30, 2019	$	%	September 26, 2020	September 30, 2019	$	%
Total revenues	$550,992	$18,920	$532,072	(2,812)%	$1,656,185	$138,578	$1,517,607	1,095%
Income from operations	19,323	(25,047)	44,370	177%	76,733	24,164	52,569	218%
Net income	(8,597)	(23,464)	14,867	63%	31,359	9,471	21,888	231%
Revenues. The table below sets forth the components and changes in our revenues for the three and nine months ended September 26, 2020 and September 30, 2019.

	Three Months Ended				Nine Months Ended
			Change				Change
(In thousands)	September 26, 2020	September 30, 2019	$	%	September 26, 2020	September 30, 2019	$	%
Product	$500,462	$557	$499,905	89,750%	$1,440,677	$557	$1,440,120	258,549%
Service and other	33,126	10,284	22,842	222%	164,508	129,942	34,566	27%
Rental	17,404	8,079	9,325	115%	51,000	8,079	42,921	531%
Total revenue	$550,992	$18,920	$532,072	2,812%	$1,656,185	$138,578	$1,517,607	1,095%

For the three months ended September 26, 2020, total revenues increased $532.1 million, or 2,812%, to $551.0 million compared to $18.9 million in the same period last year. This increase was primarily due to the timing of the Buddy's Acquisition, which increased revenue by $12.0 million, the American Freight Acquisition and Sears Outlet Acquisition, which collectively increased revenue by $245.2 million and the Vitamin Shoppe Acquisition, which increased revenue by $267.0 million. Our Liberty Tax segment had a $7.9 million increase in service and other revenue primarily due to the COVID-19 pandemic which extended the tax filing deadline to July 15, 2020.

For the nine months ended September 26, 2020, total revenues increased $1,517.6 million, or 1,095%, to $1,656.2 million compared to $138.6 million in the same period last year. This increase was primarily due to the timing of the Buddy's Acquisition which increased revenue by $61.7 million, the American Freight Acquisition and Sears Outlet Acquisition which collectively increased revenue by $682.4 million and the Vitamin Shoppe Acquisition which increased revenue by $780.6 million. These increases were offset by a $7.1 million decrease in service and other revenue from our Liberty Tax segment primarily due to reduced tax returns from store closures.

Operating expenses.    The following table details the amounts and changes in our operating expenses for the three and nine months ended September 26, 2020 and September 30, 2019.

	Three Months Ended				Nine Months Ended
			Change				Change
(In thousands)	September 26, 2020	September 30, 2019	$	%	September 26, 2020	September 30, 2019	$	%
Cost of revenue:
Product	$296,920	$438	$296,482	67,690%	$862,320	$438	$861,882	196,777%
Service and other	678	—	678	—%	2,135	—	2,135	—%
Rental	5,877	3,048	2,829	93%	17,327	3,048	14,279	468%
Total cost of revenue	303,475	3,486	299,989	8,606%	881,782	3,486	878,296	25,195%
Selling, general, and administrative expenses	228,194	40,481	187,713	464%	697,670	110,928	586,742	529%
Total operating expenses	$531,669	$43,967	$487,702	1,109%	$1,579,452	$114,414	$1,465,038	1,280%

For the three months ended September 26, 2020, total operating expenses were $531.7 million compared to $44.0 million in the same period last year, representing an increase of $487.7 million, or 1,109%. This increase was primarily due the timing of the Buddy's Acquisition which increased operating expenses by $8.9 million, the American Freight Acquisition and Sears Outlet Acquisition which collectively increased operating expenses by $225.3 million and the Vitamin Shoppe Acquisition which increased operating expenses by $264.1 million.

For the nine months ended September 26, 2020, total operating expenses were $1,579.5 million compared to $114.4 million in the same period last year, representing an increase of $1,465.0 million, or 1,280%. This increase was primarily due to the timing of the Buddy's Acquisition which increased operating expenses by $50.0 million, the American Freight Acquisition and Sears Outlet Acquisition which collectively increased operating expenses by $648.4 million and the Vitamin Shoppe Acquisition which increased operating expenses by $783.8 million.
.

Other. Other expense increased $5.2 million for the nine months ended September 26, 2020. The increase is primarily due to a prepayment penalty from the repayment of the debt used to fund the Buddy's Acquisition, Sears Outlet Acquisition, and Vitamin Shoppe Acquisition.

Interest expense, net. Interest expense, net increased $23.5 million and $79.4 million for the three and nine months ended September 26, 2020, respectively. These increases were primarily due to an increase in long-term obligations to finance the acquisitions of Buddy's, Sears Outlet, Vitamin Shoppe and American Freight, deferred financing cost amortization expense for the New Holdco debt of $4.3 million and $13.9 million in the three and nine months ended September 26, 2020, respectively. Additionally, there was a $3.2 million write-off of deferred financing costs due to the termination of the Vitamin Shoppe Term Loan Agreement in the quarter ended September 26, 2020 and a $3.5 million write-off of deferred financing costs due to the termination of the Liberty Tax Credit Agreement in the quarter ended June 27, 2020.

Income tax expense (benefit). Our effective tax rate from continuing operations, including discrete income tax items, was (5.2)% and 15.6% for the three months ended September 26, 2020 and September 30, 2019, respectively, and 357.0% and 52.3% for the nine months ended September 26, 2020 and September 30, 2019, respectively. The Coronavirus Aid, Relief, and Economic Security, or CARES Act, was enacted on March 27, 2020, which retroactively changed the eligibility of certain assets for expense treatment in the year placed in service, back to 2018, and permitted any net operating loss for the tax years 2018, 2019 and 2020 to be carried back for five years. The Company recorded an income tax benefit of $45.6 million as a result of the CARES Act which is the primary reason for the change in the effective rate for the nine months ended September 26, 2020 compared to the same period in the prior year.

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

We measure the results of our segments using, among other measures, each segment's net sales, operating expenses and operating income (loss). We may revise the measurement of each segment's operating income, including the allocation of overhead costs, as determined by the information regularly reviewed by the CODM. When the measurement of a segment changes, previous period amounts and balances are reclassified to be comparable to the current period's presentation. Because the American Freight Acquisition and Vitamin Shoppe Acquisition occurred subsequent to the nine months ended September 30, 2019, no comparable information is available for the three and nine months ended September 26, 2020; therefore, American Freight and Vitamin Shoppe segment information is not provided in this discussion.

The following table summarizes the operating results of the Liberty Tax segment:

	Three Months Ended				Nine Months Ended
			Change				Change
(In thousands)	September 26, 2020	September 30, 2019	$	%	September 26, 2020	September 30, 2019	$	%
Total revenues	$13,300	$5,414	$7,886	145.7%	$117,992	$125,072	$(7,080)	(5.7)%
Operating expenses	18,657	20,122	(1,465)	(7.3)%	77,871	89,514	(11,643)	(13.0)%
Segment income	$(5,357)	$(14,708)	$9,351	(63.6)%	$40,121	$35,558	$4,563	12.8%

Total revenue for our Liberty Tax segment increased $7.9 million or 145.7% for the three months ended September 26, 2020 as compared to the same period last year. The increase in revenue was primarily driven by the following:

•	a decrease of $0.8 million in interest income due to fewer working capital loans issued to franchisees; and

•	a $0.1 million decrease in other revenues primarily related to gains in the prior year on sales of Company-owned stores where the sales price exceeds the carrying value of the assets sold; and

•	an increase of $8.4 million in royalties and advertising fees, financial products, tax preparation and electronic filing fees related to the extension of the tax season due to COVID-19; and

•	an increase of $0.4 million in franchise and area developer fees due to AD buybacks and the timing of payments made on loans.

Total revenue for our Liberty Tax segment decreased $7.1 million or 5.7% for the nine months ended September 26, 2020 as compared to the same period last year. The decrease in revenue was primarily driven by the following:

•	a decrease of $8.8 million in royalties and advertising fees, financial products and electronic filing fees related to store closures and reduced tax returns due to COVID-19; and

•	a $2.7 million decrease in interest income due to fewer working capital loans issued to franchisees; and

•	a decrease of $0.6 million in franchise and area developer fees due to AD buybacks and the timing of payments made on loans; and

•	an increase of $3.2 million in assisted tax preparation fees, net of discounts related to an increase in the number of Company-owned stores operated in 2020; and

•	a $1.7 million increase in other revenues primarily related to gains on sales of Company-owned stores where the sales price exceeds the carrying value of the assets sold.

Operating expenses for Liberty Tax decreased $1.5 million or 7.3% for the three months ended September 26, 2020 as compared to the same period last year. The decrease in operating expenses was driven by the following:

•	a $2.8 million decrease in other expenses primarily related to reduced bad debt expense in 2020 and non-recurring professional fees and legal settlements in 2019; and

•	a decrease of $0.9 million in depreciation, amortization and impairment charges primarily related to software disposed of in December 2019, partially offset by AD buybacks in 2020; and

•	a $0.4 million decrease in advertising expense due to the timing of advertising spending compared to the prior year; and

•	a $1.5 million increase in employee compensation due to management incentives and increased company-owned stores; and

•	a $1.2 million increase in AD expenses due to the extension of the tax season related to COVID-19.

Operating expenses for Liberty Tax decreased $11.6 million or 13.0% for the nine months ended September 26, 2020 as compared to the same period last year. The decrease in operating expenses was driven by the following:

•	a $5.6 million decrease in AD expenses due to reacquired ADs and reduced tax return volume; and

•	a decrease of $4.2 million in depreciation, amortization and impairment charges primarily related to software disposed of in December 2019, partially offset by AD buybacks in 2020; and

•
a $4.1 million decrease in other expenses primarily related to non-recurring professional fees and legal settlements in 2019 and decreased bad debt expense in 2020, partially offset by higher software license and rebate costs; and

•	a $1.2 million increase in advertising expense due to the timing of advertising spending compared to the prior year; and

•	a $1.1 million increase in employee compensation due to management incentives and increased company-owned stores.

The following table summarizes the operating results of the Buddy's segment:

	Three Months Ended				Nine Months Ended
			Change				Change
(In thousands)	September 26, 2020	September 30, 2019	$	%	September 26, 2020	September 30, 2019	$	%
Total revenues	$25,515	$13,506	$12,009	88.9%	$75,219	$13,506	$61,713	456.9%
Operating expenses	20,213	11,274	8,939	79.3%	61,234	11,274	49,960	443.1%
Segment income	$5,302	$2,232	$3,070	137.5%	$13,985	$2,232	$11,753	526.6%

Total revenue for our Buddy's segment increased $12.0 million or 88.9% for the three months ended September 26, 2020 as compared to the same period last year. The increase in revenue was primarily driven by the acquisition of 41 Company-owned stores on August 23, 2019 and 21 Company-owned stores on September 30, 2019.

Total revenue for our Buddy's segment increased $61.7 million or 456.9% for the nine months ended September 26, 2020 as compared to the same period last year. The increase in revenue was primarily driven by additional days in the nine months ended September 26, 2020 and the fact that the Buddy’s Acquisition occurred in the same period last year.

Operating expenses for Buddy's increased $8.9 million or 79.3% for the three months ended September 26, 2020 as compared to the same period last year. The increase in operating expenses was primarily driven by the acquisition of 41 Company-owned stores on August 23, 2019 and 21 Company-owned stores on September 30, 2019.

Operating expenses for Buddy's increased 50.0 million or 443.1% for the nine months ended September 26, 2020 as compared to the same period last year. The increase in operating expenses was primarily driven by additional days in the nine months ended September 26, 2020 and the fact that the Buddy’s Acquisition occurred in the same period last year.

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

We believe the presentation of these measures is useful to investors as supplemental measures in evaluating the aggregate performance of our operating businesses and in comparing our results from period to period because they exclude items that we do not believe are reflective of our core or ongoing operating results. These measures are used by our management to evaluate performance and make resource allocation decisions each period. Adjusted EBITDA is also the primary operating metric used in the determination of executive management’s compensation.  In addition, a measure similar to Adjusted EBITDA is used in the Company’s credit facilities but is calculated differently. Adjusted EBITDA is not a recognized financial measure under GAAP and may not be comparable to similarly-titled measures used by other companies in our industry. Adjusted EBITDA should not be considered in isolation from or as an alternative to net income (loss), operating income (loss), or any other performance measures derived in accordance with GAAP.

The following table presents a reconciliation of Adjusted EBITDA for each of the periods indicated.

	Reconciliation of Net Income (Loss) to Adjusted EBITDA
	Three Months Ended		Nine Months Ended
(In thousands)	September 26, 2020	September 30, 2019	September 26,2020	September 30, 2019
Net income (loss)	$(8,597)	$(14,886)	$29,269	$18,049
Add back:
Interest expense	26,264	2,755	83,642	4,225
Income tax expense (benefit)	427	(4,339)	(43,561)	10,367
Depreciation and amortization charges	17,462	4,467	51,254	12,239
Total Adjustments	44,153	2,883	91,335	26,831
EBITDA	35,556	(12,003)	120,604	44,880
Adjustments to EBITDA
Executive severance and related costs	664	—	5,983	952
Stock based compensation	1,956	292	6,294	905
Shareholder litigation costs	219	210	506	271
Corporate compliance costs	533	—	637	58
Prepayment penalty on early debt repayment	1,246	—	5,295	—
Accrued judgments and settlements	334	643	(835)	968
Store closures	203	—	719	1,221
Rebranding costs	1,286	—	4,509	—
Acquisition costs	1,073	10,920	18,173	11,595
Inventory fair value step up amortization	6,960	—	35,153	—
Tender offer	—	549	—	549
Total Adjustments to EBITDA	14,474	12,614	76,434	16,519
Adjusted EBITDA	$50,030	$611	$197,038	$61,399

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

As of September 26, 2020, we have current installments of long-term obligations of $112.4 million. The $53.0 million due on the Vitamin Shoppe ABL Revolver and $32.7 million due on the New ABL Revolver, while classified as current installments, expire in December 2022 and September 2025, respectively. We expect that the remaining $26.7 million of current obligations can be serviced from our cash and cash equivalents, which were $179.9 million as of September 26, 2020.

During the nine months ended September 26, 2020, we executed several substantial transactions that will affect our liquidity and capital resources in future periods. For more details please see "Note 6. Long-Term Obligations":

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

•	On February 14, 2020, we entered into a $675.0 million credit facility, which was used to fund the American Freight Acquisition and repay the existing Sears Outlets and Buddy’s term loans.

•	On May 1, 2020, we entered into a backstop commitment for a $100.0 million asset-based lending facility with B. Riley. As of September 26, 2020, this commitment has been ended.

•
On June 30, 2020, we completed an offering in which we sold 4.2 million shares of our common stock and received net proceeds of approximately $92.2 million, after deducting underwriting discounts and estimated offering expenses totaling approximately $5.4 million. On July 30, 2020, the Common Stock Underwriters exercised their option to purchase additional shares of our common stock, and on August 3, 2020 we received net proceeds of approximately $13.8 million, after deducting underwriting discounts of approximately $0.8 million.

•
On September 18, 2020, we completed an offering in which we sold 1.2 million shares of our Series A Preferred Stock and received net proceeds of approximately $28.8 million, after deducting underwriting discounts, the structuring fee and estimated offering expenses totaling approximately $1.2 million.

•	On September 23, 2020, we entered into a $125.0 million New ABL Credit Agreement in which we have borrowed $32.7 million.

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

Sources and uses of cash

Operating activities. In the nine months ended September 26, 2020, cash from operating activities increased $175.4 million compared to the same period in the prior year was primarily due to a $79.4 million increase in cash due to a decrease in inventory, a $95.8 million increase in cash income, a $31.2 million increase in accounts payable and accrued expenses and a $9.0 million increase in deferred revenue partially offset by a $32.7 million decrease in income taxes receivable.

Investing activities. In the nine months ended September 26, 2020, we used $347.7 million more cash for investing activities compared to the same period in the prior year. This increase was primarily due to $327.0 million more cash used for the American Freight Acquisition compared to the Buddy's Acquisition, a $16.2 million decrease in cash payments received on operating loans to franchisees and ADs and a $25.5 million increase in purchases of property, equipment and software. This increase was partially offset by a $21.1 million decrease in cash used for operating loans to franchisees and ADs.

Financing activities. In the nine months ended September 26, 2020, cash provided from financing activities increased $226.5 million compared to the same period in the prior year. This was driven by a $481.0 million increase in borrowings under the FGNH Credit Agreement compared to the term loan issued for the Buddy's Acquisition, a $201.4 million increase due to proceeds from share issuances and a $52.8 million increase in proceeds from revolving credit agreements. The increases were partially offset by the $439.6 million repayment of long-term obligations primarily the term loans used to acquire Buddy's, Sears Outlet, and American Freight, $32.2 million increase in repayments of borrowings under revolving credit facilities, a $23.4 million increase in dividends and non-controlling interest distributions paid and a $12.3 million increase in payments for debt issuance costs.

Long-term debt borrowings

Franchise Group New Holdco Term Loan and ABL Term Loan. On February 14, 2020, as part of the American Freight Acquisition, we, through direct and indirect subsidiaries, entered into a $675.0 million credit facility, which included a $575.0 million senior secured term loan (the “FGNH Term Loan”) and a $100.0 million senior secured asset based term loan (the “FGNH ABL Term Loan”), to finance the transaction and repay the existing Sears Outlets and Buddy’s term loans for an amount of $106.7 million and $101.6 million including accrued interest, respectively. The FGNH Term Loan will mature on February 24, 2025 and the FGNH ABL Term Loan will mature on September 30, 2020. We are required to repay the FGNH Term Loan in equal quarterly installments of $6.25 million on the last day of each fiscal quarter, which commenced on June 27, 2020. On September 23, 2020, the Company repaid in full all amounts that were outstanding under the FGNH ABL Term Loan and terminated the FGNH ABL Credit Agreement.  On September 23, 2020, the Company entered into a New ABL Credit Agreement which provides for a New ABL Revolver in which the Company has borrowed approximately $32.7 million.
Vitamin Shoppe Term Loan. On December 16, 2019 as part of the Vitamin Shoppe Acquisition, we, through direct and indirect subsidiaries, entered into a Loan and Security Agreement (the “Vitamin Shoppe Term Loan Agreement”) that provides for a $70.0 million senior secured term loan (the "Vitamin Shoppe Term Loan") which matures on December 16, 2022. On August 13, 2020, the Company repaid in full all amounts that were outstanding under the Vitamin Shoppe Term Loan and terminated the Vitamin Shoppe Term Loan Agreement on August 25, 2020.

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

Franchisee lending and potential exposure to credit loss. A portion of our cash flow during the year is utilized to provide funding to our franchisees. At September 26, 2020, our total balance of loans to franchisees for working capital and equipment loans, representing cash we had advanced to the franchisees, was $1.9 million. In addition, at that date, our franchisees and ADs together owed us an additional $45.9 million, net of unrecognized revenue of $3.9 million, representing unpaid royalties, the unpaid purchase price for franchise territories and other amounts.

Our Liberty Tax segment franchise agreements allow us to obtain repayment of amounts due to us from our franchisees through an electronic fee intercept program before our franchisees receive the net proceeds from tax preparation and other fees they have charged to their customers on tax returns associated with tax settlement products. Therefore, we are able to minimize the nonpayment risk associated with amounts outstanding from franchisees by obtaining direct electronic payment in the ordinary course throughout the tax season. The unpaid amounts owed to us from our franchisees and ADs are collateralized by the underlying franchise or area and, when the franchise or area owner is an entity, are generally guaranteed by the owners of the respective entity. Accordingly, to the extent a franchisee or AD does not satisfy its payment obligations to us, we may repossess the underlying franchise or area in order to resell it in the future. At September 26, 2020, we had an investment in impaired accounts and notes receivable and related interest receivable of approximately $17.1 million. We consider accounts and notes receivable to be impaired if the amounts due exceed the fair value of the underlying franchise and estimate an allowance for doubtful accounts based on that excess. Amounts due include the recorded value of the accounts and notes receivable reduced by the allowance for uncollected interest, amounts due to ADs for their portion of franchisee receivables, any related unrecognized revenue and amounts owed to the franchisee or AD by us. In establishing the fair value of the underlying franchise, we consider net fees of open territories and the number of unopened territories. At September 26, 2020, our allowance for doubtful accounts for impaired accounts and notes receivable was $5.9 million.

Tax Receivable Agreement. We may be required to make payments under the Tax Receivable Agreement ("TRA Payments") to the former equity holders of Buddy's (the "Buddy’s Members"). Under the terms of the Tax Receivable Agreement, we will pay the Buddy's Members 40% of the cash savings, if any, in federal, state and local taxes that we realize or are deemed to realize as a result of any increases in tax basis of the assets of New Holdco resulting from future redemptions or exchanges of New Holdco units held by the Buddy's Members. Any future obligations and the timing of such payments under the Tax Receivable Agreement, however, are subject to several factors, including (i) the timing of subsequent exchanges of New Holdco units by the Buddy’s Members, (ii) the price of our common stock at the time of exchange, (iii) the extent to which such exchanges are taxable, (iv) the ability to generate sufficient future taxable income over the term of the Tax Receivable Agreement to realize the tax benefits and (v) any future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. Although the amount of the TRA Payments would reduce the total cash flow to us and New Holdco, we expect the cash tax savings we will realize from the utilization of the related tax benefits would be sufficient to fund the required payments. As of September 26, 2020, we have TRA Payments due to the Buddy's Members of $17.2 million.

Dividends. On September 4, 2020, our Board of Directors declared a quarterly dividend of $0.25 per share of common stock. On September 24, 2020, our Board of Directors declared a quarterly dividend of $0.140625 per share of Series A Preferred Stock. The cash dividend was paid on or about October 15, 2020 to holders of record of our common stock on the close of business on September 15, 2020 and our Series A Preferred Stock on October 4, 2020, respectively. The payment of dividends is at the discretion of our Board of Directors and depends, among other things, on our earnings, capital requirements, and financial condition. Our ability to pay dividends is also subject to compliance with financial covenants that are contained in our credit facility and may be restricted by any future indebtedness that we incur. In addition, applicable law requires our Board of Directors to determine that we have adequate surplus prior to the declaration of dividends. We cannot provide an assurance that we will pay dividends at any specific level or at all.

Future cash needs and capital requirements

Operating and financing cash flow needs. Following transactions completed subsequent to September 26, 2020, our primary cash needs will include the payment of scheduled debt and interest payments, capital expenditures and normal operating activities. We believe that the revolving credit facilities along with cash from operating activities, will be sufficient to support our cash flow needs for at least the next twelve months.

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

Compliance with debt covenants. Our revolving credit and long-term debt agreements impose restrictive covenants on us, including requirements to meet certain ratios. As of September 26, 2020, we were in compliance with all covenants under these agreements and, based on a continuation of current operating results, we expect to be in compliance for the remainder of fiscal 2020.

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

We also enter into forward contracts to eliminate exposure related to foreign currency fluctuations in connection with the short-term advances we make to our Canadian subsidiary in order to fund personal income tax refund discounting for our Canadian operations. At September 26, 2020, the value of our forward contracts outstanding was $0.2 million.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 26, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 26, 2020, the Company’s disclosure controls and procedures were not effective due to material weaknesses in the Company's internal controls over financial reporting as described below.

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
ITEM 1A
RISK FACTORS

There are no additional risk factors that should be considered in addition to the risk factors described in Part I, Item 1A, in our 2019 Transition Report, except as described below.

The risk factors below update and supersede the risk factors associated with our business, our segments and our legal and regulatory matters, as applicable, previously disclosed in Part I, Item 1A. “Risk Factors” in our 2019 Transition Report.

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

Because of the significant changes to our business initiatives and strategies during this past year, including our acquisitions of Buddy’s, Sears Outlet, Vitamin Shoppe and American Freight (collectively, the “Acquisitions”), we are susceptible to the potential difficulties associated with rapid growth and expansion and we may not achieve the same level of growth in revenues and profits as we had in prior years.

Our future viability, profitability, and growth will depend upon our ability to successfully operate and continue to expand our operations in the United States and abroad. We have grown rapidly since we began making the Acquisitions in July 2019.

 Our management believes that our future success depends in part on our ability to manage the rapid growth and integration that we have experienced from current and future acquisitions, and the demands from increased responsibility on management personnel within the businesses we acquired and at the corporate level. Our ability to continue to grow our business will be subject to a number of risks and uncertainties and will depend in large part on:

•	our ability to manage increased responsibilities for our executive level personnel and administrative burdens;

•	our risk of litigation and other unanticipated liabilities;

•	adding new customers and retaining existing customers;

•	innovating new products and services to meet the needs of our customers;

•	finding new opportunities in our existing and new markets;

•	remaining competitive in the tax return preparation, specialty retailing, consumable durable goods and retail industries;

•
our ability to offer directly and to facilitate through others the sale of tax settlement products and maintaining a reputation for quality tax preparation services to attract and retain customers and independent tax preparers;

•	attracting and retaining capable franchisees and ADs;

•	effectively managing the seasonality of the businesses, in particular our Liberty Tax segment;

•	delivering on our products and services in sufficient volumes and in a timely manner;

•	hiring, training, and retaining skilled managers and employees; and

•	expanding and improving the efficiency of our operations and systems and managing related organizational challenges.

There can be no assurance that any of our efforts will prove successful or that we will continue to achieve growth in revenues and profits. Our operating results could be adversely affected if we do not successfully manage our ability to grow and these potential risks and uncertainties. Our historical and pro forma financial information is not necessarily indicative of the results that may be realized in the future. In addition, due to the timing of the Acquisitions, there is very limited comparative information on our combined business.

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

During the transition period ended December 28, 2019 as described in our 2019 Transition Report, we identified a material weakness in our internal control over financial reporting related to control activities, information and communication and monitoring controls that were not effective. For more information regarding this matter, including our remediation plans, please refer to Item 9A. Controls and Procedures in our 2019 Transition Report. However, we concluded that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements included in our

2019 Transition Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America. Although we are working to remedy the infectiveness of our internal control over financial reporting, there can be no assurance as to when the remediation plan will be fully implemented or the aggregate cost of the implementation. While we believe that such activities will allow us to select, develop, and perform ongoing and or separate evaluations to ascertain whether our components of internal control are present and functioning, we cannot provide assurance that remediation efforts will be sufficient to identify or prevent future material weaknesses, and the enhanced controls and procedures could require increased management time and attention and resources. Any failure to implement or maintain required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses or material misstatements in our consolidated financial statements which could cause us to fail to meet our reporting obligations, reduce our ability to obtain financing or cause investors to lose confidence in our reported financial information.

The scope of management’s assessment of the effectiveness of our internal control over financial reporting included all of our consolidated operations except for the operations of Buddy’s Home Furnishings, Sears Outlet, Vitamin Shoppe and American Freight as these companies were acquired during the transition period ended December 28, 2019 or after. The operations of these acquired entities (excluding American Freight) represented 75% of our consolidated total assets and 90% of our consolidated revenues as of and for the transition period ended December 28, 2019. We are in the process of implementing our internal control structure over the acquired operations and expect that this effort will be completed in fiscal 2020.

As we have grown our business through the Acquisitions our disclosure controls and internal controls have become more complex and may require significantly more resources to ensure the effectiveness of these controls. If we are unable to continue upgrading our financial and management controls, reporting segments, information technology and procedures in a timely and effective fashion, additional management and other resources may need to be devoted to assist in compliance with the disclosure and financial reporting requirements which could adversely affect our business, financial position and results of operations.

Our indebtedness could adversely affect our financial condition, limit our ability to raise additional capital to fund our operations and prevent us from fulfilling our obligations under our debt agreements.

We have substantial indebtedness, which could adversely affect our ability to fulfill our obligations and have a negative impact on our financing options and liquidity position.

Our high level of debt could have significant consequences for us, including the following:

•	limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other general corporate purposes;

•
requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limiting our ability to refinance our indebtedness on terms acceptable to us or at all;

•	increasing the cost of future borrowings and, accordingly, our cost of capital;

•	limiting our flexibility in planning for and reacting to changes in the markets in which we compete and to changing business and economic conditions;

•	imposing restrictive covenants on our operations;

•	placing us at a competitive disadvantage to competitors carrying less debt; and

•	making us more vulnerable to economic downturns and adverse developments in our business, including the COVID-19 pandemic, and limiting our ability to withstand competitive pressures.

We may not be able to generate sufficient cash to service our indebtedness and may be forced to take other actions to satisfy our indebtedness, which may not be successful.

Cash flows from operations are the principal source of funding for us. Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control, including the impact of the COVID-19 pandemic and the availability of financing in the international banking and capital markets. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to fund our day-to-day operations or to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations and other cash requirements, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to sell assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. The agreements that govern our indebtedness may restrict us from accomplishing any of these alternatives on commercially reasonable terms or at all. Additionally, the agreements that govern our indebtedness may restrict (a) our ability to dispose of assets and use the proceeds from any such dispositions and (b) our ability to raise debt capital to be used to repay our indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations and limit our financial flexibility. Any issuances of additional capital stock would be dilutive to existing stockholders.

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our business, financial position and results of operations and our ability to satisfy our obligations.

In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness.

If we cannot make scheduled payments on our debt, we will be in default and, as a result, lenders under our existing and future indebtedness could declare (or some of the following could occur automatically) all outstanding principal and interest to be due and payable, the lenders under our credit facilities could terminate their commitments to loan money, our secured lenders could foreclose against the assets securing such borrowings and we could be forced into bankruptcy or liquidation, in each case, which could result in any of the holders of our indebtedness and/or our stockholders losing their investments.

Despite current and anticipated indebtedness levels, we may still be able to incur substantially more debt.

If we were to incur substantial additional indebtedness in the future, it could further exacerbate the risks described above. Although the agreements that govern our indebtedness restrict the incurrence of additional indebtedness, these restrictions are and will be subject to a number of qualifications and exceptions and any additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness (which may include, among others, trade payables and other expenses incurred in the ordinary course of business). Further, pursuant to our credit facilities and subject to the limitations set forth therein, we may have the option to increase our commitments under our credit facilities thereunder. Such increases would be secured indebtedness. If new debt is added to our current debt levels, the related risks that we now face could intensify.

The terms of the agreements governing our indebtedness may restrict our current and future operations and operating flexibility, particularly our ability to respond to changes in the economy or our industry or to pursue our business strategies, and could adversely affect our capital resources, financial condition and liquidity.

The agreements that govern our indebtedness contain a number of restrictive covenants that impose significant operating and financial restrictions on us and limit our ability to engage in acts that may be in our long-term best interests, including, among other things, restrictions on our ability to:

•	incur, assume or guarantee additional indebtedness;

•	declare or pay dividends or make other distributions with respect to, or purchase or otherwise acquire or retire for value, equity interests;

•	make any principal payment on, or redeem or repurchase, certain indebtedness;

•	make loans, advances or other investments;

•	incur liens;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries;

•	enter into sale and lease-back transactions;

•	consolidate or merge with or into, or sell all or substantially all of our assets to, another person;

•	enter into transactions with affiliates;

•	materially change the nature of our business;

•	enter into agreements that restrict the ability of certain subsidiaries to make dividends or other payments; and

•	service our indebtedness if covenants under our credit facilities are not satisfied.

Our credit facilities also contain covenants that may limit our ability to service our other indebtedness. As a result of these restrictions, we may be:

•	limited in how we conduct our business;

•	unable to raise additional debt or equity financing to operate during general economic or business downturns; or

•	unable to compete effectively, take advantage of new business opportunities or grow in accordance with our plans.

The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with such covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the holders of such indebtedness and/or amend the covenants. A breach of the covenants under the agreements governing our indebtedness could result in an event of default under the applicable indebtedness, which, if not cured or waived, could result in us having to repay such indebtedness before its due date. Such an event of default may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, such an event of default may permit the lenders in our credit facilities to terminate all commitments to extend further credit thereunder. In the event the repayment of any of our indebtedness is accelerated, we cannot assure you that we will have sufficient assets to repay such indebtedness. If we are forced to refinance such indebtedness on less favorable terms or if we experience difficulty in refinancing such indebtedness, our results of operations or financial condition could be materially affected. Furthermore, if we are unable to repay the amounts due and payable under the agreements governing our secured indebtedness, the lenders or holders of such indebtedness may be able to proceed against the collateral granted to them to secure such indebtedness.

Our floating rate debt financing exposes us to interest rate risk.

We may borrow amounts under our credit facilities or otherwise that bear interest at rates that vary with prevailing market interest rates. If such market interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed may remain the same, and our profit and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, it is possible that we will not maintain interest rate swaps with respect to any of our variable rate indebtedness. Alternatively, any swaps we enter into may not fully or effectively mitigate our interest rate risk.

Changes in the method of determining the London Interbank Offered Rate ("LIBOR"), or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates on our outstanding indebtedness dependent on LIBOR.

We may borrow amounts under our credit facilities or otherwise that bear interest at variable interest rates that use LIBOR as a reference rate. In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It remains unclear if, how and in what form LIBOR may continue to exist after that date. The Federal Reserve Bank of New York has begun publishing a Secured Overnight Funding Rate ("SOFR"), which is intended to replace U.S. dollar LIBOR. These reforms may cause LIBOR to perform differently than in the past or to disappear entirely. The consequences of these developments with respect to LIBOR cannot be entirely predicted but may result in an increase in the interest cost of our indebtedness that uses (or in the absence of the changes to or disappearance of LIBOR, would have used) LIBOR as a reference rate. In the event that LIBOR is no longer available as a reference rate or ceases to adequately and fairly reflect the cost to our lenders of making and maintaining loans, our credit facilities permit the lenders to suspend maintaining loans that use LIBOR as a reference rate. In its place, loans may bear interest based on an alternate base rate, as set forth in our credit facilities, which may increase our interest expenses. Further, we may need to renegotiate our outstanding indebtedness (whether pursuant to the LIBOR replacement provisions set forth in our credit facilities or otherwise), including to adopt a new reference rate in place of LIBOR, such as SOFR, and to adopt a new interest rate margin with respect to such alternative reference rate, or we may need to incur other indebtedness, and the phase-out of LIBOR may negatively impact the terms of such indebtedness. In addition, the overall financial market may be disrupted as a result of the phase-out or replacement of LIBOR. Disruption in the financial market could have a material adverse effect on our business, financial condition and results of operations.

Our Vitamin Shoppe segment sells food, dietary supplement and topical products containing cannabidiol (“CBD”), which is a cannabinoid derived from the cannabis plant. There is significant uncertainty regarding the legal status of CBD and other hemp-based products in the U.S. In addition, the Food and Drug Administration ("FDA") currently prohibits the sale of foods and dietary supplements containing CBD, which could subject our Vitamin Shoppe segment to regulatory enforcement action.

Products that contain CBD are subject to various state and federal laws regarding the production and sale of hemp-based products. Historically, the Drug Enforcement Administration (“DEA”) considered CBD to be a Schedule I controlled substance subject to the Controlled Substances Act (“CSA”) under the definition for “marijuana.” However, the Agriculture Improvement Act of 2018 (the “2018 Farm Bill”) removed “hemp” from the definition of “marijuana.” “Hemp” is defined as the plant Cannabis sativa L. and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a delta-9 tetrahydrocannabinol (“THC”) concentration of not more than 0.3 percent on a dry weight basis. As a result of the enactment of the 2018 Farm Bill, we believe that our Vitamin Shoppe segment’s CBD products and the hemp from which they are derived are not Schedule I controlled substances under the CSA. However, there is a risk that we could be subject to DEA enforcement action, including prosecution, if any of our Vitamin Shoppe segment’s products are determined to not meet the definition of “hemp” and to constitute “marijuana” based on THC levels or other violations.

In addition, although hemp and hemp-derived CBD are no longer controlled substances subject to regulation under the CSA, the FDA has stated publicly that it is nonetheless unlawful under the Federal Food, Drug, and Cosmetic Act (“FDCA”) to market foods or dietary supplements containing CBD, even if lawful under the 2018 Farm Bill. Specifically, the FDCA prohibits the introduction or delivery for introduction into interstate commerce of any food or dietary supplement that contains an approved drug or a drug for which substantial clinical investigations have been instituted and made public, unless a statutory exemption applies. The FDA has stated its conclusion that this statutory prohibition applies and none of the exceptions has been met for CBD.

The FDA has held public meetings and formed an internal working group to evaluate the potential pathways to market for CBD products, which could include seeking statutory changes from Congress or promulgating new regulations. If legislative action is necessary, such legislative changes could take years to finalize and may not include provisions that would enable our Vitamin Shoppe segment to produce, market and/or sell CBD products, and FDA could similarly take years to promulgate new regulations. Additionally, while the agency’s enforcement focus to date has primarily been on CBD products that are associated with therapeutic claims, the agency has recently issued warning letters to companies marketing CBD products without such claims, and there is a risk that FDA could take enforcement action against our Vitamin Shoppe segment, its third-party contract manufacturers or suppliers, or those marketing similar products, which could limit or prevent this segment from marketing CBD products. While the FDA announced on March 5, 2020 that it is currently evaluating a risk-based enforcement policy for CBD to provide more clarity to industry and the public while the agency takes potential steps to establish a clear regulatory pathway, it remains unclear whether or when FDA will ultimately issue such an enforcement policy.

Moreover, local, state, federal, and international CBD, hemp and cannabis laws and regulations are rapidly changing and subject to evolving interpretations, which could require our Vitamin Shoppe segment to incur substantial costs associated with compliance requirements or alteration of certain aspects of its business plan in the event that its CBD products become subject to new restrictions. In addition, violations of these laws, or allegations of such violations, could disrupt the business and result in a material adverse effect on its operations. We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our Vitamin Shoppe segment’s activities in the hemp and CBD industry. The constant evolution of laws and regulations may require this segment to incur substantial costs associated with legal and compliance fees and ultimately require it to alter its current business plan.

Disruptions at our Vitamin Shoppe segment’s contract manufacturers’ manufacturing facilities or loss of their manufacturing certifications could materially and adversely affect our business, financial condition, results of operations and customer relationships.

Any significant disruption in our Vitamin Shoppe segment’s contract manufacturers’ manufacturing facilities for any reason, including regulatory requirements, and FDA determination that the facility is not in compliance with the cGMP regulations, the loss of certifications, power interruptions, destruction of or damage to facilities, terrorist attacks, civil unrest, war or the perceived threat thereof, fires, hurricanes and other natural disasters could disrupt our contract manufacturers’ ability to manufacture products for our Vitamin Shoppe segment. Any such disruption could have a material adverse effect on our business. While we do not believe it would be difficult to source our Vitamin Shoppe segment’s products from other contract manufacturers, a transition period would be required in order to source its branded products from other contract manufacturers.

In addition, with respect to our Vitamin Shoppe segment’s CBD products, all contract manufacturers and suppliers must comply with recently promulgated USDA regulations for the domestic production, processing, and testing of hemp. These regulations are the subject of ongoing lawsuits and their interpretation remains uncertain. Our Vitamin Shoppe segment and its third-party suppliers for hemp and CBD products must expend resources monitoring the evolving federal and state legal landscape for hemp production, and any violations of these laws and regulations, or alleged violations, could disrupt this segment’s business and result in a material adverse effect on its operations.

Compliance with governmental regulations or newly enacted laws could increase our costs significantly and adversely affect our operating income and financial results.

The products and services offered by our business segments are subject to federal laws and regulation by one or more federal agencies, including but not limited to the IRS, FDA, the Federal Trade Commission, the United States Department of Agriculture and the Environmental Protection Agency. These activities are also regulated by various state, local and international laws and agencies of the states and localities in which our products or services are provided. Regulations may prevent or delay the introduction, or require the reformulation, of our products or services, which could result in lost sales and increased costs to us.

For example, the FDA may not accept the evidence of safety for any new ingredients that our Vitamin Shoppe segment may want to market, may determine that a particular ingredient is not a legal dietary ingredient under the FDCA, may determine that a particular product or product ingredient presents an unacceptable health risk, may determine that a particular statement of nutritional support on our products, or that we want to use on our products, is an unacceptable drug claim or an unauthorized version of a food “health claim.” The FDA or FTC may determine that particular claims are not adequately supported by available scientific evidence. The FDA may also determine that the Vitamin Shoppe’s CBD-containing food and dietary supplement products are unlawful and may issue an enforcement action against us. Any such regulatory determination would prevent us from marketing particular products or using certain statements on those products or force us to recall a particular product and be subject to additional enforcement or penalties, which could adversely affect our sales of those products.

Additionally, our rental business unit is subject to various federal and state including consumer protection statutes, such as a grace period for late fees and certain contract reinstatement rights. Moreover, many states have passed laws that regulate rental purchase transactions as separate and distinct from credit sales. Specific rental purchase laws generally require certain contractual and advertising disclosures. Any failure of our Buddy’s segment to comply with such laws could have a material adverse effect on our business.

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

In 2018, California enacted legislation, the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020 and requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. We collect internal and customer data, including personally identifiable information for a variety of important business purposes, including managing our workforce and providing requested products and services. The CCPA required us to modify our data processing practices and policies at Liberty Tax, Vitamin Shoppe and American Freight, which as a result, we may incur substantial costs and expenses in an effort to comply. The effects of the CCPA are potentially significant and require us to modify our data processing practices and policies which as a result, we may incur substantial costs and expenses in an effort to comply. We may also from time to time be subject to, or face assertions that we are subject to, additional obligations relating to personal data by contract or due to assertions that self-regulatory obligations or industry standards apply to our practices. There may be additional regulatory actions or enforcement priorities, or new interpretations of existing requirements that differ from ours. These developments could impose unanticipated limitations or require changes to our business, which may make elements of our business more expensive, less efficient, or impossible to conduct, and may require us to modify our current or future services or products, which effects may be heightened given the nature, broad geographic scope, and seasonality of our business. Any developments of this nature could increase our costs significantly and could have a material adverse effect on our business, financial condition and results of operations.

We are named in federal securities class-action lawsuits and derivative complaints; if we are unable to resolve these matters favorably, then our business, operating results and financial condition may be adversely affected.

We are currently named as defendants in class and derivative litigation in the Court of Chancery of the State of Delaware (the “Delaware Action”) and a securities class action the United States District Court for the Eastern District of New York (the "New York Action”). While the Delaware Action has settled in principle and has been stayed pending the parties’ filing of settlement papers, there is no assurance that the settlement will be approved by the Delaware Court of Chancery. Additionally, while the New York Action has been dismissed with prejudice, and such dismissal has been affirmed by the United States Court of Appeals for the Second Circuit, plaintiffs could still seek review by the United States Supreme Court. Until these matters are finally resolved, we cannot predict the outcome of these matters or reasonably determine the probability of a material adverse result or reasonably estimate range of potential exposure, if any, that these matters might have on us, our business, our financial condition or our results of operations, although such effects could be materially adverse. In addition, in the future, we may need to record litigation reserves with respect to these matters. Further, regardless of how these matters proceed, it could divert our management’s attention and other resources away from our business.

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities of the Company which were not previously reported in a Current Report on Form 8-K for the period covered by this quarterly report.

SHARE REPURCHASES

Our Board of Directors has authorized up to $10.0 million for share repurchases. This authorization has no specific expiration date and cash proceeds from stock option exercises increase the amount of the authorization. In addition, the Board of Directors authorized an AD repurchase program, which reduces the amount of the share repurchase authorization on a dollar-for-dollar basis. Shares repurchased from option exercises and RSUs vesting that are net-share settled by us and shares repurchased in privately negotiated transactions are not considered share repurchases under this authorization. As part of the AD repurchase program, the Company expended $6.5 million during the nine months ended September 26, 2020.

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
X

3.1.3
Certificate of Designation designating the 7.50% Series A Cumulative Perpetual Preferred Stock of Franchise Group, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K, File No. 001-35588 filed September 18, 2020).
X

10.1
Underwriting Agreement, dated June 25, 2020, by and between Franchise Group, Inc. and B. Riley FBR, Inc., as representative of the several underwriters (incorporated by reference to Exhibit 1.1 to Form 8-K, File No. 001-35588 filed June 30, 2020).
X

10.1.1
Amendment Number One, dated as of July 25, 2020, to Underwriting Agreement, dated June 25, 2020, by and between Franchise Group, Inc. and B. Riley FBR, Inc., as representative of the several underwriters (incorporated by reference to Exhibit 1.1 to Form 8-K, File No. 001-35588 filed July 30, 2020).
X

10.2
Senior Secured Super Priority Debtor-In-Possession Delayed Draw Term Loan Agreement, dated as of July 10, 2020, by and among Franchise Group, Inc., Tuesday Morning Corporation, Tuesday Morning, Inc. and each of the subsidiaries of Tuesday Morning Corporation and Tuesday Morning, Inc. named therein (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed July 10, 2020).
X

10.3	Amendment Number Two and Limited Waiver to Second Amended and Restated Loan and Security Agreement dated as of August 25, 2020, by and between Lenders, Borrowers, Guarantor, and Agent.	X

10.4
Underwriting Agreement, dated as of September 15, 2020, by and between the Company and B. Riley Securities, Inc., as representative of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to Form 8-K, File No. 001-35588 filed September 18, 2020).
X

10.5
Amendment Number Three to Credit Agreement, dated as of September 23, 2020, by and among Franchise Group New Holdco, LLC, Franchise Group Intermediate Holdco, LLC, each of their direct and indirect subsidiaries named therein, the lenders named therein, GACP Finance Co., LLC, as administrative agent, and Kayne Solutions Fund, L.P., as collateral agent (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed September 28, 2020).
X

10.6
Amendment Number Four to Credit Agreement, dated as of September 25, 2020, by and among Franchise Group New Holdco, LLC, Franchise Group Intermediate Holdco, LLC, each of their direct and indirect subsidiaries named therein, the lenders named therein, GACP Finance Co., LLC, as administrative agent, and Kayne Solutions Fund, L.P., as collateral agent (incorporated by reference to Exhibit 10.2 to Form 8-K, File No. 001-35588 filed September 28, 2020).
X

10.7
ABL Credit Agreement, dated as of September 23, 2020, by and among Franchise Group New Holdco, LLC, Franchise Group Intermediate Holdco, LLC, each of their direct and indirect subsidiaries named therein, the lenders named therein, Citizens Bank, N.A., as administrative agent and collateral agent, and the other persons named therein (incorporated by reference to Exhibit 10.3 to Form 8-K, File No. 001-35588 filed September 28, 2020).
X

10.8
ABL Security Agreement, dated as of September 23, 2020, by and among by and among Franchise Group New Holdco, LLC, Franchise Group Intermediate Holdco, LLC, each of their direct and indirect subsidiaries named therein and Citizens Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.4 to Form 8-K, File No. 001-35588 filed September 28, 2020).
X

31.1 (1)	Certification of Chief Executive Officer	X

31.2 (1)	Certification of Chief Financial Officer	X

32.1(1)	Section 1350 Certification (Chief Executive Officer)	X

32.2(1)	Section 1350 Certification (Chief Financial Officer)	X

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2020, formatted in Inline XBRL, filed herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Condensed Consolidated Statements of Stockholders’ Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements
X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2020, formatted in Inline XBRL (included with Exhibit 101)	X
(1) This exhibit is furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANCHISE GROUP, INC. (Registrant)

November 4, 2020	By:	/s/ Brian R. Kahn
Brian R. Kahn Chief Executive Officer and Director (Principal Executive Officer)

November 4, 2020	By:	/s/ Eric F. Seeton
Eric F. Seeton Chief Financial Officer (Principal Financial and Accounting Officer)