Form 10-K
period 2020-12-26
Franchise Group, Inc.
filed 2021-03-10
CIK 1528930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 001-35588
FRANCHISE GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-3561876
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2387 Liberty Way
Virginia Beach, Virginia 23456
(Address of principal executive offices)
Registrant's telephone number, including area code: (757) 493-8855
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	FRG	NASDAQ Global Market
7.50% Series A Cumulative Preferred Stock, par value $0.01 per share and liquidation preference of $25.00 per share	FRGAP	NASDAQ Global Market
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
 Emerging growth company ☐
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    No ☒
The aggregate market value of the shares of common stock held by non-affiliates of the registrant computed based on the last reported sale price of $22.91 on June 27, 2020 was $278,870,280.
The number of shares of the registrant's common stock outstanding as of March 4, 2021 was 40,094,915.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the year ended December 26, 2020 (this "Annual Report") contains forward-looking statements concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for our business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as "aim," "anticipate," "assume," "believe," "could," "due," "estimate," "expect," "goal," "intend," "may," "objective," "plan," "predict," "potential," "positioned," "should," "target," "will," "would," and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and our management's beliefs and assumptions. They are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. Additionally, other factors may cause actual results to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Factors that may cause such differences include, but are not limited to, the risks described under "Item 1A-Risk Factors," including:

•the uncertainty of the future impact of the COVID-19 pandemic and public health measures on our business and results of operations, including uncertainties surrounding the physical and financial health of our customers, the ability of government assistance programs available to individuals, households and businesses to support consumer spending, levels of foot traffic in our stores, changes in customer demand for our products and services, possible disruptions in our supply chain or sources of supply, potential future temporary store closures due to government mandates and whether we will have the governmental approvals, personnel and sources of supply to be able to keep our stores open;

•our plans and expectations in response to the COVID-19 pandemic, including increased expenses for potential higher wages and bonuses paid to associates and the cost of personal protective equipment and additional cleaning supplies and protocols for the safety of our associates, and expected delays in new store openings and cost reduction initiatives (including the Company’s ability to effectively obtain lease concessions with landlords);

•the effect of steps the Company takes in response to COVID-19, the severity and duration of the pandemic, new variants of COVID-19 that have emerged, and the speed and efficacy of vaccine and treatment developments, the pace of recovery when the pandemic subsides and the heightened impact it has on many of the risks described herein and in our other filings with the SEC;

•potential regulatory actions relating to the COVID-19 pandemic;

•the impact of COVID-19 and the related government mitigation efforts on our business and our financial results;

•the possibility that any of the anticipated benefits of the Buddy’s Acquisition, Sears Outlet Acquisition, Vitamin Shoppe Acquisition, American Freight Acquisition, FFO Acquisition or PSP Acquisition (as all such terms are defined below) will not be realized or will not be realized within the expected time period, the businesses of the Company and the Buddy’s segment, the Vitamin Shoppe segment or American Freight segment may not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected, revenues following the Buddy’s Acquisition, Sears Outlet Acquisition, Vitamin Shoppe Acquisition or American Freight Acquisition may be lower than expected or completing the PSP Acquisition on the expected timeframe may be more difficult, time-consuming or costly than expected;

•our inability to grow on a sustainable basis;

•changes in operating costs, including employee compensation and benefits;

•the seasonality of certain of the Company's business segments;

•departures of key executives or directors;

•our ability to attract additional talent to our senior management team;

•our ability to maintain an active trading market for our common stock on The Nasdaq Global Market (“Nasdaq”)

•our inability to secure reliable sources of the tax settlement products we make available to our customers;

•government regulation and oversight over our products and services;

•our ability to comply with the terms of our settlement with the Department of Justice (the "DOJ") and the Internal Revenue Service ("IRS");

•government initiatives that simplify tax return preparation, improve the timing and efficiency of processing tax returns, limit payments to tax preparers, or decrease the number of tax returns filed or the size of the refunds;

•government initiatives to prepopulate income tax returns;

•the effect of regulation of the products and services that we offer, including changes in laws and regulations and the costs and administrative burdens associated with complying with such laws and regulations;

•the possible characterization of refund transfers as a form of loan or extension of credit;

•changes in the tax settlement products offered to our customers that make our services less attractive to customers or more costly to us;

•our ability to maintain relationships with our third-party product and service providers;

•our ability to offer merchandise and services that our customers demand;

•our ability to successfully manage our inventory levels and implement initiatives to improve inventory management and other capabilities;

•competitive conditions in the retail industry and tax preparation market;

•the performance of our products within the prevailing retail industry;

•worldwide economic conditions and business uncertainty, the availability of consumer and commercial credit, change in consumer confidence, tastes, preferences and spending, and changes in vendor relationships;

•the risk that natural disasters, public health crises, political uprisings, uncertainty or unrest, or other catastrophic events could adversely affect our operations and financial results, including the impact of the COVID-19 pandemic on manufacturing operations and our supply chain, customer traffic and our operations in general;

•disruption of manufacturing, warehouse or distribution facilities or information systems;

•the continued reduction of our competitors promotional pricing on new-in-box appliances, potentially adversely impacting our sales of out-of-box appliances and associated margin;

•any potential non-compliance, fraud or other misconduct by our franchisees or employees;

•our ability and the ability of our franchisees to comply with legal and regulatory requirements;

•failures by our franchisees and their employees to comply with their contractual obligations to us and with laws and regulations, to the extent these failures affect our reputation or subject us to legal risk;

•the ability of our franchisees to open new territories and operate them successfully;

•the availability of suitable store locations at appropriate lease terms;

•the ability of our franchisees to generate sufficient revenue to repay their indebtedness to us;

•our ability to manage Company-owned offices;

•our exposure to litigation and any governmental investigations;

•our ability and our franchisees' ability to protect customers' personal information, including from a cyber-security incident;

•the impact of identity-theft concerns on customer attitudes toward our services;

•our ability to access the credit markets and satisfy our covenants to lenders;

•challenges in deploying accurate tax software in a timely way each tax season;

•delays in the commencement of the tax season attributable to Congressional action affecting tax matters and the resulting inability of federal and state tax agencies to accept tax returns on a timely basis or other changes that have the effect of delaying the tax refund cycle;

•the effect of federal and state legislation that affects the demand for paid tax preparation, such as the Affordable Care Act and potential immigration reform;

•our reliance on technology systems and electronic communications;

•our ability to effectively deploy software in a timely manner and with all the features our customers require;

•the impact of any acquisitions or dispositions, including our ability to integrate acquisitions and capitalize on their anticipated synergies; and

•other factors, including the risk factors discussed in this Annual Report.

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

PART I
Item 1.    Business.

Overview

We are an owner and operator of franchised and franchisable businesses that continually looks to grow our portfolio of brands while utilizing our operating and capital allocation philosophies to generate strong cash flows. We have a diversified and growing portfolio of highly recognized brands that compete in the U.S. and Canada. Our asset-light business model is designed to generate consistent, recurring revenue and strong operating margins and requires limited maintenance capital expenditures. As a multi-brand operator, we continually look to diversify and grow our portfolio of brands either through acquisition or organic brand development. Our acquisition strategy typically targets businesses that are highly cash flow generative with compelling unit economics that can be scaled by adding franchise and company owned units, or that can be restructured to enhance performance and value to Franchise Group. We strive to create value for our stockholders by generating free cash flow and capital-efficient growth across economic cycles.

Our business lines include American Freight, The Vitamin Shoppe ("Vitamin Shoppe"), Liberty Tax Service ("Liberty Tax"), and Buddy’s Home Furnishings ("Buddy's"). As of the year ended December 26, 2020, on a combined basis, we operated 4,023 locations predominantly located in the U.S. and Canada, consisting of 2,743 franchised locations and 1,280 company run locations. Each of our companies has its own management team with significant experience in its respective industry. Additionally, we offer each of our brands a shared services platform that allows us to drive economies of scale and efficiencies. We believe our platform enables our portfolio of brands to be stronger together than they are apart.

We believe our financial performance and business model have been resilient across economic cycles and recently during the COVID-19 pandemic. In addition, our franchised business model is designed to generate consistent, recurring revenue and predictable free cash flow in order to insulate us from the operating cost variability of our franchised locations. The operating costs of franchised locations are borne by the franchisees themselves.

We believe our success is driven in large part by our mutually beneficial relationships with our individual franchisees. Our franchise programs are designed to promote consistency and we are selective in granting franchises. We are focused on partnering with franchisees who have the commitment, capability and capitalization to grow our brands. Franchisees can range in size from individuals owning just one location to publicly-traded companies.

While the specific terms of our franchise agreements vary between brands, we utilize both store-level franchise and master franchise programs. Under both types of franchise programs, franchisees supply capital by purchasing or leasing the land, building, equipment, signs, inventory and supplies. Store-level franchise agreements typically require payment to us of certain upfront fees such as initial fees paid upon opening a store, fees paid to renew the term of the franchise agreement and fees paid in the event the franchise agreement is transferred to another franchisee. Franchisees also pay monthly continuing fees based on a percentage of their store sales and are required to spend a certain amount to advertise and promote the brand. Under master franchise arrangements, we enter into agreements that allow master franchisees to operate stores as well as sub-franchise stores within certain geographic territories. Master franchisees are typically responsible for overseeing development within their territories and performing certain other administrative duties with regard to the oversight of sub-franchisees. In exchange, master franchisees retain a certain percentage of fees payable by the sub-franchisees under their franchise agreements and typically pay lower fees for the stores they operate.

We seek to maintain healthy relationships with our franchisees and their representatives. We invest a significant amount of time working with the franchisee community on key aspects of the business, including products, equipment, operational improvements, standards and management techniques.

Our Brands

Our Vitamin Shoppe segment is an omni-channel specialty retailer of vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products. We market approximately 700 nationally recognized brands as well as our own brands, which include The Vitamin Shoppe®, BodyTech®, True Athlete®, plnt®, ProBioCare®, Fitfactor Weight Management System® and Vthrive The Vitamin Shoppe®. We believe we offer one of the largest varieties of products among vitamin, mineral and supplement retailers, and we continue to refine our assortment with approximately 6,800 stock keeping units ("SKUs") offered in our typical store and approximately 7,200 additional SKUs available through e-commerce. Our broad product offering enables us to provide our customers with a depth of selection of products that may not be readily available at other specialty retailers or mass merchants, such as discount stores, supermarkets, drug stores and wholesale clubs. We believe our product offering and emphasis on product knowledge and customer service helps us meet the needs of our target customer and serves as a foundation for enhancing strong customer loyalty. We continue to focus on improving the customer experience through the roll-out of initiatives including increasing customer engagement and personalization, redesigning the omni-channel experience (including in stores as well as through the internet and mobile devices), growing our private brands and improving the effectiveness of pricing and promotions. At December 26, 2020, Vitamin Shoppe operated 719 stores in the U.S. under The Vitamin Shoppe and Super Supplements banners and is headquartered in Secaucus, New Jersey.

Our American Freight segment is a retail chain offering in-store and online access to furniture, mattresses, new and out-of-box home appliances and home accessories at discount prices. American Freight buys direct from manufacturers and sells direct in warehouse-style stores. By cutting out the middleman and keeping its overhead costs low, American Freight can offer quality products at low prices. American Freight provides customers with multiple payment options providing access to high-quality products and brand name appliances that may otherwise remain aspirational to some of its customers.

American Freight also serves as a liquidation channel for major appliance vendors. American Freight operates specialty distribution centers that test every out-of-carton appliance before it is offered for sale to customers. Customers typically are covered by the original manufacturer's warranty and are offered the opportunity to purchase a full suite of extended-service plans and services. At December 26, 2020, American Freight operated 318 stores in 40 states and Puerto Rico, of which 6 locations are operated by franchisees. American Freight is headquartered in Delaware, Ohio.

Our Liberty Tax segment is one of the leading providers of tax preparation services in the United States and Canada. Our tax preparation services and related tax settlement products are offered through approximately 2,490 franchised locations and approximately 204 Company-owned offices. The majority of our offices are operated under the Liberty Tax Service brand. We also provide an online digital Do-It-Yourself tax program in the U.S. In addition to tax preparation services, we offer related financial products to our tax customers. The services and products are designed to provide streamlined tax preparation services for taxpayers who, for reasons of complexity, convenience, or the need for prompt tax refunds, seek assisted tax preparation services.

Liberty Tax expends considerable effort to ensure that our franchisees are able to offer a complete range of tax settlement products to our customers, and to provide our customers choices in these products. We offer these products because we believe that a substantial portion of our prospective customers place significant value on the ability to monetize their expected income tax refund quicker than filing their tax return without utilizing the services of a paid tax preparer. We offer two types of tax settlement products - refund transfer products and refund-based loans to fulfill this customer need. The percentage of our customers in our U.S. offices receiving our refund transfer products was 46% for the 2020 tax season. During the 2020 tax season, we and our franchisees accounted for 1.6 million tax returns filed through our retail offices, and 0.1 million through our online tax programs.

Our Buddy's segment is a specialty retailer of high quality, name brand consumer electronic, residential furniture, appliances and household accessories through rent-to-own agreements. The rental transaction allows our customers the opportunity to benefit from the use of high-quality products under flexible rental purchase agreements without long-term obligations. At December 26, 2020, Buddy’s operated 292 locations in the United States and Guam, of which 247 locations are operated by franchisees. Buddy's is headquartered in Orlando, Florida.

Competition

Each of our brands competes in the U.S. with many well-established companies on the basis of product choice, quality, affordability, service and location. Vitamin Shoppe competes in the highly competitive U.S. nutritional supplements retail industry. Competition is based primarily on quality, product assortment, price, customer service, convenience, marketing support and availability of new products. American Freight primarily competes with discount retailers of furniture and mattresses and with big box retailers and locally-owned appliance retailers that sell new-in-box and liquidations of their out-of-box or as-is appliances. Liberty Tax competes with tens of thousands of paid tax return preparers, including national, regional and local tax return preparation companies, regional and national accounting firms, financial service institutions that prepare tax returns as part of their businesses and online preparation services. Buddy’s competes with other national, regional and local rent-to-own businesses, including online only competitors, as well as with rental stores that do not offer their customers a purchase option.

Business Strategy

Our strategy is to focus on the operation and acquisition of franchise and franchisable businesses. We strive to assemble a mix of businesses that we believe provide us balance and overall economic resiliency, while also benefiting from the scale of a single franchising platform.

As a multi-brand operator, we continually look to diversify and grow our portfolio of brands either through acquisition or organic brand development. Our acquisition strategy typically targets businesses that are highly cash flow generative with compelling unit economics that can be scaled by adding franchise and company owned units, or that can be restructured to enhance performance and value to Franchise Group.

We have established a corporate platform that enables us to deploy capital to acquire assets that may have few natural buyers but become more valuable as part of our Company. Across all businesses, we look to create operating efficiencies in order to drive incremental free cash flow while allowing the management teams of each brand to focus on growing their businesses. Furthermore, our aggregated platform of multiple brands and increased scale provides cost of capital advantages relative to financing each business alone.

We believe our portfolio of brands will allow us to offer franchisees a variety of platforms that will allow them to diversify their investment portfolio in a local area, optimize their geographic penetration and grow their businesses. We believe our investors will benefit from sustainable franchise royalties and opportunistic franchise sales. Furthermore, we expect our refranchising strategy to create significant cash inflows to opportunistically de-lever and acquire additional brands.

Recent Developments

On December 27, 2020, we completed the acquisition of Furniture Factory Ultimate Holding, L.P. (“FFO”), a regional retailer of furniture and mattresses, for an all cash purchase price of $13.8 million (the "FFO Acquisition"). In connection with the FFO Acquisition, we acquired 31 operating locations which we intend to rebrand to our American Freight brand during the first quarter of 2021.

On January 15, 2021, we completed a public offering of approximately 3.3 million shares of our 7.50% Series A Cumulative Perpetual Preferred Stock, par value $0.01 per share and liquidation preference of $25.00 per share ("Series A Preferred Stock") with net cash proceeds to the Company of approximately $79.7 million, after deducting underwriting discounts, an advisory fee and estimated offering expenses totaling approximately $3.2 million.

On January 25, 2021, we entered into a definitive agreement to acquire Pet Supplies Plus (“PSP”), a leading omnichannel retail chain and franchisor of pet supplies and services, in an all cash transaction valued at approximately $700.0 million from affiliates of Sentinel Capital Partners (the "PSP Acquisition"). Additionally, we estimate that the net present value of the tax benefits related to the PSP acquisition are expected to be approximately $100.0 million. In connection with the signing of the definitive acquisition agreement, we entered into commitments with our lenders for $1.3 billion in new term loan credit facilities to refinance our existing term loan and provide PSP acquisition financing. The PSP Acquisition closed on March 10, 2021.

On February 21, 2021, we entered into a definitive agreement with NextPoint Acquisition Corp., a special purpose acquisition corporation incorporated under the laws of the Province of British Columbia ("Purchaser") to sell our Liberty Tax segment for a total preliminary purchase price of at least $243.0 million, consisting of approximately $182.0 million in cash and an equity interest in the Purchaser worth an estimated $61 million at the time of signing. In connection with the transaction, we are expecting to enter into a transition service agreement with the Purchaser, pursuant to which each party will provide certain transition services to each other. We expect the transaction to close in the second quarter of 2021.

Impact of COVID-19

The COVID-19 pandemic has affected, and likely will continue to affect, our financial condition and results of operations for the foreseeable future. In most states, during 2020, our businesses were deemed essential and, therefore, the majority of our stores remained open during the pandemic. The highest number of temporary store closures we experienced due to the COVID-19 pandemic was approximately 240 stores during the second quarter of 2020. As of December 26, 2020, and March 5, 2021, none of our stores were closed due to the COVID-19 pandemic; however, we cannot predict whether our stores will remain open if the COVID-19 pandemic worsens and states and localities issue new restrictions.

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

Change of Year-End

On October 1, 2019, our Board of Directors approved a change in our fiscal year-end from April 30th to the Saturday closest to December 31st of each year. The decision to change the fiscal year-end was related to our recent acquisitions to more closely align our operations and internal controls with that of our subsidiaries. We refer to our financial results for the period from May 1, 2019 through December 28, 2019, as the "Transition Period" in this report.

Human Capital Resources

General

As of December 26, 2020, we employed 4,758 full-time and 3,325 part-time employees. Part-time employees work an average of fewer than 30 hours per work. The number of part-time employees fluctuates based on seasonal needs.

The success of our business relies on our ability to attract and retain talented employees. To attract and retain talent, we strive to create an inclusive, diverse and supportive workplace, with opportunities for our employees to develop and grow in their careers, supported by competitive compensation, benefits and health and wellness programs.

Corporate Culture

We are focused on creating a corporate culture of integrity and respect, with the goal of working together to drive our business to be innovative and competitive. We operate in a performance-based environment where results matter and financial discipline is enforced. We strive to create a highly collaborative culture in which employees feel that their input is sought after and valued. At the same time, we believe in holding individuals accountable and endeavor to create a culture in which employees do what they say they are going to do. We believe that our culture is a long-term competitive advantage for us, fuels our ability to execute our business strategy and is a critical component of our employee talent strategy.

Diversity and Inclusion

We believe that a diverse workforce is critical to our success. Our goal is to cultivate an inclusive environment where human differences are valued, respected, supported and amplified. We have taken actions to recruit, retain, develop and advance a diverse and talented workforce. We are an equal opportunity employer. We respect diversity and do not discriminate on the basis of race, color, creed, religion, national origin, ancestry, citizenship status, age, sex, gender, gender identity or expression (including transgender status), sexual orientation, marital status, veteran status, physical or mental disability, genetic information, or any other characteristic protected by applicable federal, state or local laws. Our management is dedicated to ensuring the fulfillment of this policy with respect to hiring, placement, promotion, transfer, demotion, layoff, separation, recruitment, pay and equity, access to facilities and programs, training and general treatment during employment.

Health Safety and Wellness

We are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to a variety of health and wellness programs, including programs that support their physical and mental health.

In response to the COVID-19 pandemic, we implemented changes that we consider to be in the best interests of our employees, customers, business partners and communities in which we operate. We implemented changes from all federal, state and local government mandates and regulations, including providing all of our employees personal protective equipment if they chose to work on-site, adding extensive cleaning regiments to our stores and distribution centers, and encouraging the majority of our corporate employees to work from home. Additionally, for any employee that participates in our health insurance programs, we waived all premiums if they were furloughed due to the COVID-19 pandemic.

Compensation and Benefits

We provide competitive compensation and benefit programs for our employees. In addition to competitive salaries, these programs include, among other items, bonuses, stock awards, a 401(k) plan, health and wellness programs, health savings and flexible spending accounts, paid time off, paid parental leave, flexible work schedules and employee assistance programs.

Available Information

Our Annual Report, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed with or furnished to the SEC are available, free of charge, through our website at www.franchisegrp.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. The SEC maintains a website at www.sec.gov containing reports, proxy and information statements and other information regarding issuers who file electronically with the SEC.

Item 1A.    Risk Factors.

In addition to the other information contained in this Annual Report, the following risk factors should be considered carefully in evaluating our business. The Risk Factor Summary that follows should be read in conjunction with the detailed description of risk factors below. If any of the risks or uncertainties described below were to occur, our business, financial condition, and results of operations may be materially and adversely affected. Additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations. When considering any investment in our securities, investors should consider the following risk factors, as well as the information contained under the caption “Special Note Regarding Forward-Looking Statements,” in analyzing our present and future business performance.

Risks Related to Our Business, including risks related to:

•the COVID-19 pandemic;
•the integration of our recent acquisitions;
•our indebtedness and our ability to incur more indebtedness;
•our ability to generate sufficient cash to service our indebtedness;
•the terms of the agreements governing our indebtedness and their restriction of our current and future operations and operating flexibility;
•interest rate risk exposure from our floating rate debt financing;
•changes in the method of determining the London Interbank Offered Rate (“LIBOR”), or the replacement of LIBOR with an alternative reference rate;
•the substantial ownership stake of certain of our stockholders;
•potential difficulties associated with our rapid growth and expansion;
•the potential sale of one or more of our business segments;
•our operation in highly competitive industries;
•our failure to maintain sound business and contractual relationships with our franchisees;
•our significant lease obligations;
•our failure to achieve and maintain effective internal controls;

Risks Related to Our Segments, including risks related to:

•our Liberty Tax segment’s tax return preparation compliance program and our franchisees’ non-compliance, fraud and other misconduct and related enforcement action;
•the inability or unwillingness of our financial product service providers to enable our Liberty Tax segment to offer refund transfer products;
•unfavorable publicity or consumer perception of our Vitamin Shoppe segment’s products and any similar products distributed by other companies;
•our Vitamin Shoppe segment’s sale of food, dietary supplement and topical products containing cannabidiol;
•disruptions at our Vitamin Shoppe segment’s warehouse and distribution facilities or at our contract manufacturers’ manufacturing facilities;
•increases in the price or shortages of supply in connection with our Vitamin Shoppe segment’s products;
•product recalls, withdrawals or seizures;
•consumer spending factors affecting the success of our Buddy’s, American Freight and Vitamin Shoppe segments;
•the ability of our Buddy’s, American Freight and Vitamin Shoppe segments to compete effectively with the growing e-commerce sector;
•the ability of our Buddy’s, American Freight and Vitamin Shoppe segments to successfully manage their inventory levels;
•the growth and effective operations of our Company-owned locations and franchises and the franchise operations;
•our franchisees’ failure to open locations in new territories or successfully operate their new locations;
•our potential to be held responsible by third parties, regulators, or courts for the action of, or failure to act, by our franchisees and the exposure to possible fines or other liabilities and bad publicity;

•disputes with our franchisees;
•the effectiveness of our marketing and advertising programs and franchisee support of these programs;

Risks Related to Legal and Regulatory Matters, including risks related to:

•adverse outcomes related to litigation or regulatory actions;
•our failure to protect or failure to comply with laws and regulations related to our customers’ personal information;
•our or our franchisees’ failure to comply with marketing and advertising laws, including with regard to direct marketing;
•compliance with governmental regulations or newly enacted laws;
•product liability claims;
•our involvement in federal securities class-action lawsuits and derivative complaints;

General Risk Factors, including risks related to:

•our failure to protect our intellectual property rights;
•our reliance on technology systems and electronic communications;
•negative publicity, costly government enforcement actions or private litigation and increased costs as a result of our inability to secure our customers’ personal and confidential information, or other private data relating to our associates, suppliers or our business;
•our failure to retain key senior management personnel or attract and retain highly skilled and other key personnel;
•our ability to attract and retain qualified employees;
•the exclusive forum provisions in our Certificate of Incorporation;
•the volatility of our stock price;
•our ability to continue to pay dividends in the future; and
•antitakeover provisions in our charter documents.

Risks Related to Our Business

Our results of operations and financial condition have been, and will likely continue to be, adversely affected by the COVID-19 pandemic and, depending on future developments, may be materially adversely impacted by the COVID-19 pandemic.

The COVID-19 pandemic has had and will likely continue to have an impact on our operations and financial performance. The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition is uncertain and cannot be predicted. There can be no assurance that any of our efforts to address the adverse impacts of the COVID-19 pandemic will be effective. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future. For instance, changes in the behavior of customers, businesses and their employees as a result of the COVID-19 pandemic, including social distancing practices, even after formal restrictions have been lifted, are unknown. Furthermore, the financial condition of our customers and vendors may be adversely impacted, which may result in a decrease in the demand for our products, the inability and our franchisees’ ability to operate store locations or a disruption our supply chain. Any of these events may, in turn, have a material adverse impact our business, results of operations and financial condition.

We have incurred significant transaction and acquisition-related costs and expect to incur integration-related costs in connection with the Buddy’s Acquisition, the Sears Outlet Acquisition, the Vitamin Shoppe Acquisition, the American Freight Acquisition, the FFO Acquisition (collectively, the “Acquisitions”).

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

Our high level of debt could have significant consequences for us, including the following:

•limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other general corporate purposes;
•requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;
•limiting our ability to refinance our indebtedness on terms acceptable to us or at all;
•increasing the cost of future borrowings and, accordingly, our cost of capital;
•limiting our flexibility in planning for and reacting to changes in the markets in which we compete and to changing business and economic conditions;
•imposing restrictive covenants on our operations;
•placing us at a competitive disadvantage to competitors carrying less debt; and
•making us more vulnerable to economic downturns and adverse developments in our business, including the COVID-19 pandemic, and limiting our ability to withstand competitive pressures.

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

The agreements that govern our indebtedness contain a number of restrictive covenants that impose significant operating and financial restrictions on us and limit our ability to engage in acts that may be in our long-term best interests, including, among other things, restrictions on our ability to:

•incur, assume or guarantee additional indebtedness;
•declare or pay dividends or make other distributions with respect to, or purchase or otherwise acquire or retire for value, equity interests;
•make any principal payment on, or redeem or repurchase, certain indebtedness;
•make loans, advances or other investments;
•incur liens;
•sell or otherwise dispose of assets, including capital stock of subsidiaries;
•enter into sale and lease-back transactions;
•consolidate or merge with or into, or sell all or substantially all of our assets to, another person;
•enter into transactions with affiliates;
•materially change the nature of our business;
•enter into agreements that restrict the ability of certain subsidiaries to make dividends or other payments; and
•service our indebtedness if covenants under our credit facilities are not satisfied.

Our credit facilities also contain covenants that may limit our ability to service our other indebtedness. As a result of these restrictions, we may be limited in how we conduct our business, unable to raise additional debt or equity financing to operate during general economic or business downturns, or unable to compete effectively, take advantage of new business opportunities or grow in accordance with our plans.

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

As of February 1, 2021, Vintage Capital Management, LLC (“Vintage”) and B. Riley Financial, Inc. (“B. Riley”) and certain of its affiliates (collectively, the “Principal Stockholders”) currently own shares of our common stock representing approximately 19.0% and 11.3%, respectively, of our outstanding common stock. As a result of substantial ownership of our stock, and Vintage's participation on the Board, the Principal Stockholders currently have the ability to influence certain actions requiring stockholder approval, including increasing or decreasing the authorized share capital, the election of directors, declaration of dividends, the appointment of management, and other policy decisions. The interests of the Principal Stockholders may be different from the interests of our other stockholders. While any future transaction with the Principal Stockholders or other significant stockholders could benefit us, the interests of the Principal Stockholders could at times conflict with the interests of other stockholders. Conflicts of interest may also arise between us and the Principal Stockholders or their affiliates, which may result in the conclusion of transactions on terms not determined by market forces. Any such conflicts of interest could adversely affect our business, financial condition and results of operations, and the trading price of our common stock. Moreover, the concentration of ownership may delay, deter or prevent acts that would be favored by other stockholders or deprive our stockholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of us. Similarly, this concentration of stock ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning equity in a company with concentrated ownership.

Because of the significant changes to our business initiatives and strategies, including as a result of our Acquisitions we are susceptible to the potential difficulties associated with rapid growth and expansion and we may not achieve the same level of growth in revenues and profits as we had in prior years.

Our future viability, profitability, and growth will depend upon our ability to successfully operate and continue to expand our operations in the United States and abroad. We have grown rapidly since we began making the Acquisitions in July 2019.  Our management believes that our future success depends in part on our ability to manage the rapid growth and integration that we have experienced from current and future acquisitions, and the demands from increased responsibility on management personnel within the businesses we acquired and at the corporate level. Our ability to continue to grow our business will be subject to a number of risks and uncertainties and will depend in large part on:

•our ability to manage increased responsibilities for our executive level personnel and administrative burdens;
•our risk of litigation and other unanticipated liabilities;
•adding new customers and retaining existing customers;

•innovating new products and services to meet the needs of our customers;
•finding new opportunities in our existing and new markets;
•remaining competitive in the tax return preparation, specialty retailing, consumable durable goods and retail industries;
•attracting and retaining capable franchisees and area developers (ADs);
•delivering on our products and services in sufficient volumes and in a timely manner;
•hiring, training, and retaining skilled managers and employees; and
•expanding and improving the efficiency of our operations and systems and managing related organizational challenges.

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

We may consider strategic and complementary acquisitions of and investments in other franchise-centric businesses. In pursuing these opportunities, we will likely be competing with third parties that may have substantially greater financial resources than us. Acquisitions or investments in brands, businesses, properties or assets, as well as third-party alliances are subject to risks that could affect our business, including risks related to: (i) issuing shares of stock that could dilute the interests of our existing stockholders, (ii) spending cash and incurring debt, (iii) assuming contingent liabilities, or (iv) creating additional expenses.

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

As we have grown our business through the Acquisitions, our disclosure controls and internal controls have become more complex and may require significantly more resources to ensure the effectiveness of these controls. If we are unable to continue upgrading our financial and management controls, reporting segments, information technology and procedures in a timely and effective fashion, additional management and other resources may need to be devoted to assist in compliance with the disclosure and financial reporting requirements which would adversely affect our business, financial position and results of operations.

Risks Related to Our Segments

The Liberty Tax segment's tax return preparation compliance program may not be successful in detecting all problems in our franchisee network, and franchisee non-compliance, fraud and other misconduct and related enforcement action may damage our reputation and adversely affect our business.

On December 2, 2019, the Company entered into a settlement with the DOJ and the IRS (the “Settlement”) that resolved their investigation of the Company and its subsidiaries, including the Liberty Tax segment's policies, practices and procedures in connection with its tax return preparation activities and tax compliance program. Pursuant to the terms of the Settlement, the Company agreed to pay $3.0 million to be paid in installments over four years and agreed to retain an independent compliance monitor to oversee the implementation of the required enhancements to the compliance program. The monitor will work with the Company’s compliance team and may make recommendations for further refinements to improve the Liberty Tax segment's tax compliance program. We have implemented a variety of measures to enhance tax return preparation compliance as well as increased monitoring of these activities. Despite these measures, there can be no assurance that franchisees and tax preparers will follow these procedures, that the tax return preparation compliance program, or other efforts will be effective in eliminating non-compliance, fraud and other misconduct among our franchisees and/or employees. Accordingly, any such non-compliance, fraud or other misconduct may have a material adverse effect on our reputation, financial conditions, results of operations and may be deemed a breach of the terms of the Settlement.

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

Unfavorable publicity or consumer perception of our services, products and any similar products distributed by other companies could have a material adverse effect on our reputation, which could result in decreased sales and significant fluctuations in our business, financial condition and results of operations.

We depend significantly on consumer perception regarding the safety and quality of our products, as well as similar products distributed by other companies. Consumer perception of products can be significantly influenced by adverse publicity in the form of published scientific research, national media attention or other publicity, whether or not accurate, that associates consumption of our Vitamin Shoppe segment’s products or any other similar products with illness or other adverse effects, or questions the benefits of our or similar products or that claims that any such products are ineffective. A new product may initially be received favorably, resulting in high sales of that product, but that sales level may not be sustainable as consumer preferences change. Future scientific research or publicity could be unfavorable to our Vitamin Shoppe segment’s industry or any of its particular products and may not be consistent with earlier favorable research or publicity. Unfavorable research or publicity could have a material adverse effect on our ability to generate sales within our Vitamin Shoppe segment.

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

Disruptions at our Vitamin Shoppe segment’s warehouse and distribution facilities or at our contract manufacturers’ manufacturing facilities could materially and adversely affect our business, financial condition, results of operations and customer relationships.

Any significant disruption in our Vitamin Shoppe segment’s warehouse and distribution facilities or at any contract manufacturers’ manufacturing facilities for any reason, including regulatory requirements, and FDA determination that the contract manufacturers’ facility is not in compliance with the cGMP regulations, the loss of certifications, power interruptions, destruction of or damage to facilities, unexpected delays in delivery or increases in transportation costs (including through increased fuel costs), terrorist attacks, civil unrest, war or the perceived threat thereof, natural disasters could disrupt our contract manufacturers’ ability to manufacture products for our Vitamin Shoppe segment and our ability to deliver products to our customers. Any such disruption could have a material adverse effect on our business.
Increases in the price or shortages of supply in connection with our Vitamin Shoppe segment’s products could have a material adverse effect on our business.

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

The success of our Buddy’s, American Freight and Vitamin Shoppe segments is dependent on factors affecting consumer spending that are not under our control.

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

If our Buddy’s, American Freight and Vitamin Shoppe segments are unable to compete effectively with the growing e-commerce sector, our business and results of operations may be materially adversely affected.

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

If our Buddy’s, American Freight and Vitamin Shoppe segments do not successfully manage their inventory levels, our operating results will be adversely affected.

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

We may be held responsible by third parties, regulators, or courts for the action of, or failure to act, by our franchisees and their employees which could be expose us to possible fines, other liabilities, bad publicity or damage to our brands.

We grant our franchisees a limited license to use our registered service marks and, accordingly, there is risk that one or more of the franchisees may be identified as being controlled by us. Third parties, regulators, or courts may seek to hold us responsible for the actions or failures to act by our franchisees. In recent years, some government agencies have taken the position that the extent to which a franchise system establishes requirements for franchisees may justify treating the franchisor as if it “controls” the franchisee’s behavior. Thus, the failure of our franchisees to comply with laws and regulations may expose us to liability and damages that may have an adverse effect on our business.

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

We have been named, from time to time, as a defendant in various legal actions, including arbitrations, class-actions, and other litigation arising in connection with our various business activities. We are currently involved in a class-action lawsuit, in which we are vigorously defending ourselves. There can be no assurance, however, that we will not have to pay significant damages or amounts in settlement above insurance coverage. Adverse outcomes related to litigation could result in substantial damages and could materially affect our liquidity and capital resources and cause our net income to decline or may require us to alter our business operations. Failure to pay any material judgment would be a default under our credit facilities. Negative public opinion can also result from our actual or alleged conduct in such claims, possibly damaging our reputation, which could negatively impact our financial performance and could cause the value of our stock to decline. See “Note 15 - Commitments and Contingencies” in the Notes to the Consolidated Financial Statements.

If we fail to protect or fail to comply with laws and regulations related to our customers' personal information, we may face significant fines, penalties, or damages and our brands and reputation may be harmed.

We are subject to various federal and state laws related to the use of and protection of customer personal information, including but not limited, California Consumer Privacy Act (“CCPA”), the Gramm-Leach-Bliley Act and other Federal Trade Commission (“FTC”). We rely on technology in virtually all aspects of our business. Like those of many large businesses, certain of our information systems have been subject to computer viruses, malicious codes, unauthorized access, phishing efforts, denial-of-service attacks and other cyber-attacks and we expect to be subject to similar attacks in the future as such attacks become more sophisticated and frequent. A significant disruption or failure of our technology systems could result in service interruptions, safety failures, security events, regulatory compliance failures, an inability to protect information and assets against unauthorized users, and other operational difficulties. Attacks perpetrated against our systems could result in loss of assets and critical information and expose us to remediation costs and reputational damage.

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

New or revised federal and state tax regulations could have a material effect on the financial results of our Liberty Tax segment. We are unable to predict how we may be affected by changes, or lack of changes, to federal and state tax laws. Accordingly, the risk exists that changes in, or lack of changes in, federal and state tax laws could materially and adversely affect our Liberty Tax business cash flows, results of operations and financial condition.

The CCPA which became effective on January 1, 2020 and requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. We collect internal and customer data, including personally identifiable information for a variety of important business purposes, including managing our workforce and providing requested products and services. The CCPA required us to modify our data processing practices and policies at Liberty Tax, Vitamin Shoppe and American Freight, which as a result, we may incur substantial costs and expenses in an effort to comply. The effects of the CCPA are potentially significant and require us to modify our data processing practices and policies which as a result, we may incur substantial costs and expenses in an effort to comply. We may also from time to time be subject to, or face assertions that we are subject to, additional obligations relating to personal data by contract or due to assertions that self-regulatory obligations or industry standards apply to our practices. There may be additional regulatory actions or enforcement priorities, or new interpretations of existing requirements that differ from ours, which could impose unanticipated limitations or require changes to our business. Any developments of this nature could increase our costs significantly and could have a material adverse effect on our business, financial condition and results of operations.

We may be subject to product liability claims if people or properties are harmed by the products we sell or the services we offer.

Some of the products we sell may expose us to product liability claims relating to personal injury, death, or property damage caused by such products, and may require us to take actions such as product recalls. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on commercially reasonable terms, or at all. Our Vitamin Shoppe segment, in particular, as a retailer and direct marketer of products designed for human consumption, is subject to product liability claims if the use of its products is alleged to have resulted in injury or to include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. In addition, third-party manufacturers produce many of the products we sell which may expose us to product liability claims for products we do not manufacture. While we attempt to manage these risks by obtaining indemnification agreements from the manufacturers of products that we sell and insurance, third parties may not satisfy their indemnification obligations to us and/or our insurance policies may not be sufficient or available. A product liability claim against us, whether with respect to products of a third-party that we sell or our branded products, could result in increased costs and could adversely affect our reputation with our customers, which in turn could materially adversely affect our business, financial condition and results of operations.

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

General Risk Factors

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

Many of our information technology systems, such as those we use for our point-of-sale, tax preparation software, web and mobile platforms, including online and mobile payment systems, and for administrative functions, including human resources, payroll, accounting, and internal and external communications, contain personal, financial or other information that is entrusted to us by our customers and associates. Many of our information technology systems also contain proprietary and other confidential information related to our business and suppliers. Although we have developed procedures and technology in place to safeguard our customers’ personal information, our associates’ private data, suppliers’ data, and our business records and intellectual property and other sensitive information, we may nevertheless, be vulnerable to, and unable to anticipate, detect and appropriately respond to, data security breaches and data loss, including cyber-security attacks. If we or any third-party systems we use experience a data security breach, we could be exposed to negative publicity, reputational risk with our customers, government enforcement actions and private litigation, in addition to the potential of significant capital investments and other expenditures to remedy cybersecurity problems and prevent future security breaches. These costs, which could be material, could adversely impact our results of operations in the period in which they are incurred and may not meaningfully limit the success of future attempts to breach our information technology systems.

If we fail to retain our key senior management personnel or are unable to attract and retain highly skilled and other key personnel, our financial performance could be materially adversely affected.

We depend on our senior management and other key or highly skilled personnel. The loss of any of our executive officers or other key employees or the inability to hire, train, retain, and manage qualified personnel, could harm our business.

If we and our franchisees are unable to attract and retain qualified employees, our financial performance could be materially adversely affected.

Both we and our franchisees depend on the ability to find, hire and retain qualified employees to manage day-to-day business activities. Our operating subsidiaries also need qualified and competent personnel in executing their business plans and serving their customers. Our inability to recruit and retain qualified and competent managers and personnel could have a material adverse effect on our business, financial condition and results of operations.

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

Our stock price has been, and may continue to be, subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including, but not limited to:

•actual or anticipated variations in our operating results from quarter to quarter;
•actual or anticipated variations in our operating results and financial performance from the expectations of securities analysts and investors;
•if analysts do not publish research or reports about our business or if they publish misleading or unfavorable research or reports about our business;
•actual or anticipated variations in our operating results from our competitors;
•fluctuations in the valuation of companies perceived by investors to be comparable to us;
•sales of common stock or other securities by us or our stockholders in the future;

•certain non-compliance, fraud and other misconduct by our franchisees and/or employees;
•departures of key executives or directors;
•announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, financing efforts or capital commitments;
•delays or other changes in our expansion plans;
•failure to maintain adequate internal controls;
•involvement in litigation (including securities class action litigation) or governmental investigations or enforcement activity;
•stock price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•general economic, stock market and market conditions in our industry and the industries of our customers;
•regulatory or political developments;
•global pandemics (such as the recent coronavirus (COVID-19) pandemic); and
•capital markets and trading markets fluctuations.

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

Provisions in our second amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. In addition, our credit facility contains covenants that may impede, discourage, or prevent a takeover of us. For instance, upon a change of control, we would default on our credit facility. As a result, a potential takeover may not occur unless sufficient funds are available to repay our outstanding debt. Provisions in our bylaws and credit facility may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors, which is responsible for appointing the members of our management. Any provision of our amended and restated certificate of incorporation and bylaws or our debt documents that has the effect of delaying or deterring a change of control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect our stock value if they are viewed as discouraging takeover attempts in the future.

Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
Stores
As of December 26, 2020, we operated or franchised 3,770 stores in 50 states and Guam, Puerto Rico and the District of Columbia, and 253 stores in Canadian provinces as detailed below:

	Liberty Tax			Buddy's			American Freight			Vitamin Shoppe	Total
	Company-owned	Franchised	Total	Company-owned	Franchised	Total	Company-owned	Franchised	Total	Company-owned	Franchise Group
Alabama	—	7	7	—	11	11	9	—	9	6	33
Alaska	3	23	26	—	—	—	—	—	—	—	26
Arizona	2	45	47	—	4	4	9	1	10	11	72
Arkansas	2	23	25	—	15	15	2	—	2	2	44
California	15	250	265	—	—	—	18	—	18	77	360
Colorado	2	35	37	—	—	—	1	—	1	7	45
Connecticut	—	30	30	—	—	—	4	—	4	10	44
Delaware	2	8	10	—	—	—	1	—	1	3	14
District of Columbia	—	6	6	—	—	—	—	—	—	1	7
Florida	12	137	149	34	19	53	34	—	34	81	317
Guam	—	—	—	—	2	2	—	—	—	—	2
Georgia	8	75	83	—	21	21	13	4	17	24	145
Hawaii	2	5	7	—	—	—	1	—	1	7	15
Idaho	4	12	16	—	—	—	1	—	1	3	20
Illinois	2	79	81	—	4	4	13	—	13	37	135
Indiana	5	33	38	1	—	1	14	—	14	11	64
Iowa	1	12	13	—	1	1	1	—	1	2	17
Kansas	4	16	20	—	1	1	5	—	5	2	28
Kentucky	8	19	27	7	—	7	5	—	5	5	44
Louisiana	1	23	24	—	4	4	7	—	7	6	41
Maine	—	1	1	—	—	—	—	—	—	2	3
Maryland	2	26	28	—	—	—	4	—	4	21	53
Massachusetts	1	52	53	—	—	—	2	—	2	16	71
Michigan	5	75	80	—	—	—	12	—	12	17	109
Minnesota	2	27	29	—	—	—	3	—	3	7	39
Mississippi	—	10	10	—	9	9	3	—	3	1	23
Missouri	3	47	50	—	2	2	8	—	8	7	67
Montana	—	2	2	—	—	—	—	—	—	—	2
Nebraska	—	10	10	—	—	—	—	—	—	2	12
Nevada	1	26	27	—	—	—	3	—	3	8	38
New Hampshire	—	6	6	—	—	—	—	—	—	4	10
New Jersey	2	44	46	—	—	—	4	—	4	36	86
New Mexico	20	14	34	—	7	7	1	—	1	3	45
New York	7	147	154	—	—	—	5	—	5	66	225
North Carolina	6	123	129	—	10	10	11	—	11	27	177
North Dakota	—	10	10	—	—	—	—	—	—	—	10
Ohio	6	92	98	—	—	—	26	—	26	23	147
Oklahoma	—	31	31	—	11	11	5	—	5	3	50
Oregon	4	18	22	—	—	—	2	—	2	5	29
Pennsylvania	7	71	78	—	5	5	10	—	10	28	121
Puerto Rico	—	—	—	—	—	—	1	—	1	2	3
Rhode Island	—	10	10	—	—	—	1	—	1	2	13
South Carolina	1	69	70	—	11	11	8	—	8	17	106
South Dakota	—	8	8	—	—	—	—	—	—	1	9

	Liberty Tax			Buddy's			American Freight			Vitamin Shoppe	Total
	Company-owned	Franchised	Total	Company-owned	Franchised	Total	Company-owned	Franchised	Total	Company-owned	Franchise Group
Tennessee	18	35	53	—	6	6	9	1	10	14	83
Texas	11	283	294	3	80	83	35	—	35	54	466
Utah	1	20	21	—	—	—	—	—	—	1	22
Vermont	1	1	2	—	—	—	—	—	—	1	3
Virginia	10	70	80	—	9	9	10	—	10	25	124
Washington	9	37	46	—	15	15	2	—	2	27	90
West Virginia	—	21	21	—	—	—	2	—	2	—	23
Wisconsin	3	19	22	—	—	—	7	—	7	4	33
Wyoming	1	4	5	—	—	—	—	—	—	—	5
Total	194	2,247	2,441	45	247	292	312	6	318	719	3,770

Canada
Alberta	—	40	40	—	—	—	—	—	—	—	40
British Columbia	1	33	34	—	—	—	—	—	—	—	34
Manitoba	1	28	29	—	—	—	—	—	—	—	29
New Brunswick	—	9	9	—	—	—	—	—	—	—	9
Newfoundland and Labrador	—	4	4	—	—	—	—	—	—	—	4
Nova Scotia	—	9	9	—	—	—	—	—	—	—	9
Ontario	6	110	116	—	—	—	—	—	—	—	116
Prince Edward Island	—	2	2	—	—	—	—	—	—	—	2
Saskatchewan	1	8	9	—	—	—	—	—	—	—	9
Yukon	1	—	1	—	—	—	—	—	—	—	1
Total	10	243	253	—	—	—	—	—	—	—	253

We lease the vast majority of our Company-owned stores. Our leases typically provide an initial term with options to extend. As current leases expire, we believe that we will be able to obtain lease renewals, if desired, for present store locations, or to obtain leases for equivalent or better locations in the same general area.
Our leased properties also include the following:

Location	Description
Miami Lakes, Florida	Manufacturing Facilities
Ashland, Virginia	Distribution Center
Avondale, Arizona	Distribution Center
Pearl City, Hawaii	Distribution Center
Cupey Bajo, Puerto Rico	Distribution Center
New Castle Delaware	Distribution Center
Livonia, Michigan	Distribution Center
Kansas City, Missouri	Distribution Center
Tucker, Georgia	Distribution Center
Winter Park, Florida	Distribution Center
Carrollton, Texas	Distribution Center
Houston, Texas	Distribution Center
Reno, Nevada	Distribution Center
Secaucus, New Jersey	Corporate Offices
Orlando, Florida	Corporate Offices
Hoffman Estates, Illinois	Corporate Offices
Delaware, Ohio	Corporate Offices
Hurst, Texas	Corporate Offices
Markham, Canada	Corporate Offices
We own our corporate headquarters which are located in four buildings. Our principal executive office is located at 2387 Liberty Way, Virginia Beach, Virginia 23456.

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
PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market and Stock Information

Our common stock is listed on the Nasdaq Global Market under the symbol "FRG" and our Series A Preferred Stock is listed on the Nasdaq Global Market under the symbol "FRGAP." As of December 26, 2020, there were 40,092,260 and 1,250,000 shares of common stock and shares of our Series A Preferred Stock outstanding, respectively. As of December 26, 2020, options to acquire 391,409 shares of our common stock were outstanding, 328,075 of which were immediately exercisable.

Holders of Record

As of March 4, 2021, we had approximately 138 registered record holders of our common stock. The reported closing price of our common stock on March 4, 2021 was $34.43. As of March 4, 2021, we had 1 registered record holder of our Series A Preferred Stock. The reported closing price of our Series A Preferred Stock on March 4, 2021 was $25.25. EQ Shareowner Services is the transfer agent and registrar for our common stock and Series A Preferred Stock.

Recent Sales of Unregistered Securities

Other than those sales of unregistered securities that we have disclosed in quarterly reports on Form 10-Q or current reports on Form 8-K, we have not recently sold any unregistered securities.

Dividends

On March 2, 2021, our Board of Directors declared quarterly dividends of $0.375 per share of common stock and $0.46875 per share of Series A Preferred Stock. The dividends will be paid in cash on or about April 15, 2021 to holders of record of our common stock and Series A Preferred Stock on the close of business on March 31, 2021. On December 3, 2020, our Board of Directors declared a quarterly dividend of $0.375 per share of common stock. On December 3, 2020, our Board of Directors declared a quarterly dividend of $0.46875 per share of Series A Preferred Stock. The common stock dividend was paid in cash on or about January 8, 2021 to holders of record of our common stock on the close of business on December 24, 2020 and the Series A Preferred Stock dividend was paid in cash on or about January 15, 2021 to holders of record of our Series A Preferred Stock on the close of business on December 31, 2020. The payment of dividends is at the discretion of our Board of Directors and depends, among other things, on our earnings, capital requirements, and financial condition. Our ability to pay dividends is also subject to compliance with financial covenants that are contained in our credit facility and may be restricted by any future indebtedness that we incur. In addition, applicable law requires our Board of Directors to determine that we have adequate surplus prior to the declaration of dividends. We cannot provide an assurance that we will pay dividends at any specific level or at all.
Share Repurchases
Our Board of Directors has authorized up to $10.0 million for repurchases of shares of our common stock. This authorization has no specific expiration date and cash proceeds from exercises of our stock options increase the amount of the authorization. In addition, the Board of Directors authorized a Liberty Tax AD repurchase program, which reduces the amount of the share repurchase authorization on a dollar-for-dollar basis. Shares repurchased from option exercises and RSUs vesting that are net-share settled by us and shares repurchased in privately negotiated transactions are not considered share repurchases under this authorization. As part of the AD repurchase program, we expended $9.1 million during the year ended December 26, 2020. During the year ended December 26, 2020, we did not repurchase any shares of our common stock.

Item 6.    Selected Financial Data.
Not required for smaller reporting companies.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We are an owner and operator of franchised and franchisable businesses that continually looks to grow our portfolio of brands while utilizing our operating and capital allocation philosophy to generate strong cash flows. We currently operate four reportable segments: Liberty Tax, Buddy’s, American Freight, and Vitamin Shoppe.

Our Vitamin Shoppe segment is an omni-channel specialty retailer of vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products. Our American Freight segment is a retail chain offering unbranded furniture, mattresses and home accessories at discount prices. On October 23, 2019, we completed the acquisition of the Sears Outlet business (“Sears Outlet”) from Sears Hometown and Outlet Stores, Inc. (the “Sears Outlet Acquisition”). Sears Outlet has been rebranded as American Freight Outlet and is included in our American Freight segment. Our Liberty Tax segment is one of the leading providers of tax preparation services in the United States and Canada. Our Buddy's segment is a specialty retailer of high quality, name brand consumer electronic, residential furniture, appliances and household accessories through rent-to-own agreements.

Our revenue is primarily derived from merchandise sales, rental revenue, and service revenues comprised of royalties and other required fees from our franchisees and financial products.
In evaluating our performance, management focuses on several metrics that we believe are key to our success:
•Net change in retail and franchise locations. The change in retail and franchise locations from year to year is a function of the opening of new locations, offset by locations that we or our franchisees close. Please see "Item 2. Properties" in this Annual Report for the number of locations as of December 26, 2020.
•Systemwide revenue. Systemwide revenue, which is an operating measure not in accordance with GAAP, includes sales by both Company-owned and franchised locations. We believe systemwide revenue data is useful in assessing consumer demand for our products and services and our performance. In addition, systemwide revenue reflects the size of our business, and because the size of our business drives our management and infrastructure needs, systemwide revenue data helps us assess those needs in comparison to other companies in our industry and other franchise operators.
Acquisitions

On February 14, 2020, we completed our acquisition of American Freight (the "American Freight Acquisition"). Additionally, we, through certain of our subsidiaries, entered into a new $675 million credit facility which funded the American Freight Acquisition and refinanced certain debt of our Buddy’s Home Furnishings and Sears Outlet businesses, refer to "Note 2 - Acquisitions" in the Notes to the Consolidated Financial Statements.

On December 16, 2019, we completed our acquisition of The Vitamin Shoppe (the "Vitamin Shoppe Acquisition"). For a complete description of the Vitamin Shoppe Acquisition, refer to "Note 2 - Acquisitions" in the Notes to the Consolidated Financial Statements.

On October 23, 2019, we completed the Sears Outlet Acquisition. For a complete description of the Sears Outlet Acquisition, refer to "Note 2 - Acquisitions" in the Notes to the Consolidated Financial Statements.

On September 30, 2019, we acquired 21 Buddy’s stores from a series of franchisees of Buddy’s New Holdco, a wholly-owned direct subsidiary of the Company. In connection with the acquisition, the sellers received, in aggregate, 1,350,000 New Holdco units (defined below) and 270,000 shares of our Voting Non-Economic Preferred Stock for a purchase price of $16.8 million.

On August 23, 2019, we acquired 41 Buddy’s Home Furnishing stores from A-Team Leasing LLC. (“A-Team”), a franchisee of our Buddy’s segment, for total consideration of $26.6 million.

On July 10, 2019 (the "Buddy’s Acquisition Date"), we formed Franchise Group New Holdco LLC ("New Holdco"), which completed the Buddy’s Acquisition. At the Buddy’s Acquisition Date, each outstanding unit of Buddy’s was converted into the right to receive 0.459315 units of New Holdco (“New Holdco units”) and 0.091863 shares of our Voting Non-Economic Preferred Stock. Each of the New Holdco units held by the former equity holders of Buddy's (the "Buddy's Members") was, together with one-fifth of a share of Voting Non-Economic Preferred Stock held by the Buddy's Members, redeemable in exchange for one share of our common stock after an initial six-month lockup period following their issuance, which has expired. As of the Buddy’s Acquisition Date, on an as-converted basis, the Buddy's Members' aggregate ownership of New Holdco units and share of Preferred Stock represented approximately 36.44% of our outstanding common stock, which implied an enterprise value of Buddy's of approximately $122 million and an equity value of $12.00 per share of our common stock. We are the sole managing member of New Holdco and is consolidated for financial reporting purposes. We and the Buddy's Members also entered into an income tax receivable agreement (the "TRA"), pursuant to which, subject to certain exceptions set forth in the TRA, we agreed to pay the Buddy's Members 40% of the cash savings, if any, in federal, state and local taxes that we realize or are deemed to realize as a result of any increases in tax basis of the assets of New Holdco resulting from future redemptions or exchanges of New Holdco units and Voting Non-Economic Preferred Stock held by the Buddy's Members in exchange for our common stock. As of April 1, 2020, all shares of Voting Non-Economic Preferred Stock and New Holdco units (except for the New Holdco units held by us) were redeemed for shares of our common stock and no shares of Voting Non-Economic Preferred Stock or New Holdco units remained outstanding (except for the New Holdco units held by us). Refer to the liquidity section below for further discussion. For a complete description of the Buddy’s Acquisition, refer to "Note 2 - Acquisitions" in the Notes to the Consolidated Financial Statements.

Results of Operations

For the Year Ended December 26, 2020 as compared to the Year Ended April 30, 2019

The following table sets forth the results of our operations for the years ended December 26, 2020 and April 30, 2019:

	Fiscal Years Ended		Change
(In thousands)	12/26/2020	4/30/2019	$	%
Total revenues	$2,152,504	$132,546	$2,019,958	1,524%
Total operating expenses	2,076,382	133,405	1,942,977	1,456%
Income (loss) from operations	76,122	(859)	76,981	(8,962)%
Net income (loss)	$27,154	$(2,156)	$29,310	(1,359)%
Revenues. The table below sets forth the components and changes in our revenue for the years ended December 26, 2020 and April 30, 2019:

	Fiscal Years Ended		Change
(In thousands)	12/26/2020	4/30/2019	$	%
Product	$1,899,662	$—	$1,899,662	—%
Service and other	188,575	132,546	56,029	42%
Rental	64,267	—	64,267	—%
Total revenue	$2,152,504	$132,546	$2,019,958	1,524%

Our total revenue increased by $2.0 billion, or 1,524%, in the year ended December 26, 2020 compared to the year ended April 30, 2019. This increase was primarily due to the Buddy's Acquisition on July 10, 2019, which increased revenue by $97.3 million, the Sears Outlet Acquisition on October 23, 2019, which increased revenue by $433.7 million, the Vitamin Shoppe Acquisition on December 19, 2019, which increased revenue by $1,036.0 million, and the American Freight Acquisition on February 14, 2020, which increased revenue by $462.7 million.

Operating expenses. The following table details the amounts and changes in our operating expenses for the years ended December 26, 2020 and April 30, 2019:

	Fiscal Years Ended		Change
(In thousands)	12/26/2020	4/30/2019	$	%
Cost of revenue:
Product	$1,136,054	$—	$1,136,054	—%
Service and other	2,149	—	2,149	—%
Rental	21,905	—	21,905	—%
Total cost of revenue	1,160,108	—	1,160,108	—%
Selling, general and administrative expenses	916,274	124,060	792,214	639%
Restructuring expenses	—	9,345	(9,345)	(100)%
Total operating expenses	$2,076,382	$133,405	$1,942,977	1,456%
Total operating expenses increased $1.9 billion, or 1,456%, in the year ended December 26, 2020 compared to the year ended April 30, 2019. This increase was primarily due to the Buddy's Acquisition on July 10, 2019, which increased operating expenses by $77.0 million, the Sears Outlet Acquisition on October 23, 2019, which increased operating expenses by $445.6 million, the Vitamin Shoppe Acquisition on December 19, 2019, which increased operating expenses by $1.0 billion, and the American Freight Acquisition on February 14, 2020, which increased operating expenses by $410.5 million.

Income Taxes. The following table sets forth certain information regarding our income taxes for the years ended December 26, 2020 and April 30, 2019:

	Fiscal Years Ended		Change
(In thousands)	12/26/2020	4/30/2019	$	%
Loss before income taxes	$(30,816)	$(3,995)	$(26,821)	671%
Income tax benefit	(57,970)	(1,839)	(56,131)	3,052%
Effective tax rate	188.1%	46.0%
The increase in our income tax benefit in the year ended December 26, 2020 compared to the year ended April 30, 2019 relates to The Coronavirus Aid, Relief, and Economic Security (the "CARES Act") which was enacted on March 27, 2020. The CARES Act retroactively changed the eligibility of certain assets for expense treatment in the year placed in service, back to 2018, and permitted any net operating loss for the tax years 2018, 2019 and 2020 to be carried back for five years. The Company recorded an income tax benefit of $52.3 million as a result of the CARES Act which is the primary reason for the change in the effective rate for the year ended December 26, 2020 compared to the year ended April 30, 2019.

Net income. In the year ended December 26, 2020, we had net income of $27.2 million compared to a net loss of $2.2 in the year ended April 30, 2019, primarily as a result of the income tax benefit of $52.3 million related to the CARES Act.

For a discussion of the 2019 Transition Period Results of Operations, including a discussion of the financial results for the Transition Period compared to unaudited period May 1, 2018 to December 29, 2018, refer to Part II, Item 7 of our Transition Report on Form 10-K/T filed with the SEC on April 24, 2020 ("Form 10-K/T").

For a discussion of the 2019 Results of Operations, including a discussion of the financial results for the fiscal year ended April 30, 2019 compared to the fiscal year ended April 30, 2018, refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended April 30, 2019, filed with the SEC on June 27, 2019 ("2019 10-K").

Segment Information

Our operations are conducted in four reporting business segments: Vitamin Shoppe, American Freight, Liberty Tax, and Buddy's. We define our segments as those operations whose results our chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources.

We measure the results of our segments using, among other measures, each segment's net revenues, operating expenses and operating income (loss). We may revise the measurement of each segment's operating income, including the allocation of overhead costs, as determined by the information regularly reviewed by the CODM. When the measurement of a segment changes, previous period amounts and balances are reclassified to be comparable to the current period's presentation. Because the American Freight Acquisition occurred in the year ended December 26, 2020, and the Buddy's Acquisition, Sears Outlet Acquisition, and Vitamin Shoppe Acquisition occurred in the Transition Period, comparable information is not available; therefore, Vitamin Shoppe, American Freight, and Buddy's segment information is not provided in this discussion.

The following table summarizes the operating results of our Liberty Tax segment for the years ended December 26, 2020 and April 30, 2019:

	Fiscal Years Ended		Change
(In thousands)	12/26/2020	4/30/2019	$	%
Total revenues	$122,777	$132,546	$(9,769)	(7)%
Operating expenses	99,166	133,405	(34,239)	(26)%
Operating income (loss)	$23,611	$(859)	$24,470	(2,849)%
Total revenue for our Liberty Tax segment decreased $9.8 million, or 7%, for the year ended December 26, 2020 as compared to the year ended April 30, 2019. The decrease in revenue is primarily driven by the following:

•a decrease of $8.6 million in royalties and advertising, financial products and electronic filing fees related to store closures and reduced U.S. federal tax returns due to COVID-19; and

•a $4.6 million decrease in interest income related to a reduction in working capital loans to franchisees as well as a decrease in the loans due from reacquired ADs and franchisees; and

•an increase of $3.8 million in other revenues resulting primarily from gains recorded on AD and franchisee acquisitions where the consideration was less than the value of the acquired assets and ancillary product revenues; and

•a $1.3 million increase in tax preparation fees due to an increase in the number of Company-owned stores.

Operating expenses for the Liberty Tax segment decreased $34.2 million or 26% for the year ended December 26, 2020 as compared to the year ended April 30, 2019. The decrease in operating expenses is primarily driven by the following:

•a $9.3 million decrease in restructuring costs primarily due to store closures in fiscal 2019; and

•a decrease of $7.6 million in other expenses primarily related to reduced bad debt expense in 2020 and non-recurring professional fees in 2019; and

•a decrease of $6.9 million in compensation costs due to reductions to head count in fiscal 2020; and

•a decrease of $6.0 million in AD expense related to related to buybacks and non-renewals of ADs; and

•a $3.7 million decrease in depreciation, amortization and impairment charges primarily related to software disposed of in December 2019, partially offset by AD buybacks in 2020; and

•a $0.7 million reduction in advertising expense due to decreased tax return volume.

For a discussion of the Liberty Tax segment 2019 Transition Period Results of Operations, including a discussion of the financial results for the Transition Period compared to unaudited period May 1, 2018 to December 29, 2018, refer to Part II, Item 7 of our Form 10-K/T.

For a discussion of the Liberty Tax segment 2019 Results of Operations, including a discussion of the financial results for the fiscal year ended April 30, 2019 compared to the fiscal year ended April 30, 2018, refer to Part II, Item 7 of our 2019 10-K.

Adjusted EBITDA.

To provide additional information regarding our financial results, we have disclosed Adjusted EBITDA in the table below and within this Annual Report. Adjusted EBITDA represents net income (loss), before income taxes, interest expense, depreciation and amortization, and certain other items specified below. We have provided a reconciliation below of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

We have included Adjusted EBITDA in this Annual Report because we believe the presentation of these measures is useful to investors as supplemental measures in evaluating the aggregate performance of our operating businesses and in comparing our results from period to period because they exclude items that we do not believe are reflective of our core or ongoing operating results. These measures are used by our management to evaluate performance and make resource allocation decisions each period. Adjusted EBITDA is also the primary operating metric used in the determination of executive management’s compensation.  In addition, a measure similar to Adjusted EBITDA is used in the Company’s credit facilities but is calculated differently. Adjusted EBITDA is not a recognized financial measure under GAAP and may not be comparable to similarly-titled measures used by other companies in our industry. Adjusted EBITDA should not be considered in isolation from or as an alternative to net income (loss), operating income (loss), or any other performance measures derived in accordance with GAAP.

The following table presents a reconciliation of Adjusted EBITDA for each of the periods indicated.

	Fiscal Years Ended
(In thousands)	12/26/2020	4/30/2019
Net income (loss)	$27,154	$(2,156)
Add back:
Interest expense	101,751	3,023
Income tax benefit	(57,970)	(1,839)
Depreciation and amortization charges	62,238	14,084
Total Adjustments	106,019	15,268
EBITDA	133,173	13,112
Adjustments to EBITDA
Executive severance and related costs	6,360	933
Executive recruitment costs	—	725
Stock based compensation	9,484	—
Shareholder litigation costs	575	472
Restructuring expense	—	9,345
Corporate compliance costs	796	614
Accrued judgments and settlements	(238)	972
Store closures	592	—
Rebranding costs	8,725	—
Inventory fair value step up amortization	36,244	—
Prepayment penalty on early debt repayment	8,752	—
Right-of-use asset impairment	2,895	—
Integration costs	2,703	—
Divestiture of year-round accounting offices	—	1,846
Acquisition costs	17,584	—
Total Adjustments to EBITDA	94,472	14,907
Adjusted EBITDA	$227,645	$28,019
Included in restructuring expense on the condensed consolidated statement of operations for the year ended April 30, 2019 is $1.3 million of depreciation, amortization, and impairment charges. EBITDA is $14.4 million for the year end April 30, 2019 with these expenses included.

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

Subsequent to December 26, 2020, several transactions and events occurred that will or have the potential to affect our liquidity and capital resources in future periods as discussed in Part I, Item 1. Business.

Sources and uses of cash

Operating activities

In the year ended December 26, 2020, cash provided by operating activities increased $224.4 million compared to the year ended April 30, 2019. This increase is primarily due to:

•a $97.7 million increase in cash due to a decrease in inventory;

•a $104.0 million increase in cash income;

•a $24.2 million increase in accounts payable and accrued expenses; and

•a $24.4 million increase in deferred revenue, partially offset by a $22.8 million decrease to accounts, notes, and interest receivable.

In the Transition Period, cash used in operating activities decreased $10.3 million compared to the period from May 1, 2018 to December 29, 2018. This decrease is primarily due to:

•a $31.7 million increase in other assets due to an increase of $10.1 million in inventory, a $3.7 million increase in bank products receivable and a $5.6 million increase in restricted cash;

•a $24.0 million increase in depreciation and amortization primarily due to the impairment of internally developed software that is no longer in use;

•a $21.5 million decrease in income taxes receivable due to a valuation allowance related to the ability to utilize net operating loss carryforwards; and

•a $61.4 million decrease in net income.

In the fiscal year ended April 30, 2019, our cash provided from operating activities decreased $10.5 million from the cash provided in the fiscal year ended April 30, 2018. This decrease was primarily driven by:

•a decrease of $11.6 million in tax preparation fees received due to closures of Company-owned and year-round accounting stores, partially offset by;

•a $4.0 million reduction in executive severance and recruitment payments in fiscal 2019 compared to fiscal 2018.
Investing activities

In the year ended December 26, 2020, cash used for investing activities increased $338.5 million compared to the year ended April 30, 2019. This increase is primarily driven by:

•a $353.4 million increase in cash used for the American Freight Acquisition;

•a $17.3 million decrease in cash payments received on operating loans to franchisees and ADs;

•a $31.9 million increase in purchases of property, equipment and software; and

•partially offset by a $34.1 million decrease in cash used for operating loans to franchisees and ADs and a $35.1 million increase in the proceeds from the sales of Company-owned offices and area developer rights.

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

In the fiscal year ended April 30, 2019, we used $6.3 million less in investing activities than in the fiscal year ended April 30, 2018 due to:

•a $2.7 million decrease in net cash used to acquire Company-owned offices, AD rights and customer lists, net of sales; and

•a $2.4 million decrease in purchases of property, equipment and software.

Financing activities

In the year ended December 26, 2020, cash from financing activities increased $215.9 million compared to the year ended April 30, 2019. This increase is primarily driven by:

•an increase of $586.0 million in borrowings under the FGNH Credit Agreement;

•an increase of $227.5 million due to proceeds from share issuances;

•an increase of $61.1 million of borrowings under revolving credit facilities.

•partially offset by $498.0 million in repayments of long-term obligations including term loans used to acquire Buddy's, Sears Outlet, VSI, and American Freight; and

•a decrease of $112.0 million in repayments of borrowings under revolving credit facilities.

•an increase of $27.1 million in dividend payments.

In the Transition Period, cash from financing activities increased $341.0 million compared to the period from May 1, 2018 to December 29, 2018. The increase was driven by:

•a $333.3 million increase in cash raised from borrowings under debt agreements and revolving credit facilities, primarily under the Vitamin Shoppe Credit Agreement, Sears Outlet Credit Agreement and Buddy's Credit Agreement (defined below);

•a $96.1 million increase in cash raised from common stock issuances;

•an increase of $15.1 million in cash used for debt issuance costs;

•an increase of $30.5 million in cash used for repayments of term loans and the revolving credit facilities; and

•an increase of $47.2 million in cash used to repurchase shares of common stock in connection with a tender offer.

In the fiscal year ended April 30, 2019, we used $4.5 million less cash for financing activities compared to the fiscal year ended April 30, 2018 primarily due to a decrease of $6.7 million in dividends paid.

Long-term debt borrowings

Franchise Group New Holdco Term Loan and ABL Term Loan. On February 14, 2020, as part of the American Freight Acquisition, we, through direct and indirect subsidiaries, entered into a $675.0 million credit facility, which included a $575.0 million senior secured term loan (the “FGNH Term Loan”) and a $100.0 million senior secured asset based term loan (the “FGNH ABL Term Loan”), to finance the American Freight Acquisition and repay the existing Sears Outlet and Buddy’s term loans for an amount of $106.7 million and $101.6 million including accrued interest, respectively. The FGNH Term Loan will mature on February 14, 2025 and the FGNH ABL Term Loan matured on September 30, 2020. We are required to repay the FGNH Term Loan in equal quarterly installments of $6.3 million on the last day of each fiscal quarter, which commenced on June 27, 2020. On September 23, 2020, we repaid in full all amounts that were outstanding under the FGNH ABL Term Loan and terminated the FGNH ABL Credit Agreement. On September 23, 2020, the Company, through direct and indirect subsidiaries, entered into an ABL Credit Agreement (the “New ABL Credit Agreement”) with various lenders which provides for a senior secured revolving loan facility with commitments available to the Company of the lesser of (i) $125.0 million and (ii) a borrowing base based on the eligible credit card receivables, accounts, inventory and revenue due under certain rental agreements, less certain reserves. The New ABL Credit Agreement also includes a $15.0 million swingline subfacility and a $15.0 million letter of credit subfacility. The Company has borrowed approximately $30.3 million as of December 26, 2020.
Vitamin Shoppe Term Loan. On December 16, 2019 as part of the Vitamin Shoppe Acquisition, we, through direct and indirect subsidiaries, entered into a Loan and Security Agreement (the “Vitamin Shoppe Term Loan Agreement”) that provides for a $70.0 million senior secured term loan (the "Vitamin Shoppe Term Loan") which matures on December 16, 2022. On August 13, 2020, we repaid in full all amounts that were outstanding under the Vitamin Shoppe Term Loan and terminated the Vitamin Shoppe Term Loan Agreement on August 25, 2020.

Vitamin Shoppe ABL Revolver. On December 16, 2019, we, through direct and indirect subsidiaries, entered into a Second Amended and Restated Loan and Security Agreement (the “Vitamin Shoppe ABL Agreement”) providing for a senior secured revolving loan facility (the “Vitamin Shoppe ABL Revolver”) with commitments available to us of the lesser of (i) $100.0 million and (ii) a specified borrowing base based on our eligible credit card receivables, accounts and inventory, less certain reserves, and as to each of clauses (i) and (ii), less a $10.0 million availability block. The Vitamin Shoppe ABL Revolver will mature on December 16, 2022. We borrowed $70.0 million on December 16, 2019, the proceeds of which were used to consummate the Vitamin Shoppe Acquisition. Subject to the Intercreditor Agreement, we are required to repay borrowings under the Vitamin Shoppe ABL Revolver with the net cash proceeds of certain customary events (subject to certain customary reinvestment rights). Further, if the outstanding principal amount of the borrowings under the Vitamin Shoppe ABL Revolver at any time exceeds the lesser of $100.0 million and the borrowing base, less, in each case, a $10.0 million availability block, we must prepay any such excess. In addition, the Vitamin Shoppe ABL Agreement includes customary affirmative and negative covenants binding on us and our subsidiaries, including delivery of financial statements, borrowing base certificates and other reports.

Sears Outlet Credit Agreement. On October 23, 2019 in connection with the Sears Outlet Acquisition, we, through indirect subsidiaries, entered into a credit agreement ("the Sears Outlet Credit Agreement") that provides for a $105.0 million first priority senior secured term loan (the "Sears Outlet Term Loan"), net of financing costs of $2.8 million, which matures on October 23, 2023. We repaid the Sears Outlet Term Loan on February 14, 2020 in connection with the financing of the American Freight Acquisition.

Buddy's Credit Agreement. On July 10, 2019, in connection with the Buddy's Acquisition, we, through an indirect subsidiary, entered into a credit agreement (the "Buddy's Credit Agreement") that provides for an $82.0 million first priority senior secured term loan which matures on July 10, 2024. On August 23, 2019 as part of the 41 stores acquisition from A-Team, the Buddy's Credit Agreement was amended. The amendment provides for a $23.0 million first priority senior secured loan (the “Buddy’s Additional Term Loan”), net of financing costs of $0.4 million. We repaid the amounts outstanding under the Buddy’s Credit Agreement on February 14, 2020 in connection with the financing of the American Freight Acquisition.

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

For more information on the long-term obligations, refer to "Note 9 - Long-Term Obligations”, to the Consolidated Financial Statements in Item 8.

Other factors affecting our liquidity

Seasonality of cash flow. Our Liberty Tax segment's tax return preparation business is seasonal, and most of its revenues and cash flow are generated during the period from late January through April 30 each year, with the exception of the 2020 tax season, which was extended to July 15 due to the COVID-19 pandemic. Following each tax season, from May 1 through late January of the following year, it relies significantly on excess operating cash flow from the previous season, from cash payments made by franchisees who purchase new territories prior to the next tax season, and on the use of its credit facility to fund its operating expenses and invest in the future growth of the business. Its business has historically generated a strong cash flow from operations on an annual basis. The Liberty Tax segment devotes a significant portion of its cash resources during the off-season to finance the working capital needs of its franchisees, and expenditures for property, equipment and software.

Franchisee lending and potential exposure to credit loss. A portion of our cash flow during the year is utilized to provide funding to our franchisees. At December 26, 2020, our total balance of loans to franchisees for working capital and equipment loans, representing cash we had advanced to the franchisees, was $1.6 million. In addition, at that date, our franchisees and ADs together owed us an additional $44.9 million, net of unrecognized revenue of $5.1 million, representing unpaid royalties, the unpaid purchase price for franchise territories and other amounts.

Our Liberty Tax segment franchise agreements allow us to obtain repayment of amounts due to us from our franchisees through an electronic fee intercept program before our franchisees receive the net proceeds from tax preparation and other fees they have charged to their customers on tax returns associated with tax settlement products. Therefore, we are able to minimize the nonpayment risk associated with amounts outstanding from franchisees by obtaining direct electronic payment in the ordinary course throughout the tax season. The unpaid amounts owed to us from our franchisees and ADs are collateralized by the underlying franchise or area and, when the franchise or area owner is an entity, are generally guaranteed by the owners of the respective entity. Accordingly, to the extent a franchisee or AD does not satisfy its payment obligations to us, we may repossess the underlying franchise or area in order to resell it in the future. At December 26, 2020, we had an investment in impaired accounts and notes receivable and related interest receivable of approximately $16.2 million. We consider accounts and notes receivable to be impaired if the amounts due exceed the fair value of the underlying franchise and estimate an allowance for doubtful accounts based on that excess. Amounts due include the recorded value of the accounts and notes receivable reduced by the allowance for uncollected interest, amounts due to ADs for their portion of franchisee receivables, any related unrecognized revenue and amounts owed to the franchisee or AD by us. In establishing the fair value of the underlying franchise, we consider net fees of open territories and the number of unopened territories. At December 26, 2020, our allowance for doubtful accounts for impaired accounts and notes receivable was $6.6 million.

Tax Receivable Agreement. We may be required to make payments under the Tax Receivable Agreement ("TRA Payments") to the Buddy’s Members. Under the terms of the Tax Receivable Agreement, we will pay the Buddy's Members 40% of the cash savings, if any, in federal, state and local taxes that we realize or are deemed to realize as a result of any increases in tax basis of the assets of New Holdco resulting from future redemptions or exchanges of New Holdco units held by the Buddy's Members. Any future obligations and the timing of such payments under the Tax Receivable Agreement, however, are subject to several factors, including (i) the timing of subsequent exchanges of New Holdco units by the Buddy’s Members, (ii) the price of our common stock at the time of exchange, (iii) the extent to which such exchanges are taxable, (iv) the ability to generate sufficient future taxable income over the term of the Tax Receivable Agreement to realize the tax benefits and (v) any future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. Although the amount of the TRA Payments would reduce the total cash flow to us and New Holdco, we expect the cash tax savings we will realize from the utilization of the related tax benefits would be sufficient to fund the required payments. As of December 26, 2020, we had TRA Payments due to the Buddy's Members of $16.8 million.

Dividends. See "Item 5-Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

Future cash needs and capital requirements

Operating and financing cash flow needs. Following transactions completed subsequent to December 26, 2020, our primary cash needs are expected to include the payment of scheduled debt and interest payments, capital expenditures and normal operating activities. We believe that our revolving credit facilities along with cash from operating activities, will be sufficient to support our cash flow needs for at least the next twelve months.

Several factors could affect our cash flow in future periods, including the following:

•The extent to which we extend additional operating financing to our franchisees and ADs, beyond the levels of prior periods.

•The extent and timing of capital expenditures.

•The extent and timing of future acquisitions.

•Our ability to integrate our acquisitions and implement business and cost savings initiatives to improve profitability.

•The extent, if any, to which our Board of Directors elects to continue to declare dividends on our common stock.

Compliance with Debt Covenants. Our revolving credit and long-term debt agreements impose restrictive covenants on us, including requirements to meet certain ratios. As of December 26, 2020, we were in compliance with all covenants under these agreements.

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

We also enter into forward contracts to eliminate exposure related to foreign currency fluctuations in connection with the short-term advances we make to our Canadian subsidiary in order to fund personal income tax refund discounting for our Canadian operations. At December 26, 2020, there were no forward contracts outstanding, but we expect to enter into forward contracts in the future during the Canadian tax season.

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

Inventory for our American Freight banner is valued at the lower of cost or market, using the first-in, first-out method. We record adjustments to the value of inventory when the cost of the specific inventory items on hand exceeds the amount that we expect to realize from the sale or disposal of the inventory, based on our assumptions about future demand, market conditions and analysis of our historical performance. Inventory for our American Freight Outlet banner is recorded at the lower of cost or market using the weighted-average cost method. Inventory includes the purchase price of the inventory plus costs of freight for moving merchandise from vendors to distribution centers as well as from distribution centers to stores.  We maintain a provision for estimated shrinkage based on the actual historical results of our physical inventories. We compare our estimates to the actual results of the physical inventory counts as they are taken and adjust the shrink estimates accordingly. We also record adjustments to the value of inventory equal to the difference between the carrying value and the estimated market value, based on assumptions about future demand or when a permanent markdown indicates that the net realizable value of the inventory is less than cost.

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

Business Combinations-Purchase Price Allocation. For acquisitions we allocated the purchase price to the various tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values, some of which are preliminary as of December 26, 2020. Determining the fair value of certain assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions, which are inherently uncertain. Many of the estimates and assumptions used to determine fair values, such as those used for intangible assets are made based on forecasted information and discount rates. In addition, the judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations.

Recently Issued Accounting Standards

Refer to "Note 1 - Organization and Significant Accounting Policies", in our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Franchise Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Franchise Group, Inc. and subsidiaries (the "Company") as of December 26, 2020 and December 28, 2019 and the related consolidated statement of operations, comprehensive income (loss), stockholders' equity, and cash flows, for the fiscal year ended December 26, 2020 and the transition period ended December 28, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 26, 2020 and December 28, 2019 and the results of its operations and its cash flows for the fiscal year ended December 26, 2020 and the transition period ended December 28, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 26, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Acquisitions – Refer to Notes 1 and 2 to the financial statements

Critical Audit Matter Description

On February 14, 2020, the Company completed the acquisition of American Freight, Inc. (“American Freight”) for a purchase price of $357.3 million. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. The method for determining fair value of certain assets and liabilities, such as intangible assets, is subjective in nature and involved management making significant estimates and assumptions, such as future cash flows and the selection of the discount rate.

We identified the American Freight assets and liabilities, including intangible assets, as a critical audit matter because of the significant judgments made by management to estimate the preliminary fair value. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of future cash flows and selection of the discount rate, in determining the estimated fair value assigned to certain assets acquired and liabilities assumed, such as intangible assets.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasted information, discount rates, and the estimated fair value assigned to certain assets acquired and liabilities assumed, such as intangible assets, for American Freight included the following, among others:

•We evaluated the reasonableness of management's revenue forecasts by comparing the forecasts to historical revenues.

•We evaluated the impact of actual results compared to management's forecasts from the February 14, 2020 acquisition date to December 26, 2020.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodologies and (2) discount rate by:

•Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.

•Developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP

Richmond, Virginia
March 10, 2021

We have served as the Company's auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Franchise Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Franchise Group, Inc. and subsidiaries (the “Company”) as of December 26, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fiscal year ended December 26, 2020, of the Company and our report dated March 10, 2021, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Richmond, Virginia
March 10, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Franchise Group, Inc.

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

Adoption of New Accounting Standard

As discussed in Note 7 to the consolidated financial statements, the Company changed its method for accounting for revenue as a result of the adoption of the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), effective May 1, 2018. Our opinion is not modified with respect to that matter.

/s/ Cherry Bekaert LLP

We served as the Company’s auditor from 2018 to 2019.

Virginia Beach, Virginia
June 27, 2019

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 26, 2020 and December 28, 2019

(In thousands, except share count and per share data)	12/26/2020	12/28/2019
Assets
Current assets:
Cash and cash equivalents	$151,502	$39,581
Current receivables, net	90,610	79,693
Inventories, net	302,307	300,312
Other current assets	20,772	20,267
Total current assets	565,191	439,853
Property, equipment, and software, net	143,506	150,147
Non-current receivables, net	16,689	18,638
Goodwill	456,977	134,301
Intangible assets, net	134,695	77,590
Operating lease right-of-use assets	510,875	462,610
Other non-current assets	9,728	15,406
Total assets	$1,837,661	$1,298,545
Liabilities and Stockholders' Equity
Current liabilities:
Current installments of long-term obligations	$105,388	$218,384
Current operating lease liabilities	131,690	107,680
Accounts payable and accrued expenses	265,016	158,995
Other current liabilities	36,879	16,409
Total current liabilities	538,973	501,468
Long-term obligations, excluding current installments	468,655	245,236
Non-current operating lease liabilities	407,014	394,307
Other non-current liabilities	37,852	5,773
Total liabilities	1,452,494	1,146,784
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value per share, 180,000,000 and 180,000,000 shares authorized, 40,092,260 and 18,250,225 shares issued and outstanding at December 26, 2020 and December 28, 2019, respectively	401	183
Preferred stock, $0.01 par value per share, 20,000,000 and 20,000,000 shares authorized, 1,250,000 and 1,886,667 shares issued and outstanding at December 26, 2020 and December 28, 2019, respectively	13	19
Additional paid-in capital	382,383	108,339
Accumulated other comprehensive loss, net of taxes	(1,399)	(1,538)
Retained earnings	3,769	18,388
Total equity attributable to Franchise Group, Inc.	385,167	125,391
Non-controlling interest	—	26,370
Total equity	385,167	151,761
Total liabilities and equity	$1,837,661	$1,298,545

See accompanying notes to consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Year Ended December 26, 2020, Transition Period Ended December 28, 2019, December 29, 2018 (Unaudited), and Years Ended April 30, 2019 and April 30, 2018

	Twelve Months Ended	Transition Period From 5/1/2019-	Period From 5/1/2018 -	Twelve Months Ended
(In thousands, except per share data)	12/26/2020	12/28/2019	12/29/2018	4/30/2019	4/30/2018
Revenues:
Product	$1,899,662	$96,139	$—	$—	$—
Service and other	188,575	29,735	16,647	132,546	174,872
Rental	64,267	23,636	—	—	—
Total revenues	2,152,504	149,510	16,647	132,546	174,872
Operating expenses:
Cost of revenue:
Product	1,136,054	71,820	—	—	—
Service and other	2,149	768	—	—	—
Rental	21,905	8,661	—	—	—
Total cost of revenue	1,160,108	81,249	—	—	—
Selling, general, and administrative expenses	916,274	173,860	68,267	124,060	162,321
Restructuring expenses	—	—	9,345	9,345	4,952
Total operating expenses	2,076,382	255,109	77,612	133,405	167,273
Income (loss) from operations	76,122	(105,599)	(60,965)	(859)	7,599
Other income (expense):
Other	(5,187)	37	(12)	(113)	63
Interest expense, net	(101,751)	(9,349)	(1,802)	(3,023)	(3,181)
Income (loss) before income taxes	(30,816)	(114,911)	(62,779)	(3,995)	4,481
Income tax expense (benefit)	(57,970)	(10,445)	(19,726)	(1,839)	4,346
Net income (loss)	27,154	(104,466)	(43,053)	(2,156)	135
Less: Net (income) loss attributable to non-controlling interest	(2,090)	36,039	—	—	(10)
Net income (loss) attributable to Franchise Group, Inc.	$25,064	$(68,427)	$(43,053)	$(2,156)	$125

Net income (loss) per share of common stock:
Basic	$0.70	$(4.11)	$(3.17)	$(0.16)	$0.01
Diluted	0.70	(4.11)	(3.17)	(0.16)	0.01

Weighted-average shares outstanding:
Basic	34,531,362	16,669,065	13,602,774	13,800,884	12,928,762
Diluted	34,971,935	16,669,065	13,602,774	13,800,884	13,977,748
See accompanying notes to consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
Year Ended December 26, 2020, Transition Period Ended December 28, 2019, December 29, 2018 (Unaudited) and Years Ended April 30, 2019 and April 30, 2018

(In thousands)	Twelve Months Ended	Transition Period From 5/1/2019 -	Period From 5/1/2018 -	Twelve Months Ended
	12/26/2020	12/28/2019	12/29/2018	4/30/2019	4/30/2018
Net income (loss)	$27,154	$(104,466)	$(43,053)	$(2,156)	$135
Other comprehensive income (loss)
Foreign currency translation adjustment	242	412	(654)	(527)	679
Unrealized (loss) gain on interest rate swap agreement, net of taxes of ($24), ($15), ($16), ($23) and $22, respectively	(103)	(40)	(18)	(36)	58
Other comprehensive income (loss)	139	372	(672)	(563)	737
Comprehensive income (loss)	27,293	(104,094)	(43,725)	(2,719)	872
Less: comprehensive (income) loss attributable to non-controlling interest	(1,915)	35,911	—	—	—
Comprehensive income (loss) attributable to Franchise Group, Inc.	$25,378	$(68,183)	$(43,725)	$(2,719)	$872

See accompanying notes to consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
Year Ended December 26, 2020

(In thousands)	Shares	Common stock	Shares	Preferred stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Total Franchise Group Equity	Non-controlling interest	Total Equity
Balance at December 29, 2019	18,250	$183	1,887	$19	$108,339	$(1,538)	$18,388	$125,391	$26,370	$151,761
Changes and distributions of non-controlling interest in New Holdco	—	—	—	—	23,744	(175)	—	23,569	(25,927)	(2,358)
Net income	—	—	—	—	—	—	25,064	25,064	2,090	27,154
Total other comprehensive income	—	—	—	—	—	314	—	314	(175)	139
Exercise of stock options	50	1	—	—	519	—	—	520	—	520
Stock-based compensation expense, net	66	—	—	—	8,810	—	—	8,810	—	8,810
Issuance of common stock	12,292	123	—	—	228,892	—	—	229,015	—	229,015
Issuance of Series A Preferred Stock	—	—	1,250	13	29,470	—	—	29,483	—	29,483
Conversion of preferred to common stock	9,434	94	(1,887)	(19)	(10,028)	—	—	(9,953)	—	(9,953)
Common dividend declared ($0.375 per share)	—	—	—	—	—	—	(41,286)	(41,286)	—	(41,286)
Preferred dividend declared (7.5% per share)	—	—	—	—	—	—	(755)	(755)	—	(755)
Tax Receivable Agreement	—	—	—	—	(7,363)	—	—	(7,363)	—	(7,363)
Adjustment	—	—			—		2,358	2,358	(2,358)	—
Balance at December 26, 2020	40,092	$401	1,250	$13	$382,383	$(1,399)	$3,769	$385,167	$—	$385,167

See accompanying notes to consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
Transition Period Ended December 28, 2019

(In thousands)	Shares	Common stock	Shares	Preferred stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Total Franchise Group Equity	Non-controlling interest	Total Equity
Balance at May 1, 2019	14,049	$140	—	$—	$12,552	$(1,910)	$92,932	$103,714	$—	$103,714
Cumulative effect of adopted accounting standards, net	—	—	—	—	—	—	319	319	—	319
Buddy's Acquisition - issuance of Preferred Stock and New Holdco units, net of taxes	—	—	1,617	16	87,934	—	—	87,950	—	87,950
Non-controlling interest in New Holdco	—	—	—	—	(62,409)	—	—	(62,409)	62,409	—
Buddy's Partners Acquisition - issuance of Preferred Stock and New Holdco units	—	—	270	3	16,197	—	—	16,200	—	16,200
Net loss	—	—	—	—	—	—	(68,427)	(68,427)	(36,167)	(104,594)
Total other comprehensive income	—	—	—	—	—	372	—	372	128	500
Exercise of stock options	208	2	—	—	2,200	—	—	2,202	—	2,202
Stock-based compensation, net of taxes	74	1	—	—	2,991	—	—	2,992	—	2,992
Issuance of common stock related to Buddy's Acquisition	2,083	21	—	—	24,979	—	—	25,000	—	25,000
Issuance of common stock related to Sears Outlet Acquisition	3,333	33	—	—	39,967	—	—	40,000	—	40,000
Issuance of common stock related to Vitamin Shoppe Acquisition	2,439	25	—	—	31,118	—	—	31,143	—	31,143
Tender Offer	(3,936)	(39)	—	—	(47,190)	—	—	(47,229)	—	(47,229)
Common dividend declared ($0.25 per share)	—	—	—	—	—	—	(6,436)	(6,436)	—	(6,436)
Balance at December 28, 2019	18,250	$183	1,887	$19	$108,339	$(1,538)	$18,388	$125,391	$26,370	$151,761

See accompanying notes to consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
Year Ended April 30, 2019

(In thousands)	Shares	Class A common stock	Shares	Class B common stock	Shares	Special voting preferred stock	Shares	Exchangeable stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Total Equity
Balance at May 1, 2018	12,823	$128	200	$2	—	$—	1,000	$10	$11,570	$(1,347)	$101,139	$111,502
Cumulative effect of adopted accounting standards, net	—	—	—	—	—	—	—	—	—	—	(3,794)	(3,794)
Net loss	—	—	—	—	—	—	—	—	—	—	(2,156)	(2,156)
Total other comprehensive loss	—	—	—	—	—	—	—	—	—	(563)	—	(563)
Conversion of preferred stock to common stock	—	—	—	—	—	—	(1,000)	(10)	—	—	—	(10)
Exercise of stock options	14	—	—	—	—	—	—	—	153	—	—	153
Stock-based compensation, net of taxes	12	—	—	—	—	—	—	—	829	—	—	829
Dividend declared ($0.16 per share)	—	—	—	—	—	—	—	—	—	—	(2,257)	(2,257)
Converted Class B common stock to Class A common stock	1,200	12	(200)	(2)	—	—	—	—	—	—	—	10
Balance at April 30, 2019	14,049	$140	—	$—	—	$—	—	$—	$12,552	$(1,910)	$92,932	$103,714

See accompanying notes to consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
Year Ended April 30, 2018

(In thousands)	Shares	Class A common stock	Shares	Class B common stock	Shares	Special voting preferred stock	Shares	Exchangeable stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Total Equity
Balance at May 1, 2017	12,683	$127	200	$2	—	$—	1,000	$10	$8,371	$(2,084)	$110,029	$116,455
Net income	—	—	—	—	—	—	—	—	—	—	135	135
Total other comprehensive income	—	—	—	—	—	—	—	—	—	737	—	737
Exercise of stock options	9	—	—	—	—	—	—	—	95	—	—	95
Stock-based compensation, net of taxes	131	1	—	—	—	—	—	—	3,104	—	—	3,105
Dividend declared ($0.64 per share)	—	—	—	—	—	—	—	—	—	—	(9,025)	(9,025)
Balance at April 30, 2018	12,823	$128	200	$2	—	$—	1,000	$10	$11,570	$(1,347)	$101,139	$111,502

See accompanying notes to consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Year Ended December 26, 2020, Transition Period Ended December 28, 2019, December 29, 2018 (Unaudited) and Years Ended April 30, 2019 and April 30, 2018

	Twelve Months Ended	Transition Period From 5/1/2019 -	Period From 5/1/2018 -	Twelve Months Ended
(In thousands)	12/26/2020	12/28/2019	12/29/2018	4/30/2019	4/30/2018
Operating Activities
Net (loss) income	$27,154	$(104,466)	$(43,053)	$(2,156)	$135
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts	5,930	4,751	5,150	8,738	12,396
Depreciation, amortization and impairment charges	62,543	32,401	8,429	14,084	14,416
Amortization of deferred financing costs	30,635	319	169	38	155
Loss on disposal of fixed assets	85	900	5,244	5,833	5,261
Stock-based compensation expense	9,484	3,102	604	999	3,680
Loss (gain) on bargain purchases and sales of Company-owned offices	(4,133)	(1,106)	(155)	694	(2,401)
Deferred income taxes	1,092	(9,275)	(200)	586	(2,369)
Change in
Accounts, notes, and interest receivable	(19,811)	(226)	9,726	3,035	(2,261)
Income taxes	(8,059)	(2,012)	(23,546)	(6,886)	(798)
Other assets	(5,573)	27,038	1,470	(3,656)	878
Accounts payable and accrued expenses	23,927	(4,414)	(12,510)	(338)	(341)
Inventory	97,681	10,134	—	—	—
Deferred revenue	20,537	1,369	(3,102)	(3,842)	(1,106)
Net cash provided by (used in) operating activities	241,492	(41,485)	(51,774)	17,129	27,645
Investing Activities
Issuance of operating loans to franchisees and area developers	(34,136)	(22,483)	(28,940)	(68,283)	(73,796)
Payments received on operating loans to franchisees and area developers	50,291	827	2,048	67,556	72,647
Purchases of Company-owned offices, area developer rights, and acquired customer lists	(6,587)	(3,491)	(139)	(229)	(2,926)
Proceeds from sale of Company-owned offices and area developer rights	36,349	279	1,207	1,229	451
Acquisition of business, net of cash acquired	(353,423)	(317,251)	—	—	—
Proceeds from sale of property, equipment, and software	1,224	—	—	—	—
Purchases of property, equipment, and software	(34,931)	(1,136)	(2,391)	(2,939)	(5,388)
Net cash used in investing activities	(341,213)	(343,255)	(28,215)	(2,666)	(9,012)
Financing Activities
Proceeds from the exercise of stock options	520	2,202	—	153	95
Repurchase of common stock and tax impact of stock compensation	—	—	—	(88)	1
Dividends paid	(29,350)	—	(2,244)	(2,244)	(8,922)
Non-controlling interest distribution	(4,716)	—	—	—	—
Repayment of other long-term obligations	(505,486)	(13,054)	(4,235)	(7,502)	(7,432)
Borrowings under revolving credit facility	184,665	129,260	75,946	123,615	178,251
Repayments under revolving credit facility	(235,614)	(25,403)	(3,692)	(123,615)	(178,251)
Issuance of common stock	198,004	96,143	—	—	—
Issuance of preferred stock	29,482	—	—	—	—
Tender Offer	—	(47,229)	—	—	—
Payment for debt issue costs	(16,865)	(15,071)	—	—	—
Issuance of debt	586,000	280,000	—	—	—
Cash paid for taxes on exercises/vesting of stock-based compensation	(487)	(110)	(83)	(83)	(576)
Net cash provided by (used in) financing activities	206,153	406,738	65,692	(9,764)	(16,834)
Effect of exchange rate changes on cash, net	(76)	165	(244)	(238)	296
Net increase in cash and cash equivalents and restricted cash	106,356	22,163	(14,541)	4,461	2,095
Cash, cash equivalents and restricted cash at beginning of year	45,146	22,983	18,522	18,522	16,427
Cash, cash equivalents and restricted cash at end of year	$151,502	$45,146	$3,981	$22,983	$18,522

See accompanying notes to consolidated financial statements.

	Supplemental Cash Flow Disclosure
	Twelve Months Ended	Transition Period From 5/1/2019 -	Period From 5/1/2018 -	Twelve Months Ended
(In thousands)	12/26/2020	12/28/2019	12/29/2018	4/30/2019	4/30/2018
Cash paid for taxes, net of refunds	$1,858	$1,140	$4,031	$4,031	$7,393
Cash paid for interest	49,825	4,180	1,577	2,734	3,383
Accrued capital expenditures	5,025	—	—	—	—
Deferred financing costs from issuance of common stock	31,013	—	—	—	—
Tax receivable agreement included in other long-term liabilities	16,775	—	—	—	—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same amounts shown in the consolidated statements of cash flows.

(In thousands)	12/26/2020	12/28/2019
Cash and cash equivalents	$151,502	$39,581
Restricted cash included in other non-current assets	—	5,565
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$151,502	$45,146

Amounts included in other non-current assets represent those required to be set aside by a contractual agreement with an insurer for the payment of specific workers' compensation claims.

See accompanying notes to consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 26, 2020, December 28, 2019, April 30, 2019 and April 30, 2018

(1) Organization and Significant Accounting Policies

Description of Business. Franchise Group, Inc. (the "Company"), a Delaware corporation, is a franchisor, operator and acquirer of franchised and franchisable businesses that it believes it can scale using its operating expertise. On July 10, 2019, the Company formed Franchise Group New Holdco, LLC (“New Holdco”), which completed the acquisition of Buddy's Newco, LLC ("Buddy's"). On October 23, 2019, the Company completed the acquisition of the Sears Outlet ("Sears Outlet") business from Sears Hometown and Outlet Stores, Inc. (included in the results of operations of the American Freight segment). On December 16, 2019, the Company completed its acquisition of The Vitamin Shoppe, Inc. ("Vitamin Shoppe"). On February 14, 2020, the Company completed its acquisition of the American Freight Group, Inc. ("American Freight") as described in “Note 2 - Acquisitions”. New Holdco holds all of the Company’s operating subsidiaries.

Change in Fiscal Year-End. On October 1, 2019, the Board of Directors of the Company approved a change in the Company's fiscal year-end from April 30 to the Saturday closest to December 31 of each year. The decision to change the fiscal year-end was related to the Company's recent acquisitions to more closely align the Company’s operations and internal controls with that of its subsidiaries. As a result of the change in fiscal year-end the Company previously filed a Transition Report on Form 10-K/T reporting the Company's financial results for the period beginning May 1, 2019 through December 28, 2019. The consolidated balance sheet data as of December 28, 2019, was derived from the Company’s Transition Report on Form 10-K/T, filed with the U.S. Securities and Exchange Commission (the "SEC") on April 24, 2020 (the "2019 Transition Report").

Acquisitions. On February 14, 2020 the Company completed its acquisition of American Freight pursuant to the terms of the Agreement and Plan of Merger with American Freight, for an aggregate purchase price of $357.3 million.

On December 16, 2019, the Company completed its acquisition of the Vitamin Shoppe segment pursuant to the terms of the Agreement and Plan of Merger, dated August 7, 2019 with Vitamin Shoppe, for an aggregate purchase price of $161.8 million.

On October 23, 2019, the Company completed its acquisition of Sears Outlet and nine Buddy’s Home Furnishing franchises from Sears Hometown and Outlet Stores, Inc. pursuant to the terms of the Equity and Asset Purchase Agreement, dated as of August 27, 2019 for an aggregate purchase price of $128.8 million.

On September 30, 2019, the Company acquired 21 Buddy’s Home Furnishings stores from a series of franchisees of Buddy’s New Holdco, a wholly-owned direct subsidiary of the Company. In connection with the acquisition, the sellers received, in aggregate, 1,350,000 New Holdco units and 270,000 shares of Voting Non-Economic Preferred Stock for an estimated purchase price of $16.2 million. In addition, the Company also forgave $0.6 million of receivables due to Buddy’s from the sellers. This resulted in an aggregated purchase price of $16.8 million.

On August 23, 2019, the Company acquired 41 Buddy’s Home Furnishing stores from A-Team Leasing LLC. (“A-Team”), a franchisee of its Buddy’s segment, for an aggregate purchase price of $26.6 million.

On July 10, 2019 (the "Buddy’s Acquisition Date"), the Company entered into and completed certain transactions contemplated by an Agreement of Merger and Business Combination Agreement with Buddy's, New Holdco, Franchise Group B Merger Sub, LLC, a wholly-owned indirect subsidiary of New Holdco and Vintage RTO, L.P., solely in its capacity as the representative of the former equity holders of Buddy's (the "Buddy's Members"), to acquire Buddy's in a stock transaction (the "Buddy’s Acquisition"). At the Buddy’s Acquisition Date, each outstanding unit of Buddy’s was converted into the right to receive 0.459315 units of New Holdco (“New Holdco units”) and 0.091863 shares of Preferred Stock. Each of the New Holdco units held by the Buddy’s Members was, together with one-fifth of a share of Voting Non-Economic Preferred Stock held by the Buddy’s Members, redeemable in exchange for one share of our common stock after an initial six-month lockup period following their issuance, which has expired. As of the Buddy’s Acquisition Date, on an as-converted basis, the Buddy's Members' aggregate ownership of New Holdco units and share of Preferred Stock represent approximately 36.44% of our outstanding common stock, which implied an enterprise value of Buddy's of approximately $122 million and an equity value of $12.00 per share of our common stock. The Company is the sole managing member of New Holdco and it is consolidated for financial reporting purposes. New Holdco units held by the Buddy's Members are recorded as a non-controlling interest in the

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
consolidated financial statements. As of April 1, 2020, the Company redeemed all outstanding New Holdco units for shares of common stock of the Company and now has an 100% interest in New Holdco.

The assets acquired and the liabilities assumed in the acquisitions above are recorded at fair value in accordance with Accounting Standards Codification ("ASC") 805, "Business Combinations." Acquisition-related costs are expensed as incurred. The purchase price is allocated to the various tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values, some of which are preliminary as of December 26, 2020. Determining the fair value of certain assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions, which are inherently uncertain. Many of the estimates and assumptions used to determine fair values, such as those used for intangible assets are made based on forecasted information and discount rates. In addition, the judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company's results of operations.

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
Segment Information. The Company currently operates in four reportable segments: Vitamin Shoppe, American Freight, Liberty Tax, and Buddy’s. The Vitamin Shoppe segment is an omni-channel specialty retailer of vitamins, herbs, specialty supplements, sports nutrition and other health and wellness products. American Freight is a retail chain offering in-store and online access to furniture, mattresses, new and out-of-box home appliances and home accessories at discount prices. The Liberty Tax segment provides income tax services in the United States of America (the "U.S.") and Canada. The Buddy's segment is a specialty retailer of high quality, name-brand consumer electronics, residential furniture, appliances and household accessories through rent-to-own agreements.
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
Basis of Presentation. Revenues have been classified into product, service and other and rental revenues as further discussed in "Note 7 - Revenue." Costs of sales for product includes the cost of merchandise, transportation and warehousing costs. Service and other costs of sales include the direct costs of warranties. Rental cost of sales represents the amortization of inventory costs over the leased term. Other operating expenses, including employee costs, depreciation and amortization, and advertising expenses have been classified in selling, general and administrative expenses. The Company also includes occupancy costs in selling, general and administrative expenses.

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

Goodwill and Non-amortizing Intangible Assets. Goodwill and non-amortizing intangible assets, including the Buddy's, Vitamin Shoppe and American Freight tradenames, are not amortized, but rather tested for impairment at least annually. In addition, goodwill and non-amortizing intangible assets will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company performs a qualitative and/or quantitative assessment to determine whether it is more likely than not that each reporting unit's fair value is less than its carrying value, including goodwill. If the Company determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, the Company then estimates the fair value. The Company uses either a market multiple method or a discounted cash flow method to estimate the fair value of its reporting units and recognizes goodwill impairment for any excess of the carrying amount of a reporting unit’s goodwill over its estimated fair value. The Company evaluates the Buddy's, Vitamin Shoppe and American Freight tradenames for impairment by comparing its fair value, based on an income approach using the relief-from-royalty method, to its carrying value. If the carrying value of the asset exceeds its estimated fair value, an impairment loss is recognized in an amount equal to that excess. The Company's reporting units are determined in accordance with the provisions of Accounting Standards Codification (“ASC”) 350, “Intangibles - Goodwill and Other (Topic 350).” The Company performs its annual impairment testing of goodwill and non-amortizing intangible assets on the last day of the first month of the Company's third quarter. Refer to “Note 6 - Goodwill and Intangible Assets” for additional information on these balances.

Intangible Assets and Asset Impairment. Amortization of intangible assets is calculated using the straight-line method over the estimated useful lives of the assets, generally from two to ten years. Long-lived assets, such as property, equipment, and software, and other purchased intangible assets subject to amortization are reviewed for impairment whenever events or

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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

Revenue Recognition. The following is a description of the principal activities from which the Company generates its revenues. For more detailed information regarding reportable segments, see "Note 16 - Segments."

•Product revenues: These include sales of merchandise at the stores and online. Revenue is measured based on the amount of fixed consideration that the Company expects to receive, reduced by estimates for variable consideration such as returns. Revenue also excludes any amounts collected from customers and remitted or payable to governmental authorities. In arrangements where the Company has multiple performance obligations, the transaction price is allocated to each performance obligation using the relative stand-alone selling price. The Company satisfies its performance obligations at the point of sale for retail store transactions and upon delivery for online transactions. The Company recognizes revenue for retail store and online transactions when it transfers control of the goods to the customer. Merchandise sales also include payments received for the exercise of the early purchase option offered through rental-purchase agreements or merchandise sold through point of sale transactions. Revenue for merchandise sales associated with rental purchase agreements is recognized when payment is received, and ownership of the merchandise passes to the customer. The remaining net value of merchandise sold is recorded to cost of sales at the time of the transaction.

•Service and other revenues: These include royalties and advertising fees from franchisees, fees from the sales of franchises and area developer ("AD") territories, financial products, interest income from loans to franchisees and ADs, tax preparation services in the Company-owned stores, electronic filing fees, services and extended-service plans and financing programs. Commissions earned on services are presented net of related costs because the Company is acting as an agent in arranging the services for the customer and does not control the services being rendered. The Company recognizes revenue on the commissions on extended-service plans when it transfers control of the related goods to the customer. The Company recognizes franchise fee and AD fee revenue for the sales of individual territories on a straight-line basis over the initial contract term when the obligations of the Company to prepare the franchisee and AD for operation are substantially complete, not to exceed the estimated amount of cash to be received. Royalties and advertising fees are recognized as franchise territories generate sales. Tax return preparation fees and financial products revenue are recognized as revenue in the period in which related tax return is

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
filed for the customer. Discounts for promotional programs are recorded at the time the return is filed and are recorded as reductions to revenues. Interest income on notes receivable is recognized based on the outstanding principal note balance less unrecognized revenue unless it is put on non-accrual status. Interest income on the unrecognized revenue portion of notes receivable is recognized when received. For accounts receivable, interest income is recognized based on the outstanding receivable balance over 30 days old, net of an allowance.

•Rental revenue: The Company provides merchandise, consisting of consumer electronics, computers, residential furniture, appliances, and household accessories to its customers pursuant to rental-purchase agreements which provide for weekly, semi-monthly or monthly non-refundable rental payments. The average rental term is twelve to eighteen months and the Company maintains ownership of the lease merchandise until all payment obligations are satisfied under sales and lease ownership agreements. Customers have the option to purchase the leased goods at any point in the lease term. Customers can terminate the agreement at the end of any rental term without penalty. Therefore, rental transactions are accounted for as operating leases and rental revenue is recognized over the rental term. Cash received prior to the beginning of the lease term is recorded as deferred revenue. Revenue related to various reinstatement or late fees are recognized when paid by the customer. The Company offers additional product plans along with rental agreements that provide customers with liability protection against significant damage or loss of a product, and club membership benefits, including various discount programs, product services and replacement benefits in the event merchandise is damaged or lost. Customers renew product plans in conjunction with their rental term renewals and can cancel the plans at any time. Revenue for product plans is recognized over the term of the plan.

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

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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

Reclassifications. Certain prior year amounts have been reclassified to conform to the current year presentation. The Company reclassified amounts in the consolidated statements of cash flows between operating activity lines for the Transition Period and years ended April 30, 2019 and 2018. These reclassifications had no impact on the total operating activities balances.

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

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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

(In thousands)	Preliminary 2/14/2020
Cash and cash equivalents	$3,840
Prepaid expenses and other current assets	3,284
Inventories, net	99,200
Property, equipment and software, net	11,032
Goodwill	334,543
Operating lease right-of-use assets	91,101
Other intangible assets, net	70,200
Other non-current assets	1,607
Total assets	614,807
Current operating lease liabilities	17,242
Accounts payable	44,696
Accrued expenses and other current liabilities	26,451
Current installments of long-term obligations	3,210
Long-term obligations, excluding current installments	93,975
Deferred tax liabilities	10,520
Non-current operating lease liabilities	61,450
Total liabilities	257,544
Consideration transferred	$357,263

Goodwill is calculated as the excess of the purchase price over the fair value of the net assets acquired. The goodwill recognized is attributable to operational synergies in the expected franchise models and growth opportunities.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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

Total revenue and operating income for American Freight for the period from February 15, 2020 through December 26, 2020 are as follows:

(In thousands)	Period from 2/15/2020 - 12/26/2020
Revenue	$462,702
Income from operations	$52,197
Vitamin Shoppe Acquisition

On December 16, 2019, the Company completed the acquisition of Vitamin Shoppe (the "Vitamin Shoppe Acquisition") for an aggregate purchase price of $161.8 million. The Company accounted for the transaction as a business combination using the acquisition method of accounting. In the year ended December 26, 2020, the preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed were finalized which resulted in a decrease in goodwill of $3.7 million.

Sears Outlet Acquisition
On October 23, 2019, the Company completed the acquisition of the Sears Outlet business from Sears Hometown and Outlet Stores, Inc. (the "Sears Outlet Acquisition") for an aggregate purchase price of $128.8 million. The Company accounted for the transaction as a business combination using the acquisition method of accounting. In the year ended December 26, 2020, the preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed were finalized which resulted in an increase in goodwill of $2.3 million.

Buddy's Acquisition

On July 10, 2019, the Company completed the acquisition of Buddy's for an enterprise value of approximately $122.0 million (the "Buddy's Acquisition"). The Company accounted for the transaction as a business combination using the acquisition method of accounting. In the year ended December 26, 2020, the preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed were finalized which resulted in an increase in goodwill of $2.0 million.

Please refer to "Note 6. Goodwill and Intangible Assets" for a complete disclosure of the changes in goodwill for the fiscal year.

Other acquisitions

Subsequent to December 26, 2020, the Company completed the Furniture Factory Acquisition and announced the Pet Supplies Plus Acquisition. Refer to "Note 17 - Subsequent Events", for further details on these acquisitions.

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

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
On August 23, 2019, the Company acquired 41 Buddy’s Home Furnishing stores from A-Team, a franchisee of the Buddy’s segment, for the total consideration of $26.6 million (the "A-Team Leasing Acquisition").

Acquisition costs

As of the year ended December 26, 2020, the Company has incurred approximately $8.1 million of acquisition-related costs for the American Freight Acquisition. As of the Transition Period, the Company incurred approximately $17.4 million of acquisition-related costs for the Vitamin Shoppe Acquisition, the Sears Outlet Acquisition, the Buddy’s Acquisition, the A-Team Leasing Acquisition, and the Buddy’s Partners Acquisition. These costs include investment banker fees, legal fees, due diligence and other external professional costs that the Company has recorded in selling, general, and administrative expenses.

Pro forma financial information

The following unaudited consolidated pro forma summary has been prepared by adjusting the Company's historical data to give effect to the American Freight Acquisition, the Vitamin Shoppe Acquisition, the Sears Outlet Acquisition, the Buddy's Acquisition, the A-Team Leasing Acquisition and the Buddy's Partners Acquisition (the "Acquisitions") as if they had occurred on May 1, 2018.

	(Unaudited)
(In thousands)	Fiscal Year Ended 12/26/2020	Transition Period Ended 12/28/2019	Fiscal Year Ended 4/30/2019
Revenue	$2,201,163	$1,313,590	$2,266,656
Net income (loss)	52,470	(73,051)	(60,319)
Basic net income per share	1.52	(4.38)	(4.37)
Diluted net income per share	1.50	(4.38)	(4.37)

These unaudited pro forma results include adjustments such as inventory step-up, amortization of acquired intangible assets, depreciation of acquired property, equipment, and software and interest expense on debt financing in connection with the Acquisitions. Material, nonrecurring pro forma adjustments directly attributable to the Acquisitions include the following. Acquired inventory step-up to its fair value of $30.3 million was removed from net income (loss) for the year ended December 26, 2020 and the Transition Period, and recognized as an incremental product cost in the year ended April 30, 2019. Acquisition related costs of $30.5 million were removed from net income (loss) for the year ended December 26, 2020 and the Transition Period, and recognized as an expense in the year ended April 30, 2019.

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

(3) Assets Disposition

On November 11, 2020, the Company completed the sale of 47 Buddy's Company-owned stores to bebe stores, inc. ("bebe") for $35.0 million. The Company wrote off $11.4 million of goodwill and recognized a gain of $2.0 million in connection with the sale. The agreement includes a planned development schedule for bebe to open 20 new Buddy’s locations. The 47 Buddy's stores are now franchise locations within the Buddy's segment.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(4) Notes and Accounts Receivable

Current and non-current receivables, as of December 26, 2020 and December 28, 2019 are presented in the consolidated balance sheets as follows:

(In thousands)	12/26/2020	12/28/2019
Accounts receivable, net	$58,494	$44,333
Notes receivable, net	27,228	37,994
Interest receivable, net	2,257	3,132
Income tax receivable	11,118	3,356
Allowance for doubtful accounts	(8,487)	(9,122)
Current receivables, net	90,610	79,693
Notes receivable - non-current, net	17,659	19,501
Allowance for doubtful accounts - non-current	(970)	(863)
Non-current receivables, net	16,689	18,638
Total receivables	$107,299	$98,331

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

The table above includes unrecognized revenue. Unrecognized revenue relates to the portion of franchise fees and AD fees that the Company has not yet recognized, in the case of sales of Company-owned offices, the financed portion of gains related to these sales in each case where revenue has not yet been recognized. For gains related to the sale of Company-owned offices, revenue is recorded as note payments are received by the Company. The Company evaluates the amount it anticipates collecting for AD and franchise fees on a periodic basis. Unrecognized revenue was $5.1 million and $4.9 million at December 26, 2020 and December 28, 2019, respectively.

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

Activity in the allowance for doubtful accounts for the year ended December 26, 2020 and the Transition Period was as follows:

(In thousands)	12/26/2020	12/28/2019
Balance at beginning of year	$9,985	$11,816
Provision for doubtful accounts	5,917	5,375
Write-offs and reduction from repurchases of franchises	(6,432)	(7,252)
Foreign currency adjustment	(13)	46
Balance at end of year	$9,457	$9,985

Management considers specific accounts and notes receivable to be impaired if the net amounts due exceed the fair value of the underlying franchise at the time of the assessment and estimates an allowance for doubtful accounts based on that excess.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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

On July 10, 2020, the Company entered into a Senior Secured Super Priority Debtor-In-Possession Delayed Draw Term Loan Agreement (the “DIP DDTL Agreement”) with Tuesday Morning Corporation (“Tuesday Morning”) and certain of its direct and indirect subsidiaries.  Pursuant to the DIP DDTL Agreement, the Company agreed to lend Tuesday Morning up to an aggregate principal amount of $25.0 million in the form of delayed draw term loans (the “DIP Term Facility”). As of December 26, 2020, the DIP Term Facility has been terminated and no amounts had been drawn under this agreement.

On November 4, 2020, the Company entered into a super-priority, secured, debtor-in-possession credit facility (the “DIP Facility”) with Furniture Factory Ultimate Holding, L.P. (“FFO”). The DIP Facility consists of a multi-draw term loan facility in the aggregate principal amount of up to $6.5 million. Once repaid, amounts under the DIP Facility may not be reborrowed. As of December 26, 2020, $6.5 million of the DIP Facility is outstanding.

Analysis of Past Due Receivables

The breakdown of accounts and notes receivable past due at December 26, 2020 and December 28, 2019 was as follows:

	12/26/2020
(In thousands)	Past due	Current	Interest receivable, net	Total receivables
Accounts receivable, net	$24,325	$34,169	$—	$58,494
Notes and interest receivable, net	8,727	36,160	2,257	47,144
Total accounts, notes, and interest receivable, net	$33,052	$70,329	$2,257	$105,638

	12/28/2019
(In thousands)	Past due	Current	Interest receivable, net	Total receivables
Accounts receivable, net	$30,192	$14,141	$—	$44,333
Notes and interest receivable, net	8,471	49,024	3,132	60,627
Total accounts, notes, and interest receivable, net	$38,663	$63,165	$3,132	$104,960
Accounts receivable are considered to be past due if unpaid 30 days after billing and notes receivable are considered past due if unpaid 90 days after the due date. If it is determined the likelihood of collecting substantially all of the note and accrued interest is not probable the notes are put on non-accrual status. The Company's investment in notes receivable on non-accrual status at December 26, 2020 and December 28, 2019 was $6.8 million and $8.5 million, respectively. Payments received on notes in non-accrual status are applied to the principal note balance until the note is current and then to interest income. Non-accrual notes that are paid current are moved back into accrual status during the next annual review.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(5) Property, Equipment, and Software, Net
Property, equipment, and software at December 26, 2020, and December 28, 2019 was as follows:

(In thousands)	12/26/2020	12/28/2019
Land and land improvements	$590	$1,592
Buildings and building improvements	1,546	7,972
Leasehold improvements	67,627	52,755
Furniture, fixtures, and equipment	71,836	59,254
Software	55,774	42,373
Construction in progress	3,773	1,842
Finance lease asset	2,045	1,984
Property, equipment, and software, gross	203,191	167,772
Less accumulated depreciation and amortization	59,685	17,625
Property, equipment, and software, net	$143,506	$150,147
The software included above includes both internally developed software and purchased software. Included in software are $0.6 million, and $0.1 million of assets that had not been placed into service at December 26, 2020 and December 28, 2019, respectively. During the Transition Period, the Company had an impairment charge of $20.2 million, related to internally developed software that is no longer in use. These amounts are included in selling, general, and administrative expenses, in the accompanying consolidated statements of operations.
Total depreciation and amortization expense on property, equipment, and software was $48.9 million, $7.4 million, $8.4 million and $5.6 million for the year ended December 26, 2020, the Transition Period, and the years ended April 30, 2019 and April 30, 2018, respectively.

(6) Goodwill and Intangible Assets
Changes in the carrying amount of goodwill for the year ended December 26, 2020 and December 28, 2019 were as follows:

(In thousands)	12/26/2020	12/28/2019
Balance at beginning of year	$134,301	$6,566
Acquisitions of assets from franchisees and third parties	1,758	3,658
Buddy's Acquisition	—	75,038
Buddy's Partners Acquisition	—	7,217
A-Team Leasing Acquisition	—	6,287
Sears Outlet Acquisition	—	31,028
Vitamin Shoppe Acquisition	—	4,951
American Freight Acquisition	334,543	—
Disposals and foreign currency changes, net	(13,957)	(444)
Impairments	(273)	—
Purchase price reallocation	605	—
Balance at end of year	$456,977	$134,301
The Company performed its annual impairment review of goodwill and recorded impairment expense of $0.3 million, $0.4 million and $0.1 million for the years ended December 26, 2020, April 30, 2019 and April 30, 2018, respectively. The Company did not record impairment expense for the Transition Period.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The impairment recorded above was determined using the fair value of the underlying franchise, and where appropriate a discounted cash flow model, and is included in selling, general, and administrative expenses, in the accompanying consolidated statements of operations.

Components of intangible assets as of December 26, 2020 and December 28, 2019, were as follows:

	12/26/2020
(In thousands)	Weighted-average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Tradenames (1)	3 years	$93,702	$(111)	$93,591
Customer contracts	6 years	8,780	(2,159)	6,621
Franchise agreements and non-compete agreements	10 years	10,581	(1,569)	9,012
Customer Lists	4 years	3,908	(2,552)	1,356
Reacquired rights	3 years	2,549	(983)	1,566
AD rights	9 years	39,972	(17,423)	22,549
Total intangible assets		$159,492	$(24,797)	$134,695
(1) $70.2 million, $11.1 million and $12.0 million of tradenames were acquired in the American Freight Acquisition, Buddy's Acquisition, and Vitamin Shoppe Acquisition, respectively. These tradenames have an indefinite life and they are tested for impairment on an annual basis.

	12/28/2019
(In thousands)	Weighted-average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Tradenames (1)	3 years	$23,534	$(72)	$23,462
Customer contracts	6 years	12,736	(886)	11,850
Franchise agreements and non-compete agreements	10 years	10,609	(486)	10,123
Customer Lists	4 years	4,338	(2,559)	1,779
Reacquired rights	5 years	11,577	(2,053)	9,524
AD rights	9 years	37,263	(16,411)	20,852
Total intangible assets		$100,057	$(22,467)	$77,590
(1) $11.1 million and $12.0 million of tradenames were acquired in the Buddy's and Vitamin Shoppe Acquisitions, respectively. These tradenames have an indefinite life and they are tested for impairment on an annual basis.
For the year ended December 26, 2020, and the Transition Period, the Company recorded intangible assets of $80.5 million and $63.4 million, respectively.
The Company reviews amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. During the year ended December 26, 2020, the Transition Period, and years ended April 30, 2019 and April 30, 2018, an impairment analysis was performed for amortizable intangible assets. Write-downs of assets acquired from franchisees relate to Company-owned offices that were subsequently closed and impairment of the fair value of existing assets of Company-owned offices. As a result, the carrying values of assets acquired from franchisees were reduced by $0.3 million, $0.4 million and $0.1 million for the years ended December 26, 2020, April 30, 2019 and April 30, 2018, respectively. The Company did not record impairment expense related to the amortizable intangible assets during the Transition Period. These amounts were included in selling, general, and administrative expenses, in the accompanying consolidated statements of operations. The Company estimated the fair value of assets associated with Company-owned offices based on various models.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the year ended December 26, 2020, the Transition Period, and years ended April 30, 2019 and April 30, 2018, amortization expense was $13.4 million, $4.8 million, $5.2 million, and $5.7 million, respectively. Annual amortization expense for the next five years is estimated to be as follows:

(In thousands)	As of 12/26/2020:
2021	$10,340
2022	7,828
2023	6,665
2024	5,540
2025	3,731
Thereafter	7,291
Total estimated amortization expense	$41,395

(7) Revenue
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

For details regarding the principal activities from which the Company generates its revenue, see "Note 1 - Organization and Significant Accounting Policies" in this Annual Report. For more detailed information regarding reportable segments, see "Note 16 - Segments."

The following represents the disaggregated revenue by reportable segments for the year ended December 26, 2020, the Transition Period, the period May 1, 2018 through December 29, 2018, and years ended April 30 2019, and April 30, 2018:

	Fiscal Year Ended 12/26/2020
(In thousands)	Vitamin Shoppe	American Freight	Liberty Tax	Buddy's	Consolidated
Retail sales	$1,035,964	$857,955	$—	$5,743	$1,899,662
Total product revenue	1,035,964	857,955	—	5,743	1,899,662
Franchise fees	—	—	1,055	99	1,154
Area developer fees	—	—	3,206	—	3,206
Royalties and advertising fees	—	—	56,753	9,993	66,746
Financial products	—	15,977	31,824	—	47,801
Interest income	—	1,287	3,624	—	4,911
Assisted tax preparation fees, net of discounts	—	—	18,852	—	18,852
Electronic filing fees	—	—	2,666	—	2,666
Agreement, club and damage waiver fees	—	—	—	12,668	12,668
Warranty revenue	—	16,799	—	—	16,799
Other revenues	—	4,413	4,797	4,562	13,772
Total service and other revenue	—	38,476	122,777	27,322	188,575
Rental revenue, net	—	—	—	64,267	64,267
Total rental revenue	—	—	—	64,267	64,267
Total revenue	$1,035,964	$896,431	$122,777	$97,332	$2,152,504

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Transition Period From 5/1/2019 - 12/28/2019					Period From 5/1/2018 - 12/29/2018
(In thousands)	Vitamin Shoppe	American Freight	Liberty Tax	Buddy's	Consolidated	Liberty Tax
Retail sales	$30,574	$64,067	$—	$1,498	$96,139	$—
Total product revenue	30,574	64,067	—	1,498	96,139	—
Franchise fees	—	—	922	160	1,082	1,508
Area developer fees	—	—	2,447	—	2,447	2,175
Royalties and advertising fees	—	—	3,211	4,042	7,253	3,203
Financial products	—	—	676	—	676	1,209
Interest income	—	267	3,950	—	4,217	4,462
Assisted tax preparation fees, net of discounts	—	—	1,144	—	1,144	3,079
Electronic filing fees	—	—	119	—	119	(232)
Agreement, club and damage waiver fees	—	—	—	4,937	4,937	—
Other revenues	—	3,896	2,515	1,449	7,860	1,243
Total service and other revenue	—	4,163	14,984	10,588	29,735	16,647
Rental revenue, net	—	—	—	23,636	23,636	—
Total rental revenue	—	—	—	23,636	23,636	—
Total revenue	$30,574	$68,230	$14,984	$35,722	$149,510	$16,647

	4/30/2019	4/30/2018
(In thousands)	Liberty Tax
Franchise fees	$2,766	$1,793
Area developer fees	3,146	2,751
Royalties and advertising fees	63,716	68,559
Financial products	33,478	47,225
Interest income	8,189	9,895
Assisted tax preparation fees, net of discounts	14,611	26,645
Electronic filing fees	2,675	10,772
Other revenues	3,965	7,232
Total service and other revenue	$132,546	$174,872

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Contract Balances

The following table provides information about receivables and contract liabilities (deferred revenue) from contracts with customers as of December 26, 2020 and December 28, 2019:

(In thousands)	12/26/2020	12/28/2019
Accounts receivable	$58,494	$44,333
Notes receivable	44,887	57,495
Deferred revenue	36,511	10,519

Significant changes in deferred revenue as of December 26, 2020 and December 28, 2019 are as follows:

(In thousands)	12/26/2020	12/28/2019
Deferred revenue at beginning of period	$10,519	$8,654
Revenue recognized during the period	(7,341)	(3,308)
Deferred revenue from acquisitions and purchase price adjustments	12,515	5,173
New deferred revenue during period	20,818	—
Deferred revenue at end of period	$36,511	$10,519

Anticipated Future Recognition of Deferred Revenue

The following table reflects when deferred revenue is expected to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

(In thousands)	Estimate for Fiscal Year
2021	$32,776
2022	1,451
2023	1,048
2024	420
2025	263
Thereafter	553
Total	$36,511

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

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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

The lease costs for leases that were recognized in the accompanying consolidated statement of operations for the year ended December 26, 2020 and the Transition Period were as follows:

(In thousands)	12/26/2020	Transition Period
Operating lease costs	$100,342	$16,587
Short-term operating lease costs	2,554	4,789
Variable operating lease costs	14,963	2,933
Sublease income	(2,653)	(2,163)
Total operating lease costs	$115,206	$22,146

As of December 26, 2020, maturities of lease liabilities were as follows:

(In thousands)	Operating leases
2021	$182,270
2022	156,803
2023	125,315
2024	90,329
2025	56,185
Thereafter	85,258
Total undiscounted lease payments	696,160
Less interest	157,456
Present value of lease liabilities	$538,704

Information regarding the weighted-average remaining lease term and the weighted-average discount rate for leases as of December 26, 2020, included a weighted-average remaining lease term of 4.5 years for operating leases and a weighted-average discount rate of 11.04% for operating leases, respectively.

The following represents other information pertaining to the Company's lease arrangements for the year ended December 26, 2020:

(In thousands)	12/26/2020
Non-cash information on lease liabilities arising from right-of-use assets (1)	$163,206
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$93,325

(1) The majority of the lease liabilities arising from right-of-use assets were a result of the American Freight Acquisition, see further discussion in "Note 2 - Acquisitions".

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(9) Long-Term Obligations
Long-term obligations as of December 26, 2020 and December 28, 2019 were as follows:

(In thousands)	12/26/2020	12/28/2019
Revolving credit facilities	$78,310	$129,260
Term loan, net of debt issuance costs	491,836	268,660
Convertible senior notes	—	60,439
Amounts due to former ADs, franchisees and third parties	1,269	1,661
Mortgages	1,691	1,825
Finance lease liability	937	1,775
Total long-term obligations	574,043	463,620
Less current installments	105,388	218,384
Total long-term obligations, excluding current installments	$468,655	$245,236

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

In addition to financing the American Freight Acquisition and its related acquisition costs, a portion of the proceeds from the FGNH Credit Agreement and the FGNH ABL Term Loan (as defined below) were used to repay the Buddy’s and Sears Outlet’s term loan for an outstanding amount of $101.6 million and $106.7 million including accrued interest, respectively. The early repayment of the term loans resulted in additional interest expense of $4.6 million for the write-off of deferred financing costs and $4.0 million for a prepayment penalty. The prepayment penalty is recorded in the Other income (expense) line of the consolidated statements of operations for the year ended December 26, 2020.

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

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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

Franchise Group New Holdco ABL Credit Agreement and ABL Term Loan

On February 14, 2020, the Company, through direct and indirect subsidiaries, entered into an ABL credit agreement (the "FGNH ABL Credit Agreement") with various lenders which provided the Company with a $100.0 million senior secured asset based term loan (the “FGNH ABL Term Loan”). On February 14, 2020, the Company borrowed $100.0 million on the FGNH ABL Term Loan to finance the acquisition of American Freight. On September 23, 2020, the Company repaid in full all amounts that were outstanding under the FGNH ABL Term Loan and terminated the FGNH ABL Credit Agreement.

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

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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

Vitamin Shoppe ABL Revolver

On December 16, 2019, the Company, through direct and indirect subsidiaries, entered into a Second Amended and Restated Loan and Security Agreement (the “ Vitamin Shoppe ABL Agreement”) providing for a senior secured revolving loan facility (the “Vitamin Shoppe ABL Revolver”) with commitments available to the Company of the lesser of (i) $100.0 million and (ii) a specified borrowing base based on our eligible credit card receivables, accounts receivable and inventory, less certain reserves, and as to each of clauses (i) and (ii), less a $10.0 million availability block. The Vitamin Shoppe ABL Revolver will mature on December 16, 2022, unless the maturity is accelerated subject to the terms set forth in the Vitamin Shoppe ABL Agreement. The Company borrowed $70.0 million on December 16, 2019, the proceeds of which were used to consummate the Vitamin Shoppe Acquisition. The ABL Agreement amended and restated the existing Amended and Restated Loan and Security Agreement (the “Existing Vitamin Shoppe ABL Agreement”), dated as of January 20, 2011. The Vitamin Shoppe ABL Revolver also provides for letters of credit. As of December 26, 2020, $8.4 million in committed letters of credit under the facility.

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

Vitamin Shoppe Convertible Senior Notes

On December 16, 2019, as part of the Vitamin Shoppe Acquisition, the Company assumed $60.4 million in aggregate principal amount of 2.25% Convertible Senior Notes ("Convertible Notes"). The Convertible Notes had a maturity date of December 1, 2020.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Prior to July 1, 2020, the Convertible Notes would have been convertible only under certain circumstances. The Convertible Notes are convertible at an initial conversion rate of 25.1625 shares of the Company's common stock per $1,000 principal amount of the Convertible Notes. The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, the Company is required to increase, in certain circumstances, the conversion rate for a holder who elects to convert its Convertible Notes in connection with such a corporate event including customary conversion rate adjustments in connection with a "make-whole fundamental change" as defined. Upon conversion, the Company may satisfy its conversion obligation by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election. On February 7, 2020, the Company completed the repurchase of the Convertible Notes for a purchase price of $60.6 million, which includes accrued interest.

Sears Outlet Credit Agreement

On October 23, 2019 as part of the Sears Outlet Acquisition, the Company, through indirect subsidiaries, entered into a credit agreement (the “Sears Outlet Credit Agreement”) that provides for a $105.0 million first priority senior secured term loan, net of financing costs of $2.8 million, which matures on October 23, 2023. The Company was in compliance with all covenants of the Sears Outlet Credit Agreement as of December 28, 2019. On February 14, 2020 the Company repaid in full all amounts that were outstanding under the Sears Outlet Credit Agreement and terminated the Sears Outlet Credit Agreement.

Buddy's Credit Agreement

On July 10, 2019 as part of the Buddy's Acquisition, the Company, through an indirect subsidiary, entered into a Credit Agreement (the "Buddy's Credit Agreement") that provides for an $82.0 million first priority senior secured term loan which matures on July 10, 2024. On August 23, 2019, as part of the 41 stores acquisition from A-Team, the Buddy's Credit Agreement was amended. The amendment provides for a $23.0 million first priority senior secured loan (the “Buddy’s Additional Term Loan”), net of financing costs of $0.4 million. On September 30, 2019, the Buddy's Credit Agreement was further amended to update the agreed consolidated EBITDA figures for September 30, 2018, December 31, 2018, March 31, 2019 and June 30, 2019 and to clarify the circumstances under which acquisitions may be given pro forma effect in the calculation of consolidated EBITDA. The Company was in compliance with all covenants of the Buddy’s Credit Agreement as of December 28, 2019. On February 14, 2020, the Company repaid in full all amounts that were outstanding under the Buddy's Credit Agreement and Buddy's Additional Term Loan and terminated the Buddy's Credit Agreement and Buddy's Additional Term Loan Agreement.

Liberty Tax Credit Agreement

On May 16, 2019, the Company entered into the Liberty Tax Credit Agreement that provides for a $135.0 million senior revolving credit facility (the "Revolving Credit Facility"), with a $10.0 million sub-facility for the issuance of letters of credit, and a $20.0 million swingline loan sub-facility. On October 2, 2019, the Company amended the Liberty Tax Credit Agreement to extend the maturity date to October 2, 2022, from the original maturity date of May 31, 2020, and decrease the aggregate amount of commitments from $135.0 million to $125.0 million as of October 2, 2019. The Liberty Tax Credit Agreement included customary affirmative, negative, and financial covenants, including the delivery of financial statements and other reports and maintenance of existence. The Company was in compliance with all covenants of the Liberty Tax Credit Agreement as of December 28, 2019. On February 14, 2020, the Company amended certain provisions of the Liberty Tax Credit Agreement to provide for the gradual reduction of the commitments under the Liberty Tax Credit Agreement and terminated the facility on April 30, 2020.

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

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Compliance with Debt Covenants

The Company's revolving credit and long-term debt agreements impose restrictive covenants on it, including requirements to meet certain ratios. As of December 26, 2020, the Company was in compliance with all covenants under these agreements and, based on a continuation of current operating results, the Company expects to continue to be in compliance for the next 12 months.

Other Indebtedness
In December 2016, the Company obtained a mortgage payable to a bank in monthly installments of principal payments plus interest at the one-month LIBOR plus 1.85% through December 2026 with a balloon payment of $0.8 million due at maturity. The mortgage is collateralized by land and buildings.
Aggregate maturities of long-term debt at December 26, 2020 were as follows:

Fiscal Year	(In thousands)
2021	$105,388
2022	25,380
2023	25,174
2024	25,161
2025	391,995
Thereafter	945
Total long-term obligations	$574,043

(10) Stockholders' Equity
Stockholders' Equity Activity

On September 15, 2020, the Company entered into an Underwriting Agreement with B. Riley Securities, Inc. (formerly known as B. Riley FBR) (“B. Riley Securities”), as representative of the underwriters named therein (the “Preferred Stock Underwriters”), to issue and sell an aggregate of 1,200,000 shares of the Company’s 7.50% Series A Cumulative Perpetual Preferred Stock, par value $0.01 per share and liquidation preference of $25.00 per share (the “Series A Preferred Stock”), in a public offering at a price to the public of $25.00 per share. The Company also granted the Preferred Stock Underwriters the Option to purchase up to 180,000 additional shares of Series A Preferred Stock for a period of 30 days following September 15, 2020. The offering closed on September 18, 2020, and the net proceeds to the Company from the offering were approximately $28.8 million, after deducting the underwriting discount, a structuring fee and other estimated offering expenses of approximately $1.2 million.

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

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

On February 14, 2020, the Company issued 1,250,000 shares of the Company's common stock with a value of $31.0 million, which was recorded as deferred financing costs, to Kayne FRG Holdings L.P. for services provided in the financing of the American Freight Acquisition.

On February 7, 2020, investors purchased approximately 3,877,965 shares of the Company's common stock for $65.9 million. The equity financing was done through purchases of shares of common stock of the Company at $12.00 per share under the ECL (as defined below), and $23.00 per share in connection with a separate private placement of shares of common stock (collectively, the "Equity Financing") pursuant to certain subscription agreements entered into by each investor with the Company. Pursuant to the ECL, Tributum, L.P. assigned certain of its obligations thereunder to provide a portion of such Equity Financing to certain of the investors. The proceeds of the of Equity Financing were used by the Company to fund the repurchase or redemption of the Company's outstanding 2.25% Convertible Notes (the "Convertible Notes"), to make interest payments on the Convertible Notes that are not repurchased or redeemed until their maturity and to also fund general, working capital and cash needs of the Company.

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss at December 26, 2020 and December 28, 2019, are as follows:

(In thousands)	12/26/2020	12/28/2019
Foreign currency adjustment	$(1,254)	$(1,496)
Interest rate swap agreements, net of tax	(145)	(42)
Total accumulated other comprehensive loss	$(1,399)	$(1,538)

Non-controlling interest

The Company is the sole managing member of New Holdco and, as a result, consolidates the financial results of New Holdco. The Company reports a non-controlling interest representing the economic interest in New Holdco held by the Buddy’s Members. The New Holdco LLC Agreement provides that the Buddy’s Members may, from time to time, require the Company to redeem all or a portion of their New Holdco units for newly-issued shares of common stock on a basis of one New Holdco unit and one-fifth of a share of Preferred Stock of the Company for one share of common stock of the Company. In connection with any redemption or exchange, the Company will receive a corresponding number of New Holdco units, increasing its total ownership interest in New Holdco. Changes in the Company's ownership interest in New Holdco while it retains their controlling interest in New Holdco will be accounted for as equity transactions. As such, future redemptions or direct exchanges of New Holdco units by the Buddy’s Members will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase additional paid-in capital. As of December 28, 2019, the Company had an ownership interest of 65.6% in New Holdco and reported a non-controlling interest equal to 34.4%. On March 26, 2020, the Company redeemed 3,937,726 New Holdco units and 787,545 shares of preferred stock for common stock. On April 1, 2020, the Company redeemed the remaining 5,495,606 New Holdco units and 1,099,121 shares of preferred stock for common stock and the Company became the sole owner of New Holdco.

The exchange of New Holdco units for common stock resulted in an increase in the tax basis of the net assets of New Holdco and a liability to be recognized pursuant to the Tax Receivable Agreement ("TRA"). The difference of $10.0 million in the adjustment of the deferred tax balances and the tax receivable agreement liability was recorded as an adjustment to additional paid-in-capital. Refer to "Note 13 - Income Taxes" for further discussion of the TRA.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Preferred Stock

The Company has authorized the issuance of 20.0 million shares of preferred stock. Preferred stock outstanding for the periods ended December 26, 2020 and December 28, 2019 is as follows:

Preferred Stock	12/26/2020	12/28/2019
Voting Non-economic Preferred Stock, par value $0.01 per share	—	1,886,667
Series A Preferred Stock, par value $0.01 per share	1,250,000	—
Shares outstanding	1,250,000	1,886,667

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

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The computation of basic and diluted net income per share for the year ended December 26, 2020, the Transition Period, and years ended April 30, 2019 and April 30, 2018 is as follows:

12/26/2020
(In thousands, except for share and per share amounts)	Common stock
Basic net income per share:
Numerator
Allocation of undistributed income attributable to Franchise Group	$25,064
Less: Preferred dividend declared	755
Net income attributable to Franchise Group common stockholders	24,309
Denominator
Weighted-average common shares outstanding	34,531,362
Basic net income per share	$0.70

Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$24,309
Denominator
Number of shares used in basic computation	34,531,362
Weighted-average effect of dilutive securities
Employee stock options and restricted stock units	440,573
Weighted-average dilutive shares outstanding	34,971,935
Diluted net income per share	$0.70

12/28/2019
(In thousands, except for share and per share amounts)	Common stock
Basic and diluted net loss per share
Numerator
Allocation of undistributed loss attributable to Franchise Group	$(68,427)
Net loss attributable to common stockholders	(68,427)
Denominator
Weighted-average common shares outstanding	16,669,065
Basic and diluted net loss per share	$(4.11)

4/30/2019
(In thousands, except for share and per share amounts)	Common stock
Basic and diluted net loss per share:
Numerator
Allocation of undistributed loss	$(2,156)
Net loss attributable to common stockholders	(2,156)
Denominator
Weighted-average common shares outstanding	13,800,884
Basic and diluted net loss per share	$(0.16)

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	4/30/2018
(In thousands, except for share and per share amounts)	Class A common stock	Class B common stock
Basic net income per share:
Numerator
Allocation of undistributed income	$133	$2
Amounts allocated to participating securities:
Exchangeable shares	(10)	—
Net income attributable to common stockholders	123	2
Denominator
Weighted-average common shares outstanding	12,728,762	200,000
Basic net income per share	$0.01	$0.01

Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$123	$2
Reallocation of undistributed earnings as a result of assumed conversion of:
Class B common stock to Class A common stock	2	—
Exchangeable shares to Class A common stock	10	—
Net income attributable to stockholders	$135	$2
Denominator
Number of shares used in basic computation	12,728,762	200,000
Weighted-average effect of dilutive securities:
Class B common stock to Class A common stock	200,000	—
Exchangeable shares to Class A common stock	1,000,000	—
Employee stock options and restricted stock units	48,986	703
Weighted-average diluted shares outstanding	13,977,748	200,703
Diluted net income per share	$0.01	$0.01
Diluted net income per share excludes the impact of shares of potential common stock from the exercise of options and vesting of restricted stock units to purchase 206,899 and 524,649 shares for the Transition Period and year ended April 30, 2019, respectively, because the effect would be anti-dilutive.

(11) Stock Compensation Plan

2019 Omnibus Incentive Plan

In December 2019, the Company's stockholders approved the Company's 2019 Omnibus Incentive Plan (the "2019 Plan"). The 2019 Plan provides for a variety of awards, including stock options, stock appreciation rights, performance units, performance shares, shares of the Company’s common stock, par value $0.01 per share, restricted stock, restricted stock units, incentive awards, dividend equivalent units and other stock-based awards. Awards under the 2019 Plan may be granted to the Company’s eligible employees, directors, or consultants or advisors. The 2019 Plan provides that an aggregate maximum of 5,000,000 shares of common stock are reserved for issuance under the 2019 Plan, subject to adjustment for certain corporate events. At December 26, 2020 and December 28, 2019, 4,062,558 and 4,398,334 shares of common stock remained available for grant, respectively.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Stock Options

The following table summarizes the information for options granted in the year ended December 26, 2020, the Transition Period, and years ended April 30, 2019 and April 30, 2018:

	12/26/2020	12/28/2019	4/30/2019	4/30/2018
Weighted-average fair value of options granted	$—	$4.66	$2.18	$3.16
Dividend yield	—%	—%	5.3% - 7.2%	4.5% - 5.9%
Expected volatility	—%	44.9%	38.3% - 44.7%	36.8% - 51.3%
Expected terms	0 years	5 years	5 - 6 years	5 - 6 years
Risk-free interest rates	—%	1.7%	2.7% - 2.8%	1.9% - 2.1%

Stock option activity during the year ended December 26, 2020, the Transition Period, and years ended April 30, 2019 and April 30, 2018 was as follows:

	Number of options	Weighted-average exercise price
Outstanding at April 30, 2017	1,387,331	$18.02
Granted	272,502	13.25
Exercised	(9,000)	10.51
Forfeited or expired	(1,178,330)	17.22
Outstanding at April 30, 2018	472,503	17.41
Granted	704,514	10.20
Exercised	(14,069)	10.90
Forfeited or expired	(366,704)	17.99
Outstanding at April 30, 2019	796,244	10.88
Granted	88,340	11.93
Exercised	(207,802)	10.60
Forfeited or expired	(216,497)	12.87
Outstanding at December 28, 2019	460,285	10.28
Granted	—	—
Exercised	(50,278)	10.35
Forfeited or expired	(18,598)	11.93
Outstanding at December 26, 2020	391,409	$10.19
Intrinsic value is defined as the fair value of the stock less the cost to exercise. The total intrinsic value of options exercised in the year ended December 26, 2020, the Transition Period, and years ended April 30, 2019 and April 30, 2018 was $0.6 million, $0.3 million, $0.1 million and $0.1 million. The total intrinsic value of stock options outstanding at December 26, 2020 was $7.2 million. Stock options vest from the date of grant to three years after the date of grant and expire from 4 to 5 years after the vesting date.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nonvested stock options (options that had not vested in the period reported) activity during the year ended December 26, 2020, the Transition Period, and years ended April 30, 2019 and April 30, 2018 was as follows:

	Nonvested options	Weighted-average exercise price
Outstanding at April 30, 2017	678,118	$15.88
Granted	272,502	13.25
Vested	(563,118)	14.61
Forfeited	(120,069)	20.73
Outstanding at April 30, 2018	267,433	14.27
Granted	704,514	10.20
Vested	(92,207)	9.49
Forfeited	(225,226)	14.22
Outstanding at April 30, 2019	654,514	10.35
Granted	88,340	11.93
Vested	(374,942)	10.77
Forfeited	(152,905)	10.55
Outstanding at December 28, 2019	215,007	10.11
Granted	—	—
Vested	(133,075)	10.46
Forfeited	(18,598)	11.93
Outstanding at December 26, 2020	63,334	$8.83
At December 26, 2020, unrecognized compensation cost related to non-vested stock options was less than $0.1 million. These costs are expected to be expensed through fiscal 2021.

The following table summarizes information about stock options outstanding and exercisable at December 26, 2020.

	Options outstanding			Options exercisable
Range of Exercise Prices	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Number of options exercisable	Weighted-average exercise price
0.00 - 10.89	217,500	$8.77	4.2	154,166	$8.74
10.90 - 16.38	173,909	11.98	3.2	173,909	11.98
	391,409	$10.19		328,075	$10.46

Restricted Stock Units

The Company has awarded service-based restricted stock units ("RSUs") and performance restricted stock units ("PRSUs") to its non-employee directors, officers and certain employees. The Company recognizes expense based on the estimated fair value of the RSUs or PRSUs granted over the vesting period on a straight-line basis. The fair value of RSUs and PRSUs is determined using the Company's closing stock price on the date of the grant. At December 26, 2020, unrecognized compensation cost related to RSUs and PRSUs was $4.3 million and $11.9 million, respectively. These costs are expected to be recognized through fiscal 2023.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table summarizes the status of service-based RSU activity during the year ended December 26, 2020, the Transition Period, and years ended April 30, 2019 and April 30, 2018:

	Number of RSUs	Weighted-Average Fair Value at Grant Date
Balance at April 30, 2017	176,396	$13.61
Granted	192,560	12.21
Vested	(187,364)	13.04
Forfeited	(54,562)	13.34
Balance at April 30, 2018	127,030	12.48
Granted	147,991	10.40
Vested	(28,029)	13.47
Forfeited	(78,200)	12.31
Balance at April 30, 2019	168,792	10.56
Granted	153,085	14.10
Vested	(80,549)	10.73
Forfeited	(36,122)	10.72
Balance at December 28, 2019	205,206	13.11
Granted	192,809	24.83
Vested	(85,911)	12.67
Forfeited	(15,957)	19.69
Balance at December 26, 2020	296,147	$20.51

The following table summarizes the status of PRSU activity during the year ended December 26, 2020 and the Transition Period:

	Number of PRSUs	Weighted-Average Fair Value at Grant Date
Balance at April 30, 2019	—	$—
Granted	465,833	14.40
Vested	—	—
Forfeited	—	—
Balance at December 28, 2019	465,833	14.40
Granted	154,904	24.84
Vested	—	—
Forfeited	(2,000)	14.40
Balance at December 26, 2020	618,737	$17.00

Stock Compensation Expense

The Company recorded $9.5 million, $3.1 million, $1.0 million and $3.7 million of expense related to stock awards for the year ended December 26, 2020, the Transition Period, and years ended April 30, 2019 and April 30, 2018, respectively.

(12) Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities subject to fair value

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
measurements are classified according to a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Valuation methodologies for the fair value hierarchy are as follows.

•Level 1—Quoted prices for identical assets and liabilities in active markets.

•Level 2—Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-based valuations in which all significant inputs are observable in the market.

•Level 3—Unobservable inputs in which little or no market data exists, therefore, requiring an entity to develop its own assumptions.

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

The following tables present, for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis at December 26, 2020, and December 28, 2019.

		12/26/2020 Fair value measurements using
(In thousands)	Total	Level 1	Level 2	Level 3
Nonrecurring assets:
Impaired accounts and notes receivable, net of unrecognized revenue	$9,669	$—	$—	$9,669
Total nonrecurring assets	$9,669	$—	$—	$9,669

Recurring liabilities:
Contingent consideration included in obligations due former ADs, franchisees and others	$317	$—	$—	$317
Interest rate swap agreement	145	—	145	—
Total recurring liabilities	$462	$—	$145	$317

		12/28/2019 Fair value measurements using
(In thousands)	Total	Level 1	Level 2	Level 3
Recurring assets:
Cash equivalents	$4,253	$4,253	$—	$—
Total recurring assets	4,253	4,253	—	—
Nonrecurring assets:
Impaired accounts and notes receivable, net of unrecognized revenue	7,310	—	—	7,310
Total nonrecurring assets	7,310	—	—	7,310
Total recurring and nonrecurring assets	$11,563	$4,253	$—	$7,310

Recurring liabilities:
Contingent consideration included in obligations due former ADs, franchisees and others	$916	$—	$—	$916
Interest rate swap agreement	58	—	58	—
Total recurring liabilities	$974	$—	$58	$916

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The Company's policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1 or 2 recurring fair value measurements for the year ended December 26, 2020 and the Transition Period.
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

Assets held for sale: Assets held for sale are recorded at the lower of the carrying value of the expected sales price, less costs to sell, which approximates fair value.

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

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(13) Income Taxes
Overview

The Company is subject to U.S. federal, state and foreign income taxes with respect to its allocable share of any taxable income or loss of New Holdco through April 1, 2020 and income or loss from its operations subsequent to that date through December 26, 2020. The non-controlling members of New Holdco exercised their right to exchange units for stock in Franchise Group, Inc., terminating the partnership on April 1, 2020. The Company generally does not pay income taxes on its taxable income in most jurisdictions due to its net operating loss carryforwards. Additionally, the Company owns stock of two legal entities in Canada which are taxed as corporations.

In addition, the impact of the American Freight Acquisition has been considered for the year ended December 26, 2020. The Company recorded an additional $10.5 million deferred tax liability to account for cumulative temporary differences resulting from the American Freight Acquisition. This entity was taxed as a corporation through April 25, 2020. Subsequent to that date, it is a disregarded entity owned by Franchise Group, Inc.

TRA

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

During the year ended December 26, 2020, the Company acquired an aggregate of 9,433,332 New Holdco units, which resulted in an increase in the tax basis of its investment in New Holdco subject to the provisions of the TRA. In the year ended December 26, 2020, the Company recognized a total liability in the amount of $16.8 million for the payments due to the redeeming members under the Tax Receivable Agreement ("TRA Payments"), representing 40% of the cash savings it expects to realize from the tax basis increases related to the redemption of New Holdco units. TRA Payments will be made when such TRA related deductions actually reduce the Company’s income tax liability. No payments were made to members of New Holdco pursuant to the TRA during the year ended December 26, 2020.

Pursuant to the Company's election under Section 754 of the Internal Revenue Code (the "Code"), the Company has obtained an increase in its share of the tax basis in the net assets of New Holdco when the New Holdco units were redeemed or exchanged by the non-controlling interest holders and other qualifying transactions. The Company has treated the redemptions and exchanges of New Holdco units by the non-controlling interest holders as direct purchases of New Holdco units for U.S. federal income tax purposes. This increase in tax basis will reduce the amounts that it would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets. The tax benefit associated with this increase in tax basis is offset with a full valuation allowance as of December 26, 2020.

CARES Act

The Coronavirus, Aid, Relief, and Economic Security, or CARES Act (the “Act”) was enacted on March 27, 2020. The Act retroactively changed the eligibility of certain assets for expense treatment in the year placed in service, back to 2018, and permitted any net operating loss for the tax years 2018, 2019 and 2020 to be carried back for 5 years. The Company recorded a total income tax benefit of $52.3 million during the year associated with the income tax components contained in the Act. As of December 26, 2020, the Company has completed an initial analysis of the tax effects of the Act but continues to monitor developments by federal and state rule making authorities regarding implementation of the Act. The Company has made reasonable estimates of the effects of the Act and will adjust, if needed, as new laws or guidance becomes available.

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

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
the third quarter of fiscal 2018. Due to the complexities associated with understanding and applying various aspects of the new law, the SEC issued guidance in SAB 118 allowing a measurement period of no more than one year from the date of enactment of the new law to complete all adjustments to amounts recorded on a provisional basis.

SAB 118 measurement period

The Company applied the guidance in SAB 118 when accounting for the enactment-date effects of the Tax Act throughout 2018. As of January 31, 2018, the Company recorded provisional amounts for all the enactment-date income tax effects of the Tax Act under ASC 740, Income Taxes, for the remeasurement of deferred tax assets and liabilities and a one-time transition tax. As of January 31, 2019, the Company completed its accounting for all of the enactment-date income tax effects of the Tax Act. As further discussed below, during 2018 and the first month of 2019, the Company recognized adjustments to the provisional amounts initially recorded at January 31, 2018 and included these adjustments as a component of income tax expense from continuing operations.

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

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Components of income tax expense for the fiscal year ended December 26, 2020, the Transition Period, and years ended April 30, 2019, and April 30, 2018 were as follows:

(In thousands)	12/26/2020	12/28/2019	4/30/2019	4/30/2018
Current:
Federal	$(61,254)	$—	$(2,400)	$4,895
State	615	56	(648)	1,097
Foreign	1,071	(740)	623	723
Current Tax expense	(59,568)	(684)	(2,425)	6,715
Deferred:
Federal	3,931	(3,982)	545	(2,125)
State	(2,150)	(5,857)	(29)	(69)
Foreign	(183)	78	70	(175)
Deferred tax expense (benefit)	1,598	(9,761)	586	(2,369)

Total income tax expense (benefit)	$(57,970)	$(10,445)	$(1,839)	$4,346

For the year ended December 26, 2020, Transition Period, and years ended April 30, 2019, and April 30, 2018, income before taxes consisted of the following:

(In thousands)	12/26/2020	12/28/2019	4/30/2019	4/30/2018
U.S. operations	$(34,989)	$(112,886)	$(6,229)	$3,176
Foreign operations	4,173	(2,025)	2,234	1,305
Income (loss) before income taxes	$(30,816)	$(114,911)	$(3,995)	$4,481

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Income tax benefit differed from the amounts computed by applying the U.S. federal income tax rate of 21% to pre-tax income from continuing operations as a result of the following for years ended December 26, 2020 and December 28, 2019 are as follows:

(In thousands)	12/26/2020	12/28/2019
Computed "expected" income tax benefit	$(6,471)	$(24,131)
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	(1,187)	(5,801)
Nondeductible expenses	96	244
Stock compensation expense	11	(11)
GILTI	413	—
Transaction costs	392	—
Permanent goodwill on sale of Buddy's stores	1,062	—
Foreign tax rate differential	230	(142)
Remeasurement of deferreds	—	(478)
CARES Act	(52,337)	—
Non-controlling interest in New Holdco	(1,018)	—
Research credit	(676)	—
Return to provision	—	623
Decrease in DTL due to change in tax status	(8,882)	—
Decrease to valuation allowance due to change in tax status	8,882	7,495
Decrease in valuation allowance due to CARES Act	(11,417)
Increase in valuation allowance due to operations	2,456	11,417
Increase in DTL for current year activity	10,254	—
Other	222	339
Total income tax benefit	$(57,970)	$(10,445)

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The tax effect of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant portions of deferred tax assets and liabilities as of December 26, 2020 and December 28, 2019 are as follows:

(In thousands)	12/26/2020	12/28/2019
Federal and state net operating loss carryforward	$19,364	$22,521
Section 743 adjustment	39,974
Interest expense carryforward	559	1,429
State bonus depreciation	4,791	3,179
Equity compensation	2,316	—
Inventory	5,793	—
Goodwill, intangible assets, and assets held for sale (Canada)	33	32
R&D Credits	601	—
Deferred revenue	1,056	—
Accrued expenses and reserves	4,212	6
Property, equipment and software (Canada)	115	119
Allowances	4,272	—
Unrealized gain/loss	29	89
Lease liability (ASC 842)	138,850	—
Other	2	—
Total deferred tax assets (before valuation allowance)	221,967	27,375
Valuation allowance	(53,004)	(11,417)
Total deferred tax assets (after valuation allowance)	168,963	15,958
Deferred tax liabilities
Property, equipment and software (U.S.)	(30,147)	—
Goodwill, intangible assets, and assets held for sale (U.S.)	(16,678)	—
Right-of-use assets (ASC 842)	(131,637)	—
Prepaid expenses	(2,620)	—
Investment in New Holdco	—	(15,958)
Total deferred tax liabilities	(181,082)	(15,958)
Net deferred tax liability	$(12,119)	$—

In assessing the realizability of the gross deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company increased its valuation allowance by $41.6 million, of which $0.1 million was charged to continuing operations.

As of December 26, 2020, the Company has gross U.S. federal net operating losses of $76.2 million, state net operating losses of $51.2 million, a portion of which will begin to expire in 2024. The Company experienced an “ownership change” within the meaning of Section 382(g) of the Internal Revenue Code of 1986, as amended, during 2019. This ownership change has and will continue to subject the Company's net operating loss carry forwards to an annual limitation, which may restrict the Company's ability to use them to offset its taxable income in periods following the ownership change. As of December 26, 2020, the Company has $0.6 million of research credit carryforwards, which will begin to expire in 2035.

The Company adopted the accounting and disclosure requirements for uncertain tax positions, which require a two-step approach to evaluate tax positions. This approach involves recognizing any tax positions that are more likely than not to occur and then measuring those positions to determine the amounts to be recognized in the financial statements. The Company

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
increased reserves for uncertain tax positions by $0.1 million as of December 26, 2020. However, the Company maintained its position of $0.2 million related to its Canadian entity.

A reconciliation of the beginning and ending balance of the gross liability for uncertain tax positions for the fiscal years ended December 26, 2020 and December 28, 2019, is as follows:

(In thousands)	12/26/2020	12/28/2019
Liability for uncertain tax positions, beginning of year	$461	$153
Decreases related to current year positions	(104)	—
Increases related to prior year positions	—	308
Liability for uncertain tax positions, end of year	$357	$461

As of December 26, 2020, the Company's earliest open tax year for U.S. federal income tax purposes was its fiscal year ended April 30, 2018.

(14) Related Party Transactions

The Company considers directors and their affiliated companies, as well as named executive officers and members of their immediate families, to be related parties.

Brian Kahn and Andrew Laurence

As of December 26, 2020, Mr. Kahn held approximately 32.5% of the aggregate ownership of the Company's common stock directly or through entities under his control, including Vintage.

Vintage and its affiliates held approximately 19.0% of the aggregate voting power of the Company through their ownership of common stock as of December 26, 2020. Mr. Kahn and Mr. Laurence, principals of Vintage, are members of the Company's Board of Directors with Mr. Laurence serving as the Company's Chairman of the Board until March 31, 2020. Mr. Kahn is the President and Chief Executive Officer of the Company and Mr. Laurence is an Executive Vice President of the Company.

Buddy's Acquisition. On July 10, 2019, the Company completed the Buddy's Acquisition. Vintage and other entities controlled by Mr. Kahn owned approximately 60% of Buddy's. For more information about the Buddy's Acquisition, please see "Note 2 - Acquisitions".

Vitamin Shoppe Acquisition and Related Transactions. On August 7, 2019, the Company entered into an agreement to acquire Vitamin Shoppe through the Vitamin Shoppe Acquisition. Vintage had an approximately 15% equity ownership in Vitamin Shoppe. In addition, a Vintage affiliate entered into a binding equity commitment letter pursuant to which it agreed to finance up to $70.0 million in equity to complete the Vitamin Shoppe Acquisition and the repayment of the existing Vitamin Shoppe convertible notes (the “Vitamin Shoppe equity commitment”). Pursuant to the Vitamin Shoppe equity commitment, the Vintage affiliate or its designated co-investors agreed to purchase up to $70.0 million of the Company’s common stock at a purchase price of $12.00 per share to finance the Vitamin Shoppe Acquisition. On December 6, 2019, Vintage affiliates purchased an aggregate of 937,500 shares of the Company's common stock for $11.3 million and co-investors purchased 1,501,248 shares of the Company's common stock for $19.9 million under the Vitamin Shoppe equity commitment. For more information on the Vitamin Shoppe Acquisition, please see "Note 2 - Acquisitions".

Stock Subscription Agreements. Affiliates of Vintage purchased 2,083,333.33 shares of the Company's common stock for $25.0 million under the Closing Subscription Agreement on July 10, 2019. On October 21, 2019 and October 23, 2019, a Vintage affiliate and Brian Kahn and Lauren Kahn purchased an aggregate of 2,333,333.33 shares of the Company's common stock for $28.0 million under a subscription agreement dated August 7, 2019 with the Company. On December 6, 2019, Vintage affiliates purchased an aggregate of 937,500 shares of the Company's common stock for $11.3 million under a subscription agreement dated August 7, 2019 with the Company. On January 6, 2020, Vintage affiliates purchased 2,354,000 shares of the Company's common stock for $28.2 million under a subscription agreement dated August 7, 2019 with the Company.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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

M. Brent Turner

On October 2, 2019, Mr. Turner was appointed as President and Chief Executive Officer of Liberty Tax Service. Mr. Turner is also a majority owner of Revolution Financial, Inc. and previously served as its Chief Executive Officer.

The Company is a participant in the following related party transactions with Mr. Turner during the year ended December 26, 2020 and the Transition Period:

Revolution Financial Services Agreement. The Company entered into a one-year Services Agreement (the “Revolution Agreement”) with Revolution Financial, Inc. (“Revolution”) effective as of August 23, 2019. Mr. Turner serves as the Chief Executive Officer of Revolution. The Revolution Agreement provides for certain transition services, including leased office space and information technology personnel. Pursuant to the terms as provided in the Revolution Agreement, fees for each of the services provided by Revolution are calculated based on the actual costs for each applicable service to be paid by the Company. For the transition services provided by the Company in retail locations, which includes the provision of space and staffing, Revolution will pay the Company 50% of net revenue. The Revolution Agreement expired on August 23, 2020. During the life of the Revolution Agreement the Company did not earn any revenue or receive any payments under the agreement.

Revolution Financial Tax Program Agreement. The Company entered into a one-year Tax Program Agreement (the “Revolution Tax Program Agreement”) with Revolution effective as of November 20, 2020. The Revolution Tax Program Agreement allows Revolution to use Liberty’s tax preparation systems, certain identified intellectual property licensed from Liberty, and other expertise from Liberty to offer tax preparation services to consumers in Revolution locations. Pursuant to the terms provided in the Revolution Tax Program Agreement, (i) Revolution will pay to Liberty 60% of the Gross Receipts (as defined in the Revolution Tax Program Agreement) generated by the tax preparation services provided as part of the program, (ii) the Company will pay up to $5,000.00 per Revolution location towards the cost associated with replacing the exterior signage of Revolution locations with Liberty branded signage, and (iii) the Company will pay 60%, and Revolution will pay 40%, of the costs associated with local store marketing materials. As of December 26, 2020, the Company had not earned any revenue or incurred any expenses related to the Revolution Tax Program Agreement.

Revolution Financial Loan Program Agreement. The Company entered into a one-year Loan Program Agreement (the “Revolution Loan Program Agreement”) with Revolution effective as of December 2, 2020. The Revolution Loan Program Agreement provides that Revolution will use its lending platform and expertise to offer consumer lending in Liberty locations. Pursuant to the terms provided in the Revolution Loan Program Agreement, the Company and/or its franchisees will pay to Revolution a one-time fee of ten thousand dollars ($10,000) software license fee for each location that participates in the program. Revolution shall pay a management fee to the Company and/or franchisee in an amount equal to fifty percent (50)% of the monthly Net Revenue (as defined in the Revolution Loan Program Agreement) during each calendar month (or portion thereof).

Revolution Financial Canada Loan Program Agreement. The Company entered into a Loan Program Agreement with Revolution (the “Revolution Canada Loan Program Agreement”) commencing on January 31, 2021 and continuing until April 30, 2021. Under the Revolution Canada Loan Program Agreement, the Company, through its subsidiary, Liberty Tax Service, Inc. is (i) arranging for Revolution to provide up to $20.0 million of loans to its Canadian franchisees to fund the tax rebate discounting services, and (ii) agreeing to provide various services in connection with loans, including facilitating repayment of loans from the tax refund proceeds. In addition to providing loan servicing, the Company is paying Revolution $0.2 million as a facility arrangement fee. At the conclusion of the term of the Loan Program Agreement, Revolution shall pay to the Company a servicing fee in an amount equal to the difference between $0.2 million minus the aggregate interest and origination fees received by Revolution from participating franchisees in connection with the loans; provided, however, that (i) if such

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
difference is a negative number, Revolution shall pay Liberty $0.2 million, and (ii) if there exists any principal loan losses at such time, Revolution may offset such principal loan losses against any servicing fee due to Liberty.

Bryant Riley (former director)

Mr. Riley, through controlled entities or affiliates held approximately 11.3% of the aggregate ownership of the Company's common stock as of December 26, 2020. Mr. Riley was also a member of the Company's Board of Directors from September 2018 through March 2020.

Credit Agreements. On December 16, 2019, the Company entered into the Vitamin Shoppe Term Loan with an entity controlled by Mr. Riley. On February 14, 2020, the Company entered into a $675.0 million credit facility, which included a $575.0 million FGNH Credit Agreement and a $100.0 million FGNH ABL Term Loan with an entity controlled by Mr. Riley acting as the administrative agent. During the year ended December 26, 2020, the Company borrowed and repaid an $11.0 million promissory note with an entity controlled by Mr. Riley. On September 23, 2020, the Company repaid in full all amounts that were outstanding under the FGNH ABL Term Loan and terminated the FGNH ABL Credit Agreement.

Stock Subscription Agreements. On February 7, 2020, Mr. Riley, and entities or affiliates of Mr. Riley purchased 669,678 shares of the Company's common stock for $11.4 million under the Equity Financing as defined above in "Note 10 - Stockholder's Equity".

Fee Letters. On February 14, 2020, the Company entered into a fee letter with B. Riley pursuant to which B. Riley was entitled to receive $5.0 million for advisory services provided for the American Freight Acquisition. B. Riley received payment for these services on June 26, 2020. On February 19, 2020, the Company entered into a fee letter with B. Riley pursuant to which B. Riley received an equity fee equal to 6% of the $36.0 million of equity raised by B. Riley for the Company as part of the Equity Financing (as defined above in "Note 10 - Stockholder's Equity"). On January 11, 2021, the Company entered into a fee letter with B. Riley pursuant to which B. Riley was entitled to receive $250,000 for advisory services provided in connection with the Company's preferred equity offering.

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

September 2020 Underwritten Offering of Preferred Stock. On September 18, 2020, the Company completed an underwritten offering of its Series A Preferred Stock in which B. Riley Securities, an affiliate of B. Riley, acted as representative of the underwriters. In connection with the offering, B. Riley Securities and the other underwriters in the offering were entitled to an underwriting discount and reimbursement of certain out-of-pocket expenses incurred of approximately $0.9 million and B. Riley Securities was entitled to an advisory fee of approximately $0.3 million.

bebe Acquisition of 47 Buddy's Stores. The Company sold 47 Buddy's locations to bebe for $35.0 million. B. Riley is partial owner of bebe. The deal was funded by B. Riley including a 1.5 million primary share purchase for $5 per share, cash on hand, and a $22.0 million secured loan.

January 2021 Underwritten Offering of Preferred Stock. On January 11, 2021, the Company reopened its original issuance of the Series A Preferred Stock, which closed on September 18, 2020 as noted above. The Company completed the reopened underwritten offering on January 15, 2021 in which B. Riley Securities, an affiliate of B. Riley, acted as representative of the underwriters. In connection with the offering B. Riley Securities and the other underwriters in the offering were entitled to an underwriting discount and reimbursement of certain out-of-pocket expenses incurred of approximately $3.0 million and B. Riley Securities was entitled to a structuring fee of $0.3 million.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Steve Belford

The Company's American Freight segment leases retail space and purchases inventory from entities either fully or partially owned by Steve Belford, the former Chief Executive Officer of American Freight. Mr. Belford's employment with American Freight ended on April 6, 2020. The amounts the Company's American Freight segment paid these entities prior to Mr. Belford's departure from the Company were immaterial.

Tax Receivable Agreement

In connection with the Buddy's Acquisition, the Company entered into a TRA with the Buddy's Members that provides for the payment to the Buddy's Members of 40% of the amount of any tax benefits that the Company actually realizes as a result of increases in the tax basis of the net assets of New Holdco resulting from any redemptions or exchanges of New Holdco units. There were no amounts paid or due under the TRA to the Buddy's Members as of and during the period ended December 28, 2019. Amounts due under the TRA to the Buddy's Members as of December 26, 2020, were $16.8 million which is recorded in "Other non-current liabilities" in the accompanying condensed consolidated balance sheets. No payments were made to former members of New Holdco pursuant to the TRA during the year ended December 26, 2020.

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

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

On June 8, 2020 the Court entered an order governing briefing on Plaintiff’s petition for an interim award of attorneys' fees. Plaintiff’s opening brief was filed on June 8, 2020. Defendant's opposition was filed on July 23, 2020, and Plaintiff’s reply was due on or before August 6, 2020. The Court held oral arguments on August 18, 2020 and reserved decision on Plaintiff’s motion for interim fees. On September 29, 2020, the parties agreed to settle this matter in principle and the matter has been stayed pending the parties’ filing of settlement papers. The settlement is expected to contain broad and customary releases. A Scheduling Order was issued by the court on January 7, 2021 for the settlement hearing to be held on April 16, 2021 to approve the settlement. Despite the parties' desire to settle the matter, there is no assurance that the settlement will be approved by the Delaware Court of Chancery. The Company does not expect the proposed settlement to be material to the Company. As of December 26, 2020, the Company had accrued $0.5 million related to this case, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

Class-Action Litigation

Rene Labrado v. JTH Tax, Inc. On July 3, 2018, a class action complaint was filed in the Superior Court of California, County of Los Angeles by a former employee for herself and on behalf of all other “similarly situated” persons. The Complaint alleges, among other things, that the Company allegedly violated various provisions of the California Labor Code, including: unpaid overtime, unpaid meal period premiums, unpaid rest premiums, unpaid minimum wages, final wages not timely paid, wages not timely paid, non-compliant wage statements, failure to keep pay records, unreimbursed business expenses and violation of California Business and Profession Code Section 17200. The Complaint seeks actual, consequential and incidental losses and damages, injunctive relief and other damages. The Company highly disputes the allegations set forth in the Complaint and filed a motion to dismiss. On May 29, 2019, the Court denied the Company’s motion to dismiss, but granted the Company leave to file a motion to strike. The Company filed a motion to strike and on August 20, 2019, the Court granted in part and denied in part the Company’s motion. The Court provided the Company with twenty days to file its answer to the Complaint and lifted the discovery stay. Discovery in this matter is ongoing and the parties have agreed to participate in a mediation currently scheduled to take place in May 2021.

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

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

As previously disclosed, the Company expects that the increased costs to enhance its compliance program could exceed $1.0 million per year over several years.

Other Matters

Convergent Mobile, Inc. v. JTH Tax, Inc. On August 26, 2019, Convergent Mobile, Inc. (“Convergent”) filed a complaint in the Superior Court of the State of California, County of Sonoma, against the Company (the "California Complaint"). The California Complaint alleges that the Company breached a contract between it and Convergent, and Convergent has asserted counts for breach of contract, promissory estoppel, and breach of the covenant of good faith and fair dealing. The California Complaint generally seeks damages according to proof, special damages according to proof, interest, attorneys’ fees and cost. The Company removed the matter to the federal district court for the Northern District of California and filed a motion to dismiss and motion to strike. On January 16, 2020, the Court vacated the previously scheduled hearing on Company’s motion to dismiss and motion to strike and stated a written opinion would be forthcoming. On April 22, 2020, the Court granted in part and denied in part the Company's motion to dismiss. The Court denied the Company's motion to strike. The Company filed its answer and a counterclaim against Convergent. On December 3, 2020 the court entered a Case Management Order whereby the Court set a tentative trial date to start on either March 15, 2021 or March 29, 2021 and a pre-trial conference scheduled for either February 26, 2021 or March 12, 2021. The Company also filed a motion for partial summary judgment in December of 2020. The Court held oral arguments on that motion on January 19, 2021, which remains pending before the Court. The Company disputes these claims and intends to defend the matter vigorously.

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

(16) Segments

The Company's operations are conducted in four reporting business segments: Vitamin Shoppe, American Freight, Liberty Tax, and Buddy's. The Company defines its segments as those operations which results its chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources. The results of operations of Buddy's are included in the Company's results of operations beginning on July 10, 2019, the results of operations of Vitamin Shoppe are included in the Company's results of operations beginning on December 16, 2019, while the results of operations of American Freight are included in the Company's results of operations beginning on February 14, 2020. The results of operations of the Sears Outlet business are included in the Company's results of operations beginning on October 23, 2019 and are included in the results of operations of the American Freight segment. Prior to July 10, 2019, the Company operated as a single reportable segment that was comprised of Liberty Tax.

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

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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

Total revenues by segment are as follows:

	Twelve Months Ended	Transition Period From 5/1/2019 -	Twelve Months Ended
(In thousands)	12/26/2020	12/28/2019	4/30/2019	4/30/2018
Total revenue:
Vitamin Shoppe	$1,035,964	$30,574	$—	$—
American Freight	896,431	68,230	—	—
Liberty Tax	122,777	14,984	132,546	174,872
Buddy's	97,332	35,722	—	—
Consolidated total revenue	$2,152,504	$149,510	$132,546	$174,872

Depreciation, amortization, and impairment charges by segment are as follows:

	Twelve Months Ended	Transition Period From 5/1/2019 -	Twelve Months Ended
(In thousands)	12/26/2020	12/28/2019	4/30/2019	4/30/2018
Depreciation, amortization, and impairment charges:
Vitamin Shoppe	$40,289	$986	$—	$—
American Freight	6,202	549	—	—
Liberty Tax	10,391	28,501	14,084	14,416
Buddy's	5,661	2,365	—	—
Consolidated depreciation, amortization, and impairment charges:	$62,543	$32,401	$14,084	$14,416

Operating income (loss) by segment are as follows:

	Twelve Months Ended	Transition Period From 5/1/2019 -	Twelve Months Ended
(In thousands)	12/26/2020	12/28/2019	4/30/2019	4/30/2018
Income (loss) from operations:
Vitamin Shoppe	$5,371	$(13,509)	$—	$—
American Freight	40,348	(18,539)	—	—
Liberty Tax	23,611	(69,590)	(859)	7,599
Buddy's	20,364	3,172	—	—
Total Segments	89,694	(98,466)	(859)	7,599
Corporate	(13,572)	(7,133)	—	—
Consolidated income (loss) from operations	$76,122	$(105,599)	$(859)	$7,599

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Total assets by segment are as follows:

(In thousands)	12/26/2020	12/28/2019
Total assets:
Vitamin Shoppe	$607,148	$679,646
American Freight	801,731	267,176
Liberty Tax	90,565	123,576
Buddy's	137,698	188,941
Total Segments	1,637,142	1,259,339
Corporate	200,519	39,206
Consolidated total assets	$1,837,661	$1,298,545

Goodwill by segment is as follows:

(In thousands)	12/26/2020	12/28/2019
Goodwill:
Vitamin Shoppe	$1,277	$4,951
American Freight	367,882	31,028
Liberty Tax	8,719	9,780
Buddy's	79,099	88,542
Consolidated goodwill	$456,977	$134,301

(17) Subsequent Events

On December 27, 2020, the Company completed the acquisition of FFO, a regional retailer of furniture and mattresses, for an all cash purchase price of $13.8 million. The Company acquired 31 operating locations which will be rebranded to its American Freight segment in the first quarter of 2021.

On January 15, 2021, the Company completed a public offering of 3.3 million shares of its Series A Preferred Stock with net cash proceeds to the Company of approximately $79.7 million, after deducting underwriting discounts, an advisory fee and estimated offering expenses totaling approximately $3.2 million.

On January 25, 2021, the Company entered into a definitive agreement to acquire Pet Supplies Plus (“PSP”), a leading omnichannel retail chain and franchisor of pet supplies and services, in an all cash transaction valued at approximately $700.0 million from affiliates of Sentinel Capital Partners. Additionally, the Company estimates that the net present value of the tax benefits related to the PSP acquisition are expected to be approximately $100.0 million. In connection with the signing of the definitive agreement, the Company entered into commitments with its lenders for $1,300.0 million in new term loan credit facilities to refinance its existing term loan and provide PSP acquisition financing. This includes commitments from B. Riley for up to $300.0 million in unsecured financing. The transaction closed on March 10, 2021. Preliminary purchase price information is not available at this time due to the closing being on the same date as this filing.

On February 21, 2021, the Company entered into a definitive agreement with NextPoint Acquisition Corp., a special purpose acquisition corporation incorporated under the laws of the Province of British Columbia ("Purchaser") to sell its Liberty Tax segment for a total preliminary purchase price of $243.0 million, consisting of approximately $182.0 million in cash and an equity interest in the Purchaser worth an estimated $61.0 million at the time of signing. In connection with the transaction, the Company expects to enter into a transition service agreement with the Purchaser, pursuant to which each party will provide certain transition services to each other. The Company expects the transaction to close in the second quarter of 2021.

On March 2, 2021, The Company's Board of Directors declared quarterly dividends of $0.375 per share of common stock and $0.46875 per share of Series A Preferred Stock. The dividends will be paid in cash on or about April 15, 2021 to holders of record of the Company's common stock and Series A Preferred Stock on the close of business on March 31, 2021.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

The Company's management, with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 26, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 26, 2020, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure..

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended December 26, 2020 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 26, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on the criteria set forth in the Internal Control-Integrated Framework, management concluded that, as of December 26, 2020, the Company maintained effective internal control over financial reporting. Deloitte and Touche LLP, the Company's independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued their attestation report on the Company's internal control over financial reporting, which is included herein.

Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Executive Officers, and Corporate Governance.
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for its 2021 Annual Meeting of Stockholders.

Item 11.    Executive Compensation.
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for its 2021 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for its 2021 Annual Meeting of Stockholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for its 2021 Annual Meeting of Stockholders.

Item 14.    Principal Accounting Fees and Services.
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for its 2021 Annual Meeting of Stockholders.

PART IV
Item 15.    Exhibits, Financial Statement Schedules.
(a)Financial Statements.
The following financial statements of the Company are included in Item 8 of this Annual Report:
Audited Financial Statements for the Year Ended December 26, 2020, Transition Period, and Years Ended April 30, 2019 and April 30, 2018

Page
Reports of Independent Registered Public Accounting Firms	43
Consolidated Balance Sheets as of December 26, 2020 and December 28, 2019	47
Consolidated Statements of Operations for the Year Ended December 26, 2020, Transition Period Ended December 28, 2019, December 29, 2018 (Unaudited), and Years Ended April 30, 2019 and April 30, 2018	48
Consolidated Statements of Comprehensive Income (Loss) for the Year Ended December 26, 2020, Transition Period Ended December 28, 2019, December 29, 2018 (Unaudited), and Years Ended April 30, 2019 and April 30, 2018	49
Consolidated Statements of Stockholders' Equity for the Year Ended December 26, 2020, Transition Period Ended December 28, 2019, and Years Ended April 30, 2019 and April 30, 2018	50
Consolidated Statements of Cash Flows for the Year Ended December 26, 2020, Transition Period Ended December 28, 2019, December 29, 2018 (Unaudited), and Years Ended April 30, 2019 and April 30, 2018	54
Notes to Consolidated Financial Statements	56

(b)Exhibits.

Exhibit Number	Exhibit Description
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

2.6
Equity Purchase Agreement, dated as of January 23, 2021, by and among Franchise Group Newco PSP, LLC, PSP Holdings, LLC, Sentinel Capital Partners VI-A, L.P., Sentinel PSP Blocker, Inc., PSP Midco, LLC, PSP Intermediate, LLC, Sentinel Capital Partners, L.L.C., solely for purposes of agreeing to the covenants set forth in Section 6.8 and Section 6.9 thereof, effective as of immediately prior to the Closing (as defined therein), a newly formed Delaware limited liability company to be named PSP Midco Holdings, LLC, and Franchise Group, Inc., solely for purposes of agreeing to the covenants set forth in Section 10.19 thereof (incorporated by reference to Exhibit 2.1, File No. 001-35588 filed on January 28, 2021).

3.1	Second Amended and Restated Certificate of Incorporation of Liberty Tax, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K, File No. 001-35588 filed on December 19, 2018).
3.1.1
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

3.1.4
Certificate of Designation designating the 7.50% Series A Cumulative Perpetual Preferred Stock of Franchise Group, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K, File No. 001-35588 filed September 18, 2020).

Exhibit Number	Exhibit Description
3.1.5
Certificate of Increase of the Number of Shares of 7.50% Series A Cumulative Perpetual Preferred Stock of Franchise Group, Inc., filed with the Secretary of State of the State of Delaware on January 15, 2021 Certificate of Increase of the Number of Shares of Voting Non-Economic Preferred Stock of Franchise Group, Inc., filed with the Secretary of State of the State of Delaware on September 30, 2019 (incorporated by reference to Exhibit 3.1 to Form 8-K, File No. 001-35588 filed on January 15, 2021).

3.2	Second Amended and Restated Bylaws of Liberty Tax, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K, File No. 001-35588 filed on July 15, 2014).
4.1	Form of Indenture with respect to Senior Debt Securities (incorporated by reference to Exhibit 4.2 to Form S-3, File No. 333-199579 filed on October 23, 2014).
4.2	Form of Indenture with respect to Subordinated Debt Securities (incorporated by reference to Exhibit 4.4 to Form S-3, File No. 333-199579 filed on October 23, 2014).
4.3*	Description of the Company’s Common Stock
10.1#	JTH Holding, Inc. 2011 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to Form S-1, File No. 333-176655 filed on February 3, 2012).
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

10.4
Credit Agreement dated as of May 16, 2019 among Liberty Tax, Inc. Citizen Bank, N.A. and other parties (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on May 16, 2019).

10.4.1
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

10.4.2
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

10.4.3
Sixth Amendment to Credit Agreement, dated as of February 14, 2020, by and among Franchise Group Intermediate L 2, LLC, the other Loan Parties thereto, the Lenders party thereto and CIBC Bank USA, as Administrative Agent (incorporated by reference to Exhibit 10.5, File No. 001-35588 filed on February 18, 2020).

10.5
Pledge and Security Agreement dated as of May 16, 2019 among Liberty Tax Inc., certain of Liberty Tax Inc's direct and indirect subsidiaries, Citizen Bank, N.A. and other parties (incorporated by reference to Exhibit 10.2 to Form 8-K, File No. 001-35588 filed on May 16, 2019).

10.6
Guarantee Agreement dated as of May 16, 2019 among Liberty Tax, Inc. certain of Liberty Tax Inc's direct and indirect subsidiaries, Citizen Bank, N.A. and other parties (incorporated by reference to Exhibit 10.3 to Form 8-K, File No. 001-35588 filed on May 16, 2019).

10.7
Subordinated Delayed Draw Note dated as of May 16, 2019 given by Liberty Tax, Inc in favor or Vintage Capital Management, LLC (incorporated by reference to Exhibit 10.4 to Form 8-K, File No. 001-35588 filed on May 16, 2019).

10.8
Credit Agreement dated as of July 10, 2019, among Buddy’s Newco, LLC and Buddy’s Franchising and Licensing LLC, each as borrowers, Franchise Group Intermediate B, LLC, various lenders from time to time party thereto, and Kayne Solutions Fund, L.P., as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.8 to Form 8-K, File No. 001-35588 filed on July 11, 2019).

10.8.1
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

Exhibit Number	Exhibit Description
10.8.2
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

10.9
Security Agreement dated as of July 10, 2019, among Buddy’s Newco, LLC, Buddy’s Franchising and Licensing LLC and Franchise Group Intermediate B, LLC, as grantors, and Kayne Solutions Fund, L.P., as collateral agent (incorporated by reference to Exhibit 10.9 to Form 8-K, File No. 001-35588 filed on July 11, 2019).

10.10
Closing Subscription Agreement dated as of July 10, 2019, among Liberty Tax, Inc., and Tributum, L.P. (incorporated by reference to Exhibit 10.10 to Form 8-K, File No. 001-35588 filed on July 11, 2019).

10.11
Post-Closing Subscription Agreement dated as of July 10, 2019, among Liberty Tax, Inc., and Tributum, L.P. (incorporated by reference to Exhibit 10.11 to Form 8-K, File No. 001-35588 filed on July 11, 2019).

10.12
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

10.12.1
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

10.13
Registration Rights Agreement dated as of July 10, 2019, among Liberty Tax, Inc., Tributum, L.P., the Brian DeGustino Revocable Trust, the Amy DeGustino Revocable Trust, Samjor Family LP, Vintage RTO, L.P., Martin Meyer and Fengfeng Ren, David O’Neil and Jeffrey D. Miller (incorporated by reference to Exhibit 10.2 to Form 8-K, File No. 001-35588 filed on July 11, 2019).

10.13.1
Amendment No. 1 to Registration Rights Agreement, dated as of September 30, 2019, among Franchise Group, Inc., Tributum, L.P., Samjor Family LP, Vintage RTO, L.P., Vintage Capital Management, LLC and Vintage Tributum, LP (incorporated by reference to Exhibit 10.2 to Form 8-K, File No. 001-35588 filed on October 1, 2019).

10.13.2
Amendment No. 2 to Registration Rights Agreement, dated as of October 23, 2019, by and among Franchise Group, Inc., Tributum, L.P., Samjor Family LP, Vintage RTO, L.P., Vintage Capital Management, LLC and Vintage Tributum, LP (incorporated by reference to Exhibit 10.7 to Form 8-K, File No. 001-35588 filed on October 23, 2019).

10.13.3	Amendment No. 3 to Registration Rights Agreement dated as of December 16, 2019 (incorporated by reference to Exhibit 10.4 to Form 8-K, File No. 001-35588 filed on December 17, 2019).
10.13.4
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

10.14
Income Tax Receivable Agreement dated as of July 10, 2019, among Liberty Tax, Inc., Vintage RTO, L.P., Samjor Family LP, the Brian DeGustino Revocable Trust, the Amy DeGustino Revocable Trust, Martin Meyer, Fengfeng Ren, David O’Neil and Jeffrey D. Miller (incorporated by reference to Exhibit 10.6 to Form 8-K, File No. 001-35588 filed on July 11, 2019).

10.15#
Executive Employment and Severance Agreement between Brian Kahn and Franchise Group, Inc., dated October 2, 2019 (incorporated by reference to Exhibit 10.3 to Form 8-K, File No. 001-35588 filed on October 4, 2019).

10.16#
Executive Employment and Severance Agreement between Eric Seeton and Franchise Group, Inc., dated October 2, 2019 (incorporated by reference to Exhibit 10.4 to Form 8-K, File No. 001-35588 filed on October 4, 2019).

10.17#
Executive Employment and Severance Agreement between Andrew Laurence and Franchise Group, Inc., dated October 2, 2019 (incorporated by reference to Exhibit 10.5 to Form 8-K, File No. 001-35588 filed on October 4, 2019).

10.18#
Executive Employment and Severance Agreement between Andrew Kaminsky and Franchise Group, Inc., dated October 2, 2019 (incorporated by reference to Exhibit 10.6 to Form 8-K, File No. 001-35588 filed on October 4, 2019).

Exhibit Number	Exhibit Description
10.19
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

10.20
Security Agreement, dated as of October 23, 2019, by and among Franchise Group Intermediate S, LLC, Franchise Group Newco S, LLC, each of its subsidiaries named therein and Guggenheim Credit Services, LLC (incorporated by reference to Exhibit 10.2 to Form 8-K, File No. 001-35588 filed on October 23, 2019).

10.21
Parent Guaranty and Collateral Agreement, dated as of October 23, 2019, among Franchise Group Intermediate Holdco, LLC, Franchise Group New Holdco, LLC, Franchise Group Intermediate L, LLC and Guggenheim Credit Services, LLC (incorporated by reference to Exhibit 10.3 to Form 8-K, File No. 001-35588 filed on October 23, 2019).

10.22
Subscription Agreement, dated as of October 23, 2019, by and between Franchise Group, Inc. and Stefac LP (incorporated by reference to Exhibit 10.4 to Form 8-K, File No. 001-35588 filed on October 23, 2019).

10.23
Subscription Agreement, dated as of October 23, 2019, by and between Franchise Group, Inc. and B. Riley FBR, Inc. (incorporated by reference to Exhibit 10.5 to Form 8-K, File No. 001-35588 filed on October 23, 2019).

10.24
Subscription Agreement, dated as of October 23, 2019, by and between Franchise Group, Inc. and Brian R. Kahn and Lauren Kahn, as tenants by the entirety (incorporated by reference to Exhibit 10.6 to Form 8-K, File No. 001-35588 filed on October 23, 2019).

10.25#	Franchise Group, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on December 5, 2019).
10.26#	Form of Franchise Group, Inc. 2019 Omnibus Incentive Plan Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K, File No. 001-35588 filed on December 5, 2019).
10.27#	Form of Franchise Group, Inc. 2019 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K, File No. 001-35588 filed on December 5, 2019).
10.28#
Form of Franchise Group, Inc. 2019 Omnibus Incentive Plan Performance Restricted Stock Unit Award Memorandum and Agreement (incorporated by reference to Exhibit 10.4 to Form 8-K, File No. 001-35588 filed on December 5, 2019).

10.29
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

10.29.1
Amendment Number One to Loan and Security Agreement, dated as of May 22, 2020, by and among Vitamin Shoppe Industries LLC and each of its subsidiaries named therein, as borrowers, Valor Acquisition, LLC, as a guarantor, the lenders named therein and GACP Finance Co., LLC, as agent (incorporated by reference to Exhibit 10.2 to Form 8-K, File No. 001-35588 filed on May 29, 2020).

10.30
Intercreditor Agreement dated as of December 16, 2019, by and between Lender, Borrowers, Guarantor, Agent, and GACP Finance Co., LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.2 to Form 8-K, File No. 001-35588 filed on December 17, 2019).

10.31
Second Amended and Restated Loan and Security Agreement dated as of December 16, 2019, by and between Lenders, Borrowers, Guarantor, and Agent (incorporated by reference to Exhibit 10.3 to Form 8-K, File No. 001-35588 filed on December 17, 2019).

10.31.1
Amendment Number One to Second Amended and Restated Loan and Security Agreement, dated as of May 22, 2020, by and among Vitamin Shoppe Industries LLC and each of its subsidiaries named therein, as borrowers, Valor Acquisition, LLC, as a guarantor, and JPMorgan Chase Bank, N.A., as agent and a lender (incorporated by reference to Exhibit 10.2 to Form 8-K, File No. 001-35588 filed on May 29, 2020).

10.31.2*	Amendment Number Two and Limited Waiver to Second Amended and Restated Loan and Security Agreement dated as of August 25, 2020, by and between Lenders, Borrowers, Guarantor, and Agent
10.32	Forms of Subscription Agreement (incorporated by reference to Exhibit 10.4 to Form 8-K, File No. 001-35588 filed on December 17, 2019).
10.33
Equity Commitment Letter dated as of August 7, 2019, by and between Liberty Tax, Inc. and Tributum, L.P. (incorporated by reference to Exhibit 4.11 to Form S-3, File No. 333-236211 filed on January 31, 2020).

Exhibit Number	Exhibit Description
10.33.1	Amendment to Equity Commitment Letter dated as of December 16, 2019 (incorporated by reference to Exhibit 10.3 to Form 8-K, File No. 001-35588 filed on December 17, 2019).
10.34
Subscription Agreement, dated as of January 3, 2020, by and between Franchise Group, Inc. and Stefac LP (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on January 6, 2020).

10.35	Forms of Subscription Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on February 12, 2020).
10.36
Credit Agreement, dated as of February 14, 2020, by and among Franchise Group New Holdco, LLC, Franchise Group Intermediate Holdco, LLC, each of its subsidiaries named therein, the lenders named therein, GACP Finance Co., LLC, as administrative agent, and Kayne Solutions Fund, L.P., as collateral agent (incorporated by reference to Exhibit 10.1, File No. 001-35588 filed on February 18, 2020).

10.36.1
Limited Waiver, Joinder and Amendment Number Two to Credit Agreement, dated as of May 1, 2020, by and among Franchise Group New Holdco, LLC, Franchise Group Intermediate Holdco, LLC, each of its subsidiaries named therein, the lenders named therein, GACP Finance Co., LLC, as administrative agent, and Kayne Solutions Fund, L.P., as collateral agent (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on May 7, 2020).

10.36.2
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

10.36.3
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

10.37
Security Agreement, dated as of February 14, 2020, by and among Franchise Group New Holdco, LLC, Franchise Group Intermediate Holdco, LLC, each of its subsidiaries named therein and Kayne Solutions Fund, L.P., as collateral agent (incorporated by reference to Exhibit 10.2, File No. 001-35588 filed on February 18, 2020).

10.38
ABL Credit Agreement, dated as of February 14, 2020, by and among Franchise Group New Holdco, LLC, Franchise Group Intermediate Holdco, LLC, each of its subsidiaries named therein, the lenders named therein, and GACP Finance Co., LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3, File No. 001-35588 filed on February 18, 2020).

10.38.1
Joinder and Amendment Number Three to ABL Credit Agreement, dated as of May 1, 2020, by and among Franchise Group New Holdco, LLC, Franchise Group Intermediate Holdco, LLC, each of its subsidiaries named therein, the lenders named therein, and GACP Finance Co., LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to Form 8-K, File No. 001-35588 filed on May 7, 2020).

10.39
Security Agreement, dated as of February 14, 2020, by and among by and among Franchise Group New Holdco, LLC, Franchise Group Intermediate Holdco, LLC, each of its subsidiaries named therein and GACP Finance Co., LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.4 File No. 001-35588 filed on February 18, 2020).

10.40
Subscription Agreement, dated as of February 14, 2020, by and between Franchise Group, Inc. and Kayne FRG Holdings, L.P. (incorporated by reference to Exhibit 10.6, File No. 001-35588 filed on February 18, 2020).

10.41
Registration Rights Agreement, dated as of February 14, 2020, by and between Franchise Group, Inc. and Kayne FRG Holdings, L.P. (incorporated by reference to Exhibit 10.7, File No. 001-35588 filed on February 18, 2020).

10.42
Second Amended and Restated Limited Liability Company Agreement of Franchise Group New Holdco, LLC dated as of April 1, 2020, between Franchise Group New Holdco, Inc., as the company, and Franchise Group, Inc. (incorporated by reference to Exhibit 10.18.2 to Form 10-K/T, File No. 001-35588 filed on April 24, 2020).

10.43
Underwriting Agreement, dated June 25, 2020, by and between Franchise Group, Inc. and B. Riley FBR, Inc., as representative of the several underwriters (incorporated by reference to Exhibit 1.1 to Form 8-K, File No. 001-35588 filed June 30, 2020).

10.43.1
Amendment Number One, dated as of July 25, 2020, to Underwriting Agreement, dated June 25, 2020, by and between Franchise Group, Inc. and B. Riley FBR, Inc., as representative of the several underwriters (incorporated by reference to Exhibit 1.1 to Form 8-K, File No. 001-35588 filed July 30, 2020).

Exhibit Number	Exhibit Description
10.44
Senior Secured Super Priority Debtor-In-Possession Delayed Draw Term Loan Agreement, dated as of July 10, 2020, by and among Franchise Group, Inc., Tuesday Morning Corporation, Tuesday Morning, Inc. and each of the subsidiaries of Tuesday Morning Corporation and Tuesday Morning, Inc. named therein (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed July 10, 2020).

10.45
Underwriting Agreement, dated as of September 15, 2020, by and between the Company and B. Riley Securities, Inc., as representative of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to Form 8-K, File No. 001-35588 filed September 18, 2020).

10.46
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

10.47
ABL Security Agreement, dated as of September 23, 2020, by and among by and among Franchise Group New Holdco, LLC, Franchise Group Intermediate Holdco, LLC, each of their direct and indirect subsidiaries named therein and Citizens Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.4 to Form 8-K, File No. 001-35588 filed September 28, 2020).

10.48
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

10.49
Underwriting Agreement, dated as of January 11, 2021, by and between the Company and B. Riley Securities, Inc., as representative of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to Form 8-K, File No. 001-35588 filed January 15, 2021).

10.50#*	Executive Employment and Severance Agreement between Todd Evans and Franchise Group, Inc., dated August 1, 2020.
10.50.1#*	Amendment to Executive Employment and Severance Agreement between Todd Evans and Franchise Group, Inc., dated March 8, 2021.
21.1*	Subsidiaries of Franchise Group, Inc.
23.1*	Consent of Deloitte & Touche LLP
23.2*	Consent of Cherry Bekaert LLP
24.1*	Power of Attorney (included on signature page)
31.1**	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101	The following materials from the Registrant's Annual Report on Form 10-K for the year ended December 26, 2020, are formatted in XBRL (eXtensible Business Reporting Language):(i) Consolidated Balance Sheets as of December 26, 2020 and December 28, 2019, (ii) Consolidated Statements of Operations for the year ended December 26, 2020, Transition Period ended December 28, 2019, and years ended April 30, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the year ended December 26, 2020, Transition Period ended December 28, 2019, and years ended April 30, 2019 and 2018, (iv) Consolidated Statement of Stockholders' Equity for the year ended December 26, 2020, Transition Period ended December 28, 2019, and years ended April 30, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the year ended December 26, 2020, Transition Period ended December 28, 2019, and years ended April 30, 2019 and 2018, and (vi) Notes to Audited Consolidated Financial Statements.
*    Filed herewith.
**    Furnished herewith.
#    Indicates management contract or compensatory plan

Item 16.    Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANCHISE GROUP, INC. (Registrant)
Date: March 10, 2021	By:	/s/ BRIAN R. KAHN
Brian R. Kahn Chief Executive Officer and Director (Principal Executive Officer)
Date: March 10, 2021	By:	/s/ ERIC F. SEETON
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

Date: March 10, 2021	By:	/s/ BRIAN R. KAHN
Brian R. Kahn Chief Executive Officer and Director (Principal Executive Officer)
Date: March 10, 2021	By:	/s/ ERIC F. SEETON
Eric F. Seeton Chief Financial Officer (Principal Financial and Accounting Officer)
Date: March 10, 2021	By:	/s/ ANDREW M. LAURENCE
Andrew M. Laurence Executive Vice President and Chairman of the Board
Date: March 10, 2021	By:	/s/ MATTHEW AVRIL
Matthew Avril Director
Date: March 10, 2021	By:	/s/ PATRICK A. COZZA
Patrick A. Cozza Director

Date: March 10, 2021	By:	/s/ THOMAS HERSKOVITS
Thomas Herskovits Director
Date: March 10, 2021	By:	/s/ LAWRENCE MILLER
Lawrence Miller Director
Date: March 10, 2021	By:	/s/ G. WILLIAM MINNER, JR.
G. William Minner, Jr. Director