Form 10-Q
period 2021-03-27
Franchise Group, Inc.
filed 2021-05-06
CIK 1528930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 27, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the registrant's common stock, par value $0.01 value per share, as of May 3, 2021 was 40,167,102 shares.

FRANCHISE GROUP, INC. AND SUBSIDIARIES

Form 10-Q for the Quarterly Period Ended March 27, 2021

PART I. FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS (UNAUDITED)

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands, except share count and per share data)	March 27, 2021	December 26, 2020
Assets	(Unaudited)	(Unaudited)
Current assets:
Cash and cash equivalents	$164,858	$148,780
Current receivables, net	88,263	67,335
Inventories, net	447,811	302,307
Current assets held for sale	138,319	43,023
Other current assets	22,357	13,997
Total current assets	861,608	575,442
Property, equipment, and software, net	212,983	135,872
Non-current receivables, net	11,706	12,800
Goodwill	786,685	448,258
Intangible assets, net	314,413	109,892
Operating lease right-of-use assets	659,482	502,104
Non-current assets held for sale	—	55,116
Other non-current assets	15,060	8,428
Total assets	$2,861,937	$1,847,912
Liabilities and Stockholders' Equity
Current liabilities:
Current installments of long-term obligations	$12,014	$104,053
Current operating lease liabilities	155,949	127,032
Accounts payable and accrued expenses	338,450	252,389
Current liabilities held for sale	47,515	40,576
Other current liabilities	37,635	25,174
Total current liabilities	591,563	549,224
Long-term obligations, excluding current installments	1,243,132	466,944
Non-current operating lease liabilities	517,573	402,276
Non-current liabilities held for sale	—	8,779
Other non-current liabilities	46,209	35,522
Total liabilities	2,398,477	1,462,745

Stockholders' equity:
Common stock, $0.01 par value per share, 180,000,000 and 180,000,000 shares authorized, 40,157,102 and 40,092,260 shares issued and outstanding at March 27, 2021 and December 26, 2020, respectively	402	401
Preferred stock, $0.01 par value per share, 20,000,000 and 20,000,000 shares authorized, 4,541,125 and 1,250,000 shares issued and outstanding at March 27, 2021 and December 26, 2020, respectively	45	13
Additional paid-in capital	464,106	382,383
Accumulated other comprehensive loss, net of taxes	(1,112)	(1,399)
Retained earnings	19	3,769
Total equity attributable to Franchise Group, Inc.	463,460	385,167
Non-controlling interest	—	—
Total equity	463,460	385,167
Total liabilities and equity	$2,861,937	$1,847,912

See accompanying notes to condensed consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
(In thousands, except share count and per share data)	March 27, 2021	March 28, 2020
Revenues:
Product	$583,816	$473,505
Service and other	28,576	13,022
Rental	8,953	16,420
Total revenues	621,345	502,947
Operating expenses:
Cost of revenue:
Product	339,414	287,818
Service and other	405	756
Rental	3,005	5,942
Total cost of revenue	342,824	294,516
Selling, general, and administrative expenses	225,545	211,276
Total operating expenses	568,369	505,792
Income (loss) from operations	52,976	(2,845)
Other expense:
Other	(36,726)	(4,021)
Interest expense, net	(47,435)	(24,511)
(Loss) from continuing operations before income taxes	(31,185)	(31,377)
Income tax expense (benefit)	(2,851)	(55,921)
Income (loss) from continuing operations	(28,334)	24,544
Income from discontinued operations, net of tax	42,147	37,354
Net income	13,813	61,898
Less: Net (income) attributable to non-controlling interest	—	(2,359)
Net income attributable to Franchise Group, Inc.	$13,813	$59,539

Amounts attributable to Franchise Group, Inc.:
Net income (loss) from continuing operations	$(28,334)	$33,984
Net income from discontinued operations	42,147	25,555
Net income attributable to Franchise Group, Inc.	$13,813	$59,539

Basic earnings (loss) per share:
Continuing operations	$(0.76)	$1.45
Discontinued operations	1.05	1.09
Total basic earnings per share	$0.29	$2.54

Diluted earnings (loss) per share:
Continuing operations	$(0.76)	$1.43
Discontinued operations	1.05	1.08
Total diluted earnings per share	$0.29	$2.51

Weighted-average shares outstanding:
Basic	40,110,084	23,373,980
Diluted	40,110,084	23,693,035

See accompanying notes to condensed consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended
(In thousands)	March 27, 2021	March 28, 2020
Net income	$13,813	$61,898
Other comprehensive income (loss)
Unrealized (gain) loss on interest rate swap agreement, net of taxes of $13 and $(29), respectively	48	(73)
Foreign currency translation adjustment	223	(872)
Forward contracts related to foreign currency exchange rates	16	2
Other comprehensive income (loss)	287	(943)
Comprehensive income	14,100	60,955
Less: comprehensive (income) attributable to non-controlling interest	—	(2,184)
Comprehensive income attributable to Franchise Group, Inc.	$14,100	$58,771

 See accompanying notes to condensed consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Three Months Ended March 27, 2021
(In thousands)	Common stock shares	Common stock	Preferred stock shares	Preferred stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Total Franchise Group equity	Non-controlling interest	Total equity
Balance at December 26, 2020	40,092	$401	1,250	$13	$382,383	$(1,399)	$3,769	$385,167	$—	$385,167
Net income	—	—	—	—	—	—	13,813	13,813	—	13,813
Total other comprehensive income	—	—	—	—	—	287	—	287	—	287
Exercise of stock options	3	—	—	—	25	—	—	25	—	25
Stock-based compensation expense, net	62	1	—	—	2,189	—	—	2,190	—	2,190
Issuance of Series A Preferred Stock	—	—	3,291	32	79,509	—	—	79,541	—	79,541
Common dividend declared ($0.375 per share)	—	—	—	—	—	—	(15,434)	(15,434)	—	(15,434)
Preferred dividend declared (7.5% per share)	—	—	—	—	—	—	(2,129)	(2,129)	—	(2,129)
Balance at March 27, 2021	40,157	$402	4,541	$45	$464,106	$(1,112)	$19	$463,460	$—	$463,460

	Three Months Ended March 28, 2020
(In thousands)	Common stock shares	Common stock	Preferred stock shares	Preferred stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Total Franchise Group equity	Non-controlling interest	Total equity
Balance at December 28, 2019	18,250	$183	1,887	$19	$108,339	$(1,538)	$18,388	$125,391	$26,370	$151,761
Changes and distributions of non-controlling interest in New Holdco LLC	—	—	—	—	3,826	—	—	3,826		(2,358)
Net income	—	—	—	—	—	—	59,539	59,539	2,359	61,898
Total other comprehensive loss	—	—	—	—	—	(768)	—	(768)	(175)	(943)
Stock-based compensation, net	3	—	—	—	2,449	—	—	2,449	—	2,449
Issuance of common stock	7,462	75	—	—	123,019	—	—	123,094	—	123,094
Conversion of preferred to common stock	3,938	39	(788)	(8)	(279)	—	—	(248)	—	(248)
Dividend declared ($0.25 per share)	—	—	—	—	—	—	(6,633)	(6,633)	—	(6,633)
Adjustment	—	—	—	—	—	—	2,358	2,358	(2,358)	—
Balance at March 28, 2020	29,653	$297	1,099	$11	$237,354	$(2,306)	$73,652	$309,008	$20,012	$329,020

See accompanying notes to condensed consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
(In thousands)	March 27, 2021	March 28, 2020
Operating Activities
Net income	$13,813	$61,898
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	710	1,672
Depreciation, amortization and impairment charges	14,176	15,927
Amortization of deferred financing costs	30,973	11,744
Loss on disposal of fixed assets	(62)	—
Stock-based compensation expense - equity awards	2,550	2,485
(Gain) on bargain purchases and sales of Company-owned offices	(623)	(808)
Equity in loss of affiliate	—	88
Deferred tax expense	—	5,010
Prepayment penalty for early debt extinguishment	36,726	—
Change in
Accounts, notes, and interest receivable	(7,648)	(10,203)
Income taxes receivable	(1,032)	(51,857)
Other assets	(6,271)	(2,364)
Accounts payable and accrued expenses	8,718	41,921
Inventory	(20,454)	40,066
Deferred revenue	4,175	189
Net cash provided by operating activities	75,751	115,768
Investing Activities
Issuance of operating loans to franchisees and Area Developers ("ADs")	(17,058)	(28,212)
Payments received on operating loans to franchisees and ADs	21,644	47,800
Purchases of Company-owned offices, AD rights, and acquired customer lists	(132)	(2,251)
Proceeds from sale of Company-owned offices and AD rights	277	950
Acquisition of business, net of cash and restricted cash acquired	(463,753)	(357,263)
Purchases of property, equipment, and software	(11,535)	(6,184)
Net cash (used in) in investing activities	(470,557)	(345,160)
Financing Activities
Proceeds from the exercise of stock options	25	—
Dividends paid	(15,620)	(3,943)
Non-controlling interest distribution	—	(2,358)
Repayment of other long-term obligations	(769,791)	(370,503)
Borrowings under revolving credit facility	6,724	142,000
Repayments under revolving credit facility	(84,874)	(79,260)
Issuance of common stock	—	80,682
Issuance of preferred stock	79,541	—
Payment for debt issue costs and original issuance discounts	(50,764)	(14,408)
Prepayment penalty for early debt extinguishment	(36,726)	—
Issuance of debt	1,300,000	586,000
Cash paid for taxes on exercises/vesting of stock-based compensation	(361)	(36)
Net cash provided by financing activities	428,154	338,174
Effect of exchange rate changes on cash, net	56	(1,335)
Net increase in cash equivalents and restricted cash	33,404	107,447
Cash, cash equivalents and restricted cash at beginning of period	151,502	45,146
Cash, cash equivalents and restricted cash at end of period	$184,906	$152,593
Supplemental Cash Flow Disclosure
Cash paid for taxes, net of refunds	$65	$466
Cash paid for interest	$39,730	$15,332
Accrued capital expenditures	$3,019	$4,061
Deferred financing costs from issuance of common stock	$—	$31,013
Share issuance proceeds included in accounts receivable	$—	$11,385
Tax receivable agreement included in other long-term liabilities	$16,775	$7,449
See accompanying notes to condensed consolidated financial statements.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

(In thousands)	March 27, 2021	March 28, 2020
Cash and cash equivalents	$164,858	$144,306
Restricted cash included in other non-current assets	368	5,565
Cash and cash equivalents for discontinued operations	19,680	2,722
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$184,906	$152,593

Amounts included in other non-current assets represent those required to be set aside by a contractual agreement with an insurer for the payment of specific workers’ compensation claims.

FRANCHISE GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 27, 2021 and March 28, 2020

(1) Organization and Significant Accounting Policies

Description of Business

Franchise Group, Inc. (the "Company"), a Delaware corporation, is an owner and operator of franchised and franchisable businesses that continually looks to grow its portfolio of brands while utilizing its operating and capital allocation philosophies to generate strong cash flow for its stockholders. On February 14, 2020, the Company completed its acquisition of the American Freight Group, Inc. ("American Freight"). On February 21, 2021, the Company entered into an agreement to sell its' Liberty Tax business as described in "Note 3. Divestitures" and now accounts for Liberty Tax as a discontinued operation. On March 10, 2021, the Company completed its acquisition of PSP Midco, LLC ("Pet Supplies Plus") as described in “Note 2. Acquisitions.”

Segment Information

The Company currently operates in four reportable segments: Buddy’s, Vitamin Shoppe, American Freight and Pet Supplies Plus. The Buddy's segment is a specialty retailer of high quality, name-brand consumer electronics, residential furniture, appliances and household accessories through rent-to-own agreements. The Vitamin Shoppe segment is an omni-channel specialty retailer of vitamins, herbs, specialty supplements, sports nutrition and other health and wellness products. The American Freight segment is a retail chain offering in-store and online access to furniture, mattresses, new and out-of-box home appliances and home accessories at discount prices. The Pet Supplies Plus segment is a specialty retailer that offers a wide assortment of pet products (food, treats, hard good and other products) and services through Company-owned and franchised locations.

Principles of Consolidation

The Company consolidates any entities in which it has a controlling interest, the usual condition of which is ownership of a majority voting interest. Prior to April 1, 2020, the Company was the sole managing member of Franchise Group New Holdco LLC ("New Holdco") and possessed ownership of more than 50 percent of the outstanding voting units. As a result, the Company consolidated the financial results of New Holdco and reported a non-controlling interest that represented the interests of the New Holdco units not held by the Company. As of April 1, 2020, the Company redeemed all outstanding New Holdco units for shares of common stock of the Company and now has an 100% interest in New Holdco.

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

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information.  The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required only in annual financial statements. The consolidated balance sheet data as of December 26, 2020 was derived from the Company’s Annual Report on Form 10-K (the "2020 Annual Report"), filed with the U.S. Securities and Exchange Commission (the "SEC") on March 10, 2021.

In the opinion of management, all adjustments necessary for a fair presentation of such condensed consolidated financial statements in accordance with GAAP have been recorded.  These adjustments consisted only of normal recurring items. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its 2020 Annual Report.

Revenues have been classified into product, service and other and rental revenues as further discussed in "Note 6. Revenue." Costs of sales for product includes the cost of merchandise, transportation and warehousing costs. Service and other costs of sales include the direct costs of warranties. Rental cost of sales represents the amortization of inventory costs over the leased term. Other operating expenses, including employee costs, depreciation and amortization, and advertising expenses have been classified in selling, general and administrative expenses. The Company also includes occupancy costs in selling, general and administrative expenses.

Assets and liabilities of the Company's Canadian operations, which are included in discontinued operations, have been translated into U.S. dollars using the exchange rate in effect at the end of the period. Revenues and expenses have been translated using the average exchange rates in effect each month of the period. Foreign exchange transaction gains and losses are recognized when incurred.

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

Inventory for the American Freight segment is comprised mostly of finished goods and is valued at the lower of cost or market, with cost determined by the first-in, first out method.  The Company writes down inventory, the impact of which is reflected in cost of sales in the Consolidated Statements of Operations, if the cost of specific inventory items on hand exceeds the amount the Company expects to be realized from the ultimate sale or disposal of the inventory.  These estimates are based on management’s judgment regarding future demand and market conditions and analysis of historical experience. Inventory includes the purchase price of the inventory plus costs of freight for moving merchandise from vendors to distribution centers as well as from distribution centers to stores. A provision for estimated shrinkage is maintained based on the actual historical results of physical inventories. Estimates are compared to the actual results of the physical inventory counts as they are taken and adjusted accordingly.

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

Inventory for the Pet Supplies Plus segment is recorded at the lower of cost or market value using the weighted-average cost method. In addition, the cost of inventory is reduced by purchase discounts and other allowances received from vendors. A markdown reserve is estimated based on a variety of factors, including, but not limited to, the amount of inventory on hand and its remaining shelf life, current and expected market conditions and product expiration dates. In addition, the Company has established a reserve for estimated inventory shrinkage based on the actual, historical shrinkage of its most recent physical inventories adjusted, if necessary, for current economic conditions and business trends. Physical inventories and cycle counts are taken on a regular basis. These adjustments are estimates, which could vary significantly from actual results if future economic conditions, customer demand or competition differ from management expectations.

Goodwill and Non-amortizing Intangible Assets

Goodwill and non-amortizing intangible assets, including the Buddy's, Vitamin Shoppe, American Freight and Pet Supplies Plus tradenames, are not amortized, but rather tested for impairment at least annually. In addition, goodwill and non-amortizing intangible assets will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company performs a qualitative and/or quantitative assessment to determine whether it is more likely than not that each reporting unit's fair value is less than its carrying value, including goodwill. If the Company determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, the Company then estimates the fair value. The Company uses a combination of a market multiple method and a discounted cash flow method to estimate the fair value of its reporting units and recognizes goodwill impairment for any excess of the carrying amount of a reporting unit’s goodwill over its estimated fair value. The Company evaluates each of the Buddy's, Vitamin Shoppe, American Freight and Pet Supplies Plus tradenames for impairment by comparing its fair value, based on an income approach using the relief-from-royalty method, to its carrying value. If the carrying value of the asset exceeds its estimated fair value, an impairment loss is recognized in an amount equal to that excess. The Company's reporting units are determined in accordance with the provisions of Accounting Standards Codification (“ASC”) 350, “Intangibles - Goodwill and Other (Topic 350).” The Company performs its annual impairment testing of goodwill and non-amortizing intangible assets on the last day of the first month of the Company's third quarter. Refer to “Note 5. Goodwill and Intangible Assets” for additional information on these balances.

Intangible and Long-Lived Assets Impairment

Amortization of intangible assets is calculated using the straight-line method over the estimated useful lives of the assets, generally from two to 15 years. Long-lived assets, such as property, equipment, and software, and other purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. Recognition and measurement of a potential impairment is performed for these assets at the lowest level where cash flows are individually identifiable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary.

Revenue Recognition

The following is a description of the principal activities from which the Company generates its revenues. For more detailed information regarding reportable segments, see "Note 14. Segments."

•Product revenues: These include sales of merchandise at the stores, online and wholesale sales to franchisees. Revenue is measured based on the amount of fixed consideration that the Company expects to receive, reduced by estimates for variable consideration such as returns. Revenue also excludes any amounts collected from customers and remitted or payable to governmental authorities. In arrangements where the Company has multiple performance obligations, the transaction price is allocated to each performance obligation using the relative stand-alone selling price. The Company recognizes revenues from retail operations upon the transfer of control of goods to the customer. The Company satisfies its performance obligations at the point of sale for retail store transactions and upon delivery for online transactions and wholesale transactions. The Company recognizes revenue for retail store, online transactions and wholesale transactions when it transfers control of the goods to the customer. Merchandise sales also include payments received for the exercise of the early purchase option offered through rental-purchase agreements or merchandise sold through point of sale transactions. Revenue for merchandise sales associated with rental purchase agreements is recognized when payment is received, and ownership of the merchandise passes to the customer. The remaining net value of merchandise sold is recorded to cost of sales at the time of the transaction.

•Service and other revenues: These include royalties and advertising fees from franchisees, fees from the sales of franchises and area developer territories, financial products, interest income from loans to franchisees, services and extended-service plans and financing programs. Commissions earned on services are presented net of related costs because the Company is acting as an agent in arranging the services for the customer and does not control the services being rendered. The Company recognizes revenue on the commissions on extended-service plans when it transfers control of the related goods to the customer. The Company recognizes franchise fee revenue for the sales of individual territories on a straight-line basis over the initial contract term when the obligations of the Company to prepare the franchisee for operation are substantially complete, not to exceed the estimated amount of cash to be received. Royalties and advertising fees are recognized as franchise territories generate sales. Interest income on notes receivable is recognized based on the outstanding principal note balance less unrecognized revenue unless it is put on non-accrual status. Interest income on the unrecognized revenue portion of notes receivable is recognized when received. For accounts receivable, interest income is recognized based on the outstanding receivable balance over 30 days old, net of an allowance.

•Rental revenues: The Company provides merchandise, consisting of consumer electronics, computers, residential furniture, appliances, and household accessories to its customers pursuant to rental-purchase agreements which provide for weekly, semi-monthly or monthly non-refundable rental payments. The average rental term is twelve to eighteen months and the Company maintains ownership of the lease merchandise until all payment obligations are satisfied under sales and lease ownership agreements. Customers have the option to purchase the leased goods at any point in the lease term. Customers can terminate the agreement at the end of any rental term without penalty. Therefore, rental transactions are accounted for as operating leases and rental revenue is recognized over the rental term. Cash received prior to the beginning of the lease term is recorded as deferred revenue. Revenue related to various payment, reinstatement or late fees are recognized when paid by the customer. The Company offers additional product plans along with rental agreements that provide customers with liability protection against significant damage or loss of a product, and club membership benefits, including various discount programs, product services and replacement benefits in the event merchandise is damaged or lost. Customers renew product plans in conjunction with their rental term renewals and can cancel the plans at any time. Revenue for product plans is recognized over the term of the plan.

Leases

The Company's lease portfolio primarily consists of leases for its retail store locations and office space. The Company also leases certain office equipment under finance or operating leases. The finance lease right of use assets are included in Property, equipment and software and the finance lease liabilities are included in current installments of long-term obligations, and long-term obligations. The finance leases are immaterial to the financial statements. The Company subleases some of its real estate and equipment leases. The Company determines if an arrangement is a lease at inception by evaluating whether the arrangement conveys the right to use an identified asset and whether the Company obtains substantially all of the economic benefits from and has the ability to direct the use of the asset. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets; the Company recognizes expense for these leases on a straight-line basis over the lease term. For leases with an initial term in excess of 12 months, lease right-of-use assets and lease liabilities are recognized based on the present value of the future lease payments over the committed lease term at the lease commencement date. The Company’s leases do not provide an implicit rate; therefore, the Company uses its incremental borrowing rate and the information available at the lease commencement date in determining the present value of future lease payments. Most leases include one or more options to renew and the exercise of renewal options is at the Company’s sole discretion. The Company does not include renewal options in its determination of the lease term unless the renewals are deemed to be reasonably certain at lease commencement. Operating lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company uses the long-lived assets impairment guidance in ASC Subtopic 360-10, “Property, Plant, and Equipment - Overall,” to determine whether a right-of-use asset is impaired, and if so, the amount of the impairment loss to recognize.

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

Discontinued Operations

As previously disclosed, on February 21, 2021 the Company entered into a purchase agreement (the " Purchase Agreement") to sell its Liberty Tax business to NextPoint Acquisition Corp ("NextPoint"), a special purpose acquisition corporation incorporated under the laws of the Province of British Columbia. As a result of this agreement, the financial position and results of operations of the Liberty Tax segment are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. The accompanying Notes to the Condensed Consolidated Financial Statements and all prior year balances have been reclassified to conform to this presentation. Please refer to "Note 3. Divestitures" for additional information regarding discontinued operations.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which amends and simplifies the requirements for income taxes. The ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. The adoption did not result in a material impact to the Company's financial results or disclosures.

(2) Acquisitions

The assets acquired and liabilities assumed in the acquisitions below are recorded at fair value in accordance with ASC 805 - "Business Combinations." Goodwill is calculated as the excess of the purchase price over the fair value of the net assets acquired. The goodwill recognized is attributable to operational synergies in the expected franchise models and growth opportunities.

Pet Supplies Plus Acquisition

On March 10, 2021, the Company completed its acquisition of Pet Supplies Plus (the "Pet Supplies Plus Acquisition"). The preliminary fair value of the consideration transferred at the acquisition date was $452.4 million. As of March 27, 2021, $4.8 million of acquisition fees had been incurred that are recorded in selling, general and administrative expenses.

The table below summarizes the unaudited preliminary estimates of the fair values of the identifiable assets acquired and liabilities assumed in the Pet Supplies Plus Acquisition as of March 10, 2021. The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in an adjustment to the preliminary values presented below. The Company expects to complete the purchase price allocation as soon as reasonably possible but not to exceed one year from the Pet Supplies Plus Acquisition date.

(In thousands)	Preliminary 3/10/2021
Cash and cash equivalents	$2,131
Other current assets	41,214
Inventories, net	118,600
Property, equipment and software, net	75,607
Goodwill	335,134
Operating lease right-of-use assets	142,216
Other intangible assets, net	205,800
Other non-current assets	6,888
Total assets	927,590
Current operating lease liabilities	26,369
Accounts payable and accrued expenses	80,404
Other current liabilities	3,372
Current installments of long-term obligations	3,507
Long-term obligations, excluding current installments	247,458
Non-current operating lease liabilities	104,301
Other long-term liabilities	9,761
Total liabilities	475,172
Consideration transferred	$452,418

Other intangible assets, net consists of the Pet Supplies Plus trade name as an indefinite-lived intangible asset with a fair value of $104.4 million. The trade name is not subject to amortization but will be evaluated annually for impairment. Also included are franchise agreements of $67.1 million and customer relationships of $34.3 million.

Lease right-of-use assets and lease liabilities consists of leases for retail store locations, warehouses and office equipment. The operating lease right-of-use assets incorporates a favorable adjustment of $12.4 million, net for favorable and unfavorable Pet Supplies Plus real estate leases (as compared to prevailing market rates) which will be amortized over the remaining lease terms.

The property and equipment consists of fixtures and equipment of $37.0 million, leasehold improvements of $33.5 million, construction in progress of $3.5 million and financing leases of $1.7 million.

Other non-current assets includes $0.4 million of restricted cash.

Furniture Factory Outlet Acquisition

On December 27, 2020, the Company completed the acquisition of Furniture Factory Outlet ("FFO Home"), a regional retailer of furniture and mattresses, for an all cash purchase price of $13.8 million. The Company acquired 31 operating locations which were rebranded as American Freight stores and included into its American Freight segment. As of March 27, 2021, $0.1 million of acquisition fees had been incurred that are recorded in selling, general and administrative expenses.

(In thousands)	Preliminary 12/27/2020
Cash and cash equivalents	$6
Other current assets	96
Inventories, net	6,450
Property, equipment and software, net	2,934
Goodwill	3,293
Operating lease right-of-use assets	26,571
Total assets	39,350
Current operating lease liabilities	2,587
Other current liabilities	299
Non-current operating lease liabilities	22,624
Total liabilities	25,510
Consideration transferred	$13,840

Lease right-of-use assets and lease liabilities consists of leases for retail store locations. The lease right of use assets incorporates a favorable adjustment of $1.4 million, net for favorable and unfavorable FFO Home leases (as compared to prevailing market rates) which will be amortized over the remaining lease terms.

The property and equipment consists of leasehold improvements of $2.5 million and fixtures and equipment of $0.4 million.

American Freight Acquisition

On February 14, 2020, the Company completed its acquisition of American Freight (the "American Freight Acquisition") for an aggregate purchase price of $357.3 million. The Company accounted for the transaction as a business combination using the acquisition method of accounting. In the three months ended March 27, 2021, there were no changes in the fair value of identifiable assets acquired and liabilities assumed.

Pro forma financial information

The following unaudited consolidated pro forma summary has been prepared by adjusting the Company's historical data to give effect to the Pet Supplies Plus and American Freight Acquisition as if they had occurred on December 28, 2019.

	Pro forma (Unaudited)
	Three Months Ended
(In thousands)	March 27, 2021	March 28, 2020
Revenue	$891,415	$836,326
Net income	62,604	3,956
Basic net income per share	$1.56	$0.17
Diluted net income per share	$1.53	$0.17

The unaudited consolidated pro forma financial information was prepared in accordance with accounting standards and is not necessarily indicative of the results of operations that would have occurred if the Pet Supplies Plus and American Freight Acquisition had been completed on the date indicated, nor is it indicative of the future operating results of the Company.

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

(3) Divestitures

On February 21, 2021, the Company and NextPoint entered into the Purchase Agreement to sell its Liberty Tax business for a purchase price of at least $243 million. The purchase price consists of approximately $182 million in cash and at least 51,000 proportional voting shares of NextPoint, which are convertible into NextPoint common shares at a ratio of 100 common shares to one proportional voting share. In connection with the Purchase Agreement, the parties also agreed to enter into a transition services agreement pursuant to which both parties agreed to provide certain transition services to each other for a period not to exceed six months. The Company expects the sale to be completed in the second quarter of 2021.

The following is a summary of the major categories of assets and liabilities for the Liberty Tax business. The balances for all periods are included in assets and liabilities held for sale in the Condensed Consolidated Balance Sheet.

(In thousands)	March 27, 2021	December 26, 2020
Assets	(Unaudited)	(Unaudited)
Current assets:
Cash and cash equivalents	$19,680	$2,722
Current receivables, net	50,524	33,525
Other current assets	13,878	6,776
Total current assets	84,082	43,023
Property, equipment, and software, net	9,160	7,634
Non-current receivables, net	3,077	3,889
Goodwill	9,063	8,719
Intangible assets, net	23,129	24,804
Operating lease right-of-use assets	8,620	8,771
Other non-current assets	1,188	1,299
Total assets held for sale	$138,319	$98,139
Liabilities and Stockholders' Equity
Current liabilities:
Current installments of long-term obligations	$436	$1,335
Current operating lease liabilities	4,639	4,658
Accounts payable and accrued expenses	19,344	20,200
Other current liabilities	14,542	14,383
Total current liabilities	38,961	40,576
Long-term obligations, excluding current installments	1,670	1,711
Non-current operating lease liabilities	4,699	4,738
Other non-current liabilities	2,185	2,330
Total liabilities held for sale	$47,515	$49,355

The following is a Condensed Consolidated Statement of Operations for the Liberty Tax business. The amounts for all periods are included in "Income (loss) from discontinued operations, net of tax" in the Company's Condensed Consolidated Statements of Operations.

	Three Months Ended
(In thousands)	March 27, 2021	March 28, 2020
Revenue	$76,480	$89,618
Selling, general, and administrative expenses	34,061	40,937
Income from operations	42,419	48,681
Other expense:
Other	153	(35)
Interest expense, net	(11)	(1,240)
Income before income taxes	42,561	47,406
Income tax expense	414	10,052
Net Income	42,147	37,354
Less: Net (income) attributable to non-controlling interest	—	(11,799)
Net income attributable to discontinued operations	$42,147	$25,555

The following is the operating and investing activities for the Liberty Tax business. These amounts are included in the Company's Condensed Consolidated Statement of Cash Flows.

	Three Months Ended
(In thousands)	March 27, 2021	March 28, 2020
Cash flows provided by operating activities from discontinued operations	15,787	39,809
Cash flows provided by investing activities from discontinued operations	2,058	17,662

(4) Accounts and Notes Receivable

Current and non-current receivables as of March 27, 2021 and December 26, 2020 are presented in the condensed consolidated balance sheets as follows:

(In thousands)	March 27, 2021	December 26, 2020
Accounts receivable, net	$71,489	$38,444
Notes receivable	1,600	15,440
Interest receivable, net	—	84
Income tax receivable	15,505	13,649
Allowance for doubtful accounts	(331)	(282)
Current receivables, net	88,263	67,335
Notes receivable - non-current	11,706	12,800
Allowance for doubtful accounts - non-current	—	—
Non-current receivables, net	11,706	12,800
Total receivables	$99,969	$80,135

Notes receivable are due from the Company's franchisees and are collateralized by the underlying franchise. The debtors' ability to repay the notes is dependent upon both the performance of the franchisee's industry as a whole and the individual franchise areas.

(5) Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the three months ended March 27, 2021 are as follows:

(In thousands)	March 27, 2021
Balance at beginning of period	$448,258
Pet Supplies Plus Acquisition	335,134
FFO Acquisition	3,293
Balance at end of period	$786,685
Components of intangible assets as of March 27, 2021 and December 26, 2020 were as follows:

	March 27, 2021
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Tradenames (1)	$197,700	$—	$197,700
Customer contracts	43,080	(2,675)	40,405
Franchise agreements	77,600	(2,216)	75,384
Reacquired rights	1,478	(554)	924
Total intangible assets	$319,858	$(5,445)	$314,413

(1) Tradenames have an indefinite life and are tested for impairment on an annual basis.

	December 26, 2020
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Tradenames (1)	$93,300	$—	$93,300
Customer contracts	8,780	(2,158)	6,622
Franchise agreements	10,500	(1,546)	8,954
Reacquired rights	1,478	(462)	1,016
Total intangible assets	$114,058	$(4,166)	$109,892

(1) Tradenames have an indefinite life and are tested for impairment on an annual basis.

(6) Revenue

For details regarding the principal activities from which the Company generates its revenue, see "Note 1. Organization and Significant Accounting Policies" in this quarterly report. For more detailed information regarding reportable segments, see "Note 14. Segments" in this quarterly report.

The following represents the disaggregated revenue by reportable segments for the three months ended March 27, 2021:

	March 27, 2021
	Vitamin Shoppe	American Freight	Pet Supplies Plus	Buddy's
(In thousands)	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended
Retail sales	$294,739	$239,058	$31,365	$1,368
Wholesale sales	—	—	17,287	—
Total product revenue	294,739	239,058	48,652	1,368
Franchise fees	—	—	16	9
Royalties and advertising fees	—	—	1,130	3,879
Financial products	—	8,579	—	—
Agreement, club and damage waiver fees	—	—	—	1,806
Warranty revenue	—	6,397	—	—
Other revenues	—	4,483	1,511	765
Total service revenue	—	19,459	2,657	6,459
Rental revenue, net	—	—	—	8,953
Total rental revenue	—	—	—	8,953
Total revenue	$294,739	$258,517	$51,309	$16,780

The following represents the disaggregated revenue by reportable segments for the three months ended March 28, 2020:

	March 28, 2020
	Vitamin Shoppe	American Freight	Pet Supplies Plus	Buddy's
(In thousands)	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended
Retail sales	$275,888	$196,099	$—	$1,518
Total product revenue	275,888	196,099	—	1,518
Royalties and advertising fees	—	—	—	2,422
Financial products	—	605	—	—
Agreement, club and damage waiver fees	—	—	—	3,320
Warranty revenue	—	4,251	—	—
Other revenues	—	1,792	—	632
Total service revenue	—	6,648	—	6,374
Rental revenue, net	—	—	—	16,420
Total rental revenue	—	—	—	16,420
Total revenue	$275,888	$202,747	$—	$24,312

Contract Balances

The following table provides information about receivables and contract liabilities (deferred revenue) from contracts with customers as of March 27, 2021 and December 26, 2020:

(In thousands)	March 27, 2021	December 26, 2020
Accounts Receivable	$71,489	$38,444
Notes receivable	13,306	28,240
Deferred revenue	45,225	25,616

Significant changes in deferred revenue were as follows:

Three Months Ended
(In thousands)	March 27, 2021
Deferred revenue at beginning of period	$25,616
Revenue recognized during the period	(20,580)
Deferred revenue from acquisitions	10,714
New deferred revenue during the period	29,475
Deferred revenue at end of period	$45,225

Anticipated Future Recognition of Deferred Revenue

The following table reflects when deferred revenue is expected to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

(In thousands)	Fiscal Year
2021 (1)	$33,577
2022	1,470
2023	1,078
2024	442
2025	406
Thereafter	8,252
Total	$45,225

(1) Represents deferred revenue expected to be recognized for the remainder of fiscal 2021. The amount does not include deferred revenues recognized for the three months ended March 27, 2021.

(7) Long-Term Obligations

Long-term obligations at March 27, 2021 and December 26, 2020 were as follows:

(In thousands)	March 27, 2021	December 26, 2020
Revolving credit facilities	$—	$78,310
Term loan, net of debt issuance costs	1,250,788	491,837
Finance lease liabilities	4,358	850
Total long-term obligations	1,255,146	570,997
Less current installments	12,014	104,053
Total long-term obligations, excluding current installments, net	$1,243,132	$466,944

First Lien Credit Agreement and Term Loan

On March 10, 2021 (the “Closing Date”), the Company, through direct and indirect subsidiaries, entered into a First Lien Credit Agreement (the “First Lien Credit Agreement”) with various lenders that provides for a $1,000.0 million senior secured term loan (the “First Lien Term Loan”).

The Company’s obligations under the First Lien Credit Agreement are guaranteed by the Company and each of the Company’s other direct and indirect subsidiaries (other than certain excluded subsidiaries) pursuant to a First Lien Guarantee Agreement (the “First Lien Guarantee Agreement”) and are required to be guaranteed by each of the Company’s direct and indirect subsidiaries (other than certain excluded subsidiaries) that may be formed or acquired after the Closing Date. The obligations of the Company under the First Lien Credit Agreement are secured on a first priority basis by substantially all of the assets (other than the ABL Priority Collateral (as defined below)) of the Loan Parties (the “Term Priority Collateral”) and are secured on a second priority basis by credit card receivables, accounts receivable, deposit accounts, securities accounts, commodity accounts, inventory and goods (other than equipment) of the Company, in each case, subject to certain exceptions (the “ABL Priority Collateral”), pursuant to a First Lien Collateral Agreement (the “First Lien Collateral Agreement”) and are required to be secured by such assets of the Company (other than certain excluded subsidiaries) that may be formed or acquired after the Closing Date.

The proceeds of the First Lien Term Loan, together with the proceeds of the Second Lien Term Loan (as defined below) and certain cash on hand of the Company, were used to consummate the Pet Supplies Plus Acquisition and to pay fees and expenses for certain related transactions, including the entry into the ABL Agreement (as defined below). In addition to financing the Pet Supplies Plus Acquisitions and its related acquisition costs, a portion of the proceeds from the proceeds of the First Lien Term Loan, together with the proceeds of the Second Lien Term Loan (as defined below) were used to repay the Franchise Group New Holdco Credit Agreement, the Franchise Group New Holdco ABL Agreement and the Vitamin Shoppe ABL Agreement term loan for an outstanding amount of $527.4 million, $37.0 million and $43.1 million including accrued interest, respectively. The early repayment of the term loans resulted in additional interest expense of $29.3 million for the write-off of deferred financing costs and $36.7 million for a prepayment penalty. The prepayment penalty is recorded in the Other expense line of the consolidated statements of operations for the three months ended March 27, 2021.

The First Lien Term Loan will mature on March 10, 2026, unless the maturity is accelerated subject to the terms set forth in the First Lien Credit Agreement. The First Lien Term Loan will, at the option of the Company, bear interest at either (i) a rate per annum based on London Interbank Offered Rate ("LIBOR") for an interest period of one, two, three or six months, plus an interest rate margin of 4.75% (a "First Lien LIBOR Loan"), with a 0.75% LIBOR floor, or (ii) an alternate base rate determined as provided in the First Lien Credit Agreement, plus an interest rate margin of 3.75% (a "First Lien ABR Loan"), with an effective 1.75% alternate base rate floor. Interest on First Lien LIBOR Loans is payable in arrears at the end of each applicable interest period (and, with respect to an interest period of longer than three months, at three month intervals during such interest period), and interest on First Lien ABR Loans is payable in arrears on the last business day of each calendar quarter.

The Company is required to repay the First Lien Term Loan in equal quarterly installments of $2.5 million on the last day of each calendar quarter, commencing on June 30, 2021. The Company is required to prepay the First Lien Term Loan with 50% of consolidated excess cash flow on an annual basis, subject to certain exceptions and to leverage-based step-downs to 25% and 0%, and with 100% of the net cash proceeds of certain other customary events, including certain asset sales (but excluding sales of ABL Priority Collateral), including customary reinvestment rights and leverage based step-downs to 25% and 0%, in each case, subject to certain exceptions. Subject to certain exceptions, repayment of the First Lien Term Loan within six months after the Closing Date in connection with a refinancing to reduce the pricing with respect to the First Lien Term Loan are subject to a prepayment premium of 1.00%.

The First Lien Credit Agreement, the First Lien Collateral Agreement and the First Lien Guarantee Agreement collectively include customary affirmative, negative, and financial covenants binding on the Company, including delivery of financial statements and other reports. The negative covenants limit the ability of the Company to, among other things, incur debt, incur liens, make investments, sell assets, pay dividends and enter into transactions with affiliates. The financial covenants set forth in the First Lien Credit Agreement include a maximum total leverage ratio (net of certain cash) and a minimum fixed charge coverage ratio to be tested at the end of each fiscal quarter commencing with the first full fiscal quarter ending after the Closing Date. In addition, the First Lien Credit Agreement includes customary events of default, the occurrence of which may require the Company to pay an additional 2.00% interest on the First Lien Term Loan and/or may result in, among other consequences, acceleration of the payment obligations with respect to the First Lien Term Loan, calling on the guarantees, or exercise of remedies with respect to the collateral.

Second Lien Credit Agreement and Second Lien Term Loan

On the Closing Date, the Company, through direct and indirect subsidiaries, entered into a Second Lien Credit Agreement (the “Second Lien Credit Agreement”) with various lenders (the “Second Lien Lenders”, and together with the First Lien Lenders, the “Term Loan Lenders”). The Second Lien Credit Agreement provides for a $300.0 million senior secured term loan (the “Second Lien Term Loan”, and together with the First Lien Term Loan, the “Term Loans”), made by the Second Lien Lenders to the Company.

The Company's obligations under the Second Lien Credit Agreement are guaranteed by the Loan Parties pursuant to a Second Lien Guarantee Agreement (the “Second Lien Guarantee Agreement”) and are required to be guaranteed by each of the Company’s direct and indirect subsidiaries (other than certain excluded subsidiaries) that may be formed or acquired after the Closing Date. The obligations of the Company under the Second Lien Credit Agreement are secured on a second priority basis by the Term Priority Collateral and are secured on a third priority basis by the ABL Priority Collateral pursuant to a Second Lien Collateral Agreement (the “Second Lien Collateral Agreement”) and are required to be secured by such assets of each of the Company’s direct and indirect subsidiaries (other than certain excluded subsidiaries) that may be formed or acquired after the Closing Date.

The Second Lien Term Loan will mature on September 10, 2026, unless the maturity is accelerated subject to the terms set forth in the Second Lien Credit Agreement. The Second Lien Term Loan will, at the option of the Company, bear interest at either (i) a rate per annum based on LIBOR for an interest period of one, two, three or six months, plus an interest rate margin of 7.50% (a "Second Lien LIBOR Loan"), with a 1.00% LIBOR floor, or (ii) an alternate base rate determined as provided in the Second Lien Credit Agreement, plus an interest rate margin of 6.50% (a "Second Lien ABR Loan"), with an effective 2.00% alternate base rate floor. Interest on Second Lien LIBOR Loans is payable in arrears at the end of each applicable interest period (and, with respect to an interest period of longer than three months, at three month intervals during such interest period), and interest on Second Lien ABR Loans is payable in arrears on the last business day of each calendar quarter.

The Second Lien Term Loan is not subject to scheduled amortization. Solely to the extent the First Lien Term Loan and related obligations have been repaid in full, the Company is required to prepay the Second Lien Term Loan with 50% of consolidated excess cash flow on an annual basis, subject to certain exceptions and to leverage-based step-downs to 25% and 0%, and with 100% of the net cash proceeds of certain other customary events, including certain asset sales (but excluding sales of ABL Priority Collateral), including customary reinvestment rights and leverage-based step-downs to 25% and 0%, in each case, subject to certain exceptions. Subject to certain exceptions, repayments of the Second Lien Term Loan (i) within six months after the Closing Date in connection with a refinancing in full of the Second Lien Term Loan in connection with an acquisition or similar investment (an “Investment-Linked Refinancing Transaction”) are subject to a make-whole premium, (ii) within nine months after the Closing Date, other than in connection with an Investment-Linked Refinancing Transaction, are subject to a make-whole premium and (iii) solely to the extent clauses (i) and (ii) do not apply, a prepayment premium of 2.00%. The Company may also be required to pay LIBOR breakage and redeployment costs in certain limited circumstances.

Third Amended and Restated Loan and Security Agreement (ABL)

On the Closing Date, the Company, through direct and indirect subsidiaries, entered into a Third Amended and Restated Loan and Security Agreement (the “ABL Agreement”) with various lenders. The ABL Agreement provides for a senior secured revolving loan facility (the “ABL Revolver”) with aggregate commitments available to Company of the lesser of (i) $150.0 million and (ii) a specified borrowing base based on a percentage of the Company's eligible credit card receivables, accounts (subject to certain limitations) and inventory (subject to certain limitations), less certain reserves (the “Aggregate Borrowing Cap”). Furthermore, the ABL Agreement includes separate borrowing caps equal to (A) the lesser of (1) $100.0 million and (2) a specified borrowing base based on a percentage of the certain of the Company's subsidiaries eligible credit card receivables, accounts (subject to certain limitations) and inventory (subject to certain limitations), less certain reserves.

As of the Closing Date, the ABL Revolver was undrawn. The ABL Agreement amended and restated the existing Second Amended and Restated Loan and Security Agreement, dated as of December 16, 2019. The Company's obligations under the ABL Agreement are guaranteed pursuant to an Second Amended and Restated Guaranty Agreement (the “ABL Guaranty”), dated as of the Closing Date, which amended and restated the existing Amended and Restated Guaranty Agreement, dated as of December 16, 2019. The obligations of the Company under the ABL Agreement are secured by substantially all of the assets of the Company pursuant to the ABL Agreement and a Third Amended and Restated Pledge Agreement (the “ABL Pledge”). An Intercreditor Agreement (the “Intercreditor Agreement”), dated as of the Closing Date, sets forth (i) the relative priorities of the security interests granted with respect to the Term Loans and those granted with respect to the ABL Revolver (as defined below) and (ii) the relative priorities of the security interests granted with respect to the ABL Revolver and those granted with respect to the Term Loans. The security interest granted to the ABL Agent (for itself and the ABL Lenders) is: (A) senior than that granted to the Term Loan Agents (for itself and the Term Loan Lenders) with respect to the ABL Priority Collateral and (B) junior than that granted to the Term Loan Agents (for itself and the Term Loan Lenders) with respect to the Term Priority Collateral.

The ABL Revolver will mature on March 10, 2025, unless the maturity is accelerated subject to the terms set forth in the ABL Agreement. Borrowings under the ABL Revolver will, at the option of the Company, bear interest at either (i) a rate per annum based on LIBOR for an interest period of one, two, three or six months, plus an interest rate margin that ranges from 1.75% to 2.25%, (an "ABL LIBOR Loan"), with a 0.0% LIBOR floor, or (ii) an alternate base rate determined as provided in the ABL Agreement, plus an interest rate margin that ranges from 0.75% to 1.25%, (an "ABL ABR Loan"), with a 1.0% alternate base rate floor. Interest on ABL LIBOR Loans is payable in arrears at the end of each applicable interest period (and, with respect to a six-month interest period, three months after commencement of the interest period), and interest on ABL ABR Loans is payable in arrears on the first business day of each calendar quarter.

Subject to the Intercreditor Agreement, the Company is required to repay the excess amount of borrowings under the ABL Revolver if: (i) the aggregate outstanding principal amount of all borrowings by the Company under the ABL Revolver at any time exceeds the Aggregate Borrowing Cap, or (ii) the aggregate outstanding principal amount of all borrowings of certain of the Company's subsidiaries exceeds their borrowing caps.

The ABL Agreement and ABL Pledge include customary affirmative and negative covenants binding on the Company, including delivery of financial statements, borrowing base certificates and other reports. The negative covenants limit the ability of the Company, among other things, to incur debt, incur liens, make investments, sell assets, pay dividends and enter into transactions with affiliates. In addition, the ABL Agreement includes customary events of default, the occurrence of which may require the Company to pay an additional 2.0% interest on the borrowings under the ABL Revolver.

Franchise Group New Holdco Credit Agreement and Term Loan

On February 14, 2020, the Company, through an indirect subsidiary, executed a term loan agreement with GACP Finance Co., LLC for an amount of $575.0 million (the “FGNH Credit Agreement”), which consisted of a $375.0 million first out tranche (the “FGNH Tranche A-1 Term Loan”) and a $200.0 million last out tranche (the “FGNH Tranche A-2 Term Loan”). The term loan would have matured on February 14, 2025, unless the maturity was accelerated subject to the terms set forth in the term loan agreement.

On March 10, 2021, the FGNH Credit Agreement the outstanding principal balance of $514.7 million was paid in full with the issuance of the First Lien Term Loan and the Second Lien Term Loan.

Franchise Group New Holdco New ABL Credit Agreement and New ABL Term Loan

On September 23, 2020, the Company, through direct and indirect subsidiaries, entered into an ABL Credit Agreement (the “Old ABL Credit Agreement”) with various lenders which provided for a senior secured revolving loan facility with commitments available to the Company of the lesser of (i) $125.0 million and (ii) a borrowing base based on the eligible credit card receivables, accounts, inventory and revenue due under certain rental agreements, less certain reserves. The Old ABL Credit Agreement included a $15.0 million swingline subfacility and a $15.0 million letter of credit subfacility. The Company borrowed approximately $32.7 million on September 23, 2020, the proceeds of which were used to prepay certain existing indebtedness under the existing FGNH ABL Credit Agreement (as defined below), to pay fees and expenses in connection with the Old ABL Credit Agreement, and for general corporate purposes.

On March 10, 2021, this agreement was replaced by the ABL Agreement above and all outstanding amounts were paid in full by the Company.

Franchise Group New Holdco ABL Credit Agreement and ABL Term Loan

On February 14, 2020, the Company, through direct and indirect subsidiaries, entered into an ABL credit agreement (the "FGNH ABL Credit Agreement") with various lenders which provided the Company with a $100.0 million senior secured asset based term loan (the “FGNH ABL Term Loan”). On February 14, 2020, the Company borrowed $100.0 million on the FGNH ABL Term Loan to finance the American Freight Acquisition. On September 23, 2020, the Company repaid in full all amounts that were outstanding under the FGNH ABL Term Loan and terminated the FGNH ABL Credit Agreement.

Vitamin Shoppe Term Loan

On December 16, 2019, in connection with the Company's acquisition of the Vitamin Shoppe, Inc. (the "Vitamin Shoppe Acquisition"), the Company, through direct and indirect subsidiaries, entered into a Loan and Security Agreement (the “Vitamin Shoppe Term Loan Agreement”) that provides for a $70.0 million senior secured term loan (the "Vitamin Shoppe Term Loan") which matures on December 16, 2022. On May 22, 2020, the Company purchased $5.3 million of the Vitamin Shoppe Term Loan from one of the participating lenders, which effectively retired that portion of the term loan. On August 13, 2020, the Company repaid in full the remaining balance outstanding under the Vitamin Shoppe Term Loan and terminated the Vitamin Shoppe Loan Term Agreement on August 25, 2020.

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

On March 10, 2021, the Vitamin Shoppe ABL agreement outstanding principal balance of $43.0 million was paid in full with the proceeds from the First Lien Term Loan and the Second Lien Term Loan which resulted in a write-off of $1.2 million of deferred financing costs.

Compliance with Debt Covenants

The Company's revolving credit and long-term debt agreements impose restrictive covenants on it, including requirements to meet certain ratios. As of March 27, 2021, the Company was in compliance with all covenants under these agreements and, based on a continuation of current operating results, the Company expects to be in compliance for the next twelve months.

(8) Income Taxes

Overview

For the three months ended March 27, 2021 income tax benefit was $2.9 million on a pre-tax loss from continuing operations of $31.2 million, an effective tax rate of 9.1%. Income tax benefit for the three months ended March 28, 2020 was $55.9 million on pre-tax loss from continuing operations of $31.4 million, an effective tax rate of 178.2%. The impact of the enactment of the CARES Act was included in the March 28, 2020 period which is the primary driver of the difference in the effective tax rate. The Company is also expecting to utilize a portion of its deferred tax assets, including net operating loss carryforwards, which previously had a full valuation allowance.

CARES Act

The Coronavirus, Aid, Relief, and Economic Security, or CARES Act (the “Act”) was enacted on March 27, 2020. The Act retroactively changed the eligibility of certain assets for expense treatment in the year placed in service, back to 2018, and permitted any net operating loss for the tax years 2018, 2019 and 2020 to be carried back for 5 years. The Company recorded a total income tax benefit of $52.3 million during 2020 associated with the income tax components contained in the Act.

Tax Receivable Agreement

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

Payments will be made when such TRA related deductions actually reduce the Company’s income tax liability. No payments were made to members of New Holdco pursuant to the TRA during the quarter ended March 27, 2021. Pursuant to the Company's election under Section 754 of the Internal Revenue Code (the "Code"), the Company has obtained an increase in its share of the tax basis in the net assets of New Holdco when the New Holdco units were redeemed or exchanged by the non-controlling interest holders and other qualifying transactions. The Company has treated the redemptions and exchanges of New Holdco units by the non-controlling interest holders as direct purchases of New Holdco units for U.S. federal income tax purposes. This increase in tax basis will reduce the amounts that it would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

(9) Stockholders’ Equity

Stockholders' Equity Activity

On January 11, 2021, the Company entered into an Underwriting Agreement with B. Riley Securities, Inc., as representative of the several underwriters named therein (the “Underwriters”), to issue and sell an aggregate of 2,976,191 shares (the “Firm Shares”) of the Company’s 7.50% Series A Cumulative Perpetual Preferred Stock, par value $0.01 per share and liquidation preference of $25.00 per share (the “Series A Preferred Stock”), in a public offering at a price to the public of $25.20 per share. The Company also granted the Underwriters an option (the “Option”) to purchase up to 446,428 additional shares of Series A Preferred Stock during the 30 days following the date of the Underwriting Agreement. On January 14, 2021, the Underwriters partially exercised the Option for 314,934 shares (together with the Firm Shares, the “Shares”). The Offering is a reopening of the Company’s original issuance of the Series A Preferred Stock, which closed on September 18, 2020. The Shares will be consolidated, form a single series, and be fully fungible with all outstanding shares of Series A Preferred Stock. The offering closed on January 14, 2021, and the net proceeds to the Company were approximately $79.5 million, after deducting underwriting discounts, an advisory fee and offering expenses totaling approximately $3.2 million.

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss at March 27, 2021 and December 26, 2020 were as follows:

(In thousands)	March 27, 2021	December 26, 2020
Foreign currency adjustment	$(1,032)	$(1,254)
Interest rate swap agreements, net of tax	(97)	(145)
Forward contracts related to foreign currency exchange rates	17	—
Total accumulated other comprehensive loss	$(1,112)	$(1,399)
Non-controlling interest

The Company is the sole managing member of New Holdco and, as a result, consolidates the financial results of New Holdco. Prior to April 1, 2020, the Company reported a non-controlling interest representing the economic interest in New Holdco held by the former equity holders of Buddy's (the "Buddy’s Members"). Changes in the Company's ownership interest in New Holdco while it retained a controlling interest in New Holdco were accounted for as equity transactions. As such, redemptions or direct exchanges of New Holdco units by the Buddy’s Members resulted in a change in ownership and reduced the amount recorded as non-controlling interest and increased additional paid-in capital. On March 26, 2020, the Company redeemed 3,937,726 New Holdco units and 787,545 shares of preferred stock for common stock. On April 1, 2020, the Company redeemed the remaining 5,495,606 New Holdco units and 1,099,121 shares of preferred stock for common stock and the Company is the sole owner of New Holdco.

The exchange of New Holdco units for common stock resulted in an increase in the tax basis of the net assets of New Holdco and a liability to be recognized pursuant to the TRA. The difference of $10.0 million in the adjustment of the deferred tax balances and the tax receivable agreement liability was recorded as an adjustment to additional paid-in-capital. Refer to "Note 8. Income Taxes" for further discussion of the TRA.

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

The computation of basic and diluted net income (loss) per share for the three months ended March 27, 2021 and March 28, 2020 is as follows:

	Three Months Ended March 27, 2021	Three Months Ended March 28, 2020
	Common Stock	Common Stock
	(In thousands, except for share and per share amounts)
Basic net income (loss) per share:
Net income (loss) from continuing operations attributable to Franchise Group	$(28,334)	$33,984
Less: Preferred dividend declared	(2,129)	—
Adjusted net income (loss) from continuing operations available to Common Stockholders	(30,463)	33,984
Net income from discontinued operations attributable to Franchise Group	42,147	25,555
Adjusted net income (loss) available to Common Stockholders	$11,684	$59,539

Weighted-average common stock outstanding	40,110,084	23,373,980

Basic net income (loss) per share:
Continuing operations	$(0.76)	$1.45
Discontinued operations	1.05	1.09
Basic net income per share	$0.29	$2.54

Diluted net loss per share:
Net income (loss) from continuing operations attributable to Franchise Group	$(28,334)	$33,984
Less: Preferred dividend declared	(2,129)	—
Adjusted net income (loss) from continuing operations available to Common Stockholders	(30,463)	33,984
Net income from discontinued operations attributable to Franchise Group	42,147	25,555
Adjusted net income available to Common Stockholders	$11,684	$59,539

Number of shares used in basic computation	40,110,084	23,373,980
Weighted-average effect of dilutive securities:
Weighted average dilutive effect of stock options and restricted stock	—	319,055
Weighted-average diluted shares outstanding	40,110,084	23,693,035

Diluted net income (loss) per share:
Continuing operations	$(0.76)	$1.43
Discontinued operations	1.05	1.08
Diluted net income per share	$0.29	$2.51

(10) Stock-Based Compensation Plans

For a discussion of our stock-based compensation plans, refer to “Note 11 - Stock-Based Compensation Plans” of our Annual Report on Form 10-K for the year ended December 26, 2020.

Stock Options
Stock option activity during the three months ended March 27, 2021 was as follows:

	Number of options	Weighted average exercise price
Outstanding at December 26, 2020	391,409	$10.19
Exercised	(3,000)	8.30
Expired or forfeited	—
Outstanding at March 27, 2021	388,409	$10.21

Intrinsic value is defined as the fair value of the stock less the cost to exercise. The total intrinsic value of stock options outstanding at March 27, 2021 was $7.7 million. Stock options vest from the date of grant to three years after the date of grant and expire from four to five years after the vesting date.
Nonvested stock options activity during the three months ended March 27, 2021 was as follows:

	Nonvested options	Weighted average exercise price
Outstanding at December 26, 2020	63,334	$8.83
Vested	—	—
Expired or forfeited	—	—
Outstanding at March 27, 2021	63,334	$8.83

At March 27, 2021, unrecognized compensation costs related to nonvested stock options were less than $0.1 million. These costs are expected to be expensed through fiscal 2021.
The following table summarizes information about stock options outstanding and exercisable at March 27, 2021:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number	Weighted average exercise price	Weighted average remaining contractual life (in years)	Number	Weighted average exercise price

$0.00 - $10.89	214,500	$8.77	4.0	151,166	$8.75
$10.90 - $12.79	173,909	11.98	3.0	173,909	11.98
	388,409	$10.21		325,075	$10.48

Restricted Stock Units

The Company has awarded service-based restricted stock units ("RSUs") and performance restricted stock units ("PRSUs") to its non-employee directors, officers and certain employees. The Company recognizes expense based on the estimated fair value of the RSUs or PRSUs granted over the vesting period on a straight-line basis. The fair value of RSUs and PRSUs is determined using the Company's closing stock price on the date of the grant. At March 27, 2021, unrecognized compensation cost related to RSUs and PRSUs were $7.8 million and $13.8 million, respectively. These costs are expected to be recognized through fiscal 2024.

The following table summarizes the status of RSUs as of and changes during the three months ended March 27, 2021:

	Number of restricted stock units	Weighted average fair value at grant date
Balance at December 26, 2020	296,147	$20.51
Granted	115,350	35.58
Vested	(72,412)	24.13
Canceled	—	—
Balance at March 27, 2021	339,085	$24.86

The following table summarizes the status of PRSUs as of and changes during the three months ended March 27, 2021:

	Number of restricted stock units	Weighted average fair value at grant date
Balance at December 26, 2020	618,737	$17.00
Granted	102,533	35.36
Vested	—	—
Canceled	—	—
Balance at March 27, 2021	721,270	$19.61

Stock Compensation Expense

The Company recorded $2.6 and $2.3 million during the three months ended March 27, 2021 and March 28, 2020, respectively.

(11) Fair Value of Financial Instruments

As required, financial assets and liabilities are classified in the fair value hierarchy in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgement and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). The Company did not record any significant impairment charges during the three months ended March 27, 2021 and March 28, 2020.

Fair Value of Financial Instruments

The carrying value of Cash and cash equivalents, restricted cash, accounts receivable and accounts payable as reported in the accompanying unaudited condensed consolidated balance sheets approximate fair value due to their short-term maturities. The carrying amount of Long-term debt approximates fair value because the interest rate paid has a variable component.

(12) Related Party Transactions

The Company considers directors and their affiliated companies, as well as named executive officers and members of their immediate families, to be related parties.

Messrs. Kahn and Laurence

Vintage and its affiliates held approximately 28% of the aggregate voting power of the Company through their ownership of common stock as of March 27, 2021. Brian Kahn and Andrew Laurence are principals of Vintage. Mr. Kahn is a member of the Board of Directors, President and Chief Executive Officer of the Company. Mr. Laurence is an Executive Vice President of the Company, a member of the Company's Board of Directors until the Company's annual meeting of stockholders in May 2021 and served as the Company's Chairman of the Board until March 31, 2020.

Buddy's Franchises. Mr. Kahn's brother-in-law owns seven Buddy's franchisees. All transactions between the Company's Buddy's segment and Mr. Kahn's brother-in-law are conducted on a basis consistent with other franchisees.

Bryant Riley (former director)

Mr. Riley, through controlled entities or affiliates held approximately 10% of the aggregate ownership of the Company's common stock as of March 27, 2021. Mr. Riley was also a member of the Company's Board of Directors from September 2018 through March 2020.

Credit Agreements. On December 16, 2019, the Company entered into the Vitamin Shoppe Term Loan with an entity controlled by Mr. Riley. On February 14, 2020, the Company entered into a $675 million credit facility, which included a $575 million FGNH Credit Agreement and a $100 million FGNH ABL Term Loan with an entity controlled by Mr. Riley acting as the administrative agent. In the three months ended June 27, 2020, the Company borrowed and repaid an $11.0 million promissory note with B. Riley Financial, Inc.

Stock Subscription Agreements. On February 7, 2020, Mr. Riley, and entities or affiliates of Mr. Riley purchased 669,678 shares for $11.4 million under an equity financing agreement.

Fee Letters. On February 14, 2020, the Company entered into a fee letter with B. Riley pursuant to which B. Riley was entitled to receive $5 million for advisory services provided for the American Freight Acquisition. B. Riley received payment for these services on June 26, 2020. On February 19, 2020, the Company entered into a fee letter with B. Riley pursuant to which B. Riley received an equity fee equal to 6% of the $36.0 million of equity raised by B. Riley for the Company as part of an equity financing agreement.

Backstop ABL Commitment Letter. On May 1, 2020, in connection the American Freight Acquisition and the ABL Credit Agreement, the Company entered into an Amended and Restated ABL Commitment Letter with B. Riley pursuant to which B. Riley agreed to provide, subject to the terms and conditions set forth therein, a backstop commitment for a $100.0 million asset-based lending facility. The ABL Commitment Letter was terminated on September 25, 2020.

Underwritten Offering of Common Stock. On June 30, 2020, the Company completed an underwritten offering of its common stock in which with B. Riley FBR, Inc. ("B. Riley FBR"), an affiliate of B. Riley, acted as representative of the underwriters. In connection with the offering, B. Riley FBR and the other underwriters were entitled to an underwriting discount of approximately $5.4 million and reimbursement of certain out-of-pocket expenses incurred in connection with the offering.

September 2020 Underwritten Offering of Preferred Stock. On September 18, 2020, the Company completed an underwritten offering of its Series A Preferred Stock in which B. Riley Securities, Inc. (“B. Riley Securities”), an affiliate of B. Riley, acted as representative of the underwriters. In connection with the offering, B. Riley Securities and the other underwriters in the offering were entitled to an underwriting discount and reimbursement of certain out-of-pocket expenses incurred of approximately $0.9 million and B. Riley Securities was entitled to an advisory fee of approximately $0.3 million.

bebe Acquisition of 47 Buddy's Stores. The Company sold 47 Buddy's locations to bebe for $35.0 million. B. Riley is partial owner of bebe. The deal was funded by B. Riley including a 1.5 million primary share purchase for $5 per share, cash on hand, and a $22.0 million secured loan.

January 2021 Underwritten Offering of Preferred Stock. On January 11, 2021, the Company reopened its original issuance of its Series A Preferred Stock, which closed on September 18, 2020 as noted above. The Company completed the reopened underwritten offering on January 15, 2021 in which B. Riley Securities, an affiliate of B. Riley, acted as representative of the underwriters. In connection with the offering B. Riley Securities and the other underwriters in the offering were entitled to an underwriting discount and reimbursement of certain out-of-pocket expenses incurred of approximately $3.0 million and B. Riley Securities was entitled to a structuring fee of $0.3 million.

Debt Commitment Letter and Fee Letter. On January 23, 2021, in connection with the Pet Supplies Plus Acquisition and the refinancing of the Company's existing indebtedness, the Company entered into a debt commitment letter with, among others, BRF Finance Co., LLC (“BRF”), an affiliate of B. Riley, pursuant to which BRF committed to provide (i) $100.0 million of a then-contemplated first lien term loan credit facility and (ii) $300.0 million of a then-contemplated senior unsecured term loan credit facility (the “Senior Unsecured Facility”). On January 23, 2021, the Company entered into a fee letter with BRF pursuant to which (a) BRF committed to provide $100.0 million of an alternative then-contemplated first lien term loan credit facility (the “Alternative First Lien Facility”) and (b) BRF (or its affiliates) received, on March 10, 2021, (i) a $9.0 million arrangement fee as consideration for BRF’s commitments and agreements with respect to the Senior Unsecured Facility and (ii) a $1.0 million take-out fee as consideration for BRF’s commitments and agreements with respect to the Alternative First Lien Facility.

M. Brent Turner
Mr. Turner is the President and Chief Executive Officer of the Company’s Liberty Tax business.

Revolution Financial Tax Program Agreement. The Company entered into a one-year Tax Program Agreement (the “Revolution Tax Program Agreement”) with Revolution effective as of November 20, 2020. The Revolution Tax Program Agreement allows Revolution to use Liberty’s tax preparation systems, certain identified intellectual property licensed from Liberty, and other expertise from Liberty to offer tax preparation services to consumers in Revolution locations. Pursuant to the terms provided in the Revolution Tax Program Agreement, (i) Revolution agreed to pay to Liberty 60% of the Gross Receipts (as defined in the Revolution Tax Program Agreement) generated by the tax preparation services provided as part of the program, (ii) the Company agreed to pay up to $5,000.00 per Revolution location towards the cost associated with replacing the exterior signage of Revolution locations with Liberty branded signage, and (iii) the Company agreed to pay 60%, and Revolution agreed to pay 40%, of the costs associated with local store marketing materials. As of March 27, 2021, the Company has earned less than $0.1 million in royalties related to the Revolution Tax Program Agreement.

Revolution Financial Loan Program Agreement. The Company entered into a one-year Loan Program Agreement (the “Revolution Loan Program Agreement”) with Revolution effective as of December 2, 2020. The Revolution Loan Program Agreement provides that Revolution will use its lending platform and expertise to offer consumer lending in Liberty locations. Pursuant to the terms provided in the Revolution Loan Program Agreement, the Company and/or its franchisees agreed to pay to Revolution a one-time software license fee of $10,000 for each location that participates in the program. Revolution agreed to pay a management fee to the Company and/or franchisee in an amount equal to fifty percent (50)% of the monthly Net Revenue (as defined in the Revolution Loan Program Agreement) during each calendar month (or portion thereof). As of March 27, 2021, the Company had not earned any revenue or incurred any expenses related to the Revolution Loan Program Agreement.

Revolution Financial Canada Loan Program Agreement. The Company entered into a Loan Program Agreement with Revolution (the “Revolution Canada Loan Program Agreement”) commencing on January 31, 2021 and continuing until April 30, 2021. Under the Revolution Canada Loan Program Agreement, the Company, through its subsidiary, Liberty Tax Service, Inc. is (i) arranging for Revolution to provide up to $20.0 million of loans to its Canadian franchisees to fund the tax rebate discounting services, and (ii) agreeing to provide various services in connection with loans, including facilitating repayment of loans from the tax refund proceeds. In addition to providing loan servicing, the Company agreed to pay Revolution $0.2 million as a facility arrangement fee. At the conclusion of the term of the Loan Program Agreement, Revolution shall pay to the Company a servicing fee in an amount equal to the difference between $0.2 million minus the aggregate interest and origination fees received by Revolution from participating franchisees in connection with the loans; provided, however, that (i) if such difference is a negative number, Revolution agreed to pay Liberty $0.2 million, and (ii) if there exists any principal loan losses at such time, Revolution may offset such principal loan losses against any servicing fee due to Liberty. As of March 27, 2021, the Company had not earned any revenue or incurred any expenses related to the Revolution Canada Loan Program Agreement.

Tax Receivable Agreement

In connection with the acquisition of Buddy's, the Company entered into the Tax Receivable Agreement with the Buddy's Members that provides for the payment to the Buddy's Members of 40% of the amount of any tax benefits that the Company actually realizes as a result of increases in the tax basis of the net assets of New Holdco resulting from any redemptions or exchanges of New Holdco units. Amounts due under the Tax Receivable Agreement to the Buddy's Members as of March 27, 2021 were $16.8 million which is recorded in "Other non-current liabilities" in the accompanying condensed consolidated balance sheets. No payments were made to member of New Holdco pursuant to the Tax Receivable Agreement during the quarter ended March 27, 2021.

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

Guarantees

The Company remains secondarily liable under various real estate leases that were assigned to franchisees who acquired Pet Supplies Plus stores from the Company. In the event of the failure of an acquirer to pay lease payments, the Company could be obligated to pay the remaining lease payments which extend through 2030 and aggregated $8.9 million as of March 27, 2021. If the Company is required to make payments under these guarantees, the Company could seek to recover those amounts from the franchisees or in some cases their affiliates. The Company believes that payment under these guarantees is remote as of March 27, 2021.

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

On June 8, 2020 the Court entered an order governing briefing on Plaintiff’s petition for an interim award of attorney’s fees. The Court held oral arguments on August 18, 2020 and reserved decision on Plaintiff’s motion for interim fees. On September 29, 2020, the parties agreed to settle this matter in principle and the matter has been stayed pending the parties’ filing of settlement papers. The settlement contained broad and customary releases. On April 16, 2021, the Delaware Court of Chancery approved the settlement agreement between the parties. This settlement fully and finally resolves this matter. As of March 27, 2021, the Company had accrued $0.5 million related to this case, which is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

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

Other Matters

Convergent Mobile, Inc. v. JTH Tax, Inc. On August 26, 2019, Convergent Mobile, Inc. (“Convergent”) filed a complaint in the Superior Court of the State of California, County of Sonoma, against the Company (the "California Complaint"). The California Complaint alleges that the Company breached a contract between it and Convergent, and Convergent has asserted counts for breach of contract, promissory estoppel, and breach of the covenant of good faith and fair dealing. The California Complaint generally seeks damages according to proof, special damages according to proof, interest, attorneys’ fees and cost. The Company removed the matter to the federal district court for the Northern District of California and filed a motion to dismiss and motion to strike. On January 16, 2020, the Court vacated the previously scheduled hearing on Company’s motion to dismiss and motion to strike and stated a written opinion would be forthcoming. On April 22, 2020, the Court granted in part and denied in part the Company's motion to dismiss. The Court denied the Company's motion to strike. The Company filed its answer and a counterclaim against Convergent. On December 3, 2020 the Court entered a Case Management Order whereby the Court set a tentative trial date to start on either March 15, 2021 or March 29, 2021 and a pre-trial conference scheduled for either February 26, 2021 or March 12, 2021. The Company also filed a motion for partial summary judgment in December of 2020. The Court held oral arguments on that motion on January 19, 2021, which remains pending before the Court. The Court held a bench trial in this matter which started on March 29, 2021 and concluded on April 2, 2021. The parties post-trial briefs were filed on April 12, 2021. On April 23, 2021 the Court ruled in favor of the plaintiff and awarded a judgement of $0.6 million which is accrued in Current liabilities held for sale of discontinued operations in the accompanying condensed consolidated balance sheet.

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

(14) Segments

The Company's operations are conducted in four reporting business segments: Vitamin Shoppe, American Freight, Pet Supplies Plus and Buddy's. The Company defines its segments as those operations which results its chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources. The results of operations of American Freight are included in the Company's results of operations beginning on February 14, 2020 and the results of operations of Pet Supplies Plus are included in the Company's results of operations beginning on March 11, 2021. As a result of the Company's entry into the Purchase Agreement to sell its Liberty Tax business, as discussed in "Note 3. Divestitures," the Company's Liberty Tax business is not reported in segment information since this business is reported as a discontinued operation. Current and prior year amounts have been revised to reflect the change.

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

The American Freight segment provides in-store and online access to purchase new, one-of-a-kind, out-of-box, discontinued, obsolete, reconditioned, overstocked, scratched and dented household appliances and unbranded furniture and mattresses at value prices. The American Freight segment consists of our operations under the "American Freight" banner and is headquartered in Delaware, Ohio.

The Pet Supplies Plus segment is a franchisor and retailer in the pet industry. Pet Supplies Plus has a diversified revenue model comprised of corporate store revenue, royalties and wholesale distribution to franchisees. The Pet Supplies Plus segment consists of the Company's operations under the "Pet Supplies Plus" brand and is headquartered in Livonia, Michigan.

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

Total revenues by segment were as follows:

	Three Months Ended
(In thousands)	March 27, 2021	March 28, 2020
Total revenue:
Vitamin Shoppe	$294,739	$275,888
American Freight	258,517	202,747
Pet Supplies Plus	51,309	—
Buddy's	16,780	24,312
Consolidated total revenue	$621,345	$502,947

Depreciation, amortization, and impairment charges by segment are as follows:

	Three Months Ended
(In thousands)	March 27, 2021	March 28, 2020
Depreciation, amortization, and impairment charges:
Vitamin Shoppe	$7,242	$11,310
American Freight	1,890	912
Pet Supplies Plus	1,431	—
Buddy's	895	1,640
Consolidated depreciation, amortization, and impairment charges	$11,458	$13,862

Operating income (loss) by segment were as follows:

	Three Months Ended
(In thousands)	March 27, 2021	March 28, 2020
Income (loss) from operations:
Vitamin Shoppe	$33,275	$(5,476)
American Freight	25,130	1,586
Pet Supplies Plus	(4,169)	—
Buddy's	4,273	3,345
Total Segments	58,509	(545)
Corporate	(5,533)	(2,300)
Consolidated income (loss) from operations	$52,976	$(2,845)

Total assets by segment were as follows:

(In thousands)	March 27, 2021	December 26, 2020
Total assets:
Vitamin Shoppe	$589,848	$607,148
American Freight	867,096	801,731
Pet Supplies Plus	928,096	—
Buddy's	139,210	137,698
Total Segments	2,524,250	1,546,577
Corporate	199,368	203,196
Consolidated total assets	$2,723,618	$1,749,773

Goodwill by segment is as follows:

(In thousands)	March 27, 2021	December 26, 2020
Goodwill:
Vitamin Shoppe	$1,277	$1,277
American Freight	371,175	367,882
Pet Supplies Plus	335,134	—
Buddy's	79,099	79,099
Consolidated goodwill	$786,685	$448,258

(15) Subsequent Events

On May 4, 2021, the Company's Board of Directors declared quarterly dividends of $0.375 per share of common stock and $0.46875 per share of Series A Preferred Stock. The dividends will be paid in cash on or about July 15, 2021 to holders of record of the Company's common stock and Series A Preferred Stock on the close of business on July 1, 2021.

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

•our plans and expectations in response to the COVID-19 pandemic, including increased expenses for potential higher wages and bonuses paid to associates and the cost of personal protective equipment and additional cleaning supplies and protocols for the safety of our associates, and expected delays in new store openings and cost reduction initiatives (including our ability to effectively obtain lease concessions with landlords);

•the effect of steps we take in response to COVID-19, the severity and duration of the pandemic, new variants of COVID-19 that have emerged, and the speed and efficacy of vaccine and treatment developments, the pace of recovery when the pandemic subsides and the heightened impact it has on many of the risks described herein and in our other filings with the SEC;

•potential regulatory actions relating to the COVID-19 pandemic;

•the impact of COVID-19 and the related government mitigation efforts on our business and our financial results;

• the possibility that any of the anticipated benefits of our acquisitions will not be realized or will not be realized within the expected time period, the businesses of the Company and our acquisitions may not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected, revenues following our acquisitions may be lower than expected or completing the sale of our Liberty Tax business on the expected timeframe may be more difficult, time-consuming or costly than expected;

•our inability to grow on a sustainable basis;

•changes in operating costs, including employee compensation and benefits;

•the seasonality of certain of our business segments;

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

•our ability to manage Company-owned stores;

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

•other factors, including the risk factors discussed in this quarterly report.

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

Overview

We are an owner and operator of franchised and franchisable businesses that continually looks to grow our portfolio of brands while utilizing our operating and capital allocation philosophies to generate strong cash flows for our stockholders. We have a diversified and growing portfolio of highly recognized brands that compete in the U.S. and Canada. Our asset-light business model is designed to generate consistent, recurring revenue and strong operating margins and requires limited maintenance capital expenditures. As a multi-brand operator, we continually look to diversify and grow our portfolio of brands either through acquisition or organic brand development. Our acquisition strategy typically targets businesses that are highly cash flow generative with compelling unit economics that can be scaled by adding franchise and company owned units, or that can be restructured to enhance performance and value to Franchise Group. We strive to create value for our stockholders by generating free cash flow and capital-efficient growth across economic cycles.

Our business lines include American Freight, The Vitamin Shoppe ("Vitamin Shoppe"), Liberty Tax Service ("Liberty Tax"), Pet Supplies Plus and Buddy’s Home Furnishings ("Buddy's"). See "Note 1. Organization and Significant Accounting Policies" in the notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 26, 2020.

On March 10, 2021, we completed the acquisition (the "Pet Supplies Plus Acquisition") of PSP Midco, LLC ("Pet Supplies Plus"). Our Pet Supplies Plus segment is a franchisor and retailer in the pet industry. Pet Supplies Plus has a diversified revenue model comprised of Company-owned store revenue, royalties and wholesale distribution to franchisees. Pet Supplies Plus provides a broad selection of products (food, treats, hard goods and other products) and services to customers in owned and franchised locations.

Our revenue is primarily derived from merchandise sales, lease revenue, royalties and other required fees from our franchisees.

In evaluating our performance, management focuses on Adjusted EBITDA as a measure of the cash flow from recurring operations from the businesses. Adjusted EBITDA represents net income (loss), before income taxes, interest expense, depreciation and amortization, and certain other items.
Acquisition
On March 10, 2021, we announced the Pet Supplies Plus Acquisition. Additionally, we entered into a new $1.3 billion credit facility which funded the Pet Supplies Plus Acquisition and refinanced certain debts.
Divestiture
On February 21, 2021, we entered into a purchase agreement (the "Purchase Agreement") with NextPoint Acquisition Corp ("NextPoint") to sell our Liberty Tax business for a purchase price of at least $243 million. The purchase price consists of $182 million in cash and at least 51,000 proportional voting shares of NextPoint, which are convertible into NextPoint common shares at a ratio of 100 common shares to one proportional voting share. In connection with the Purchase Agreement, the parties also agreed to enter into a transition services agreement pursuant to which both parties will provide certain transition services to each other. The closing of the transaction is anticipated to occur in the second quarter of fiscal 2021.
For purposes of this section and throughout this quarterly report, all references to “fiscal 2020” refer to the year ending December 26, 2020 and corresponding references to fiscal quarters are references to quarters within that fiscal year.

Impact of COVID-19

The COVID-19 pandemic has affected, and likely will continue to affect, our financial condition and results of operations for the foreseeable future. In most states, during 2020, our businesses were deemed essential and, therefore, the majority of our stores remained open during the pandemic. The highest number of temporary store closures we experienced due to the COVID-19 pandemic was approximately 240 stores during the second quarter of 2020. As of March 27, 2021, and May 5, 2021, none of our stores were closed due to the COVID-19 pandemic; however, we cannot predict whether our stores will remain open if the COVID-19 pandemic worsens and states and localities issue new restrictions.

We have seen disruptions in our supply chain due to the COVID-19 pandemic, primarily in our American Freight and Buddy's segments. Despite furniture and mattress supply constraints, we have been able to source enough product to open new stores and replenish existing stores. The supply chain disruption has also reduced the supply of new appliances, which in turn directly impacts the availability of "as-is" merchandise. We expect the availability of furniture and mattresses to improve during the year and the recovery of appliance availability to extend into next year.

While we have not experienced a significant negative impact on our sales and profitability due to the COVID-19 pandemic, if the pandemic worsens we could see negative impacts to our business and financial results. We could experience weakening demand for our products and services, difficulty operating our and franchisees' store locations and continued disruptions in our supply chain. As events are continuously changing, we are unable to accurately predict the impact that the COVID-19 pandemic will have on our results of operations; however, we are actively managing our business to respond to the impact.

Results of Operations
The table below shows results of operations for the three months ended March 27, 2021 and March 28, 2020

	Three Months Ended
			Change
(In thousands)	March 27, 2021	March 28, 2020	$	%
Total revenues	$621,345	$502,947	$118,398	(24)%
Income from operations	52,976	(2,845)	55,821	1,962%
Net income	(28,334)	24,544	(52,878)	215%

Revenues. The table below sets forth the components and changes in our revenues for three months ended March 27, 2021 and March 28, 2020.

	Three Months Ended
			Change
(In thousands)	March 27, 2021	March 28, 2020	$	%
Product	$583,816	$473,505	$110,311	23%
Service and other	28,576	13,022	15,554	119%
Rental	8,953	16,420	(7,467)	(45)%
Total revenue	$621,345	$502,947	$118,398	24%

For the three months ended March 27, 2021, total revenues increased $118.4 million, or 24%, to $621.3 million compared to $502.9 million in the same period last year. This increase was primarily due to the Pet Supplies Plus Acquisition, which increased revenue by $51.3 million, the annualization of our American Freight segment which increased revenue $55.8 million and an $18.8 million increase in revenue at our Vitamin Shoppe segment. These increases were offset by a $7.5 million decrease in revenue at our Buddy's segment due to the sale of company owned stores in the prior year.

Operating expenses.    The following table details the amounts and changes in our operating expenses for the three months ended March 27, 2021 and March 28, 2020.

	Three Months Ended
			Change
(In thousands)	March 27, 2021	March 28, 2020	$	%
Cost of revenue:
Product	$339,414	$287,818	$51,596	18%
Service and other	405	756	(351)	(46)%
Rental	3,005	5,942	(2,937)	(49)%
Total cost of revenue	342,824	294,516	48,308	16%
Selling, general, and administrative expenses	225,545	211,276	14,269	7%
Total operating expenses	$568,369	$505,792	$62,577	12%

For the three months ended March 27, 2021, total operating expenses were $568.4 million compared to $505.8 million in the same period last year, representing an increase of $62.6 million, or 12%. This increase was primarily due to the Pet Supplies Plus Acquisition which increased operating expenses by $55.5 million and a $32.2 million increase due to the annualization of our American Freight segment. These increases were partially offset by an $8.5 million decrease at our Buddy's segment due to the sale of company-owned stores in the prior year and a $19.9 million decrease at our Vitamin Shoppe segment primarily due to reorganization expenses in the prior year.

Other. Other expense increased by $32.7 million for the three months ended March 27, 2021 primarily due to a prepayment penalty from the repayment of the Franchise Group New Holdco Term Loan and ABL Term Loan.

Interest expense, net. Interest expense, net increased $22.9 million for the three months ended March 27, 2021 primarily due to the increase in long-term obligations to pay for the Pet Supplies Plus Acquisition and the annualization of interest expense from the American Freight Acquisition in the prior year. Interest expense also increased due to the write-off of $29.3 million of deferred financing costs due to the termination of the Franchise Group New Holdco Term Loan and ABL Term Loan.

Income tax benefit. Our effective tax rate from continuing operations, including discrete income tax items, was 9.1% and 178.2% for the three months ended March 27, 2021 and March 28, 2020, respectively. The Coronavirus Aid, Relief, and Economic Security, or CARES Act was enacted on March 27, 2020, which retroactively changed the eligibility of certain assets for expense treatment in the year placed in service, back to 2018, and permitted any net operating loss for the tax years 2018, 2019 and 2020 to be carried back for five years. The Company recorded an income tax benefit of $46.8 million as a result of the CARES Act in the three months ended March 28, 2020, which is the primary reason for the change in the effective rate for the three months ended March 27, 2021 compared to the same period in the prior year.

Segment Information

We, through our franchisees and Company-owned stores, rent-to-own and point of sale retail locations. Our operations are conducted in four reporting business segments: Vitamin Shoppe, American Freight, Pet Supplies Plus and Buddy's. We define our segments as those operations whose results our Chief Operating Decision Maker ("CODM") regularly reviews to analyze performance and allocate resources.

We measure the results of our segments using, among other measures, each segment's net sales, operating expenses and operating income (loss). We may revise the measurement of each segment's operating income, including the allocation of overhead costs, as determined by the information regularly reviewed by the CODM. When the measurement of a segment changes, previous period amounts and balances are reclassified to be comparable to the current period's presentation. Because the Pet Supplies Plus Acquisition occurred during the three months ended March 27, 2021; no comparable information is available, therefore, Pet Supplies Plus segment information is not provided in this discussion.

The following table summarizes the operating results of our Vitamin Shoppe segment:

	Three Months Ended
			Change
(In thousands)	March 27, 2021	March 28, 2020	$	%
Total revenues	$294,739	$275,888	$18,851	6.8%
Operating expenses	261,464	281,364	(19,900)	(7.1)%
Segment income	$33,275	$(5,476)	$38,751	(707.7)%

Total revenue for our Vitamin Shoppe segment increased $18.9 million or 6.8% for the three months ended March 27, 2021 as compared to the same period last year. The increase in revenue was primarily due to the impact of COVID-19 restrictions in the prior year and strong demand in the current year due to the reopening of gyms and fitness centers.

Operating expenses for Vitamin Shoppe segment decreased $19.9 million or 7.1% for the three months ended March 27, 2021 as compared to the same period last year. The decrease in operating expenses was primarily due to costs related to organizational restructuring, including severance expenses incurred in the prior year.

The following table summarizes the operating results of the American Freight segment:

	Three Months Ended
			Change
(In thousands)	March 27, 2021	March 28, 2020	$	%
Total revenues	$258,517	$202,747	$55,770	27.5%
Operating expenses	233,387	201,161	32,226	16.0%
Segment income	$25,130	$1,586	$23,544	1,484.5%

Total revenue for our American Freight segment increased $55.8 million or 27.5% for the three months ended March 27, 2021 as compared to the same period last year. The increase in revenue was primarily due to a full quarter of sales in the current year as American Freight was acquired on February 14, 2020.

Operating expenses for American Freight segment increased $32.2 million or 16.0%for the three months ended March 27, 2021 as compared to the same period last year. The increase in operating expenses was primarily due to a full quarter of operations in the current year as American Freight was acquired on February 14, 2020.

The following table summarizes the operating results of the Buddy's segment:

	Three Months Ended
			Change
(In thousands)	March 27, 2021	March 28, 2020	$	%
Total revenues	$16,780	$24,312	$(7,532)	(31.0)%
Operating expenses	12,507	20,967	(8,460)	(40.3)%
Segment income	$4,273	$3,345	$928	27.7%

Total revenue for our Buddy's segment decreased $7.5 million or 31.0% for the three months ended March 27, 2021 as compared to the same period last year. The decrease in revenue was primarily due to the sale of 47 Company owned stores on November 10, 2020 and the sale of four Company-owned stores on January 23, 2020.

Operating expenses for Buddy's decreased $8.5 million or 40.3% for the three months ended March 27, 2021 as compared to the same period last year. The decrease in operating expenses was primarily due to the sale of 47 Company owned stores on November 10, 2020 and the sale of four Company-owned stores on January 23, 2020.

Adjusted EBITDA

To provide additional information regarding our financial results, we have disclosed in the Adjusted EBITDA table below and within this quarterly report. Adjusted EBITDA represents net income (loss), before income taxes, interest expense, depreciation and amortization, and certain other items specified below. We have provided a reconciliation below of Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure.

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

The following table presents a reconciliation of Adjusted EBITDA for each of the periods indicated.

	Reconciliation of Net Loss to Adjusted EBITDA
	Three Months Ended
(In thousands)	March 27, 2021	March 28, 2020
Net income from continuing operations	$(28,334)	$24,544
Add back:
Interest expense	47,435	24,511
Income tax benefit	(2,851)	(55,921)
Depreciation, amortization, and impairment charges	11,458	13,862
Total Adjustments	56,042	(17,548)
EBITDA	27,708	6,996
Adjustments to EBITDA
Executive severance and related costs	11	4,657
Stock based compensation	2,436	2,336
Long-term executive compensation expense	499	—
Shareholder litigation costs	89	131
Early debt repayment costs	36,726	4,048
Accrued judgments and settlements	—	(1,678)
Store closures	222	260
Rebranding costs	17	1,258
Acquisition costs	4,930	8,732
Divestiture costs	342	—
Compliance costs	779	—
Integration costs	3,106	362
Inventory fair value step up amortization	2,300	20,790
Total Adjustments to EBITDA	51,457	40,896
Adjusted EBITDA	$79,165	$47,892

Liquidity and Capital Resources

We believe that we have sufficient liquidity to support our ongoing operations and maintain a sufficient liquidity position to meet our obligations and commitments. Our liquidity plans are established as part of our financial and strategic planning processes and consider the liquidity necessary to fund our operating, capital expenditure and debt service needs.

We primarily fund our operations and acquisitions through operating cash flows and, as needed, a combination of borrowings under various credit agreements, availability under our revolving credit facilities and the issuance of equity securities. Cash generation can be subject to variability based on many factors, including seasonality and the effects of changes in end markets.

As of March 27, 2021, we have current installments of long-term obligations of $12.0 million. We expect these obligations can be serviced from our cash and cash equivalents, which were $164.9 million as of March 27, 2021.

During the three months ended March 27, 2021, we executed several substantial transactions that will affect our liquidity and capital resources in future periods. For more details please see "Note 7. Long-Term Obligations" and "Note 9. Stockholders' Equity":

•On January 14, 2021, we completed an offering in which we sold 3.3 million shares of our Series A Preferred Stock and received net proceeds of approximately $79.7 million, after deducting underwriting discounts and estimated offering expenses totaling $3.2 million.

•On March 10, 2021, we entered into a $1.3 billion credit facility, which was used to fund the Pet Supplies Plus Acquisition and repay the existing term loans and revolving credit balances.

Sources and uses of cash

Operating activities. In the three months ended March 27, 2021, cash from operating activities decreased $40.0 million compared to the same period in the prior year primarily due to a $60.5 million increase in inventory and a $33.2 million decrease in accounts payable and accrued expenses. These were partially offset by a $50.8 million decrease in income taxes receivable.

Investing activities. In the three months ended March 27, 2021, cash used in investing activities increased $125.4 million compared to the same period in the prior year. This increase was primarily due to an increase of $106.5 million in cash used for acquisitions and a $26.2 million decrease in cash received from operating loans to franchisees and ADs partially offset by an $11.2 million decrease in the issuance of operating loans to franchisees and ADs.

Financing activities. In the three months ended March 27, 2021, cash provided by financing activities increased $90.0 million compared to the same period in the prior year. This increase was driven by a $714.0 million increase in proceeds from the issuance of debt and a $79.5 million increase in proceeds from the issuance of preferred stock. These increases were partially offset by a $399.2 million increase in repayments of long-term obligations, a $135.3 million reduction in borrowing under revolving credit facilities, an $80.7 million reduction in proceeds from common stock, a $36.7 million increase in cash paid for penalties for early debt repayment, a $36.4 million increase in payments for debt issuance costs and an $11.7 million increase in dividends paid.

Long-term debt borrowings

First Lien Credit Agreement and Term Loan. On March 10, 2021 (the “Closing Date”), as part of the Pet Supplies Plus Acquisition, we,, through direct and indirect subsidiaries, entered into a First Lien Credit Agreement (the “First Lien Credit Agreement”) with various lenders that provides for a $1,000.0 million senior secured term loan (the “First Lien Term Loan”). The proceeds of the First Lien Term Loan and the Second Lien Term Loan (as defined below) were used finance the Pet Supplies Plus Acquisition and repay the existing Vitamin Shoppe ABL Revolver, the Franchise Group Term Loan and the New ABL revolver for $43.1 million, $538.4 million and $37.0 million including accrued interest and prepayment penalties, respectively.
The First Lien Term Loan will mature on March 10, 2026, unless the maturity is accelerated subject to the terms set forth in the First Lien Credit Agreement. We are required to repay the First Lien Term Loan in equal quarterly installments of $2.5 million on the last day of each calendar quarter, commencing on June 30, 2021. We are required to prepay the First Lien Term Loan with 50% of consolidated excess cash flow on an annual basis, subject to certain exceptions and to leverage-based step-downs to 25% and 0%, and with 100% of the net cash proceeds of certain other customary events, including certain asset sales (but excluding sales of ABL Priority Collateral), including customary reinvestment rights and leverage based step-downs to 25% and 0%, in each case, subject to certain exceptions.

Second Lien Credit Agreement and Second Lien Term Loan. On the Closing Date, we, through direct and indirect subsidiaries, entered into a Second Lien Credit Agreement (the “Second Lien Credit Agreement”) with various lenders that provides for a $300.0 million senior secured term loan (the “Second Lien Term Loan”, and together with the First Lien Term Loan, the “Term Loans”), made by the Second Lien Lenders.

The Second Lien Term Loan will mature on September 10, 2026, unless the maturity is accelerated subject to the terms set forth in the Second Lien Credit Agreement. The Second Lien Term Loan is not subject to scheduled amortization. Solely to the extent the First Lien Term Loan and related obligations have been repaid in full, we are required to prepay the Second Lien Term Loan with 50% of consolidated excess cash flow on an annual basis, subject to certain exceptions and to leverage-based step-downs to 25% and 0%, and with 100% of the net cash proceeds of certain other customary events, including certain asset sales (but excluding sales of ABL Priority Collateral), including customary reinvestment rights and leverage-based step-downs to 25% and 0%, in each case, subject to certain exceptions.

Third Amended and Restated Loan and Security Agreement (ABL). On the Closing Date, we, through direct and indirect subsidiaries, entered into a Third Amended and Restated Loan and Security Agreement (the “ABL Agreement”) with various lenders. The ABL Agreement provides for a senior secured revolving loan facility (the “ABL Revolver”) with aggregate commitments available to Company of the lesser of (i) $150.0 million and (ii) a specified borrowing base based on a percentage of our eligible credit card receivables, accounts (subject to certain limitations) and inventory (subject to certain limitations), less certain reserves (the “Aggregate Borrowing Cap”). Furthermore, the ABL Agreement includes separate borrowing caps equal to (A) the lesser of (1) $100.0 million and (2) a specified borrowing base based on a percentage of the certain of the Company's subsidiaries eligible credit card receivables, accounts (subject to certain limitations) and inventory (subject to certain limitations), less certain reserves.

As of the March 27, 2021, the ABL Revolver was undrawn.

The ABL Revolver will mature on March 10, 2025, unless the maturity is accelerated subject to the terms set forth in the ABL Agreement. Subject to an intercreditor agreement, we are required to repay the excess amount of borrowings under the ABL Revolver if: (i) the aggregate outstanding principal amount of all of our borrowings under the ABL Revolver at any time exceeds the Aggregate Borrowing Cap, or (ii) the aggregate outstanding principal amount of all borrowings of certain of our subsidiaries exceeds their borrowing caps.

Franchise Group New Holdco Term Loan and ABL Term Loan. On February 14, 2020, as part of the American Freight Acquisition, we, through direct and indirect subsidiaries, entered into a $675.0 million credit facility, which included a $575.0 million senior secured term loan (the “FGNH Term Loan”) and a $100.0 million senior secured asset based term loan (the “FGNH ABL Term Loan”), to finance the transaction and repay the existing Sears Outlets and Buddy’s term loans for an amount of $106.7 million and $101.6 million including accrued interest, respectively. The FGNH Term Loan will mature on February 24, 2025 and the FGNH ABL Term Loan will mature on September 30, 2020. We are required to repay the FGNH Term Loan in equal quarterly installments of $6.25 million on the last day of each fiscal quarter, which commenced on June 27, 2020. On September 23, 2020, we repaid in full all amounts that were outstanding under the FGNH ABL Term Loan and terminated the FGNH ABL Credit Agreement. On September 23, 2020, we entered into a New ABL Credit Agreement which provides for a New ABL Revolver in which we have borrowed approximately $32.7 million. On March 10, 2021, we repaid all amounts outstanding under the New ABL Credit Agreement.
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

On March 10, 2021, the outstanding principal balance of $43.0 million under the Vitamin Shoppe ABL Revolver was paid in full with the proceeds from the First Lien Term Loan and the Second Lien Term Loan.

For more information on the long-term obligations, refer to "Note 7. Long-Term Obligations”, to the Consolidated Financial Statements in Item 1.

Other factors affecting our liquidity

Tax Receivable Agreement. We may be required to make payments under the Tax Receivable Agreement ("TRA Payments") to the former equity holders of Buddy's (the "Buddy’s Members"). Under the terms of the Tax Receivable Agreement, we agreed to pay the Buddy's Members 40% of the cash savings, if any, in federal, state and local taxes that we realize or are deemed to realize as a result of any increases in tax basis of the assets of New Holdco resulting from future redemptions or exchanges of New Holdco units held by the Buddy's Members. Any future obligations and the timing of such payments under the Tax Receivable Agreement, however, are subject to several factors, including (i) the timing of subsequent exchanges of New Holdco units by the Buddy’s Members, (ii) the price of our common stock at the time of exchange, (iii) the extent to which such exchanges are taxable, (iv) the ability to generate sufficient future taxable income over the term of the Tax Receivable Agreement to realize the tax benefits and (v) any future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. Although the amount of the TRA Payments would reduce the total cash flow to us and New Holdco, we expect the cash tax savings we will realize from the utilization of the related tax benefits would be sufficient to fund the required payments. As of March 27, 2021, we have TRA Payments due to the Buddy's Members of $16.8 million.

Dividends. On May 4, 2021, our Board of Directors declared a quarterly dividend to common stockholders of $0.375 per share and preferred stockholders of $0.46875 per share. The cash dividends will be paid on or about July 15, 2021 to holders of record of our common stock and preferred stock on the close of business on July 1, 2021. On March 2, 2021, our Board of Directors declared a quarterly dividend to common stockholders of $0.375 per share and preferred stockholders of $0.46875 per share. The cash dividends were paid on or about April 15, 2021 to holders of record of our common stock and preferred stock on the close of business on March 31, 2021. The payment of dividends is at the discretion of our Board of Directors and depends, among other things, on our earnings, capital requirements, and financial condition. Our ability to pay dividends is also subject to compliance with financial covenants that are contained in our credit facility and may be restricted by any future indebtedness that we incur or issuances of our preferred stock. In addition, applicable law requires our Board of Directors to determine that we have adequate surplus prior to the declaration of dividends. We cannot provide an assurance that we will pay dividends at any specific level or at all.

Future cash needs and capital requirements

Operating and financing cash flow needs. Following transactions completed subsequent to March 27, 2021, our primary cash needs will include the payment of scheduled debt and interest payments, capital expenditures and normal operating activities. We believe that the revolving credit facilities along with cash from operating activities, will be sufficient to support our cash flow needs for at least the next twelve months.

Several factors could affect our cash flow in future periods, including the following:

•The extent to which we extend additional operating financing to our franchisees beyond the levels of prior periods;

•The extent and timing of capital expenditures;

•The extent and timing of future acquisitions;

•Our ability to integrate our acquisitions and implement business and cost savings initiatives to improve profitability; and

•The extent, if any, to which our Board of Directors elects to continue to declare dividends on our common stock.

Compliance with debt covenants. Our revolving credit and long-term debt agreements impose restrictive covenants on us, including requirements to meet certain ratios. As of March 27, 2021, we were in compliance with all covenants under these agreements and, based on a continuation of current operating results, we expect to be in compliance for the remainder of fiscal 2021.

Off Balance Sheet Arrangements

From time to time, we have been party to interest rate swap agreements. These swaps effectively changed the variable-rate of our credit facility into a fixed rate credit facility. We also enter into forward contracts to eliminate exposure related to foreign currency fluctuations in connection with the short-term advances we make to our Canadian subsidiary in order to fund personal income tax refund discounting for our Canadian operations. All amounts related to the interest rate swaps and forward contracts are immaterial as of March 27, 2021.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various types of market risk in the normal course of our business, including the impact of interest rate changes. We may enter into interest rate swaps to manage exposure to interest rate changes. We do not enter into derivative instruments for any purpose other than cash flow hedging and we do not hold derivative instruments for trading purposes.

Our exposure to interest rate risk relates to our long-term debt obligations, as they bear interest at LIBOR, reset periodically and have an interest rate margin. Assuming our revolving credit facility was fully drawn, a ten basis point change in the interest rates would change our annual interest expense by $1.5 million.

ITEM 4
CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 27, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 27, 2021, the Company’s disclosure controls and procedures were designed and functional effectively to provide reasonable assurance that information required to be disclosed in reports that the Company files or submits under the Exchange act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

On March 10, 2021, the Company acquired Pet Supplies Plus. The Company is in the process of implementing its internal control structure over the acquired business's operations.

Other than the Pet Supplies Plus Acquisition noted above, there have been no changes in our internal control over financial reporting during the fiscal quarter ended March 27, 2021 that have materially affected, or our reasonably like to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1
LEGAL PROCEEDINGS
For information regarding legal proceedings, please see "Note 13. Commitments and Contingencies" in the Notes to the Consolidated Financial Statements, which information is incorporated herein by reference.
ITEM 1A
RISK FACTORS

There are no additional risk factors that should be considered in addition to the risk factors described in Part I, Item 1A, in its Annual Report on Form 10-K for the period ended December 26, 2020, except as described below.

Our Company is subject to environmental, health, and safety laws and regulations that could result in costs to us.

In connection with the ownership and operations at our store locations and distribution centers, we are subject to laws and regulations relating to the protection of the environment and health and safety matters, including those governing the management and disposal of wastes and the cleanup of contaminated sites. If we or our franchisees fail to comply with environmental laws and regulations, we be subject to various penalties, including fines and other sanctions, cleanup costs, and third-party claims. Although we have taken steps intended to mitigate these risks and we are not currently aware of any remedial obligations at our sites, any liability which might be attributable to the Company could have a material adverse impact on our business, results of operations and financial condition.

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities of the Company which were not previously reported in a Current Report on Form 8-K for the period covered by this quarterly report.

SHARE REPURCHASES

Our Board of Directors has authorized up to $10.0 million for share repurchases. This authorization has no specific expiration date and cash proceeds from stock option exercises and other expenditures can increase or decrease the amount of the authorization. During the three months ended March 27, 2021, we did not repurchase any shares of our common stock.

ITEM 3
DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4
MINE SAFETY DISCLOSURES

None.
ITEM 5
OTHER INFORMATION
None.

ITEM 6
EXHIBITS

We have filed the following exhibits as part of this quarterly report:

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
X

2.6
Membership Interest Purchase Agreement, by and between NextPoint Acquisition Corp. and Franchise Group Intermediate L, LLC, dated as of February 21, 2021 (incorporated by reference to Exhibit 2.1 to Form 8-K, File No. 001-35588 filed February 22, 2021).
X

2.7
Amended and Restated Equity Purchase Agreement, dated as of March 3, 2021, by and among Franchise Group Newco PSP, LLC, PSP Holdings, LLC, Sentinel Capital Partners VI-A, L.P., Sentinel PSP Blocker, Inc., PSP Midco, LLC, PSP Intermediate, LLC, Sentinel Capital Partners, L.L.C., solely for purposes of agreeing to the covenants set forth in Section 6.8 and Section 6.9 thereof, effective as of immediately prior to the Closing (as defined therein), a newly formed Delaware limited liability company to be named PSP Midco Holdings, LLC, and Franchise Group, Inc., solely for purposes of agreeing to the covenants set forth in Section 10.19 thereof (incorporated by reference to Exhibit 2.1 to Form 8-K, File No. 001-35588 filed March 8, 2021).
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
X

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
X

3.1.5
Certificate of Increase of the Number of Shares of 7.50% Series A Cumulative Perpetual Preferred Stock of Franchise Group, Inc., filed with the Secretary of State of the State of Delaware on January 15, 2021 (incorporated by reference to Exhibit 3.1 to Form 8-K, File No. 001-35588 filed January 15, 2021).
X

3.2	Second Amended and Restated Bylaws of Liberty Tax, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K, File No. 001-35588 filed on July 15, 2014).	X

10.1
Underwriting Agreement, dated as of January 11, 2021, by and between the Company and B. Riley Securities, Inc., as representative of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to Form 8-K, File No. 001-35588 filed January 15, 2021).
X

10.2
First Lien Credit Agreement, dated March 10, 2021, among Franchise Group, Inc., a Delaware corporation, as a Borrower and as Lead Borrower, Franchise Group Newco PSP, LLC, a Delaware limited liability company, Valor Acquisition, LLC, a Delaware limited liability company, and Franchise Group Newco Intermediate AF, LLC, a Delaware limited liability company, each as a Borrower, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed March 15, 2021).
X

10.3
First Lien Guarantee Agreement, dated March 10, 2021, among Franchise Group, Inc., a Delaware corporation, Franchise Group Newco PSP, LLC, a Delaware limited liability company, Valor Acquisition, LLC, a Delaware limited liability company, Franchise Group Newco Intermediate AF, LLC, a Delaware limited liability company, the other Guarantors party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to Form 8-K, File No. 001-35588 filed March 15, 2021).
X

10.4
First Lien Collateral Agreement, dated March 10, 2021, among Franchise Group, Inc., a Delaware corporation, Franchise Group Newco PSP, LLC, a Delaware limited liability company, Valor Acquisition, LLC, a Delaware limited liability company, Franchise Group Newco Intermediate AF, LLC, a Delaware limited liability company, the other Grantors party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.3 to Form 8-K, File No. 001-35588 filed March 15, 2021).
X

10.5
Second Lien Credit Agreement, dated March 10, 2021, among Franchise Group, Inc., a Delaware corporation, as a Borrower and as Lead Borrower, Franchise Group Newco PSP, LLC, a Delaware limited liability company, Valor Acquisition, LLC, a Delaware limited liability company, and Franchise Group Newco Intermediate AF, LLC, a Delaware limited liability company, each as a Borrower, the Lenders from time to time party thereto and Alter Domus (US) LLC, as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.4 to Form 8-K, File No. 001-35588 filed March 15, 2021).
X

10.6
Second Lien Guarantee Agreement, dated March 10, 2021, among Franchise Group, Inc., a Delaware corporation, Franchise Group Newco PSP, LLC, a Delaware limited liability company, Valor Acquisition, LLC, a Delaware limited liability company, Franchise Group Newco Intermediate AF, LLC, a Delaware limited liability company, the other Guarantors party thereto and Alter Domus (US) LLC, as Administrative Agent (incorporated by reference to Exhibit 10.5 to Form 8-K, File No. 001-35588 filed March 15, 2021).
X

10.7
Second Lien Collateral Agreement, dated March 10, 2021, among Franchise Group, Inc., a Delaware corporation, Franchise Group Newco PSP, LLC, a Delaware limited liability company, Valor Acquisition, LLC, a Delaware limited liability company, Franchise Group Newco Intermediate AF, LLC, a Delaware limited liability company, the other Grantors party thereto and Alter Domus (US) LLC, as Collateral Agent (incorporated by reference to Exhibit 10.6 to Form 8-K, File No. 001-35588 filed March 15, 2021).
X

10.8
Third Amended and Restated Loan and Security Agreement, dated March 10, 2021 (as the same may be amended, restated, amended and restated, supplemented or otherwise modified from time to time), among Franchise Group, Inc., a Delaware corporation, as Administrative Borrower and a Borrower, American Freight Outlet Stores, LLC, a Delaware limited liability company, American Freight, LLC, a Delaware limited liability company, Franchise Group Newco PSP, LLC, a Delaware limited liability company, Pet Supplies “Plus”, LLC, a Delaware limited liability company, Valor Acquisition, LLC, a Delaware limited liability company, Vitamin Shoppe Industries LLC, a New York limited liability company, Franchise Group Newco Intermediate AF, LLC, a Delaware limited liability company, each as a Borrower, the Guarantors from time to time party thereto, the Lenders and other entities from time to time parties thereto and JPMorgan Chase Bank, N.A., as Agent (incorporated by reference to Exhibit 10.7 to Form 8-K, File No. 001-35588 filed March 15, 2021).
X

10.9
Second Amended and Restated Guaranty Agreement, dated March 10, 2021 (as it may be amended, restated, amended and restated, supplemented or otherwise modified from time to time), among Franchise Group, Inc., a Delaware corporation, as a Guarantor, the other Guarantors from time to time party thereto and JPMorgan Chase Bank, N.A., as Agent (incorporated by reference to Exhibit 10.8 to Form 8-K, File No. 001-35588 filed March 15, 2021).
X

10.10
Third Amended and Restated Pledge Agreement, dated March 10, 2021 (as the same may be amended, restated, amended and restated, supplemented or otherwise modified from time to time), among Franchise Group, Inc., a Delaware corporation, as Administrative Borrower and a Pledgor, the other Pledgors from time to time party thereto and JPMorgan Chase Bank, N.A., as Agent (incorporated by reference to Exhibit 10.9 to Form 8-K, File No. 001-35588 filed March 15, 2021).
X

31.1	Certification of Chief Executive Officer	X

31.2	Certification of Chief Financial Officer	X

32.1	Section 1350 Certification (Chief Executive Officer)	X

32.2	Section 1350 Certification (Chief Financial Officer)	X

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2021, formatted in Inline XBRL, filed herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Condensed Consolidated Statements of Stockholders’ Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements	X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2021, formatted in Inline XBRL (included with Exhibit 101)	X
(1) This exhibit is furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANCHISE GROUP, INC. (Registrant)

May 6, 2021	By:	/s/ Brian R. Kahn
Brian R. Kahn Chief Executive Officer and Director (Principal Executive Officer)

May 6, 2021	By:	/s/ Eric F. Seeton
Eric F. Seeton Chief Financial Officer (Principal Financial and Accounting Officer)