Form 10-Q
period 2021-06-26
Franchise Group, Inc.
filed 2021-08-03
CIK 1528930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 26, 2021

OR

 ☐        Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission File Number 001-35588

Franchise Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-3561876
(State of incorporation)	(IRS employer identification no.)

109 Innovation Court, Suite J
Delaware, Ohio 43015
(Address of principal executive offices)
(740) 363-2222
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the registrant's common stock, par value $0.01 value per share, as of July 30, 2021 was 40,228,467 shares.

FRANCHISE GROUP, INC. AND SUBSIDIARIES

Form 10-Q for the Quarterly Period Ended June 26, 2021

PART I. FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS (UNAUDITED)

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands, except share count and per share data)	June 26, 2021	December 26, 2020
Assets	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$165,432	$148,780
Current receivables, net	81,075	67,335
Inventories, net	504,726	302,307
Current assets held for sale	113,671	43,023
Other current assets	21,558	13,997
Total current assets	886,462	575,442
Property, equipment, and software, net	208,499	135,872
Non-current receivables, net	12,200	12,800
Goodwill	787,241	448,258
Intangible assets, net	312,180	109,892
Operating lease right-of-use assets	666,537	502,104
Non-current assets held for sale	—	55,116
Other non-current assets	14,332	8,428
Total assets	$2,887,451	$1,847,912
Liabilities and Stockholders' Equity
Current liabilities:
Current installments of long-term obligations	$11,544	$104,053
Current operating lease liabilities	158,801	127,032
Accounts payable and accrued expenses	351,096	252,389
Current liabilities held for sale	33,422	40,576
Other current liabilities	30,261	25,174
Total current liabilities	585,124	549,224
Long-term obligations, excluding current installments	1,245,377	466,944
Non-current operating lease liabilities	522,005	402,276
Non-current liabilities held for sale	—	8,779
Other non-current liabilities	46,950	35,522
Total liabilities	2,399,456	1,462,745

Stockholders' equity:
Common stock, $0.01 par value per share, 180,000,000 and 180,000,000 shares authorized, 40,208,564 and 40,092,260 shares issued and outstanding at June 26, 2021 and December 26, 2020, respectively	402	401
Preferred stock, $0.01 par value per share, 20,000,000 and 20,000,000 shares authorized, 4,541,125 and 1,250,000 shares issued and outstanding at June 26, 2021 and December 26, 2020, respectively	45	13
Additional paid-in capital	467,351	382,383
Accumulated other comprehensive loss, net of taxes	(973)	(1,399)
Retained earnings	21,170	3,769
Total equity attributable to Franchise Group, Inc.	487,995	385,167
Non-controlling interest	—	—
Total equity	487,995	385,167
Total liabilities and equity	$2,887,451	$1,847,912

See accompanying notes to condensed consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except share count and per share data)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Revenues:
Product	$805,768	$466,709	$1,389,585	$940,214
Service and other	48,193	13,669	76,768	26,691
Rental	8,797	17,176	17,750	33,596
Total revenues	862,758	497,554	1,484,103	1,000,501
Operating expenses:
Cost of revenue:
Product	522,576	277,582	861,991	565,400
Service and other	934	701	1,339	1,457
Rental	2,935	5,508	5,940	11,450
Total cost of revenue	526,445	283,791	869,270	578,307
Selling, general, and administrative expenses	278,157	198,986	503,702	410,262
Total operating expenses	804,602	482,777	1,372,972	988,569
Income from operations	58,156	14,777	111,131	11,932
Other expense:
Other	—	(28)	(36,726)	(4,048)
Interest expense, net	(22,865)	(27,877)	(70,300)	(52,389)
Income (loss) from continuing operations before income taxes	35,291	(13,128)	4,105	(44,505)
Income tax expense (benefit)	2,770	3,510	(81)	(52,108)
Income (loss) from continuing operations	32,521	(16,638)	4,186	7,603
Income (loss) from discontinued operations, net of tax	6,215	(5,304)	48,363	32,353
Net income (loss)	38,736	(21,942)	52,549	39,956
Less: Net loss (income) attributable to non-controlling interest	—	269	—	(2,090)
Net income (loss) attributable to Franchise Group, Inc.	$38,736	$(21,673)	$52,549	$37,866

Amounts attributable to Franchise Group, Inc.:
Net income (loss) from continuing operations	$32,521	$(16,361)	$4,186	$(6,278)
Net income (loss) from discontinued operations	6,215	(5,312)	48,363	44,144
Net income attributable to Franchise Group, Inc.	$38,736	$(21,673)	$52,549	$37,866

Basic earnings (loss) per share:
Continuing operations	$0.76	$(0.47)	$—	$(0.22)
Discontinued operations	0.15	(0.15)	1.20	1.51
Total basic earnings per share	$0.91	$(0.62)	$1.20	$1.29

Diluted earnings (loss) per share:
Continuing operations	$0.74	$(0.47)	$—	$(0.22)
Discontinued operations	0.15	(0.15)	1.20	1.51
Total diluted earnings per share	$0.89	$(0.62)	$1.20	$1.29

Weighted-average shares outstanding:
Basic	40,175,058	34,972,364	40,142,571	29,173,172
Diluted	40,905,567	34,972,364	40,142,571	29,173,172

See accompanying notes to condensed consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Net income (loss)	$38,736	$(21,942)	$52,549	$39,956
Other comprehensive income (loss)
Unrealized (gain) loss on interest rate swap agreement, net of taxes of $(1), $(3), $13, and $(31), respectively	(2)	(7)	45	(80)
Foreign currency translation adjustment	158	381	381	(491)
Forward contracts related to foreign currency exchange rates	(17)	4	—	6
Other comprehensive income (loss)	139	378	426	(565)
Comprehensive income (loss)	38,875	(21,564)	52,975	39,391
Less: comprehensive loss (income) attributable to non-controlling interest	—	269	—	(1,915)
Comprehensive income (loss) attributable to Franchise Group, Inc.	$38,875	$(21,295)	$52,975	$37,476

 See accompanying notes to condensed consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Three Months Ended June 26, 2021
(In thousands)	Common stock shares	Common stock	Preferred stock shares	Preferred stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Total Franchise Group equity	Non-controlling interest	Total equity
Balance at March 27, 2021	40,157	$402	4,541	$45	$464,106	$(1,112)	$19	$463,460	$—	$463,460
Net income	—	—	—	—	—	—	38,736	38,736	—	38,736
Total other comprehensive income	—	—	—	—	—	139	—	139	—	139
Exercise of stock options	33	—	—	—	360	—	—	360	—	360
Stock-based compensation expense, net	18	—	—	—	2,884	—	—	2,884	—	2,884
Issuance of common stock	—	—	—	—	—	—	—	—	—	—
Issuance of Series A Preferred Stock	—	—	—	—	1	—	—	1	—	1
Common dividend declared ($0.375 per share)	—	—	—	—	—	—	(15,457)	(15,457)	—	(15,457)
Preferred dividend declared ($0.469 per share)	—	—	—	—	—	—	(2,128)	(2,128)	—	(2,128)
Balance at June 26, 2021	40,208	$402	4,541	$45	$467,351	$(973)	$21,170	$487,995	$—	$487,995

	Six Months Ended June 26, 2021
(In thousands)	Common stock shares	Common stock	Preferred stock shares	Preferred stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Total Franchise Group equity	Non-controlling interest	Total equity
Balance at December 26, 2020	40,092	$401	1,250	$13	$382,383	$(1,399)	$3,769	$385,167	$—	$385,167
Net income	—	—	—	—	—	—	52,549	52,549	—	52,549
Total other comprehensive income	—	—	—	—	—	426	—	426	—	426
Exercise of stock options	36	—	—	—	385	—	—	385	—	385
Stock-based compensation expense, net	80	1	—	—	5,073	—	—	5,074	—	5,074
Issuance of common stock	—	—	—	—	—	—	—	—	—	—
Issuance of Series A Preferred Stock	—	—	3,291	32	79,510	—	—	79,542	—	79,542
Common dividend declared ($0.375 per share)	—	—	—	—	—	—	(30,891)	(30,891)	—	(30,891)
Preferred dividend declared ($0.469 per share)	—	—	—	—	—	—	(4,257)	(4,257)	—	(4,257)
Balance at June 26, 2021	40,208	$402	4,541	$45	$467,351	$(973)	$21,170	$487,995	$—	$487,995

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Three Months Ended June 27, 2020
(In thousands)	Common stock shares	Common stock	Preferred stock shares	Preferred stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Total Franchise Group equity	Non-controlling interest	Total equity
Balance at March 29, 2020	29,653	$297	1,099	$11	$237,354	$(2,306)	$73,652	$309,008	$20,013	$329,021
Changes and distributions of non-controlling interest in New Holdco	—	—	—	—	19,919	(175)	—	19,744	(19,744)	—
Net loss	—	—	—	—	—	—	(21,673)	(21,673)	(269)	(21,942)
Total other comprehensive income	—	—	—	—	—	378	—	378	—	378
Exercise of stock options	23	—	—	—	186	—	—	186	—	186
Stock-based compensation expense, net	15	—	—	—	1,817	—	—	1,817	—	1,817
Conversion of preferred to common stock	5,496	55	(1,099)	(11)	(9,751)	—	—	(9,707)	—	(9,707)
Dividend declared ($0.25 per share)	—	—	—	—	—	—	(9,044)	(9,044)	—	(9,044)
Balance at June 27, 2020	35,187	$352	—	$—	$249,525	$(2,103)	$42,935	$290,709	$—	$290,709

	Six Months Ended June 27, 2020
(In thousands)	Common stock shares	Common stock	Preferred stock shares	Preferred stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Total Franchise Group equity	Non-controlling interest	Total equity
Balance at December 29, 2019	18,250	$183	1,887	$19	$108,339	$(1,538)	$18,388	$125,391	$26,370	$151,761
Changes and distributions of non-controlling interest in New Holdco	—	—	—	—	23,744	(175)	—	23,569	(25,927)	(2,358)
Net income	—	—	—	—	—	—	37,866	37,866	2,090	39,956
Total other comprehensive loss	—	—	—	—	—	(390)	—	(390)	(175)	(565)
Exercise of stock options	23	—	—	—	186	—	—	186	—	186
Stock-based compensation expense, net	18	—	—	—	4,265	—	—	4,265	—	4,265
Issuance of common stock	7,462	75	—	—	123,019	—	—	123,094	—	123,094
Conversion of preferred to common stock	9,434	94	(1,887)	(19)	(10,028)	—	—	(9,953)	—	(9,953)
Dividend declared ($0.25 per share)	—	—	—	—	—	—	(15,677)	(15,677)	—	(15,677)
Adjustment	—	—	—	—	—	—	2,358	2,358	(2,358)	—
Balance at June 27, 2020	35,187	$352	—	$—	$249,525	$(2,103)	$42,935	$290,709	$—	$290,709

See accompanying notes to condensed consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
(In thousands)	June 26, 2021	June 27, 2020
Operating Activities
Net income	$52,549	$39,956
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,910	3,403
Depreciation, amortization and impairment charges	31,157	33,792
Amortization of deferred financing costs	33,197	21,554
Loss (gain) on disposal of fixed assets	645	(166)
Stock-based compensation expense - equity awards	5,478	4,339
(Gain) on bargain purchases and sales of Company-owned offices	(731)	(1,258)
Equity in loss of affiliate	—	15
Deferred tax expense	—	7,739
Prepayment penalty for early debt extinguishment	36,726	—
Change in
Accounts, notes, and interest receivable	3,832	(1,784)
Income taxes receivable	2,215	(53,156)
Other assets	3,867	1,015
Accounts payable and accrued expenses	9,089	134
Inventory	(77,410)	84,434
Deferred revenue	3,102	8,938
Net cash provided by operating activities	105,626	148,955
Investing Activities
Issuance of operating loans to franchisees and Area Developers ("ADs")	(17,612)	(28,876)
Payments received on operating loans to franchisees and ADs	23,013	49,612
Purchases of Company-owned offices, AD rights, and acquired customer lists	(401)	(2,299)
Proceeds from sale of Company-owned offices and AD rights	293	989
Acquisition of business, net of cash and restricted cash acquired	(462,821)	(353,423)
Purchases of property, equipment, and software	(24,627)	(16,212)
Net cash (used in) in investing activities	(482,155)	(350,209)
Financing Activities
Proceeds from the exercise of stock options	386	187
Dividends paid	(32,808)	(10,406)
Non-controlling interest distribution	—	(4,716)
Repayment of other long-term obligations	(771,511)	(410,798)
Borrowings under revolving credit facility	6,724	142,000
Repayments under revolving credit facility	(84,874)	(112,760)
Issuance of common stock	—	92,082
Issuance of preferred stock	79,542	—
Payment for debt issue costs and original issuance discounts	(50,776)	(14,604)
Prepayment penalty for early debt extinguishment	(36,726)	—
Issuance of debt	1,300,000	586,000
Cash paid for taxes on exercises/vesting of stock-based compensation	(404)	(73)
Net cash provided by financing activities	409,553	266,912
Effect of exchange rate changes on cash, net	142	(234)
Net increase in cash equivalents and restricted cash	33,166	65,424
Cash, cash equivalents and restricted cash at beginning of period	151,502	45,146
Cash, cash equivalents and restricted cash at end of period	$184,668	$110,570
Supplemental Cash Flow Disclosure
Cash paid for taxes, net of refunds	$1,284	$493
Cash paid for interest	$61,249	$26,857
Accrued capital expenditures	$3,406	$2,608
Deferred financing costs from issuance of common stock	$—	$31,013
Capital expenditures funded by finance lease liabilities	$1,211	$—
Tax receivable agreement included in other long-term liabilities	$—	$17,156
See accompanying notes to condensed consolidated financial statements.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

(In thousands)	June 26, 2021	June 27, 2020
Cash and cash equivalents	$165,432	$92,407
Restricted cash included in other non-current assets	367	5,097
Cash and cash equivalents for discontinued operations	18,869	13,066
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$184,668	$110,570

Amounts included in other non-current assets represent those required to be set aside by a contractual agreement with an insurer for the payment of specific workers’ compensation claims.

FRANCHISE GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 26, 2021 and June 27, 2020

(1) Basis of Presentation

Unless otherwise stated, references to the "Company," "we," "us," and "our" in this Quarterly Report on Form 10-Q (the "Quarterly Report") refer to Franchise Group, Inc. and its direct and indirect subsidiaries on a consolidated basis. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with Exhibit 99.1 of Form 8-K filed on June 25, 2021, to reflect certain retrospective revisions for discontinued operations and changes in reportable segments in the consolidated financial statements of the Company in its Annual Report on Form 10-K for the year ended December 26, 2020 that was previously filed with the Securities and Exchange Commission (“SEC”) on March 10, 2021 (the “Form 10-K”).

In the opinion of management, all adjustments (including those of a normal recurring nature) necessary for a fair presentation of such condensed consolidated financial statements in accordance with GAAP have been recorded. The December 26, 2020 balance sheet information was derived from the audited financial statements as of that date.

Discontinued Operations

As previously disclosed, on February 21, 2021 the Company entered into a purchase agreement (the " Purchase Agreement") to sell its Liberty Tax business to NextPoint Acquisition Corp ("NextPoint"), a special purpose acquisition corporation incorporated under the laws of the Province of British Columbia (the "Transaction"). On July 2, 2021 the Company completed the Transaction and received total consideration of approximately $249 million consisting of approximately $182 million in cash and approximately $67 million in proportionate voting shares of NextPoint. In the quarter ending September 25, 2021, the Company expects to record a gain on the sale and a non-consolidated investment in NextPoint. As a result of the Transaction, the financial position and results of operations of the Liberty Tax segment are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. The accompanying Notes to the Condensed Consolidated Financial Statements and all prior year balances have been reclassified to conform to this presentation. Please refer to "Note 3. Divestitures" for additional information regarding discontinued operations.

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

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes", which amends and simplifies the requirements for income taxes. The ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. The adoption did not result in a material impact to the Company's financial results or disclosures.

(2) Acquisitions

The assets acquired and liabilities assumed in the acquisitions below are recorded at fair value in accordance with ASC 805 - "Business Combinations." Goodwill is calculated as the excess of the purchase price over the fair value of the net assets acquired. The goodwill recognized is attributable to operational synergies in the expected franchise models and growth opportunities. The recorded goodwill is deductible for tax purposes.

Pet Supplies Plus Acquisition

On March 10, 2021, the Company completed its acquisition of Pet Supplies Plus (the "Pet Supplies Plus Acquisition"). The preliminary fair value of the consideration transferred at the acquisition date was $451.1 million. As of June 26, 2021, $5.5 million of acquisition fees had been incurred that are recorded in selling, general and administrative expenses.

The table below summarizes the unaudited preliminary estimates of the fair values of the identifiable assets acquired and liabilities assumed in the Pet Supplies Plus Acquisition as of March 10, 2021. The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in an adjustment to the preliminary values presented below. In the three months ended June 26, 2021 the preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed were adjusted which resulted in an increase in goodwill of $0.6 million. The Company expects to complete the purchase price allocation as soon as reasonably possible but not to exceed one year from the Pet Supplies Plus Acquisition date.

(In thousands)	Preliminary March 10, 2021
Cash and cash equivalents	$2,131
Other current assets	39,844
Inventories, net	118,600
Property, equipment and software, net	75,616
Goodwill	335,690
Operating lease right-of-use assets	151,243
Other intangible assets, net	205,800
Other non-current assets	6,393
Total assets	935,317
Current operating lease liabilities	25,405
Accounts payable and accrued expenses	80,404
Other current liabilities	3,372
Current installments of long-term obligations	3,507
Long-term obligations, excluding current installments	247,458
Non-current operating lease liabilities	114,292
Other long-term liabilities	9,761
Total liabilities	484,199
Consideration transferred	$451,118

Other intangible assets, net consists of the Pet Supplies Plus trade name as an indefinite-lived intangible asset with a fair value of $104.4 million. The trade name is not subject to amortization but will be evaluated annually for impairment. Also included are franchise agreements of $67.1 million and customer relationships of $34.3 million.

Operating lease right-of-use assets and lease liabilities consists of leases for retail store locations, warehouses and office equipment. The operating lease right-of-use assets incorporates a favorable adjustment of $12.4 million, net for favorable and unfavorable Pet Supplies Plus real estate leases (as compared to prevailing market rates) which will be amortized over the remaining lease terms.

Property, equipment and software, net consists of fixtures and equipment of $37.0 million, leasehold improvements of $33.5 million, construction in progress of $3.5 million and financing leases of $1.7 million.

Other non-current assets includes $0.4 million of restricted cash.

Furniture Factory Outlet Acquisition

On December 27, 2020, the Company completed the acquisition of Furniture Factory Outlet ("FFO Home"), a regional retailer of furniture and mattresses, for an all cash purchase price of $13.8 million. The Company acquired 31 operating locations which were rebranded as American Freight stores and included into its American Freight segment. As of June 26, 2021, $0.4 million of acquisition fees had been incurred that are recorded in selling, general and administrative expenses.

(In thousands)	Preliminary December 27, 2020
Cash and cash equivalents	$6
Other current assets	96
Inventories, net	6,450
Property, equipment and software, net	2,934
Goodwill	3,293
Operating lease right-of-use assets	26,571
Total assets	39,350
Current operating lease liabilities	2,587
Other current liabilities	299
Non-current operating lease liabilities	22,624
Total liabilities	25,510
Consideration transferred	$13,840

Operating lease right-of-use assets and lease liabilities consists of leases for retail store locations. The lease right of use assets incorporates a favorable adjustment of $1.4 million, net for favorable and unfavorable FFO Home leases (as compared to prevailing market rates) which will be amortized over the remaining lease terms.

The property, equipment and software, net consists of leasehold improvements of $2.5 million and fixtures and equipment of $0.4 million.

American Freight Acquisition

On February 14, 2020, the Company completed its acquisition of American Freight (the "American Freight Acquisition") for an aggregate purchase price of $357.3 million. The Company accounted for the transaction as a business combination using the acquisition method of accounting.

Pro forma financial information

The following unaudited consolidated pro forma summary has been prepared by adjusting the Company's historical data to give effect to the Pet Supplies Plus and American Freight acquisitions as if they had occurred on December 28, 2019.

	Pro forma (Unaudited)
	Three Months Ended		Six Months Ended
(In thousands)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Revenue	$862,758	$690,614	$1,677,693	$1,437,322
Net income	$36,298	$(10,312)	$58,339	$(43,599)
Basic net income per share	$0.85	$(0.29)	$1.35	$(1.49)
Diluted net income per share	$0.84	$(0.29)	$1.32	$(1.49)

The unaudited consolidated pro forma financial information was prepared in accordance with accounting standards and is not necessarily indicative of the results of operations that would have occurred if the Pet Supplies Plus and American Freight acquisitions had been completed on the date indicated, nor is it indicative of the future operating results of the Company.

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

(3) Discontinued Operations and Assets Disposition

As previously disclosed, on February 21, 2021, the Company and NextPoint entered into the Purchase Agreement to sell its Liberty Tax business to NextPoint. In connection with the Purchase Agreement, the parties entered into a transition services agreement pursuant to which both parties agreed to provide certain transition services to each other for a period not to exceed twelve months. On July 2, 2021, the Company completed the Transaction and received total consideration of approximately $249 million, consisting of approximately $182 million in cash and approximately $67 million in proportionate voting shares of NextPoint. In the quarter ended September 25, 2021, the Company expects to record a gain on the sale and a non-consolidated investment for the value of the shares received as consideration.

The following is a summary of the major categories of assets and liabilities for the Liberty Tax business. The balances for all periods are included in assets and liabilities held for sale in the Condensed Consolidated Balance Sheet.

Assets	June 26, 2021	December 26, 2020
(In thousands)
Current assets:
Cash and cash equivalents	$18,869	$2,722
Current receivables, net	31,218	33,525
Other current assets	7,256	6,776
Total current assets	57,343	43,023
Property, equipment, and software, net	11,091	7,634
Non-current receivables, net	2,767	3,889
Goodwill	9,058	8,719
Intangible assets, net	23,577	24,804
Operating lease right-of-use assets	8,678	8,771
Other non-current assets	1,157	1,299
Total assets held for sale	$113,671	$98,139
Liabilities and Stockholders' Equity
Current liabilities:
Current installments of long-term obligations	$409	$1,335
Current operating lease liabilities	4,828	4,658
Accounts payable and accrued expenses	13,072	20,200
Other current liabilities	6,830	14,383
Total current liabilities	25,139	40,576
Long-term obligations, excluding current installments	1,590	1,711
Non-current operating lease liabilities	4,567	4,738
Other non-current liabilities	2,126	2,330
Total liabilities held for sale	$33,422	$49,355

The following is a Condensed Consolidated Statement of Operations for the Liberty Tax business. The amounts for all periods are included in "Income (loss) from discontinued operations, net of tax" in the Company's Condensed Consolidated Statements of Operations.

	Three Months Ended		Six Months Ended
(In thousands)	June 26, 2021	June 28, 2020	June 26, 2021	June 28, 2020
Revenue	$30,513	$15,073	$106,993	$104,692
Selling, general, and administrative expenses	23,725	18,277	57,786	59,214
Income from operations	6,788	(3,204)	49,207	45,478
Other expense:
Other	16	20	168	(15)
Interest expense, net	10	(3,749)	—	(4,989)
Income before income taxes	6,814	(6,933)	49,375	40,474
Income tax expense	599	(1,629)	1,012	8,121
Net Income	6,215	(5,304)	48,363	32,353
Less: Net (income) attributable to non-controlling interest	—	(8)	—	11,791
Net income attributable to discontinued operations	$6,215	$(5,312)	$48,363	$44,144

The following is the operating and investing activities for the Liberty Tax business. These amounts are included in the Company's Condensed Consolidated Statement of Cash Flows.

	Six Months Ended
(In thousands)	June 26, 2021	June 28, 2020
Cash flows provided by operating activities from discontinued operations	$36,627	$47,881
Cash flows provided by investing activities from discontinued operations	$492	$17,781

(4) Goodwill and Intangible Assets

The Company performs impairment tests for goodwill as of the end of July of each fiscal year and between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair values of the Company's reporting units below their carrying values. There are no accumulated goodwill impairment losses recorded.

Changes in the carrying amount of goodwill for the six months ended June 26, 2021 are as follows:

	Vitamin Shoppe	American Freight	Pet Supplies Plus	Buddy's	Total
Balance as of December 26, 2020	1,277	367,882	—	79,099	448,258
Acquisitions	—	3,293	335,690	—	338,983
Balance as of June 26, 2021	$1,277	$371,175	$335,690	$79,099	$787,241

Components of intangible assets as of June 26, 2021 and December 26, 2020 were as follows:

	June 26, 2021
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite lived tradenames	197,700	—	197,700
Franchise agreements	77,600	(3,410)	74,190
Customer contracts	43,080	(3,622)	39,458
Reacquired rights	1,478	(646)	832
Total intangible assets	$319,858	$(7,678)	$312,180

	December 26, 2020
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite lived tradenames	$93,300	$—	$93,300
Customer contracts	8,781	(2,159)	6,622
Franchise agreements and non-compete agreements	10,500	(1,546)	8,954
Reacquired rights	1,478	(462)	1,016
Total intangible assets	$114,059	$(4,167)	$109,892

(5) Revenue

For details regarding the principal activities from which the Company generates its revenue, see "Note 1. Basis of Presentation" in this quarterly report. For more detailed information regarding reportable segments, see "Note 13. Segments" in this quarterly report. The following represents the disaggregated revenue by reportable segments for the three and six months ended June 26, 2021:

	June 26, 2021
	Vitamin Shoppe		American Freight		Pet Supplies Plus		Buddy's
(In thousands)	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended †	Three Months Ended	Six Months Ended
Retail sales	$302,473	$597,213	$239,476	$478,534	$156,851	$188,216	$1,069	$2,436
Wholesale sales	—	—	—	—	105,899	123,186	—	—
Total product revenue	302,473	597,213	239,476	478,534	262,750	311,402	1,069	2,436
Franchise fees	—	—	—	—	225	242	12	21
Royalties and advertising fees	82	82	411	411	5,597	6,727	3,302	7,181
Financial products	—	—	11,951	20,530	—	—	—	—
Interest income	—	—	290	585	71	84	—	—
Agreement, club and damage waiver fees	—	—	—	—	—	—	1,716	3,522
Warranty revenue	—	—	13,100	19,498	—	—	—	—
Other revenues	—	—	3,579	7,765	7,117	8,614	740	1,506
Total service revenue	82	82	29,331	48,789	13,010	15,667	5,770	12,230
Rental revenue, net	—	—	—	—	—	—	8,797	17,750
Total rental revenue	—	—	—	—	—	—	8,797	17,750
Total revenue	$302,555	$597,295	$268,807	$527,323	$275,760	$327,069	$15,636	$32,416

† Reflects the results from the March 10, 2021 acquisition date.

The following represents the disaggregated revenue by reportable segments for the three and six months ended June 27, 2020:

	June 27, 2020
	Vitamin Shoppe		American Freight		Pet Supplies Plus		Buddy's
(In thousands)	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Retail sales	$237,735	$513,622	$227,253	$423,353	$—	$—	$1,721	$3,239
Total product revenue	237,735	513,622	227,253	423,353	—	—	1,721	3,239
Franchise fees	—	—	—	—	—	—	13	13
Royalties and advertising fees	—	—	—	—	—	—	2,406	4,829
Financial products	—	—	686	1,291	—	—	—	—
Interest income	—	—	333	672	—	—	—	—
Agreement, club and damage waiver fees	—	—	—	—	—	—	3,369	6,689
Warranty revenue	—	—	4,727	8,979	—	—	—	—
Other revenues	—	—	1,428	2,879	—	—	707	1,339
Total service revenue	—	—	7,174	13,821	—	—	6,495	12,870
Rental revenue, net	—	—	—	—	—	—	17,176	33,596
Total rental revenue	—	—	—	—	—	—	17,176	33,596
Total revenue	$237,735	$513,622	$234,427	$437,174	$—	$—	$25,392	$49,705

Contract Balances

The following table provides information about receivables and contract liabilities (deferred revenue) from contracts with customers as of June 26, 2021 and December 26, 2020:

(In thousands)	June 26, 2021	December 26, 2020
Accounts Receivable	$68,760	$38,444
Notes receivable	$13,800	$28,240
Deferred revenue	$40,041	$25,616

Significant changes in deferred revenue were as follows:

	Three Months Ended	Six Months Ended
(In thousands)	June 26, 2021	June 26, 2021
Deferred revenue at beginning of period	$45,225	$25,616
Revenue recognized during the period	(28,338)	(21,709)
Deferred revenue from acquisitions	—	10,714
New deferred revenue during the period	23,154	25,420
Deferred revenue at end of period	$40,041	$40,041

Anticipated Future Recognition of Deferred Revenue

The following table reflects when deferred revenue is expected to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

(In thousands)	Fiscal Year
Remainder of 2021	$27,351
2022	1,473
2023	1,153
2024	597
2025	486
Thereafter	8,981
Total	$40,041

(6) Long-Term Obligations

Long-term obligations at June 26, 2021 and December 26, 2020 were as follows:

(In thousands)	June 26, 2021	December 26, 2020
Revolving credit facilities	$—	$78,310
Term loan, net of debt issuance costs	1,252,819	491,836
Finance lease liabilities	4,102	851
Total long-term obligations	1,256,921	570,997
Less current installments	11,544	104,053
Total long-term obligations, excluding current installments, net	$1,245,377	$466,944

First Lien Credit Agreement and Term Loan

On March 10, 2021 (the “Closing Date”), the Company entered into a First Lien Credit Agreement (the “First Lien Credit Agreement”) with various lenders that provides for a $1,000.0 million senior secured term loan (the “First Lien Term Loan”).

The Company’s obligations under the First Lien Credit Agreement are guaranteed by the Company and each of the Company’s other direct and indirect subsidiaries (other than certain excluded subsidiaries) pursuant to a First Lien Guarantee Agreement (the “First Lien Guarantee Agreement”) and are required to be guaranteed by each of the Company’s direct and indirect subsidiaries (other than certain excluded subsidiaries) that may be formed or acquired after the Closing Date. The obligations of the Company under the First Lien Credit Agreement are secured on a first priority basis by substantially all of the assets and are secured on a second priority basis by credit card receivables, accounts receivable, deposit accounts, securities accounts, commodity accounts, inventory and goods (other than equipment) of the Company, and in each case are required to be secured by such assets of the Company (other than certain excluded subsidiaries) that may be formed or acquired after the Closing Date.

The proceeds of the First Lien Term Loan, together with the proceeds of the Second Lien Term Loan (as defined below) and certain cash on hand of the Company, were used to consummate the Pet Supplies Plus Acquisition and to pay fees and expenses for certain related transactions, including the entry into the ABL Agreement (as defined below). A portion of the First Lien Term Loan and Second Lien Term Loan were also used to repay existing lenders.

The First Lien Term Loan will mature on March 10, 2026 and will bear interest at a variable rate with a floor of 5.50%. Interest is payable on either the last day of the interest period or the last business day of the calendar quarter. The Company is required to repay the First Lien Term Loan in equal quarterly installments of $2.5 million on the last day of each calendar quarter, commencing on June 30, 2021 subject to certain early payment requirements based on certain events. On July 2, 2021, the Company repaid $182 million of principal of the First Lien Term Loan.

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

Second Lien Credit Agreement and Second Lien Term Loan

On the Closing Date, the Company entered into a Second Lien Credit Agreement (the “Second Lien Credit Agreement”) with various lenders (the "Second Lien Lenders", and together with the First Lien Lenders, the "Term Loan Lenders") which provides for a $300.0 million senior secured term loan (the “Second Lien Term Loan”, and together with the First Lien Term Loan, the “Term Loans”), made by the Second Lien Lenders to the Company.

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

The Second Lien Term Loan will mature on September 10, 2026 and bears interest at a variable rate with an 8.50% floor. Interest is payable on either the last day of the interest period or the last business day of the calendar quarter.

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

Third Amended and Restated Loan and Security Agreement (ABL)

On the Closing Date, the Company entered into a Third Amended and Restated Loan and Security Agreement (the “ABL Agreement”) with various lenders. The ABL Agreement provides for a senior secured revolving loan facility (the “ABL Revolver”) with aggregate commitments available to Company of the lesser of (i) $150.0 million and (ii) a specified borrowing base based on a percentage of the Company's eligible credit card receivables, accounts (subject to certain limitations) and inventory (subject to certain limitations), less certain reserves (the “Aggregate Borrowing Cap”). Furthermore, the ABL Agreement includes separate borrowing caps equal to (A) the lesser of (1) $100.0 million and (2) a specified borrowing base based on a percentage of the certain of the Company's subsidiaries eligible credit card receivables, accounts (subject to certain limitations) and inventory (subject to certain limitations), less certain reserves.

As of the Closing Date, the ABL Revolver was undrawn. The ABL Agreement amended and restated the existing Second Amended and Restated Loan and Security Agreement, dated as of December 16, 2019. The Company's obligations under the ABL Agreement are guaranteed pursuant to a Second Amended and Restated Guaranty Agreement, dated as of the Closing Date. The obligations of the Company under the ABL Agreement are secured by substantially all of the assets of the Company pursuant to the ABL Agreement and a Third Amended and Restated Pledge Agreement (the “ABL Pledge”).

The ABL Revolver will mature on March 10, 2025, and borrowings under the ABL Revolver will, at the option of the Company, bear interest at a variable rate with a 1.75% floor. Interest is payable on either the last day of the interest period or the last business day of the calendar quarter.

Subject to an intercreditor agreement, the Company is required to repay the excess amount of borrowings under the ABL Revolver if: (i) the aggregate outstanding principal amount of all borrowings by the Company under the ABL Revolver at any time exceeds the Aggregate Borrowing Cap, or (ii) the aggregate outstanding principal amount of all borrowings of certain of the Company's subsidiaries exceeds their borrowing caps.

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

The following debt agreements have been repaid since reported in the Form 10-K. Refer to the Form 10-K for further information regarding these debt agreements.

Franchise Group New Holdco Credit Agreement and Term Loan

On March 10, 2021, the outstanding amount of $527.4 million, including accrued interest, under the Franchise Group New Holdco Credit Agreement and Term Loan was paid in full in connection with the issuance of the First Lien Term Loan and the Second Lien Term Loan. The early repayment resulted in additional interest expense of $20.1 million for the write-off of deferred financing costs and $36.7 million for a prepayment penalty. The prepayment penalty is recorded in the Other expense line of the Consolidated Statement of Operations for the six months ended June 26, 2021.

Franchise Group New Holdco New ABL Credit Agreement and New ABL Term Loan

On March 10, 2021, the Franchise Group New Holdco New ABL Credit Agreement and Term Loan was replaced by the ABL Agreement and the outstanding amount of $37.0 million, including accrued interest, under the Franchise Group New Holdco New ABL Credit Agreement and Term Loan was paid in full by the Company in connection with the issuance of the First Lien Term Loan and the Second Lien Term Loan. The early repayment resulted in additional interest expense of $8.1 million for the write-off of deferred financing costs.

Vitamin Shoppe ABL Revolver

On March 10, 2021, the outstanding amount of $43.0 million, including accrued interest, under the Vitamin Shoppe ABL Revolver was paid in full with the proceeds from the First Lien Term Loan and the Second Lien Term Loan which resulted in a write-off of $1.2 million of deferred financing costs.

Compliance with Debt Covenants

The Company's revolving credit and long-term debt agreements impose restrictive covenants on it, including requirements to meet certain ratios. As of June 26, 2021, the Company was in compliance with all covenants under these agreements and, based on a continuation of current operating results, the Company expects to be in compliance for the next twelve months.

(7) Income Taxes

Overview

For the three months ended June 26, 2021 and June 27, 2020, the Company had an effective tax rate from continuing operations of 7.8% and (26.7)%, respectively. For the six months ended June 26, 2021 and June 27, 2020, the Company had an effective tax rate from continuing operations of (2.0)% and 117.1%, respectively. The impact of the enactment of the CARES Act was included in the three and six months ended June 27, 2020 which is the primary driver of the difference in the effective tax rate for both periods. The Company is also expecting to utilize a portion of its deferred tax assets, including net operating loss carryforwards, which previously had a full valuation allowance.

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

Payments will be made when such TRA related deductions actually reduce the Company’s income tax liability. No payments were made to members of New Holdco pursuant to the TRA during the quarter ended June 26, 2021. Pursuant to the Company's election under Section 754 of the Internal Revenue Code (the "Code"), the Company has obtained an increase in its share of the tax basis in the net assets of New Holdco when the New Holdco units were redeemed or exchanged by the non-controlling interest holders and other qualifying transactions. The Company has treated the redemptions and exchanges of New Holdco units by the non-controlling interest holders as direct purchases of New Holdco units for U.S. federal income tax purposes. This increase in tax basis will reduce the amounts that it would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

(8) Stockholders’ Equity

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

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss at June 26, 2021 and December 26, 2020 were as follows:

(In thousands)	June 26, 2021	December 26, 2020
Foreign currency adjustment	$(873)	$(1,254)
Interest rate swap agreements, net of tax	(100)	(145)
Total accumulated other comprehensive loss	$(973)	$(1,399)
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

The following table sets forth the calculations of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
(In thousands, except for share and per share amounts)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Net income (loss) from continuing operations attributable to Franchise Group	$32,521	$(16,361)	$4,186	$(6,278)
Less: Preferred dividend declared	(2,128)	—	(4,257)	—
Adjusted net income (loss) from continuing operations available to Common Stockholders	30,393	(16,361)	(71)	(6,278)
Net income from discontinued operations attributable to Franchise Group	6,215	(5,312)	48,363	44,144
Adjusted net income (loss) available to Common Stockholders	$36,608	$(21,673)	$48,292	$37,866

Weighted-average common stock outstanding	40,175,058	34,972,364	40,142,571	29,173,172
Net dilutive effect of stock options and restricted stock	730,509	—	—	—
Weighted-average diluted shares outstanding	40,905,567	34,972,364	40,142,571	29,173,172

Basic net income (loss) per share:
Continuing operations	$0.76	$(0.47)	$—	$(0.22)
Discontinued operations	0.15	(0.15)	1.20	1.51
Basic net income per share	$0.91	$(0.62)	$1.20	$1.29

Diluted net income (loss) per share:
Continuing operations	$0.74	$(0.47)	$—	$(0.22)
Discontinued operations	0.15	(0.15)	1.20	1.51
Diluted net income per share	$0.89	$(0.62)	$1.20	$1.29

(9) Stock-Based Compensation Plans

For a discussion of our stock-based compensation plans, refer to “Note 11. - Stock-Based Compensation Plans” of the Form 10-K for the year ended December 26, 2020.

Stock Options
Stock option activity during the six months ended June 26, 2021 was as follows:

	Number of options	Weighted average exercise price
Outstanding at December 26, 2020	391,409	$10.19
Exercised	(36,188)	10.66
Expired or forfeited	—	—
Outstanding at June 26, 2021	355,221	$10.15

Intrinsic value is defined as the fair value of the stock less the cost to exercise. The total intrinsic value of stock options outstanding at June 26, 2021 was $9.1 million. Stock options vest from the date of grant to three years after the date of grant and expire from four to five years after the vesting date.
Nonvested stock options activity during the six months ended June 26, 2021 was as follows:

	Nonvested options	Weighted average exercise price
Outstanding at December 26, 2020	63,334	$8.83
Vested	(63,334)	8.83
Expired or forfeited	—	—
Outstanding at June 26, 2021	—	$—

At June 26, 2021, there were no unrecognized compensation costs related to nonvested stock options.
The following table summarizes information about stock options outstanding and exercisable at June 26, 2021:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number	Weighted average exercise price	Weighted average remaining contractual life (in years)	Number	Weighted average exercise price

$0.00 - $10.89	204,500	$8.80	3.8	204,500	$8.80
$10.90 - $12.79	150,721	11.98	2.5	150,721	11.98
	355,221	$10.15		355,221	$10.15

Restricted Stock Units

The Company has awarded service-based restricted stock units ("RSUs") and performance restricted stock units ("PRSUs") to its non-employee directors, officers and certain employees. The Company recognizes expense based on the estimated fair value of the RSUs or PRSUs granted over the vesting period on a straight-line basis. The fair value of RSUs and PRSUs is determined using the Company's closing stock price on the date of the grant. At June 26, 2021, unrecognized compensation costs related to RSUs and PRSUs were $6.8 million and $28.2 million, respectively. These costs are expected to be recognized through fiscal 2024.

The following table summarizes the status of RSUs as of and changes during the six months ended June 26, 2021:

	Number of restricted stock units	Weighted average fair value at grant date
Balance at December 26, 2020	296,147	$20.51
Granted	120,952	35.72
Vested	(91,856)	22.34
Canceled	—	—
Balance at June 26, 2021	325,243	$25.65

The following table summarizes the status of PRSUs as of and changes during the six months ended June 26, 2021:

	Number of restricted stock units	Weighted average fair value at grant date
Balance at December 26, 2020	618,737	$17.00
Granted	913,875	21.72
Vested	—	—
Canceled	—	—
Balance at June 26, 2021	1,532,612	$19.81

Stock Compensation Expense

The Company recorded $5.5 million and $4.3 million during the six months ended June 26, 2021 and June 27, 2020, respectively.

(10) Fair Value of Financial Instruments

As required, financial assets and liabilities are classified in the fair value hierarchy in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). The Company did not record any impairment charges during the six months ended June 26, 2021 and June 27, 2020.

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

Messrs. Kahn and Laurence

Vintage Capital Management, LLC and its affiliates ("Vintage") held approximately 31% of the aggregate voting power of the Company through their ownership of common stock as of June 26, 2021. Brian Kahn and Andrew Laurence are principals of Vintage. Mr. Kahn is a member of the Board of Directors, President and Chief Executive Officer of the Company. Mr. Laurence is an Executive Vice President of the Company, served as a member of the Company's Board of Directors until the Company's annual meeting of stockholders in May 2021 and served as the Company's Chairman of the Board until March 31, 2020.

Buddy's Franchises. Mr. Kahn's brother-in-law owns seven Buddy's franchises. All transactions between the Company's Buddy's segment and Mr. Kahn's brother-in-law are conducted on a basis consistent with other franchisees.

Bryant Riley (former director)

Bryant Riley, through controlled entities or affiliates held approximately 4% of the aggregate ownership of the Company's common stock as of June 26, 2021. Prior to the quarter ended June 26, 2021, Mr. Riley held greater than 5% of the aggregate ownership of the Company's common stock. Mr. Riley was also a member of the Company's Board of Directors from September 2018 through March 2020.

January 2021 Underwritten Offering of Preferred Stock. On January 11, 2021, the Company reopened its original issuance of its Series A Preferred Stock, which closed on September 18, 2020 as noted above. The Company completed the reopened underwritten offering on January 15, 2021 in which B. Riley Securities, an affiliate of Mr. Riley, acted as representative of the underwriters. In connection with the offering B. Riley Securities and the other underwriters in the offering were entitled to an underwriting discount and reimbursement of certain out-of-pocket expenses incurred of approximately $3.0 million and B. Riley Securities was entitled to a structuring fee of $0.3 million.

Debt Commitment Letter and Fee Letter. On January 23, 2021, in connection with the Pet Supplies Plus Acquisition and the refinancing of the Company's existing indebtedness, the Company entered into a debt commitment letter with, among others, BRF Finance Co., LLC (“BRF”), an affiliate of Mr. Riley, pursuant to which BRF committed to provide (i) $100.0 million of a then-contemplated first lien term loan credit facility and (ii) $300.0 million of a then-contemplated senior unsecured term loan credit facility (the “Senior Unsecured Facility”). On January 23, 2021, the Company entered into a fee letter with BRF pursuant to which (a) BRF committed to provide $100.0 million of an alternative then-contemplated first lien term loan credit facility (the “Alternative First Lien Facility”) and (b) BRF (or its affiliates) received, on March 10, 2021, (i) a $9.0 million arrangement fee as consideration for BRF’s commitments and agreements with respect to the Senior Unsecured Facility and (ii) a $1.0 million take-out fee as consideration for BRF’s commitments and agreements with respect to the Alternative First Lien Facility.

M. Brent Turner
Mr. Turner is the President and Chief Executive Officer of the Company’s Liberty Tax business which was sold to NextPoint on July 2, 2021 in connection with the Transaction. The Company previously entered into certain agreements with Revolution Finance, an entity partially owned by Mr. Turner, which were terminated upon completion of the sale of the Liberty Tax business. During the six months ended June 26, 2021, the Company earned less than $0.2 million in royalties related to such agreements which was recorded in Discontinued Operations.

Tax Receivable Agreement

In connection with the acquisition of Buddy's, the Company entered into the Tax Receivable Agreement with the Buddy's Members that provides for the payment to the Buddy's Members of 40% of the amount of any tax benefits that the Company actually realizes as a result of increases in the tax basis of the net assets of New Holdco resulting from any redemptions or exchanges of New Holdco units. Amounts due under the Tax Receivable Agreement to the Buddy's Members as of June 26, 2021 were $16.8 million which is recorded in "Other non-current liabilities" in the accompanying condensed consolidated balance sheets. No payments were made to Buddy's Members pursuant to the Tax Receivable Agreement during the six months ended June 26, 2021.

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

Guarantees

The Company remains secondarily liable under various real estate leases that were assigned to franchisees who acquired Pet Supplies Plus stores from the Company. In the event of the failure of an acquirer to pay lease payments, the Company could be obligated to pay the remaining lease payments which extend through 2033 and aggregated $9.4 million as of June 26, 2021. If the Company is required to make payments under these guarantees, the Company could seek to recover those amounts from the franchisees or in some cases their affiliates. The Company believes that payment under these guarantees is remote as of June 26, 2021.

In July 2021, the Company completed the sale of its Liberty Tax business pursuant to the terms of the Purchase Agreement. In connection with the Transaction, as discussed in "Note 3. Divestitures," all obligations and liabilities with respect to legal proceedings associated with the Liberty Tax segment, including, but not limited, to the below referenced matters, namely: (i) Rene Labrado v. JTH Tax, Inc., (ii) the DOJ and IRS Matter settlement and (iii) Convergent Mobile, Inc. v. JTH Tax, Inc., were assumed by NextPoint in connection with the Transaction.

Class Action Litigation

Rene Labrado v. JTH Tax, Inc. On July 3, 2018, a class action complaint was filed in the Superior Court of California, County of Los Angeles by a former employee for herself and on behalf of all other “similarly situated” persons. The Complaint alleges, among other things, that the Company allegedly violated various provisions of the California Labor Code, including: unpaid overtime, unpaid meal period premiums, unpaid rest premiums, unpaid minimum wages, final wages not timely paid, wages not timely paid, non-compliant wage statements, failure to keep pay records, unreimbursed business expenses and violation of California Business and Profession Code Section 17200. The Complaint seeks actual, consequential and incidental losses and damages, injunctive relief and other damages. On May 24, 2021, the parties agreed to settle this matter in principle for $1.1 million and the matter has been stayed pending the parties’ filing of settlement papers. The settlement is expected to contain broad and customary releases. Despite the parties' desire to settle the matter, there is no assurance that the settlement will be approved by the Court. As of June 26, 2021, the Company had accrued $1.1 million related to this case, which is included in current liabilities held for sale in the accompanying condensed balance sheet.

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

Convergent Mobile

Convergent Mobile, Inc. v. JTH Tax, Inc. On August 26, 2019, Convergent Mobile, Inc. (“Convergent”) filed a complaint in the Superior Court of the State of California, County of Sonoma, against the Company (the "California Complaint"). The California Complaint alleges that the Company breached a contract between it and Convergent, and Convergent has asserted counts for breach of contract, promissory estoppel, and breach of the covenant of good faith and fair dealing. On April 23, 2021 the Court ruled in favor of the plaintiff and awarded a judgment of $0.6 million which is accrued in current liabilities held for sale of discontinued operations in the accompanying condensed consolidated balance sheet.

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

(13) Segments

The Company's operations are conducted in four reportable business segments: Vitamin Shoppe, American Freight, Pet Supplies Plus and Buddy's. The Company defines its segments as those operations which results its chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources. The results of operations of American Freight are included in the Company's results of operations beginning on February 14, 2020 and the results of operations of Pet Supplies Plus are included in the Company's results of operations beginning on March 11, 2021. As a result of the Company's sale of its Liberty Tax business, as discussed in "Note 3. Divestitures," the Company's Liberty Tax business is not reported in segment information since this business is reported as a discontinued operation. Current and prior year amounts have been revised to reflect this change.

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

Total revenues by segment were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Total revenue:
Vitamin Shoppe	$302,555	$237,735	$597,295	$513,622
American Freight	268,807	234,427	527,323	437,174
Pet Supplies Plus	275,760	—	327,069	—
Buddy's	15,636	25,392	32,416	49,705
Consolidated total revenue	$862,758	$497,554	$1,484,103	$1,000,501

Operating income (loss) by segment were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Income (loss) from operations:
Vitamin Shoppe	$29,763	$(587)	$63,037	$(6,063)
American Freight	21,956	12,422	47,086	14,009
Pet Supplies Plus	10,578	—	6,409	—
Buddy's	3,367	5,338	7,640	8,683
Total Segments	65,664	17,173	124,172	16,629
Corporate	(7,508)	(2,396)	(13,041)	(4,697)
Consolidated income (loss) from operations	$58,156	$14,777	$111,131	$11,932

Total assets by segment were as follows:

(In thousands)	June 26, 2021	December 26, 2020
Total assets:
Vitamin Shoppe	$591,724	$607,148
American Freight	882,107	801,731
Pet Supplies Plus	941,335	—
Buddy's	144,430	137,698
Total Segments	2,559,596	1,546,577
Corporate	214,184	203,196
Consolidated total assets	$2,773,780	$1,749,773

(14) Subsequent Events

On July 2, 2021, the Company repaid $182 million of principal outstanding under the First Lien Term Loan with the cash proceeds from the sale of its Liberty Tax business.

On August 3, 2021, the Company's Board of Directors declared quarterly dividends of $0.375 per share of common stock and $0.46875 per share of Series A Preferred Stock. The dividends will be paid in cash on or about October 15, 2021 to holders of record of the Company's common stock and Series A Preferred Stock on the close of business on October 1, 2021.

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

•the effect of steps we take in response to the COVID-19 pandemic, the severity and duration of the pandemic, new variants of COVID-19 that have emerged, and the speed and efficacy of vaccine and treatment developments, the pace of recovery when the pandemic subsides and the heightened impact it has on many of the risks described herein and in our other filings with the SEC;

•potential regulatory actions relating to the COVID-19 pandemic;

•the impact of the COVID-19 pandemic and the related government mitigation efforts on our business and our financial results;

• the possibility that any of the anticipated benefits of our acquisitions will not be realized or will not be realized within the expected time period, the businesses of the Company and our acquisitions may not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected, or revenues following our acquisitions may be lower than expected;

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

•competitive conditions in the retail industry and the performance of our products within the prevailing retail industry;

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

On March 10, 2021, we completed the acquisition (the "Pet Supplies Plus Acquisition") of PSP Midco, LLC ("Pet Supplies Plus"). Our Pet Supplies Plus segment is a franchisor and operator of pet specialty stores. Pet Supplies Plus has a diversified revenue model comprised of Company-owned stores, franchise royalties and wholesale distribution to franchisees. Pet Supplies Plus provides a broad selection of products and services to customers.

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
Acquisition
On March 10, 2021, we completed the Pet Supplies Plus Acquisition. Additionally, we entered into a new $1.3 billion credit facility which funded the Pet Supplies Plus Acquisition and refinanced certain outstanding indebtedness.
Divestiture
On February 21, 2021, we entered into a purchase agreement (the "Purchase Agreement") with NextPoint Acquisition Corp ("NextPoint") to sell our Liberty Tax business (the "Transaction"). On July 2, 2021 the Transaction was completed and we received total consideration of approximately $249 million consisting of approximately $182 million in cash and approximately $67 million of proportional voting shares of NextPoint. In connection with the Purchase Agreement, the parties also entered into a transition services agreement pursuant to which both parties will provide certain transition services to each other for a period not to exceed twelve months.
For purposes of this section and throughout this quarterly report, all references to “fiscal 2020” refer to the year ended December 26, 2020 and corresponding references to fiscal quarters are references to quarters within that fiscal year.

Impact of COVID-19

The COVID-19 pandemic has affected, and likely will continue to affect, our financial condition and results of operations for the foreseeable future. In most states, during 2020, our businesses were deemed essential and, therefore, the majority of our stores remained open during the pandemic. The highest number of temporary store closures we experienced due to the COVID-19 pandemic was approximately 240 stores during the second quarter of 2020. As of June 26, 2021, and July 30, 2021, none of our stores were closed due to the COVID-19 pandemic; however, we cannot predict whether our stores will remain open if the COVID-19 pandemic worsens and states and localities issue new restrictions.

We have seen disruptions in our supply chain due to the COVID-19 pandemic, primarily in our American Freight and Buddy's segments. Despite furniture and mattress supply constraints, we have been able to source enough product to open new stores and replenish existing stores. The supply chain disruption has also reduced the supply of new appliances, which in turn directly impacts the availability of "as-is" merchandise. We expect the availability of furniture and mattresses to improve during this fiscal year and the recovery of as-is appliance availability to extend into next year.

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

Results of Operations
The table below shows results of operations for the three and six months ended June 26, 2021 and June 27, 2020.

	Three Months Ended				Six Months Ended
			Change				Change
(In thousands)	June 26, 2021	June 27, 2020	$	%	June 26, 2021	June 27, 2020	$	%
Total revenues	$862,758	$497,554	$365,204	73.4%	$1,484,103	$1,000,501	$483,602	48.3%
Income from operations	58,156	14,777	43,379	293.6%	111,131	11,932	99,199	831.4%
Net income	$32,521	$(16,638)	$49,159	(295.5)%	$4,186	$7,603	$(3,417)	(44.9)%

Revenues. The table below sets forth the components and changes in our revenues for the three and six months ended June 26, 2021 and June 27, 2020.

	Three Months Ended				Six Months Ended
			Change				Change
(In thousands)	June 26, 2021	June 27, 2020	$	%	June 26, 2021	June 27, 2020	$	%
Product	$805,768	$466,709	$339,059	72.6%	$1,389,585	$940,214	$449,371	47.8%
Service and other	48,193	13,669	34,524	252.6%	76,768	26,691	50,077	187.6%
Rental	8,797	17,176	(8,379)	(48.8)%	17,750	33,596	(15,846)	(47.2)%
Total revenue	$862,758	$497,554	$365,204	73.4%	$1,484,103	$1,000,501	$483,602	48.3%

For the three months ended June 26, 2021, total revenues increased $365.2 million, or 73%, of $862.8 million compared to $497.6 million in the same period last year. This increase was primarily due to the Pet Supplies Plus Acquisition, which increased revenue by $275.8 million, a $64.8 million increase in revenue at our Vitamin Shoppe segment and a $34.4 million increase in revenue at our American Freight segment. These increases were offset by a $9.8 million decrease in revenue at our Buddy's segment due to the sale of Company-owned stores in the prior year.

For the six months ended June 26, 2021, total revenues increased $483.6 million, or 48.3%, of $1,484.1 million compared to $1,000.5 million in the same period last year. This increase was primarily due to the Pet Supplies Plus Acquisition, which increased revenue by $327.1 million, an $90.1 million increase in revenue at our American Freight segment including a $55.8 million increase due to the annualization of the segment, and an $83.7 million increase in revenue at our Vitamin Shoppe segment. These increases were offset by a $17.3 million decrease in revenue at our Buddy's segment due to the sale of Company-owned stores in the prior year.

Operating expenses.    The following table details the amounts and changes in our operating expenses for the three and six months ended June 26, 2021 and June 27, 2020.

	Three Months Ended				Six Months Ended
			Change				Change
(In thousands)	June 26, 2021	June 27, 2020	$	%	June 26, 2021	June 27, 2020	$	%
Cost of revenue:
Product	$522,576	277,582	$244,994	88.3%	$861,991	$565,400	$296,591	52.5%
Service and other	934	701	233	33.2%	1,339	1,457	(118)	(8.1)%
Rental	2,935	5,508	(2,573)	(46.7)%	5,940	11,450	(5,510)	(48.1)%
Total cost of revenue	526,445	283,791	242,654	85.5%	869,270	578,307	290,963	50.3%
Selling, general, and administrative expenses	278,157	198,986	79,171	39.8%	503,702	410,262	93,440	22.8%
Total operating expenses	$804,602	$482,777	$321,825	66.7%	$1,372,972	$988,569	$384,403	38.9%

For the three months ended June 26, 2021, total operating expenses were $804.6 million compared to $482.8 million in the same period last year, representing an increase of $321.8 million, or 66.7%. This increase was primarily due to the Pet Supplies Plus Acquisition which increased operating expenses by $265.2 million, a $34.5 million increase at our Vitamin Shoppe segment, a $24.8 million increase at our American Freight segment and a $5.0 million increase in corporate expenses primarily due to fees related to the sale of our Liberty Tax business and higher payroll and stock compensation expense. These increases were partially offset by an $7.8 million decrease at our Buddy's segment due to the sale of Company-owned stores in the prior year.

For the six months ended June 26, 2021, total operating expenses were $1,373.0 million compared to $988.6 million in the same period last year, representing an increase of $384.4 million, or 38.9%. This increase was primarily due to the Pet Supplies Plus Acquisition which increased operating expenses by $320.7 million and a $57.1 million increase at our American Freight segment, a $14.6 million increase at our Vitamin Shoppe segment and a $8.0 million increase in corporate expenses primarily due to fees related to the sale of our Liberty Tax business and higher payroll and stock compensation expense. These increases were partially offset by an $16.2 million decrease at our Buddy's segment due to the sale of Company-owned stores in the prior year.

Other. Other expense increased $32.7 million for the six months ended June 26, 2021 primarily due to a prepayment penalty from the repayment of the Franchise Group New Holdco Term Loan and ABL Term Loan in the six months ended June 27, 2021.

Interest expense, net. Interest expense, net decreased $5.0 million for the three months ended June 26, 2021 primarily due to a $3.9 million decrease in deferred financing cost amortization and lower interest rates on the First and Second Lien Term loans compared to the Franchise New Holdco Term Loan. Interest expense, net increased $17.9 million for the six months ended June 26, 2021 primarily due to the write-off of $29.3 million of deferred financing costs due to the termination of the Franchise Group New Holdco Term Loan and ABL Term Loan partially offset by the reduced amortization of deferred financing costs.

Income tax benefit. Our effective tax rate from continuing operations, including discrete income tax items, was 7.8% and (26.7)% for the three months ended June 26, 2021 and June 27, 2020, respectively. For the six months ended June 26, 2021 and June 27, 2020, the Company had an effective tax rate from continuing operations of (2.0)% and 117.1%, respectively. The impact of the enactment of the CARES Act was included in the three and six months ended June 27, 2020 which is the primary driver of the difference in the effective tax rate for both periods. We also expect to utilize a portion of its deferred tax assets, including net operating loss carryforwards, which previously had a full valuation allowance.

Segment Information

We, through our franchisees and Company-owned stores, operate a system of rent-to-own and point of sale retail locations. Our operations are conducted in four reporting business segments: Vitamin Shoppe, American Freight, Pet Supplies Plus and Buddy's. We define our segments as those operations whose results our Chief Operating Decision Maker ("CODM") regularly reviews to analyze performance and allocate resources.

We measure the results of our segments using, among other measures, each segment's net sales, operating expenses, which includes cost of revenue, and operating income (loss). We may revise the measurement of each segment's operating income, including the allocation of overhead costs, as determined by the information regularly reviewed by the CODM. When the measurement of a segment changes, previous period amounts and balances are reclassified to be comparable to the current period's presentation. Because the Pet Supplies Plus Acquisition occurred during the six months ended June 26, 2021; no comparable information is available, therefore, Pet Supplies Plus segment information is not provided in this discussion.

The following table summarizes the operating results of our Vitamin Shoppe segment:

	Three Months Ended				Six Months Ended
			Change				Change
(In thousands)	June 26, 2021	June 27, 2020	$	%	June 26, 2021	June 27, 2020	$	%
Total revenues	$302,555	$237,735	$64,820	27.3%	$597,295	$513,622	$83,673	16.3%
Operating expenses	272,792	238,322	34,470	14.5%	534,258	519,685	14,573	2.8%
Segment income	$29,763	$(587)	$30,350	(5,170.4)%	$63,037	$(6,063)	$69,100	(1,139.7)%

Total revenue for the three months and six months ended June 26, 2021 for our Vitamin Shoppe segment increased $64.8 million or 27.3% and $83.7 million or 16.3% compared to the same periods in the prior year, respectively. The increases in revenue were primarily due to the reduction in impact of COVID-19 restrictions, such as temporary store closures, and positive same store sales.

Operating expenses for our Vitamin Shoppe segment increased $34.5 million or 14.5% for the three months ended June 26, 2021 as compared to the same period in the prior year. The increases in operating expenses were primarily due to a $33.3 million increase in cost of revenue due to higher revenue in the current year and a $6.0 million increase in payroll expenses partially offset by a decrease in depreciation expense.

Operating expenses for Vitamin Shoppe segment increased $14.6 million or 2.8% for the six months ended June 26, 2021 as compared to the same period last year. The increases in operating expenses were primarily due to a $31.8 million increase in cost of revenue partially offset by a decrease in depreciation expense and costs related to organizational restructuring, including severance expenses incurred in the prior year.

The following table summarizes the operating results of the American Freight segment:

	Three Months Ended				Six Months Ended
			Change				Change
(In thousands)	June 26, 2021	June 27, 2020	$	%	June 26, 2021	June 27, 2020	$	%
Total revenues	$268,807	$234,427	$34,380	14.7%	$527,323	$437,174	$90,149	20.6%
Operating expenses	246,851	222,005	24,846	11.2%	480,237	423,165	57,072	13.5%
Segment income	$21,956	$12,422	$9,534	76.8%	$47,086	$14,009	$33,077	236.1%

Total revenue for our American Freight segment increased $34.4 million or 14.7% for the three months ended June 26, 2021 as compared to the same period last year. The increase in revenue was primarily due to new store openings and temporary store closures during the same period last year due to the COVID-19 pandemic.

Total revenue for our American Freight segment increased $90.1 million or 20.6% for the six months ended June 26, 2021 as compared to the same period last year. The increase in revenue was primarily due to the inclusion of the full first quarter results in the current year (American Freight was acquired on February 14, 2020), new store openings and temporary store closures during the same period last year due to the COVID-19 pandemic.

Operating expenses for our American Freight segment increased $24.8 million or 11.2% for the three months ended June 26, 2021 as compared to the same period last year. The increase in operating expenses was primarily due to higher cost of revenue due to higher revenues, higher occupancy costs due to the increase in store count and increases in advertising, supplies and travel expenses due to reduced spending in the prior year due to the COVID-19 pandemic.

Operating expenses for our American Freight segment increased $57.1 million or 13.5% for the six months ended June 26, 2021 as compared to the same period last year. The increase in operating expenses was primarily due to the inclusion of the full first quarter in the current year (American Freight was acquired on February 14, 2020), increased cost of revenue and commissions due to higher revenue, higher occupancy costs due to the increase in store count and higher advertising costs due to a reduction in advertising spending in the prior year due to the COVID-19 pandemic.

The following table summarizes the operating results of the Buddy's segment:

	Three Months Ended				Six Months Ended
			Change				Change
(In thousands)	June 26, 2021	June 27, 2020	$	%	June 26, 2021	June 27, 2020	$	%
Total revenues	$15,636	$25,392	$(9,756)	(38.4)%	$32,416	$49,705	$(17,289)	(34.8)%
Operating expenses	12,269	20,054	(7,785)	(38.8)%	24,776	41,022	(16,246)	(39.6)%
Segment income	$3,367	$5,338	$(1,971)	(36.9)%	$7,640	$8,683	$(1,043)	(12.0)%

Total revenue for our Buddy's segment decreased $9.8 million or 38.4% and $17.3 million or 34.8% for the three and six months ended June 26, 2021, respectively as compared to the same period last year. The decrease in revenue was primarily due to the sale and re-franchising of 47 Company owned stores on November 10, 2020.

Operating expenses for our Buddy's segment decreased $7.8 million or 38.8% and $16.2 million or 39.6% for the three and six months ended June 26, 2021, respectively as compared to the same period last year. The decrease in operating expenses was primarily due to the sale and re-franchising of 47 Company owned stores on November 10, 2020.

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

The following table presents a reconciliation of Adjusted EBITDA for each of the periods indicated.

	Reconciliation of Net Loss to Adjusted EBITDA
	Three Months Ended		Six Months Ended
(In thousands)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Net income from continuing operations	$32,521	$(16,638)	$4,186	$7,603
Add back:
Interest expense	22,865	27,877	70,300	52,389
Income tax benefit	2,770	3,510	(81)	(52,108)
Depreciation and amortization	17,115	15,486	28,572	29,348
Total Adjustments	42,750	46,873	98,791	29,629
EBITDA	75,271	30,235	102,977	37,232
Adjustments to EBITDA
Executive severance and related costs	(2)	663	9	5,320
Stock based compensation	2,825	1,706	5,260	4,042
Long-term executive compensation expense	325	—	824	—
Litigation costs including accrued judgements and settlements	(86)	158	3	(1,389)
Early debt repayment costs	—	—	36,726	4,048
Store closures	—	195	222	455
Acquisition costs (inclusive of inventory step up amortization)	6,419	14,772	13,649	44,294
Divestiture costs	2,318	—	2,660	—
Compliance costs	—	—	779	—
Integration costs	4,694	2,660	7,817	4,280
Total Adjustments to EBITDA	16,493	20,154	67,949	61,050
Adjusted EBITDA	$91,764	$50,389	$170,926	$98,282

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

As of June 26, 2021, we have current installments of long-term obligations of $11.5 million. We expect these obligations can be serviced from our cash and cash equivalents, which were $165.4 million as of June 26, 2021.

During the six months ended June 26, 2021, we executed several substantial transactions that will affect our liquidity and capital resources in future periods. For more details please see "Note 6. Long-Term Obligations" and "Note 8. Stockholders' Equity":

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

Sources and uses of cash

Operating activities. In the six months ended June 26, 2021, cash from operating activities decreased $43.3 million compared to the same period in the prior year primarily due to a $161.8 million change in working capital to finance inventory and a $9.0 million decrease in accounts payable and accrued expenses due to the timing of payments. These were partially offset by a $55.4 million decrease in income taxes receivable.

Investing activities. In the six months ended June 26, 2021, cash used in investing activities increased $131.9 million compared to the same period in the prior year. This increase was primarily due to an increase of $109.4 million in cash used for acquisitions and a $26.6 million decrease in cash received from operating loans to franchisees and ADs partially offset by an $11.3 million decrease in the issuance of operating loans to franchisees and ADs.

Financing activities. In the six months ended June 26, 2021, cash provided by financing activities increased $142.6 million compared to the same period in the prior year. This increase was driven by a $714.0 million increase in proceeds from the issuance of debt and a $79.5 million increase in proceeds from the issuance of preferred stock. These increases were partially offset by a $360.7 million increase in repayments of long-term obligations, a $135.3 million reduction in borrowing under revolving credit facilities, a $92.1 million reduction in proceeds from common stock, a $36.7 million increase in cash paid for penalties for early debt repayment, a $36.2 million increase in payments for debt issuance costs and an $22.4 million increase in dividends paid.

Long-term debt borrowings

For a description of our long-term debt borrowing refer to "Note 6. Long-Term Obligations”, to the Consolidated Financial Statements in Item 1. As of June 26, 2021, our current debt outstanding is $10.0 million which we can repay with our cash on hand and operating cash flows.
Other factors affecting our liquidity

Tax Receivable Agreement. We may be required to make payments under the Tax Receivable Agreement ("TRA Payments") to the former equity holders of Buddy's (the "Buddy’s Members"). Under the terms of the Tax Receivable Agreement, we agreed to pay the Buddy's Members 40% of the cash savings, if any, in federal, state and local taxes that we realize or are deemed to realize as a result of any increases in tax basis of the assets of New Holdco resulting from future redemptions or exchanges of New Holdco units held by the Buddy's Members. Any future obligations and the timing of such payments under the Tax Receivable Agreement, however, are subject to several factors, including (i) the timing of subsequent exchanges of New Holdco units by the Buddy’s Members, (ii) the price of our common stock at the time of exchange, (iii) the extent to which such exchanges are taxable, (iv) the ability to generate sufficient future taxable income over the term of the Tax Receivable Agreement to realize the tax benefits and (v) any future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. Although the amount of the TRA Payments would reduce the total cash flow to us and New Holdco, we expect the cash tax savings we will realize from the utilization of the related tax benefits would be sufficient to fund the required payments. As of June 26, 2021, we have TRA Payments due to the Buddy's Members of $16.8 million.

Dividends. On August 3, 2021, our Board of Directors declared a quarterly dividend to common stockholders of $0.375 per share and preferred stockholders of $0.46875 per share. The cash dividends will be paid on or about October 15, 2021 to holders of record of our common stock and preferred stock on the close of business on October 1, 2021. On May 4, 2021, our Board of Directors declared a quarterly dividend to common stockholders of $0.375 per share and preferred stockholders of $0.46875 per share. The cash dividends were paid on or about July 15, 2021 to holders of record of our common stock and preferred stock on the close of business on July 1, 2021. The payment of dividends is at the discretion of our Board of Directors and depends, among other things, on our earnings, capital requirements, and financial condition. Our ability to pay dividends is also subject to compliance with financial covenants that are contained in our credit facility and may be restricted by any future indebtedness that we incur or issuances of our preferred stock. In addition, applicable law requires our Board of Directors to determine that we have adequate surplus prior to the declaration of dividends. We cannot provide an assurance that we will pay dividends at any specific level or at all.

Future cash needs and capital requirements

Operating and financing cash flow needs. Following transactions completed subsequent to June 26, 2021, our primary cash needs are expected to include the payment of scheduled debt and interest payments, capital expenditures and normal operating activities. We believe that the revolving credit facilities along with cash from operating activities, will be sufficient to support our cash flow needs for at least the next twelve months.

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

Compliance with debt covenants. Our revolving credit and long-term debt agreements impose restrictive covenants on us, including requirements to meet certain ratios. As of June 26, 2021, we were in compliance with all covenants under these agreements and, based on a continuation of current operating results, we expect to be in compliance for the remainder of fiscal 2021.

Off Balance Sheet Arrangements

From time to time, we have been party to interest rate swap agreements. These swaps effectively changed the variable-rate of our credit facility into a fixed rate credit facility. We also enter into forward contracts to eliminate exposure related to foreign currency fluctuations in connection with the short-term advances we make to our Canadian subsidiary in order to fund personal income tax refund discounting for our Canadian operations. All amounts related to the interest rate swaps and forward contracts are immaterial as of June 26, 2021.

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

ITEM 4
CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 26, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 26, 2021, the Company’s disclosure controls and procedures were designed and functional effectively to provide reasonable assurance that information required to be disclosed in reports that the Company files or submits under the Exchange act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

On March 10, 2021, the Company acquired Pet Supplies Plus. The Company is in the process of implementing its internal control structure over the acquired business's operations and expects that process to be completed in the first quarter of fiscal year 2022.

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 26, 2021 that have materially affected, or our reasonably like to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1
LEGAL PROCEEDINGS
For information regarding legal proceedings, please see "Note 13. Commitments and Contingencies" in the Notes to the Consolidated Financial Statements, which information is incorporated herein by reference.
ITEM 1A
RISK FACTORS

There are no additional risk factors that should be considered in addition to the risk factors described in Part I, Item 1A, in the Form 10-K and Part II. Item IA in our Quarterly Report on Form 10-Q for the quarter ended March 27, 2021.

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities of the Company which were not previously reported in a Current Report on Form 8-K for the period covered by this quarterly report.

SHARE REPURCHASES

Our Board of Directors has authorized up to $10.0 million for share repurchases. This authorization has no specific expiration date and cash proceeds from stock option exercises and other expenditures can increase or decrease the amount of the authorization. During the six months ended June 26, 2021, we did not repurchase any shares of our common stock.

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
X

2.6.1
Amendment No. 1, dated as of April 13, 2021 to Membership Interest Purchase Agreement, by and between NextPoint Acquisition Corp. and Franchise Group Intermediate L, LLC, dates as of February 21, 2021.
X

2.6.2	Amendment No. 2, dated as of June 30, 2021 to Membership Interest Purchase Agreement, by and between NextPoint Acquisition Corp. and Franchise Group Intermediate L, LLC. dates as of February 21, 2021.	X

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
X

3.2	Second Amended and Restated Bylaws of Liberty Tax, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K, File No. 001-35588 filed on July 15, 2014).		X

31.1	Certification of Chief Executive Officer	X

31.2	Certification of Chief Financial Officer	X

32.1	Section 1350 Certification (Chief Executive Officer)	X

32.2	Section 1350 Certification (Chief Financial Officer)	X

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2021, formatted in Inline XBRL, filed herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Condensed Consolidated Statements of Stockholders’ Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements	X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2021, formatted in Inline XBRL (included with Exhibit 101)	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANCHISE GROUP, INC. (Registrant)

August 3, 2021	By:	/s/ Brian R. Kahn
Brian R. Kahn Chief Executive Officer and Director (Principal Executive Officer)

August 3, 2021	By:	/s/ Eric F. Seeton
Eric F. Seeton Chief Financial Officer (Principal Financial and Accounting Officer)