Form 10-Q
period 2021-09-25
Franchise Group, Inc.
filed 2021-11-02
CIK 1528930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 25, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the registrant's common stock, par value $0.01 value per share, as of October 29, 2021 was 40,295,469 shares.

FRANCHISE GROUP, INC. AND SUBSIDIARIES

Form 10-Q for the Quarterly Period Ended September 25, 2021

PART I. FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS (UNAUDITED)

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands, except share count and per share data)	September 25, 2021	December 26, 2020
Assets	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$159,972	$148,780
Current receivables, net	95,686	67,335
Inventories, net	533,552	302,307
Current assets held for sale	—	43,023
Other current assets	18,643	13,997
Total current assets	807,853	575,442
Property, equipment, and software, net	202,968	135,872
Non-current receivables, net	12,000	12,800
Goodwill	787,441	448,258
Intangible assets, net	308,905	109,892
Operating lease right-of-use assets	656,561	502,104
Non-current assets held for sale	—	55,116
Other non-current assets	55,856	8,428
Total assets	$2,831,584	$1,847,912
Liabilities and Stockholders' Equity
Current liabilities:
Current installments of long-term obligations	$1,420	$104,053
Current operating lease liabilities	158,577	127,032
Accounts payable and accrued expenses	360,274	252,389
Current liabilities held for sale	—	40,576
Other current liabilities	34,095	25,174
Total current liabilities	554,366	549,224
Long-term obligations, excluding current installments	1,072,909	466,944
Non-current operating lease liabilities	513,461	402,276
Non-current liabilities held for sale	—	8,779
Other non-current liabilities	51,366	35,522
Total liabilities	2,192,102	1,462,745

Stockholders' equity:
Common stock, $0.01 par value per share, 180,000,000 and 180,000,000 shares authorized, 40,237,297 and 40,092,260 shares issued and outstanding at September 25, 2021 and December 26, 2020, respectively	402	401
Preferred stock, $0.01 par value per share, 20,000,000 and 20,000,000 shares authorized, 4,541,125 and 1,250,000 shares issued and outstanding at September 25, 2021 and December 26, 2020, respectively	45	13
Additional paid-in capital	471,405	382,383
Accumulated other comprehensive loss, net of taxes	—	(1,399)
Retained earnings	167,630	3,769
Total equity attributable to Franchise Group, Inc.	639,482	385,167
Non-controlling interest	—	—
Total equity	639,482	385,167
Total liabilities and equity	$2,831,584	$1,847,912

See accompanying notes to condensed consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except share count and per share data)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Revenues:
Product	$782,608	$500,462	$2,172,193	$1,440,677
Service and other	37,891	19,826	114,659	46,516
Rental	8,327	17,404	26,077	51,000
Total revenues	828,826	537,692	2,312,929	1,538,193
Operating expenses:
Cost of revenue:
Product	485,682	296,920	1,347,673	862,320
Service and other	8,737	678	10,076	2,135
Rental	2,930	5,877	8,869	17,327
Total cost of revenue	497,349	303,475	1,366,618	881,782
Selling, general, and administrative expenses	276,714	209,537	780,416	619,799
Total operating expenses	774,063	513,012	2,147,034	1,501,581
Income from operations	54,763	24,680	165,895	36,612
Other expense:
Other	(13,090)	(1,246)	(49,816)	(5,295)
Interest expense, net	(21,194)	(26,269)	(91,494)	(78,658)
Income (loss) from continuing operations before income taxes	20,479	(2,835)	24,585	(47,341)
Income tax expense (benefit)	(15,519)	1,891	(15,600)	(50,217)
Income (loss) from continuing operations	35,998	(4,726)	40,185	2,876
Income (loss) from discontinued operations, net of tax	128,072	(3,871)	176,434	28,483
Net income (loss)	164,070	(8,597)	216,619	31,359
Less: Net (income) attributable to non-controlling interest	—	—	—	(2,090)
Net income (loss) attributable to Franchise Group, Inc.	$164,070	$(8,597)	$216,619	$29,269

Amounts attributable to Franchise Group, Inc.:
Net income (loss) from continuing operations	$35,998	$(4,726)	$40,185	$(11,005)
Net income (loss) from discontinued operations	128,072	(3,871)	176,434	40,274
Net income attributable to Franchise Group, Inc.	$164,070	$(8,597)	$216,619	$29,269

Basic earnings (loss) per share:
Continuing operations	$0.84	$(0.12)	$0.84	$(0.34)
Discontinued operations	3.18	(0.10)	4.39	1.23
Total basic earnings per share	$4.02	$(0.22)	$5.23	$0.89

Diluted earnings (loss) per share:
Continuing operations	$0.83	$(0.12)	$0.83	$(0.34)
Discontinued operations	3.13	(0.10)	4.31	1.23
Total diluted earnings per share	$3.96	$(0.22)	$5.14	$0.89

Weighted-average shares outstanding:
Basic	40,229,232	39,692,384	40,171,458	32,679,576
Diluted	40,973,736	39,692,384	40,931,423	32,679,576

See accompanying notes to condensed consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net income (loss)	$164,070	$(8,597)	$216,619	$31,359
Other comprehensive income (loss)
Unrealized (gain) loss on interest rate swap agreement, net of taxes of $—, $2, $13, and $(29), respectively	—	(39)	45	(119)
Foreign currency translation adjustment	—	303	381	(188)
Forward contracts related to foreign currency exchange rates	—	1	—	7
Reclassification of unrealized loss on interest rate swap agreement and foreign currency translation adjustments realized upon disposal of business	973	—	973	—
Other comprehensive income (loss)	973	265	1,399	(300)
Comprehensive income (loss)	165,043	(8,332)	218,018	31,059
Less: comprehensive (income) attributable to non-controlling interest	—	—	—	(1,915)
Comprehensive income (loss) attributable to Franchise Group, Inc.	$165,043	$(8,332)	$218,018	$29,144

 See accompanying notes to condensed consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Three Months Ended September 25, 2021
(In thousands)	Common stock shares	Common stock	Preferred stock shares	Preferred stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Total Franchise Group equity
Balance at June 26, 2021	40,208	$402	4,541	$45	$467,351	$(973)	$21,170	$487,995
Net income	—	—	—	—	—	—	164,070	164,070
Total other comprehensive income	—	—	—	—	—	973	—	973
Exercise of stock options	—	—	—	—	—	—	—	—
Stock-based compensation expense, net	29	—	—	—	4,054	—	—	4,054
Issuance of Series A Preferred Stock	—	—	—	—	—	—	—	—
Common dividend declared ($0.375 per share)	—	—	—	—	—	—	(15,482)	(15,482)
Preferred dividend declared ($0.469 per share)	—	—	—	—	—	—	(2,128)	(2,128)
Balance at September 25, 2021	40,237	$402	4,541	$45	$471,405	$—	$167,630	$639,482

	Nine Months Ended September 25, 2021
(In thousands)	Common stock shares	Common stock	Preferred stock shares	Preferred stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Total Franchise Group equity
Balance at December 26, 2020	40,092	$401	1,250	$13	$382,383	$(1,399)	$3,769	$385,167
Net income	—	—	—	—	—	—	216,619	216,619
Total other comprehensive income	—	—	—	—	—	1,399	—	1,399
Exercise of stock options	36	—	—	—	385	—	—	385
Stock-based compensation expense, net	109	1	—	—	9,127	—	—	9,128
Issuance of Series A Preferred Stock	—	—	3,291	32	79,510	—	—	79,542
Common dividend declared ($0.375 per share)	—	—	—	—	—	—	(46,372)	(46,372)
Preferred dividend declared ($0.469 per share)	—	—	—	—	—	—	(6,386)	(6,386)
Balance at September 25, 2021	40,237	$402	4,541	$45	$471,405	$—	$167,630	$639,482

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Three Months Ended September 26, 2020
(In thousands)	Common stock shares	Common stock	Preferred stock shares	Preferred stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Total Franchise Group equity	Non-controlling interest	Total equity
Balance at June 28, 2020	35,186	$352	—	$—	$249,525	$(2,103)	$42,935	$290,709	$—	$290,709
Net loss	—	—	—	—	—	—	(8,597)	(8,597)	—	(8,597)
Total other comprehensive income	—	—	—	—	—	265	—	265	—	265
Exercise of stock options	28	1	—	—	333	—	—	334	—	334
Stock-based compensation expense, net	13	—	—	—	1,945	—	—	1,945	—	1,945
Issuance of common stock	4,830	48	—	—	105,873	—	—	105,921	—	105,921
Issuance of Series A Preferred Stock	—	—	1,200	12	28,354	—	—	28,366	—	28,366
Common dividend declared ($0.25 per share)	—	—	—	—	—	—	(10,242)	(10,242)	—	(10,242)
Preferred dividend declared ($0.14 per share)	—	—	—	—	—	—	(169)	(169)	—	(169)
Balance at September 26, 2020	40,057	$401	1,200	$12	$386,030	$(1,838)	$23,927	$408,532	$—	$408,532

	Nine Months Ended September 26, 2020
(In thousands)	Common stock shares	Common stock	Preferred stock shares	Preferred stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Total Franchise Group equity	Non-controlling interest	Total equity
Balance at December 29, 2019	18,250	$183	1,887	$19	$108,339	$(1,538)	$18,388	$125,391	$26,370	$151,761
Changes and distributions of non-controlling interest in New Holdco	—	—	—	—	23,744	(175)	—	23,569	(25,927)	(2,358)
Net income	—	—	—	—	—	—	29,269	29,269	2,090	31,359
Total other comprehensive loss	—	—	—	—	—	(125)	—	(125)	(175)	(300)
Exercise of stock options	50	1	—	—	520	—	—	521	—	521
Stock-based compensation expense, net	31	—	—	—	6,209	—	—	6,209	—	6,209
Issuance of common stock	12,292	123	—	—	228,892	—	—	229,015	—	229,015
Issuance of Series A Preferred Stock	—	—	1,200	12	28,354	—	—	28,366	—	28,366
Conversion of preferred to common stock	9,434	94	(1,887)	(19)	(10,028)	—	—	(9,953)	—	(9,953)
Common dividend declared ($0.25 per share)	—	—	—	—	—	—	(25,919)	(25,919)	—	(25,919)
Preferred dividend declared ($0.14 per share)	—	—	—	—	—	—	(169)	(169)	—	(169)
Adjustment	—	—	—	—	—	—	2,358	2,358	(2,358)	—
Balance at September 26, 2020	40,057	$401	1,200	$12	$386,030	$(1,838)	$23,927	$408,532	$—	$408,532

See accompanying notes to condensed consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
(In thousands)	September 25, 2021	September 26, 2020
Operating Activities
Net income	$216,619	$31,359
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	2,010	3,412
Depreciation, amortization and impairment charges	50,127	51,254
Amortization of deferred financing costs	35,590	28,703
Loss (gain) on disposal of other	(374)	75
Stock-based compensation expense - equity awards	9,561	6,294
(Gain) on bargain purchases and sales of Company-owned offices	(3,368)	(1,761)
Deferred tax (income) expense	(17)	7,851
Prepayment penalty for early debt extinguishment	36,726	—
Gain on divestiture of Liberty Tax	(173,699)	—
Change in
Accounts, notes, and interest receivable	5,748	(2,223)
Income taxes receivable	(13,473)	(23,721)
Other assets	26,026	3,971
Accounts payable and accrued expenses	21,959	38,884
Inventory	(108,947)	79,967
Deferred revenue	10,952	5,649
Net cash provided by operating activities	115,440	229,714
Investing Activities
Issuance of operating loans to franchisees	(17,749)	(30,368)
Payments received on operating loans to franchisees	23,103	50,064
Purchases of Company-owned offices and acquired customer lists	(1,086)	(4,830)
Proceeds from sale of Company-owned offices	3,189	1,118
Acquisition of business, net of cash and restricted cash acquired	(462,821)	(353,423)
Divestiture of business, net of cash and restricted cash sold	179,471	—
Purchases of property, equipment, and software	(36,871)	(26,702)
Proceeds from sale of property, equipment, and software	195	1,474
Net cash (used in) in investing activities	(312,569)	(362,667)
Financing Activities
Proceeds from the exercise of stock options	386	520
Dividends paid	(50,016)	(19,167)
Non-controlling interest distribution	—	(4,716)
Repayment of other long-term obligations	(957,382)	(455,811)
Borrowings under revolving credit facility	6,724	174,665
Repayments under revolving credit facility	(84,874)	(218,260)
Issuance of common stock	—	198,003
Issuance of preferred stock	79,542	28,366
Payment for debt issue costs and original issuance discounts	(51,288)	(16,673)
Prepayment penalty for early debt extinguishment	(36,726)	—
Issuance of debt	1,300,000	586,000
Cash paid for taxes on exercises/vesting of stock-based compensation	(433)	(85)
Net cash provided by financing activities	205,933	272,842
Effect of exchange rate changes on cash, net	34	(142)
Net increase in cash equivalents and restricted cash	8,838	139,747
Cash, cash equivalents and restricted cash at beginning of period	151,502	45,146
Cash, cash equivalents and restricted cash at end of period	$160,340	$184,893
Supplemental Cash Flow Disclosure
Cash paid for taxes, net of refunds	$39,618	$944
Cash paid for interest	$79,074	$41,226
Accrued capital expenditures	$3,496	$3,633
Non-cash proceeds from divestiture of Liberty Tax	$59,680	$—
Deferred financing costs from issuance of common stock	$—	$31,013
Capital expenditures funded by finance lease liabilities	$1,211	$—
Tax receivable agreement included in other long-term liabilities	$—	$17,156

See accompanying notes to condensed consolidated financial statements.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

(In thousands)	September 25, 2021	September 26, 2020
Cash and cash equivalents	$159,972	$173,415
Restricted cash included in other non-current assets	368	4,961
Cash and cash equivalents for discontinued operations	—	6,517
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$160,340	$184,893

Amounts included in other non-current assets represent those required to be set aside by a contractual agreement with an insurer for the payment of specific workers’ compensation claims.

FRANCHISE GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 25, 2021 and September 26, 2020

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

Discontinued Operations

As previously disclosed, on February 21, 2021 the Company entered into a purchase agreement (the "Purchase Agreement") to sell its Liberty Tax business to NextPoint Acquisition Corp ("NextPoint"), a special purpose acquisition corporation incorporated under the laws of the Province of British Columbia (the "Transaction"). On July 2, 2021 the Company completed the Transaction and received total consideration of approximately $241.0 million consisting of approximately $181.2 million in cash and approximately $59.7 million in proportionate voting shares of NextPoint recorded as an investment in equity securities in "Other non-current assets" on the Condensed Consolidated Balance Sheet. The transaction resulted in a gain on the sale of $173.7 million recorded in "Income (loss) from discontinued operations, net of tax" on the Condensed Consolidated Statement of Operations. As part of the divestiture, the Company incurred transaction costs of approximately $5.7 million which were paid using shares of NextPoint. As a result of the Transaction, the financial position and results of operations of the Liberty Tax business are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. The accompanying Notes to the Condensed Consolidated Financial Statements and all prior year balances have been reclassified to conform to this presentation. Please refer to "Note 3. Divestitures" for additional information regarding discontinued operations.

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

The London Interbank Offered Rate (“LIBOR”) is scheduled to be discontinued on December 31, 2021. In an effort to address the various challenges created by such discontinuance, the FASB issued an amendment to existing guidance, ASU No. 2020-04, "Reference Rate Reform." The amended guidance is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, borrowings) necessitated by the reference rate reform. It also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by the reference rate reform. Application of the guidance in the amendment is optional, is only available in certain situations, and is only available for companies to apply until December 31, 2022. The Company expects no material impact as a result of reference rate reform and the new guidance on its consolidated financial statements.

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

Pet Supplies Plus Acquisition

On March 10, 2021, the Company completed its acquisition of Pet Supplies Plus (the "Pet Supplies Plus Acquisition"). The preliminary fair value of the consideration transferred at the acquisition date was $451.1 million. As of September 25, 2021, $5.5 million of acquisition fees had been incurred that are recorded in selling, general and administrative expenses.

The table below summarizes the unaudited preliminary estimates of the fair values of the identifiable assets acquired and liabilities assumed in the Pet Supplies Plus Acquisition as of March 10, 2021. The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in an adjustment to the preliminary values presented below. In the nine months ended September 25, 2021, the preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed were adjusted, which resulted in an increase in goodwill of $0.6 million. The increase was primarily due to a $0.5 million increase of franchise fees receivable and $0.1 million of prepaid expenses. The Company expects to complete the purchase price allocation as soon as reasonably possible but not to exceed one year from the date of completion of the Pet Supplies Plus Acquisition.

(In thousands)	Preliminary March 10, 2021
Cash and cash equivalents	$2,131
Other current assets	39,844
Inventories, net	118,600
Property, equipment and software, net	75,616
Goodwill	335,690
Operating lease right-of-use assets	151,243
Other intangible assets, net	205,800
Other non-current assets	6,393
Total assets	935,317
Current operating lease liabilities	25,405
Accounts payable and accrued expenses	82,071
Other current liabilities	1,705
Current installments of long-term obligations	3,507
Long-term obligations, excluding current installments	247,458
Non-current operating lease liabilities	114,292
Other long-term liabilities	9,761
Total liabilities	484,199
Consideration transferred	$451,118

Other intangible assets, net consists of the Pet Supplies Plus trade name as an indefinite-lived intangible asset with a fair value of $104.4 million. The trade name is not subject to amortization but will be evaluated annually for impairment. Also included are franchise agreements of $67.1 million and customer relationships of $34.3 million.

Operating lease right-of-use assets and lease liabilities consist of leases for retail store locations, warehouses and office equipment. Operating lease right-of-use assets incorporates a favorable adjustment of $12.4 million, net for favorable and unfavorable Pet Supplies Plus real estate leases (as compared to prevailing market rates) which will be amortized over the remaining lease terms.

Property, equipment and software, net consists of fixtures and equipment of $37.0 million, leasehold improvements of $33.5 million, construction in progress of $3.5 million and financing leases of $1.7 million.

Other non-current assets includes $0.4 million of restricted cash.

Furniture Factory Outlet Acquisition

On December 27, 2020, the Company completed the acquisition of Furniture Factory Outlet ("FFO Home"), a regional retailer of furniture and mattresses, for an all cash purchase price of $13.8 million. The Company acquired 31 operating locations which were rebranded as American Freight stores and included in its American Freight segment. As of September 25, 2021, $0.4 million of acquisition fees had been incurred that are recorded in selling, general and administrative expenses.

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

Operating lease right-of-use assets and lease liabilities consist of leases for retail store locations. Operating lease right-of-use assets incorporates a favorable adjustment of $1.4 million, net for favorable and unfavorable FFO Home leases (as compared to prevailing market rates) which will be amortized over the remaining lease terms.

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

	Pro forma (Unaudited)
	Three Months Ended		Nine Months Ended
(In thousands)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Revenue	$828,826	$750,094	$2,506,519	$2,187,416
Net income	$35,999	$6,167	$92,974	$(38,583)
Basic net income per share	$0.84	$0.15	$2.16	$(1.19)
Diluted net income per share	$0.83	$0.15	$2.12	$(1.19)

The unaudited consolidated pro forma financial information was prepared in accordance with GAAP and is not necessarily indicative of the results of operations that would have occurred if the Pet Supplies Plus and American Freight acquisitions had been completed on the date indicated, nor is it indicative of the future operating results of the Company.

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

(3) Discontinued Operations and Assets Disposition

On February 21, 2021, the Company and NextPoint entered into the Purchase Agreement to sell its Liberty Tax business to NextPoint. In connection with the Purchase Agreement, the parties entered into a transition services agreement pursuant to which both parties agreed to provide certain transition services to each other for a period not to exceed twelve months. On July 2, 2021, the Company completed the transaction and received total consideration of approximately $241.0 million, consisting of approximately $181.2 million in cash and approximately $59.7 million in proportionate voting shares of NextPoint recorded as an investment in equity securities in "Other non-current assets" on the Condensed Consolidated Balance Sheet. The transaction resulted in a gain on the sale of $173.7 million recorded in "Income (loss) from discontinued operations, net of tax" on the Condensed Consolidated Statement of Operations. As part of the divestiture, the Company incurred transaction costs of approximately $5.7 million which were paid using shares of NextPoint. As a result of the Transaction, the financial position and results of operations of the Liberty Tax business are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented.

The following is a summary of the major categories of assets and liabilities for the Liberty Tax business. The balances for all periods prior to the sale are included in assets and liabilities held for sale in the Condensed Consolidated Balance Sheet.

Assets	September 25, 2021	December 26, 2020
(In thousands)
Current assets:
Cash and cash equivalents	$—	$2,722
Current receivables, net	—	33,525
Other current assets	—	6,776
Total current assets	—	43,023
Property, equipment, and software, net	—	7,634
Non-current receivables, net	—	3,889
Goodwill	—	8,719
Intangible assets, net	—	24,804
Operating lease right-of-use assets	—	8,771
Other non-current assets	—	1,299
Total assets held for sale	$—	$98,139
Liabilities and Stockholders' Equity
Current liabilities:
Current installments of long-term obligations	$—	$1,335
Current operating lease liabilities	—	4,658
Accounts payable and accrued expenses	—	20,200
Other current liabilities	—	14,383
Total current liabilities	—	40,576
Long-term obligations, excluding current installments	—	1,711
Non-current operating lease liabilities	—	4,738
Other non-current liabilities	—	2,330
Total liabilities held for sale	$—	$49,355

The following is a Condensed Consolidated Statement of Operations for the Liberty Tax business. The amounts for all periods are included in "Income (loss) from discontinued operations, net of tax" in the Company's Condensed Consolidated Statements of Operations.

	Three Months Ended		Nine Months Ended
(In thousands)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Revenue	$493	$13,300	$107,486	$117,992
Selling, general, and administrative expenses	6,886	18,657	64,672	77,871
Income from operations	(6,393)	(5,357)	42,814	40,121
Other expense:
Gain on sale of discontinued operation	173,699	—	173,699	—
Other	(3)	16	165	1
Interest expense, net	(3)	6	(4)	(4,983)
Income before income taxes	167,300	(5,335)	216,674	35,139
Income tax expense	39,228	(1,464)	40,240	6,656
Net Income	128,072	(3,871)	176,434	28,483
Less: Net (income) attributable to non-controlling interest	—	—	—	11,791
Net income attributable to discontinued operations	$128,072	$(3,871)	$176,434	$40,274

The following is the operating and investing activities for the Liberty Tax business. These amounts are included in the Company's Condensed Consolidated Statement of Cash Flows.

	Nine Months Ended
(In thousands)	September 25, 2021	September 26, 2020
Cash flows provided by operating activities from discontinued operations	$39,334	$46,709
Cash flows provided by investing activities from discontinued operations	$173,633	$13,066

(4) Goodwill and Intangible Assets

The Company performs impairment tests for goodwill as of the end of July of each fiscal year and between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair values of the Company's reporting units below their carrying values. There are no accumulated goodwill impairment losses recorded.

Changes in the carrying amount of goodwill for the nine months ended September 25, 2021 are as follows:

	Vitamin Shoppe	American Freight	Pet Supplies Plus	Buddy's	Total
Balance as of December 26, 2020	1,277	367,882	—	79,099	448,258
Acquisitions	—	3,493	335,690	—	339,183
Balance as of September 25, 2021	$1,277	$371,375	$335,690	$79,099	$787,441

Components of intangible assets as of September 25, 2021 and December 26, 2020 were as follows:

	September 25, 2021
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite lived tradenames	197,700	—	197,700
Franchise agreements	77,600	(4,791)	72,809
Customer contracts	42,414	(4,302)	38,112
Reacquired rights	566	(282)	284
Total intangible assets	$318,280	$(9,375)	$308,905

	December 26, 2020
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite lived tradenames	$93,300	$—	$93,300
Customer contracts	8,781	(2,159)	6,622
Franchise agreements	10,500	(1,546)	8,954
Reacquired rights	1,478	(462)	1,016
Total intangible assets	$114,059	$(4,167)	$109,892

(5) Revenue

For details regarding the principal activities from which the Company generates its revenue, see "Note 1. Description of Business and Summary of Significant Account Policies Presentation" in the Company's Form 10-K. For more detailed information regarding reportable segments, see "Note 13. Segments" in this quarterly report. The following represents the disaggregated revenue by reportable segments for the three and nine months ended September 25, 2021:

	September 25, 2021
	Vitamin Shoppe		American Freight		Pet Supplies Plus		Buddy's
(In thousands)	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended †	Three Months Ended	Nine Months Ended
Retail sales	$300,721	$897,934	$207,660	$686,194	$162,931	$351,147	$784	$3,221
Wholesale sales	—	—	617	617	109,895	233,080	—	—
Total product revenue	300,721	897,934	208,277	686,811	272,826	584,227	784	3,221
Franchise fees	—	—	—	—	269	511	19	40
Royalties and advertising fees	92	174	427	838	5,937	12,664	3,591	10,772
Financial products	—	—	10,808	31,338	—	—	—	—
Interest income	—	—	287	872	71	156	—	—
Agreement, club and damage waiver fees	—	—	—	—	—	—	1,618	5,140
Warranty revenue	—	—	416	19,914	—	—	—	—
Other revenues	—	—	3,376	11,141	7,540	16,154	3,440	4,945
Total service revenue	92	174	15,314	64,103	13,817	29,485	8,668	20,897
Rental revenue, net	—	—	—	—	—	—	8,327	26,077
Total rental revenue	—	—	—	—	—	—	8,327	26,077
Total revenue	$300,813	$898,108	$223,591	$750,914	$286,643	$613,712	$17,779	$50,195

† Reflects the results from the March 10, 2021 acquisition date.

The following represents the disaggregated revenue by reportable segments for the three and nine months ended September 26, 2020:

	September 26, 2020
	Vitamin Shoppe		American Freight		Pet Supplies Plus		Buddy's
(In thousands)	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Retail sales	$266,965	$780,588	$231,959	$655,311	$—	$—	$1,538	$4,778
Total product revenue	266,965	780,588	231,959	655,311	—	—	1,538	4,778
Franchise fees	—	—	—	—	—	—	8	20
Royalties and advertising fees	—	—	—	—	—	—	2,517	7,346
Financial products	—	—	6,775	8,066	—	—	—	—
Interest income	—	—	315	987	—	—	—	—
Agreement, club and damage waiver fees	—	—	—	—	—	—	3,436	10,124
Warranty revenue	—	—	4,775	13,754	—	—	—	—
Other revenues	—	—	1,388	4,268	—	—	612	1,951
Total service revenue	—	—	13,253	27,075	—	—	6,573	19,441
Rental revenue, net	—	—	—	—	—	—	17,404	51,000
Total rental revenue	—	—	—	—	—	—	17,404	51,000
Total revenue	$266,965	$780,588	$245,212	$682,386	$—	$—	$25,515	$75,219

Contract Balances

The following table provides information about receivables and contract liabilities (deferred revenue) from contracts with customers as of September 25, 2021 and December 26, 2020:

(In thousands)	September 25, 2021	December 26, 2020
Accounts Receivable	$68,837	$38,444
Notes receivable	$13,600	$28,240
Deferred revenue	$35,472	$24,097
Deferred franchise fee revenue	$12,682	$1,519

Deferred revenue consists of (1) amounts received for which customers have not yet taken possession of the merchandise, (2) gift card or store credits outstanding, and (3) loyalty reward program credits which are generally recognized within one year following the revenue deferral. Deferred franchise fee revenue is recognized over the term of the agreement, which is generally between five and ten years.

(6) Long-Term Obligations

Long-term obligations at September 25, 2021 and December 26, 2020 were as follows:

(In thousands)	September 25, 2021	December 26, 2020
Revolving credit facilities	$—	$78,310
Term loan, net of debt issuance costs	1,070,167	491,836
Finance lease liabilities	4,162	851
Total long-term obligations	1,074,329	570,997
Less current installments	1,420	104,053
Total long-term obligations, excluding current installments, net	$1,072,909	$466,944

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

The First Lien Term Loan will mature on March 10, 2026 and will bear interest at a variable rate with a floor of 5.50%. Interest is payable on either the last day of the interest period or the last business day of the calendar quarter. The Company is required to repay the First Lien Term Loan in equal quarterly installments of $2.5 million on the last day of each calendar quarter, commencing on June 30, 2021 subject to certain early payment requirements based on certain events. On July 2, 2021, the Company repaid $182.1 million of principal of the First Lien Term Loan using cash proceeds from the sale of the Liberty Tax business. The payment also satisfied the requirements for the quarterly principal payments so no additional principal payments are due until the First Term Loan maturity date. The remaining $1.4 million of current installments of long-term obligations are related to finance leases.

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

Third Amended and Restated Loan and Security Agreement (ABL)

On the Closing Date, the Company entered into a Third Amended and Restated Loan and Security Agreement (the “ABL Agreement”) with various lenders. The ABL Agreement provides for a senior secured revolving loan facility (the “ABL Revolver”) with aggregate commitments available to Company of the lesser of (i) $150.0 million and (ii) a specified borrowing base based on a percentage of the Company's eligible credit card receivables, accounts (subject to certain limitations) and inventory (subject to certain limitations), less certain reserves (the “Aggregate Borrowing Cap”). Furthermore, the ABL Agreement includes separate borrowing caps equal to (A) the lesser of (1) $100.0 million and (2) a specified borrowing base based on a percentage of certain of the Company's subsidiaries eligible credit card receivables, accounts (subject to certain limitations) and inventory (subject to certain limitations), less certain reserves.

As of September 25, 2021, the ABL Revolver was undrawn. The ABL Agreement amended and restated the existing Second Amended and Restated Loan and Security Agreement, dated as of December 16, 2019. The Company's obligations under the ABL Agreement are guaranteed pursuant to a Second Amended and Restated Guaranty Agreement, dated as of the Closing Date. The obligations of the Company under the ABL Agreement are secured by substantially all of the assets of the Company pursuant to the ABL Agreement and a Third Amended and Restated Pledge Agreement (the “ABL Pledge”).

The ABL Revolver will mature on March 10, 2025, and borrowings under the ABL Revolver will bear interest at a variable rate with a 1.75% floor. Interest is payable on either the last day of the interest period or the last business day of the calendar quarter.

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

Franchise Group New Holdco Credit Agreement and Term Loan

On March 10, 2021, the outstanding amount of $527.4 million, including accrued interest, under the Franchise Group New Holdco Credit Agreement and Term Loan was paid in full in connection with the issuance of the First Lien Term Loan and the Second Lien Term Loan. The early repayment resulted in additional interest expense of $20.1 million for the write-off of deferred financing costs and $36.7 million for a prepayment penalty. The prepayment penalty is recorded in the Other expense line of the Consolidated Statement of Operations for the nine months ended September 25, 2021.

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

Compliance with Debt Covenants

The Company's revolving credit and long-term debt agreements impose restrictive covenants on it, including requirements to meet certain ratios. As of September 25, 2021, the Company was in compliance with all covenants under these agreements and, based on a continuation of current operating results, the Company expects to be in compliance for the next twelve months.

(7) Income Taxes

Overview

For the three months ended September 25, 2021 and September 26, 2020, the Company had an effective tax rate from continuing operations of (75.8)% and (66.7)%, respectively. The change in the effective tax rate compared to the prior year is due to the reversal of a valuation allowance related to net operating loss carryforwards in the current year. The impact of the CARES Act was included in the prior year effective tax rate. For the nine months ended September 25, 2021 and September 26, 2020, the Company had an effective tax rate from continuing operations of (63.5)% and 106.1%, respectively. The impact of the enactment of the CARES Act was included nine months ended September 26, 2020 which is the primary driver of the difference in the effective tax rate. The Company is also expecting to utilize its net operating loss carryforwards and is expecting to realize its deferred tax assets which previously had a full valuation allowance.

CARES Act

The Coronavirus, Aid, Relief, and Economic Security, or CARES Act (the “Act”) was enacted on March 27, 2020. The Act retroactively changed the eligibility of certain assets for expense treatment in the year placed in service, back to 2018, and permitted any net operating loss for the tax years 2018, 2019, and 2020 to be carried back for 5 years. The Company recorded a total income tax benefit of $52.3 million during 2020 associated with the income tax components contained in the Act.

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

Payments will be made when such TRA related deductions actually reduce the Company’s income tax liability. No payments were made to members of New Holdco pursuant to the TRA during the quarter ended September 25, 2021. Pursuant to the Company's election under Section 754 of the Internal Revenue Code (the "Code"), the Company has obtained an increase in its share of the tax basis in the net assets of New Holdco when the New Holdco units were redeemed or exchanged by the non-controlling interest holders and other qualifying transactions. The Company has treated the redemptions and exchanges of New Holdco units by the non-controlling interest holders as direct purchases of New Holdco units for U.S. federal income tax purposes. This increase in tax basis will reduce the amounts that it would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

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

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, which were from the Company's Liberty Tax business, as of September 25, 2021 and December 26, 2020 were as follows:

(In thousands)	September 25, 2021	December 26, 2020
Foreign currency adjustment	$—	$(1,254)
Interest rate swap agreements, net of tax	—	(145)
Total accumulated other comprehensive loss	$—	$(1,399)
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

Net Income (Loss) per Share

Diluted net income (loss) per share is computed using the weighted-average number of common stock and, if dilutive, the potential common stock outstanding during the period. Potential common stock consists of the incremental common stock issuable upon the exercise of stock options and vesting of restricted stock units. The dilutive effect of outstanding stock options and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method. Additionally, the computation of the diluted net income (loss) per share of common stock assumed the conversion of Preferred Stock, if dilutive.

The following table sets forth the calculations of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
(In thousands, except for share and per share amounts)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net income (loss) from continuing operations attributable to Franchise Group	$35,998	$(4,726)	$40,185	$(11,005)
Less: Preferred dividend declared	(2,128)	(169)	(6,384)	(169)
Adjusted net income (loss) from continuing operations available to Common Stockholders	33,870	(4,895)	33,801	(11,174)
Net income from discontinued operations attributable to Franchise Group	128,072	(3,871)	176,434	40,274
Adjusted net income (loss) available to Common Stockholders	$161,942	$(8,766)	$210,235	$29,100

Weighted-average common stock outstanding	40,229,232	39,692,384	40,171,458	32,679,576
Net dilutive effect of stock options and restricted stock	744,504	—	759,965	—
Weighted-average diluted shares outstanding	40,973,736	39,692,384	40,931,423	32,679,576

Basic net income (loss) per share:
Continuing operations	$0.84	$(0.12)	$0.84	$(0.34)
Discontinued operations	3.18	(0.10)	4.39	1.23
Basic net income per share	$4.02	$(0.22)	$5.23	$0.89

Diluted net income (loss) per share:
Continuing operations	$0.83	$(0.12)	$0.83	$(0.34)
Discontinued operations	3.13	(0.10)	4.31	1.23
Diluted net income per share	$3.96	$(0.22)	$5.14	$0.89

(9) Stock-Based Compensation Plans

For a discussion of our stock-based compensation plans, refer to “Note 11. - Stock-Based Compensation Plans” of the Form 10-K for the year ended December 26, 2020.

Stock Options
Stock option activity during the nine months ended September 25, 2021 was as follows:

	Number of options	Weighted average exercise price
Outstanding as of December 26, 2020	391,409	$10.19
Exercised	(36,188)	10.66
Expired or forfeited	—	—
Outstanding as of September 25, 2021	355,221	$10.15

Intrinsic value is defined as the fair value of the stock less the cost to exercise. The total intrinsic value of stock options outstanding at September 25, 2021 was $9.0 million. Stock options vest from the date of grant to three years after the date of grant and expire from four to five years after the vesting date.

Nonvested stock options activity during the nine months ended September 25, 2021 was as follows:

	Nonvested options	Weighted average exercise price
Outstanding as of December 26, 2020	63,334	$8.83
Vested	(63,334)	8.83
Expired or forfeited	—	—
Outstanding as of September 25, 2021	—	$—

At September 25, 2021, there were no unrecognized compensation costs related to nonvested stock options.
The following table summarizes information about stock options outstanding and exercisable at September 25, 2021:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number	Weighted average exercise price	Weighted average remaining contractual life (in years)	Number	Weighted average exercise price

$0.00 - $10.89	204,500	$8.80	3.8	204,500	$8.80
$10.90 - $12.01	150,721	11.98	2.5	150,721	11.98
	355,221	$10.15		355,221	$10.15

Restricted Stock Units

The Company has awarded service-based restricted stock units ("RSUs") and performance restricted stock units ("PRSUs") to its non-employee directors, officers and certain employees. The Company recognizes expense based on the estimated fair value of the RSUs or PRSUs granted over the vesting period on a straight-line basis. The fair value of RSUs and PRSUs is determined using the Company's closing stock price on the date of the grant. At September 25, 2021, unrecognized compensation costs related to RSUs and PRSUs were $5.8 million and $24.9 million, respectively. These costs are expected to be recognized through fiscal 2024.

The following table summarizes the status of RSUs as of and changes during the nine months ended September 25, 2021:

	Number of restricted stock units	Weighted average fair value at grant date
Balance as of December 26, 2020	296,147	$20.51
Granted	120,952	35.72
Vested	(101,503)	22.56
Canceled	(2,342)	12.22
Balance as of September 25, 2021	313,254	$25.78

The following table summarizes the status of PRSUs as of and changes during the nine months ended September 25, 2021:

	Number of restricted stock units	Weighted average fair value at grant date
Balance as of December 26, 2020	618,737	$17.00
Granted	913,875	21.72
Vested	(19,500)	14.40
Canceled	—	—
Balance as of September 25, 2021	1,513,112	$19.81

Stock Compensation Expense

The Company recorded $9.6 million and $6.3 million during the nine months ended September 25, 2021 and September 26, 2020, respectively.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). The Company recorded impairment charges of $1.1 million and $0 during the nine months ended September 25, 2021 and September 26, 2020.

Fair Value of Financial Instruments

The carrying value of Cash and cash equivalents, restricted cash, accounts receivable and accounts payable as reported in the accompanying unaudited condensed consolidated balance sheets approximate fair value due to their short-term maturities. The carrying amount of Long-term debt approximates fair value because the interest rate paid has a variable component. The fair value for equity securities for which the Company does not have the ability to exercise significant influence is based on quoted prices in active markets, which was $40.9 million as of September 25, 2021.

(11) Related Party Transactions

The Company considers directors and their affiliated companies, as well as executive officers and members of their immediate families, to be related parties.

Messrs. Kahn and Laurence

Vintage Capital Management, LLC and its affiliates ("Vintage") held approximately 31% of the aggregate voting power of the Company through their ownership of common stock as of September 25, 2021. Brian Kahn and Andrew Laurence are principals of Vintage. Mr. Kahn is a member of the Board of Directors, President and Chief Executive Officer of the Company. Mr. Laurence is an Executive Vice President of the Company, served as a member of the Company's Board of Directors until the Company's annual meeting of stockholders in May 2021 and served as the Company's Chairman of the Board until March 31, 2020.

Buddy's Franchises. Mr. Kahn's brother-in-law owns seven Buddy's franchises. All transactions between the Company's Buddy's segment and Mr. Kahn's brother-in-law are conducted on a basis consistent with other franchisees.

Bryant Riley (former director)

Bryant Riley, through controlled entities or affiliates held approximately 4% of the aggregate ownership of the Company's common stock as of September 25, 2021. Prior to the quarter ended September 25, 2021, Mr. Riley held greater than 5% of the aggregate ownership of the Company's common stock. Mr. Riley was also a member of the Company's Board of Directors from September 2018 through March 2020.

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

M. Brent Turner
Mr. Turner was the President and Chief Executive Officer of the Company’s Liberty Tax business which was sold to NextPoint on July 2, 2021 in connection with the Transaction. The Company previously entered into certain agreements with Revolution Financial, Inc., an entity partially owned by Mr. Turner, which were terminated upon completion of the sale of the Liberty Tax business. During the nine months ended September 25, 2021, the Company earned less than $0.2 million in royalties related to such agreements which was recorded in "Income (loss) from discontinued operations, net of tax" in the accompanying Condensed Consolidated Statements of Operations.

Tax Receivable Agreement

In connection with the acquisition of Buddy's, the Company entered into the Tax Receivable Agreement with the Buddy's Members that provides for the payment to the Buddy's Members of 40% of the amount of any tax benefits that the Company actually realizes as a result of increases in the tax basis of the net assets of New Holdco resulting from any redemptions or exchanges of New Holdco units. Amounts due under the Tax Receivable Agreement to the Buddy's Members as of September 25, 2021 were $16.8 million which is recorded in "Other non-current liabilities" in the accompanying condensed consolidated balance sheets. No payments were made to Buddy's Members pursuant to the Tax Receivable Agreement during the nine months ended September 25, 2021.

(12) Commitments and Contingencies

In the ordinary course of operations, the Company may become a party to legal proceedings. Based upon information currently available, management believes that such legal proceedings, individually or in the aggregate, will not have a material adverse effect on the Company's business, financial condition, cash flows, or results of operations.

The Company is party to claims and lawsuits that are considered to be ordinary, routine litigation incidental to the business, including claims and lawsuits concerning the fees charged to customers for various products and services, relationships with franchisees, intellectual property disputes, employment matters, and contract disputes. Although the Company cannot provide assurance that it will ultimately prevail in each instance, it believes the amount, if any, it will be required to pay in the discharge of liabilities or settlements in these claims will not have a material adverse impact on its consolidated results of operations, financial position, or cash flows.

Guarantees

The Company remains secondarily liable under various real estate leases that were assigned to franchisees who acquired Pet Supplies Plus stores from the Company. In the event of the failure of an acquirer to pay lease payments, the Company could be obligated to pay the remaining lease payments which extend through 2033 and aggregated $8.7 million as of September 25, 2021. If the Company is required to make payments under these guarantees, the Company could seek to recover those amounts from the franchisees or in some cases their affiliates. The Company believes that payment under these guarantees is remote as of September 25, 2021.

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

Total revenues by segment were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Total revenue:
Vitamin Shoppe	$300,813	$266,965	$898,108	$780,588
American Freight	223,591	245,212	750,914	682,386
Pet Supplies Plus	286,643	—	613,712	—
Buddy's	17,779	25,515	50,195	75,219
Consolidated total revenue	$828,826	$537,692	$2,312,929	$1,538,193

Operating income (loss) by segment were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Income (loss) from operations:
Vitamin Shoppe	$27,792	$2,849	$90,830	$(3,214)
American Freight	9,574	19,940	56,659	33,949
Pet Supplies Plus	18,647	—	25,056	—
Buddy's	5,991	5,302	13,630	13,985
Total Segments	62,004	28,091	186,175	44,720
Corporate	(7,241)	(3,411)	(20,280)	(8,108)
Consolidated income (loss) from operations	$54,763	$24,680	$165,895	$36,612

Total assets by segment were as follows:

(In thousands)	September 25, 2021	December 26, 2020
Total assets:
Vitamin Shoppe	$604,501	$607,148
American Freight	888,410	801,731
Pet Supplies Plus	942,019	—
Buddy's	148,533	137,698
Total Segments	2,583,463	1,546,577
Corporate	248,121	203,196
Consolidated total assets	$2,831,584	$1,749,773

(14) Subsequent Events

On September 27, 2021, the Company completed the acquisition of Sylvan Learning ("Sylvan"), a leading tutoring franchisor for Pre-K-12 students and families in the U.S., valued at approximately $81 million pursuant to a Stock Purchase Agreement, dated as of September 27, 2021, by and among wholly-owned subsidiaries of the Company and Educate Investments, LLC (the "Sylvan Transaction"). The Sylvan Transaction was financed with cash on hand. The Company is in the process of completing the fair value determinations and resulting purchase price allocations.

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

•the seasonality of certain business segments;

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

•our reliance on technology systems and electronic communications;

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

Overview

We are an owner and operator of franchised and franchisable businesses that continually looks to grow our portfolio of brands while utilizing our operating and capital allocation philosophies to generate strong cash flows for our stockholders. We have a diversified and growing portfolio of highly recognized brands that compete in the U.S.. Our asset-light business model is designed to generate consistent, recurring revenue and strong operating margins and requires limited maintenance capital expenditures. As a multi-brand operator, we continually look to diversify and grow our portfolio of brands either through acquisition or organic brand development. Our acquisition strategy typically targets businesses that are highly cash flow generative with compelling unit economics that can be scaled by adding franchise and company owned units, or that can be restructured to enhance performance and value to Franchise Group. We strive to create value for our stockholders by generating free cash flow and capital-efficient growth across economic cycles.

Our business lines include American Freight, The Vitamin Shoppe ("Vitamin Shoppe"), Pet Supplies Plus, and Buddy’s Home Furnishings ("Buddy's"). See "Note 1. Organization and Significant Accounting Policies" in the notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 26, 2020.

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
Divestiture
On February 21, 2021, we entered into a purchase agreement (the "Purchase Agreement") with NextPoint Acquisition Corp ("NextPoint") to sell our Liberty Tax business (the "Transaction"). On July 2, 2021 the Transaction was completed and we received total consideration of approximately $241.0 million consisting of approximately $181.2 million in cash and $59.7 million of proportional voting shares of NextPoint. In connection with the Purchase Agreement, the parties also entered into a transition services agreement pursuant to which both parties will provide certain transition services to each other for a period not to exceed twelve months.
For purposes of this section and throughout this quarterly report, all references to “fiscal 2020” refer to the year ended December 26, 2020 and corresponding references to fiscal quarters are references to quarters within that fiscal year.

Impact of COVID-19

The COVID-19 pandemic has affected, and likely will continue to affect, our financial condition and results of operations for the foreseeable future. In most states, during 2020, our businesses were deemed essential and, therefore, the majority of our stores remained open during the pandemic. The highest number of temporary store closures we experienced due to the COVID-19 pandemic was approximately 240 stores during the second quarter of 2020. As of September 25, 2021 and October 31, 2021, none of our stores were closed due to the COVID-19 pandemic; however, we cannot predict whether our stores will remain open if the COVID-19 pandemic worsens and states and localities issue new restrictions.

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

Results of Operations
The table below shows results of operations for the three and nine months ended September 25, 2021 and September 26, 2020.

	Three Months Ended				Nine Months Ended
			Change				Change
(In thousands)	September 25, 2021	September 26, 2020	$	%	September 25, 2021	September 26, 2020	$	%
Total revenues	$828,826	$537,692	$291,134	54.1%	$2,312,929	$1,538,193	$774,736	50.4%
Income from operations	54,763	24,680	30,083	121.9%	165,895	36,612	129,283	353.1%
Net income	$35,998	$(4,726)	$40,724	861.7%	$40,185	$2,876	$37,309	1,297.3%

Revenues. The table below sets forth the components and changes in our revenues for the three and nine months ended September 25, 2021 and September 26, 2020.

	Three Months Ended				Nine Months Ended
			Change				Change
(In thousands)	September 25, 2021	September 26, 2020	$	%	September 25, 2021	September 26, 2020	$	%
Product	$782,608	$500,462	$282,146	56.4%	$2,172,193	$1,440,677	$731,516	50.8%
Service and other	37,891	19,826	18,065	91.1%	114,659	46,516	68,143	146.5%
Rental	8,327	17,404	(9,077)	(52.2)%	26,077	51,000	(24,923)	(48.9)%
Total revenue	$828,826	$537,692	$291,134	54.1%	$2,312,929	$1,538,193	$774,736	50.4%

For the three months ended September 25, 2021, total revenues increased $291.1 million, or 54%, to $828.8 million compared to $537.7 million in the same period last year. This increase was primarily due to the Pet Supplies Plus Acquisition, which increased revenue by $286.6 million and a $33.8 million increase in revenue at our Vitamin Shoppe segment. These increases were offset by a $21.6 million decrease in revenue at our American Freight segment and a $7.7 million decrease in revenue at our Buddy's segment.

For the nine months ended September 25, 2021, total revenues increased $774.7 million, or 50.4%, of $2.3 billion compared to $1.5 billion in the same period last year. This increase was primarily due to the Pet Supplies Plus Acquisition, which increased revenue by $613.7 million, a $68.5 million increase in revenue at our American Freight segment including a $55.8 million increase due to the annualization of the segment, and a $117.5 million increase in revenue at our Vitamin Shoppe segment. These increases were offset by a $25.0 million decrease in revenue at our Buddy's segment.

Operating expenses.    The following table details the amounts and changes in our operating expenses for the three and nine months ended September 25, 2021 and September 26, 2020.

	Three Months Ended				Nine Months Ended
			Change				Change
(In thousands)	September 25, 2021	September 26, 2020	$	%	September 25, 2021	September 26, 2020	$	%
Cost of revenue:
Product	$485,682	296,920	$188,762	63.6%	$1,347,673	$862,320	$485,353	56.3%
Service and other	8,737	678	8,059	1,188.6%	10,076	2,135	7,941	371.9%
Rental	2,930	5,877	(2,947)	(50.1)%	8,869	17,327	(8,458)	(48.8)%
Total cost of revenue	497,349	303,475	193,874	63.9%	1,366,618	881,782	484,836	55.0%
Selling, general, and administrative expenses	276,714	209,537	67,177	32.1%	780,416	619,799	160,617	25.9%
Total operating expenses	$774,063	$513,012	$261,051	50.9%	$2,147,034	$1,501,581	$645,453	43.0%

For the three months ended September 25, 2021, total operating expenses were $774.1 million compared to $513.0 million in the same period last year, representing an increase of $261.1 million, or 50.9%. This increase was primarily due to the Pet Supplies Plus Acquisition which increased operating expenses by $268.0 million, an $8.9 million increase at our Vitamin Shoppe segment, and a $3.8 million increase in corporate expenses primarily due to fees related to the sale of our Liberty Tax business and higher payroll and stock compensation expense. These increases were partially offset by a $11.3 million decrease at our American Freight segment and an $8.4 million decrease at our Buddy's segment.

For the nine months ended September 25, 2021, total operating expenses were $2.1 billion compared to $1.5 billion in the same period last year, representing an increase of $645.5 million, or 43.0%. This increase was primarily due to the Pet Supplies Plus Acquisition which increased operating expenses by $588.7 million, a $45.8 million increase at our American Freight segment, a $23.5 million increase at our Vitamin Shoppe segment, and a $12.2 million increase in corporate expenses primarily due to fees related to the sale of our Liberty Tax business and higher payroll and stock compensation expense. These increases were partially offset by a $24.7 million decrease at our Buddy's segment.

Other. Other expense increased $11.8 million for the three months ended September 25, 2021 compared to the same period last year primarily due to a $13.1 million loss related to our investment in NextPoint. Other expenses increased $44.5 million for the nine months ended September 25, 2021 compared to the same period last year primarily due to a prepayment penalty of $36.7 million from the repayment of the Franchise Group New Holdco Term Loan and ABL Term Loan in the nine months ended September 25, 2021 and a $13.1 million loss related to our investment in NextPoint.

Interest expense, net. Interest expense, net decreased $5.1 million for the three months ended September 25, 2021 primarily due to a $5.6 million decrease in deferred financing cost amortization and lower interest rates on the First and Second Lien Term loans compared to the Franchise New Holdco Term Loan. Interest expense, net increased $12.8 million for the nine months ended September 25, 2021 primarily due to the write-off of $29.3 million of deferred financing costs due to the termination of the Franchise Group New Holdco Term Loan and ABL Term Loan partially offset by the reduced amortization of deferred financing costs.

Income tax benefit. Our effective tax rate from continuing operations, including discrete income tax items, was (75.8)% and (66.7)% for the three months ended September 25, 2021 and September 26, 2020, respectively. The change in the effective tax rate compared to the prior year is due to the reversal of a valuation allowance related to net operating loss carryforwards in the current year. The impact of the CARES Act was included in the prior year effective tax rate. For the nine months ended September 25, 2021 and September 26, 2020, we had an effective tax rate from continuing operations of (63.5)% and 106.1%, respectively. The impact of the enactment of the CARES Act was included in the three and nine months ended September 26, 2020 which is the primary driver of the difference in the effective tax rate. We also expect to utilize a portion of our deferred tax assets, including net operating loss carryforwards, which previously had a full valuation allowance.

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

We measure the results of our segments using, among other measures, each segment's net sales, operating expenses, which includes cost of revenue, and operating income (loss). We may revise the measurement of each segment's operating income, including the allocation of overhead costs, as determined by the information regularly reviewed by the CODM. When the measurement of a segment changes, previous period amounts and balances are reclassified to be comparable to the current period's presentation. Because the Pet Supplies Plus Acquisition occurred during the nine months ended September 25, 2021; no comparable information is available, therefore, Pet Supplies Plus segment information is not provided in this discussion.

The following table summarizes the operating results of our Vitamin Shoppe segment:

	Three Months Ended				Nine Months Ended
			Change				Change
(In thousands)	September 25, 2021	September 26, 2020	$	%	September 25, 2021	September 26, 2020	$	%
Total revenues	$300,813	$266,965	$33,848	12.7%	$898,108	$780,588	$117,520	15.1%
Operating expenses	273,021	264,116	8,905	3.4%	807,278	783,802	23,476	3.0%
Segment income	$27,792	$2,849	$24,943	875.5%	$90,830	$(3,214)	$94,044	2,926.1%

Total revenue for the three months ended September 25, 2021 for our Vitamin Shoppe segment increased $33.8 million or 12.7% compared to the same period in the prior year. The increase in revenue was primarily due to a 13.5% increase in comparable store sales driven primarily by strong customer traffic in retail brick and mortar stores due to less COVID-19 restrictions in the current year, new product introductions and continued demand for health and wellness products.

Total revenue for the nine months ended September 25, 2021 for our Vitamin Shoppe segment increased $117.5 million or 15.1% compared to the same periods in the prior year, respectively. The increase in revenue was primarily due to a 16.3% increase in comparable store sales driven primarily by strong customer traffic in retail brick and mortar stores due to less COVID-19 restrictions in the current year coupled with temporary store closures during the height of restrictions last year. New product introductions and continued demand for health and wellness products also contributed to the increased customer traffic and resulting revenue this year.

Operating expenses for our Vitamin Shoppe segment increased $8.9 million or 3.4% for the three months ended September 25, 2021 as compared to the same period in the prior year. The increases in operating expenses were primarily due to an $11.9 million increase in cost of revenue correlated to the revenue growth noted above, partially offset by $6.6 million of inventory step-up amortization in the prior year period and an increase in payroll expenses due to reduced operating hours in the prior year period due to COVID-19 restrictions and higher commissions from the increase in revenue. These increases were partially offset by a decrease in occupancy costs due to a $2.0 million right-of-use asset impairment in the prior year period and eight fewer leases compared to the prior year and a decrease in depreciation expense.

Operating expenses for our Vitamin Shoppe segment increased $23.5 million or 3.0% for the nine months ended September 25, 2021 as compared to the same period last year. The increases in operating expenses were primarily due to a $43.7 million increase cost of goods sold correlated to the revenue growth noted above, partially offset by a $20.6 million inventory step-up amortization in the prior year period. Occupancy costs also decreased due to twelve fewer stores compared to the prior year, a $2.0 million right-of-use asset impairment in the prior year period, $2.1 million of acquisitions fees in the prior year period and reduced depreciation expense.

The following table summarizes the operating results of the American Freight segment:

	Three Months Ended				Nine Months Ended
			Change				Change
(In thousands)	September 25, 2021	September 26, 2020	$	%	September 25, 2021	September 26, 2020	$	%
Total revenues	$223,591	$245,212	$(21,621)	(8.8)%	$750,914	$682,386	$68,528	10.0%
Operating expenses	214,017	225,272	(11,255)	(5.0)%	694,255	648,437	45,818	7.1%
Segment income	$9,574	$19,940	$(10,366)	(52.0)%	$56,659	$33,949	$22,710	66.9%

Total revenue for our American Freight segment decreased $21.6 million or (8.8)% for the three months ended September 25, 2021 as compared to the same period last year. The decrease was attributable to a 13.4% decrease in comparable store sales driven by stores reopening in the prior year quarter from COVID-19 restrictions partially offset the opening of new stores and the acquisition of FFO Home.

Total revenue for our American Freight segment increased $68.5 million or 10.0% for the nine months ended September 25, 2021 as compared to the same period last year. The increase in revenue due to the inclusion of the full first quarter results in the current year (American Freight was acquired on February 14, 2020), increased revenue from new store openings, our acquisition of FFO Home, and temporary store closures during the same period last year due to the COVID-19 pandemic.

Operating expenses for our American Freight segment decreased $11.3 million or (5.0)% for the three months ended September 25, 2021 as compared to the same period last year. The decrease in operating expenses was primarily due to the decrease in cost of revenue correlated to the revenue decline noted above and decreases in compensation due to the decrease in revenue.

Operating expenses for our American Freight segment increased $45.8 million or 7.1% for the nine months ended September 25, 2021 as compared to the same period last year. The increase in operating expenses was primarily due to the inclusion of the full first quarter in the current year (American Freight was acquired on February 14, 2020), higher occupancy costs from new and acquired stores and higher advertising costs due to a reduction in advertising spending in the prior year due to the COVID-19 pandemic.

The following table summarizes the operating results of the Buddy's segment:

	Three Months Ended				Nine Months Ended
			Change				Change
(In thousands)	September 25, 2021	September 26, 2020	$	%	September 25, 2021	September 26, 2020	$	%
Total revenues	$17,779	$25,515	$(7,736)	(30.3)%	$50,195	$75,219	$(25,024)	(33.3)%
Operating expenses	11,788	20,213	(8,425)	(41.7)%	36,565	61,234	(24,669)	(40.3)%
Segment income	$5,991	$5,302	$689	13.0%	$13,630	$13,985	$(355)	(2.5)%

Total revenue for our Buddy's segment decreased $7.7 million or (30.3)% and $25.0 million or (33.3)% for the three and nine months ended September 25, 2021, respectively as compared to the same periods last year. The decrease in revenue was primarily attributable to rental revenue due to the refranchising of 47 Company-owned stores on November 10, 2020. Rental revenue for comparable stores for the three months ended September 25, 2021 increased from $7.4 million to $7.6 million compared to the same period last year.

Operating expenses for our Buddy's segment decreased $8.4 million or (41.7)% and $24.7 million or (40.3)% for the three and nine months ended September 25, 2021, respectively, as compared to the same period last year. The decrease in operating expenses was primarily due to the refranchising of 47 Company-owned stores on November 10, 2020.

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

The following table presents a reconciliation of Adjusted EBITDA for each of the periods indicated.

	Reconciliation of Net Income to Adjusted EBITDA
	Three Months Ended		Nine Months Ended
(In thousands)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net income from continuing operations	$35,998	$(4,726)	$40,185	$2,876
Add back:
Interest expense	21,194	26,269	91,494	78,658
Income tax benefit	(15,519)	1,891	(15,600)	(50,217)
Depreciation and amortization	17,834	14,686	46,407	44,035
Total Adjustments	23,509	42,846	122,301	72,476
EBITDA	59,507	38,120	162,486	75,352
Adjustments to EBITDA
Executive severance and related costs	10	62	19	5,382
Stock based compensation	4,084	1,824	9,344	5,865
Long-term executive compensation expense	494	—	1,319	—
Gain on sale of Company-owned stores	(2,481)	—	(2,481)	—
Corporate compliance costs	6	940	785	(449)
Early debt repayment costs	—	1,246	36,726	5,295
Store closures / impairment	2,991	230	3,213	686
Acquisition costs (inclusive of inventory step up amortization)	2,196	7,175	15,845	51,468
Loss on investment in equity securities	13,175	—	13,175	—
Divestiture costs	135	—	2,794	—
Integration costs	726	1,832	8,542	6,113
Total Adjustments to EBITDA	21,336	13,309	89,281	74,360
Adjusted EBITDA	$80,843	$51,429	$251,767	$149,712

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

As of September 25, 2021, we have current installments of long-term obligations of $1.4 million from finance leases. We expect these obligations can be serviced from our cash and cash equivalents, which were $160.0 million as of September 25, 2021.

During the nine months ended September 25, 2021, we executed three substantial transactions that will affect our liquidity and capital resources in future periods. For more details please see "Note 6. Long-Term Obligations" and "Note 8. Stockholders' Equity":

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

•On July 2, 2021, we repaid $182.1 million of principal on our First Lien Term Loan from the cash proceeds from the sale of our Liberty Tax business. The repayment satisfied the requirements for quarterly principal payments so no additional principal payments are due until the maturity of the First Lien Term Loan.

Sources and uses of cash

Operating activities. In the nine months ended September 25, 2021, cash from operating activities decreased $114.3 million compared to the same period in the prior year primarily due to a $188.9 million change in working capital to fund purchases of inventory and a $16.9 million decrease in accounts payable and accrued expenses due to the timing of payments. These were partially offset by a $10.2 million change increase in income taxes receivable, a $22.1 million increase in other assets and a $46.0 million increase in cash income from operations.

Investing activities. In the nine months ended September 25, 2021, cash used in investing activities increased $50.1 million compared to the same period in the prior year. This increase was primarily due to an increase of $179.4 million in cash received from divestitures and an $12.6 million decrease in the issuance of operating loans to franchisees partially offset by of $109.4 million in cash used for acquisitions and a $26.9 million decrease in cash received from operating loans to franchisees.

Financing activities. In the nine months ended September 25, 2021, cash provided by financing activities decreased $66.9 million compared to the same period in the prior year. This decrease was due to a $501.6 million increase in repayments of long-term obligations, a $198.0 million reduction in proceeds from the issuance of common stock, a $167.9 million reduction in borrowing under revolving credit facilities, a $36.7 million increase in cash paid for penalties for early debt repayment, a $34.6 million increase in payments for debt issuance costs and a $30.8 million increase in dividends paid. These decreases were partially offset by a $714.0 million increase in proceeds from the issuance of debt, a $133.4 million decrease in repayments of revolving credit facilities and a $51.2 million increase in proceeds from the issuance of preferred stock.

Long-term debt borrowings

For a description of our long-term debt borrowing refer to "Note 6. Long-Term Obligations”, to the Consolidated Financial Statements in Item 1. As of September 25, 2021, we have $1.4 million of current debt outstanding related to finance leases.
Other factors affecting our liquidity

Tax Receivable Agreement. We may be required to make payments under the Tax Receivable Agreement ("TRA Payments") to the former equity holders of Buddy's (the "Buddy’s Members"). Under the terms of the Tax Receivable Agreement, we agreed to pay the Buddy's Members 40% of the cash savings, if any, in federal, state and local taxes that we realize or are deemed to realize as a result of any increases in tax basis of the assets of New Holdco resulting from future redemptions or exchanges of New Holdco units held by the Buddy's Members. Any future obligations and the timing of such payments under the Tax Receivable Agreement, however, are subject to several factors, including (i) the timing of subsequent exchanges of New Holdco units by the Buddy’s Members, (ii) the price of our common stock at the time of exchange, (iii) the extent to which such exchanges are taxable, (iv) the ability to generate sufficient future taxable income over the term of the Tax Receivable Agreement to realize the tax benefits and (v) any future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. Although the amount of the TRA Payments would reduce the total cash flow to us and New Holdco, we expect the cash tax savings we will realize from the utilization of the related tax benefits would be sufficient to fund the required payments. As of September 25, 2021, we have TRA Payments due to the Buddy's Members of $16.8 million.

Dividends. On August 3, 2021, our Board of Directors declared a quarterly dividend to common stockholders of $0.375 per share and preferred stockholders of $0.46875 per share. The cash dividends were paid on or about October 15, 2021 to holders of record of our common stock and preferred stock on the close of business on October 1, 2021. The payment of dividends is at the discretion of our Board of Directors and depends, among other things, on our earnings, capital requirements, and financial condition. Our ability to pay dividends is also subject to compliance with financial covenants that are contained in our credit facility and may be restricted by any future indebtedness that we incur or issuances of our preferred stock. In addition, applicable law requires our Board of Directors to determine that we have adequate surplus prior to the declaration of dividends. We cannot provide an assurance that we will pay dividends at any specific level or at all.

Future cash needs and capital requirements

Operating and financing cash flow needs. Following transactions completed subsequent to September 25, 2021, our primary cash needs are expected to include the payment of scheduled debt and interest payments, capital expenditures and normal operating activities. We believe that the revolving credit facilities along with cash from operating activities, will be sufficient to support our cash flow needs for at least the next twelve months.

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

Compliance with debt covenants. Our revolving credit and long-term debt agreements impose restrictive covenants on us, including requirements to meet certain ratios. As of September 25, 2021, we were in compliance with all covenants under these agreements and, based on a continuation of current operating results, we expect to be in compliance for the remainder of fiscal 2021.

Off Balance Sheet Arrangements

From time to time, we have been party to interest rate swap agreements. As of September 25, 2021, we have no interest rate swap agreements outstanding.

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

Our exposure to interest rate risk relates to our long-term debt obligations, as they bear interest at LIBOR, reset periodically and have an interest rate margin. Assuming our revolving credit facility was fully drawn, a ten basis point change in the interest rates would change our annual interest expense by $1.3 million.

ITEM 4
CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 25, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 25, 2021, the Company’s disclosure controls and procedures were designed and functional effectively to provide reasonable assurance that information required to be disclosed in reports that the Company files or submits under the Exchange act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

On March 10, 2021, the Company acquired Pet Supplies Plus. The Company is in the process of implementing its internal control structure over the acquired business's operations and expects that process to be completed in the first quarter of fiscal year 2022.

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 25, 2021 that have materially affected, or our reasonably like to affect, our internal control over financial reporting.

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

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of our equity securities which were not previously reported in a Current Report on Form 8-K for the period covered by this quarterly report.

SHARE REPURCHASES

Our Board of Directors has authorized up to $10.0 million for share repurchases. This authorization has no specific expiration date and cash proceeds from stock option exercises and other expenditures can increase or decrease the amount of the authorization. During the nine months ended September 25, 2021, we did not repurchase any shares of our common stock.

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

2.4.1
Amendment to Agreement and Plan of Merger, dated as of February 14, 2020, by and among American Freight Group, Inc., Franchise Group Newco Intermediate AF, LLC and The Jordan Company, L.P., solely in its capacity as representative for the Fully-Diluted Stockholders (as defined in the Merger Agreement) (incorporated by reference to Exhibit 2.1, File No. 001-35588 filed on February 18, 2020).
X

2.5
Membership Interest Purchase Agreement, by and between NextPoint Acquisition Corp. and Franchise Group Intermediate L, LLC, dated as of February 21, 2021 (incorporated by reference to Exhibit 2.1 to Form 8-K, File No. 001-35588 filed February 22, 2021).
X

2.5.1
Amendment No. 1, dated as of April 13, 2021 to Membership Interest Purchase Agreement, by and between NextPoint Acquisition Corp. and Franchise Group Intermediate L, LLC, dates as of February 21, 2021.
X

2.5.2	Amendment No. 2, dated as of June 30, 2021 to Membership Interest Purchase Agreement, by and between NextPoint Acquisition Corp. and Franchise Group Intermediate L, LLC. dates as of February 21, 2021.		X

2.6
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
X

3.2	Second Amended and Restated Bylaws of Liberty Tax, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K, File No. 001-35588 filed on July 15, 2014).		X

31.1	Certification of Chief Executive Officer	X

31.2	Certification of Chief Financial Officer	X

32.1	Section 1350 Certification (Chief Executive Officer)	X

32.2	Section 1350 Certification (Chief Financial Officer)	X

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2021, formatted in Inline XBRL, filed herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Condensed Consolidated Statements of Stockholders’ Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements	X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2021, formatted in Inline XBRL (included with Exhibit 101)	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANCHISE GROUP, INC. (Registrant)

November 2, 2021	By:
Brian R. Kahn Chief Executive Officer and Director (Principal Executive Officer)

November 2, 2021	By:
Eric F. Seeton Chief Financial Officer (Principal Financial and Accounting Officer)