Form 10-K
period 2021-12-25
Franchise Group, Inc.
filed 2022-02-23
CIK 1528930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2021

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
Registrant's telephone number, including area code: (740) 363-2222
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
 Emerging growth company ☐
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the shares of common stock held by non-affiliates of the registrant computed based on the last reported sale price of $35.90 on June 26, 2021 was $974,490,942.
The number of shares of the registrant's common stock outstanding as of February 18, 2022 was 40,298,214.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the year ended December 25, 2021 (this "Annual Report") contains forward-looking statements concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for our business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as "aim," "anticipate," "assume," "believe," "could," "due," "estimate," "expect," "goal," "intend," "may," "objective," "plan," "predict," "potential," "positioned," "should," "target," "will," "would," and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and our management's beliefs and assumptions. They are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. Additionally, other factors may cause actual results to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Factors that may cause such differences include, but are not limited to, the risks described under "Item 1A-Risk Factors," including:

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

•our plans and expectations in response to the COVID-19 pandemic, including increased expenses for potential higher wages and bonuses paid to our associates and the cost of personal protective equipment and additional cleaning supplies and protocols for the safety of our associates, and expected delays in new store openings and cost reduction initiatives;

•the effect of steps we take in response to the COVID-19 pandemic, the severity and duration of the pandemic, new variants of COVID-19 that have emerged, and the speed and efficacy of vaccine and treatment developments, the pace of recovery when the pandemic subsides and the heightened impact it has on many of the risks described herein and in our other filings with the SEC;

•potential regulatory actions relating to the COVID-19 pandemic and the related government mitigation efforts on our business and our financial results;

•the risk that natural disasters, public health crises, political uprisings, uncertainty or unrest, or other catastrophic events could adversely affect our operations and financial results, including the impact of the COVID-19 pandemic on manufacturing operations and our supply chain, customer traffic and our operations in general;

•the possibility that any of the anticipated benefits of our acquisitions will not be realized or will not be realized within the expected time period, our businesses and our acquisitions may not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected, or revenues following our acquisitions may be lower than expected;

•our inability to grow on a sustainable basis;

•changes in operating costs, including employee compensation and benefits;

•higher inflation rates;

•the seasonality of the products and services we provide in certain of our business segments;

•departures of key executives, senior management members or directors;

•our ability to attract additional talent to our teams;

•our ability to maintain an active trading market for our common stock on The Nasdaq Global Market (“Nasdaq”);

•the effect of regulation of the products and services that we offer, including changes in laws and regulations and the costs and administrative burdens associated with complying with such laws and regulations;

•our ability to develop and maintain relationships with our third-party product and service providers;

•our ability to offer merchandise and services that our customers demand;

•our ability to successfully manage our inventory levels and implement initiatives to improve inventory management and other capabilities;

•competitive conditions in the retail industry and consumer services markets;

•the performance of our products within the prevailing industry;

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

•any potential non-compliance, fraud or other misconduct by our franchisees, dealers, or employees;

•our ability and the ability of our franchisees and dealers to comply with legal and regulatory requirements;

•failures by our franchisees, the franchisees' employees, and our dealers to comply with their contractual obligations to us and with laws and regulations, to the extent these failures affect our reputation or subject us to legal risk;

•the ability of our franchisees and dealers to open new territories and operate them successfully;

•the availability of suitable store locations at appropriate lease terms;

•the ability of our franchisees and dealers to generate sufficient revenue to repay their indebtedness to us;

•our ability to manage Company-owned stores;

•our exposure to litigation and any governmental investigations;

•our ability and our franchisees' and dealers' ability to protect customers' personal information, including from a cyber-security incident;

•the impact of identity-theft concerns on customer attitudes toward our products and services;

•our ability to access the credit markets and satisfy our covenants to lenders;

•one of our operating subsidiaries may be required to repurchase certain finance receivables if certain representations and warranties about the quality and nature of such receivables are breached, which may negatively impact our results of operations, financial condition, and liquidity;

•a decline in the credit quality of our customers, a decrease in our credit sales, or other factors outside of our control could lead to a decrease in our product sales and profitability;

•our reliance on technology systems and electronic communications;

•the impact of any acquisitions or dispositions, including our ability to integrate acquisitions and capitalize on their anticipated synergies or our ability to sale non-core assets including the anticipated benefits; and

•other factors, including the risk factors discussed in this Annual Report.

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

PART I
Item 1.    Business.

Overview

We are an owner and operator of franchised and franchisable businesses that continually looks to grow our portfolio of brands while utilizing our operating and capital allocation philosophies to generate strong cash flows. We have a diversified and growing portfolio of highly recognized brands. Our asset-light business model is designed to generate consistent, recurring revenue and strong operating margins and requires limited maintenance capital expenditures. As a multi-brand operator, we continually look to diversify and grow our portfolio of brands either through acquisition or organic brand development. Our acquisition strategy typically targets businesses that are highly cash flow generative with compelling unit economics that can be scaled by adding franchise and company owned units, or that can be restructured to enhance performance and value to Franchise Group. We strive to create value for our stockholders by generating free cash flow and capital-efficient growth across economic cycles.

Our business lines include The Vitamin Shoppe ("Vitamin Shoppe"), Pet Supplies Plus, Badcock Home Furniture & More ("Badcock"), American Freight, Buddy’s Home Furnishings ("Buddy's"), and Sylvan Learning ("Sylvan"). As of the year ended December 25, 2021, on a combined basis, we operated 2,948 locations consisting of 1,221 franchised locations, 1,410 company run locations, and 317 dealer locations. Each of our companies has its own management team with significant experience in its respective industry. Additionally, we offer our brands a shared services platform that allows us to drive economies of scale, efficiencies, and best practices. We believe our platform enables our portfolio of brands to be stronger together than they are apart.

We believe our financial performance and business model have been resilient across economic cycles and recently during the COVID-19 pandemic. In addition, our franchised business model is designed to generate consistent, recurring revenue and predictable free cash flow in order to insulate us from the operating cost variability of our franchised locations. The operating costs of our franchised locations are borne by our franchisees themselves.

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

Additionally, one of our subsidiaries offers dealership agreements, whereby a dealer receives a non-exclusive license for use at a designated premises to operate the dealership devoted exclusively to the sale of merchandise and other activities as approved. There are no fees that are paid by the dealer for entering into a dealership agreement. However, the dealers are able to earn and become entitled to receive a commission, as determined by our subsidiary, upon the sale of merchandise consigned by our subsidiary to the dealer.

We seek to maintain healthy relationships with our franchisees, dealers and their representatives. We invest a significant amount of time working with the franchisee community on key aspects of the business, including products, equipment, operational improvements, standards and management techniques.

Our Brands
For further detail on the number of Company-owned stores, dealer-owned stores, franchised stores, and distribution centers operated by each of our brands, refer to Item 2. Properties.

Our Vitamin Shoppe segment is an omnichannel specialty retailer of vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products. We market approximately 600 nationally recognized brands as well as our own brands, which include The Vitamin Shoppe®, BodyTech®, True Athlete®, plnt®, ProBioCare®, Fitfactor Weight Management System® and Vthrive The Vitamin Shoppe®. We believe we offer one of the largest varieties of products among vitamin, mineral and supplement retailers, and we continue to refine our assortment with approximately 6,800 stock keeping units ("SKUs") offered in our typical store and approximately 4,200 additional SKUs available through e-commerce. Our broad product offering enables us to provide our customers with a depth of selection of products that may not be readily available at other specialty retailers or mass merchants, such as discount stores, supermarkets, drug stores and wholesale clubs. We believe our product offering and emphasis on product knowledge and customer service helps us meet the needs of our target customer and serves as a foundation for enhancing strong customer loyalty. We continue to focus on improving the customer experience through the roll-out of initiatives including increasing customer engagement and personalization, redesigning the omnichannel experience (including in stores as well as through the internet and mobile devices), growing our private brands and improving the effectiveness of pricing and promotions. Vitamin Shoppe is headquartered in Secaucus, New Jersey.

Our Pet Supplies Plus segment is a leading omnichannel retail chain and franchisor of pet supplies and services. Pet Supplies Plus has a diversified revenue model comprised of Company-owned store revenue, franchise royalties and revenue generated by the wholesale distribution of products to its franchisees. Pet Supplies Plus offers a curated selection of premium brands, proprietary private labels and specialty products with retail price parity with online players. Additionally, Pet Supplies Plus offers grooming, pet wash and other services in most of its locations. Pet Supplies Plus has developed broad and deep omnichannel capabilities, offering its customers varied cost-competitive shopping options through its convenient neighborhood locations, direct-to-consumer local delivery and buy-online-pickup-in-store model. Pet Supplies Plus is headquartered in Livonia, Michigan.

Our Badcock segment is a specialty retailer of furniture, appliances, bedding, electronics, home office equipment, accessories and seasonal items in a showroom format. Additionally, Badcock offers multiple and flexible payment solutions and credit options through its consumer financing services. We expect Badcock to shift its consumer financing business to third-party vendors in the future. Badcock is headquartered in Mulberry, Florida.

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

American Freight also serves as a liquidation channel for major appliance vendors. American Freight operates specialty distribution centers that test every out-of-box appliance before it is offered for sale to customers. Customers typically are covered by the original manufacturer's warranty and are offered the opportunity to purchase a full suite of extended-service plans and services. American Freight is headquartered in Delaware, Ohio.

Our Buddy's segment is a specialty retailer of high quality, name brand consumer electronic, residential furniture, appliances and household accessories through rent-to-own agreements. The rental transaction allows our customers the opportunity to benefit from the use of high-quality products under flexible rental purchase agreements without long-term obligations. Buddy's is headquartered in Orlando, Florida.

Our Sylvan Learning segment is an established and growing franchisor of supplemental education for Pre-K-12 students and families in the U.S. and Canada. Sylvan addresses the full range of student needs with a broad variety of academic curriculums delivered in an omnichannel format. The Sylvan platform provides franchisees with the ability to provide a range of services, including on premises, virtually, at a satellite location, and in the home. Sylvan is headquartered in Hunt Valley, Maryland.

On February 21, 2021 we entered into a purchase agreement (the "Purchase Agreement") to sell our Liberty Tax Service ("Liberty Tax") segment to NextPoint Acquisition Corp ("NextPoint"). On July 2, 2021, we completed the transaction and received total consideration of approximately $255.3 million. The Liberty Tax segment met the criteria to be reported as discontinued operations, therefore, we are reporting the historical financial position and results of operations of the Liberty Tax segment as discontinued operations and, as such, the results of operations for Liberty Tax have been excluded from continuing operations and segment results for all periods presented. The accompanying Notes to the Consolidated Financial Statements and all prior year balances have been reclassified to conform to this presentation. Please refer to "Note 3. Discontinued Operations and Assets Disposition" of the Consolidated Financial Statements for additional information regarding discontinued operations. A more complete description of our business prior to our entry into the Purchase Agreement is included in Item 1. "Business" in Part I of the Annual Report on Form 10-K for the year ended December 26, 2020 that was previously filed with the Securities and Exchange Commission ("SEC") on March 10, 2021.

Regulation

The products and services offered by our business segments are subject to federal laws and regulation by one or more federal agencies, including but not limited to the FDA, the Federal Trade Commission, the CFPB, the United States Department of Agriculture and the Environmental Protection Agency. These activities are also regulated by various state, local and international laws and agencies of the states and localities in which our products or services are provided. Please see “Item 1A. Risk Factors—Risks Related to Our Segments” in this Annual Report.

Competition

Each of our brands competes with many well-established companies on the basis of product choice, quality, affordability, service and location. Vitamin Shoppe competes in the highly competitive nutritional supplements retail industry, in which competition is based primarily on quality, product assortment, price, customer service, convenience, marketing support and availability of new products. American Freight and Badcock primarily compete with discount retailers of furniture and mattresses and with big box retailers and locally-owned appliance retailers that sell new-in-box and liquidations of their out-of-box or as-is appliances. Pet Supplies Plus competes in the highly competitive pet products retail industry, in which competition is based primarily on quality, product assortment, price, customer service, convenience, marketing support and availability of new products. Buddy’s competes with other national, regional and local rent-to-own businesses, including online only competitors, as well as with rental stores that do not offer their customers a purchase option. Sylvan competes with other national, regional and local tutoring centers, including online only competitors.

Business Strategy

Our strategy is to focus on the operation and acquisition of franchise and franchisable businesses. We strive to assemble a mix of businesses that we believe provide us balance and overall economic resiliency, while also allowing us to benefit from the scale of a single franchising platform.

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

Impact of COVID-19

The COVID-19 pandemic has affected, and likely will continue to affect, our financial condition and results of operations for the foreseeable future. In most states, during 2020, our businesses were deemed essential and, therefore, the majority of our stores remained open during the pandemic. The highest number of temporary store closures we experienced due to the COVID-19 pandemic was approximately 240 stores during the second quarter of 2020. The spread of the Omicron variant of COVID-19 had an impact on availability of employees and, in some areas, required us to reduce store hours and in some cases temporarily close stores. We cannot predict when we will be able to restore full store hours or whether our stores will remain open if the COVID-19 pandemic continues or if states and localities will issue new restrictions.

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

Change of Year-End

On October 1, 2019, our Board of Directors (our "Board") approved a change in our fiscal year-end from April 30th to the Saturday in December closest to December 31st of each year. The decision to change the fiscal year-end was related to our recent acquisitions to more closely align our operations and internal controls with that of our subsidiaries. We refer to the period from May 1, 2019 through December 28, 2019, as the "Transition Period" in this report.

On February 22, 2022, our Board approved a change in our fiscal year-end from the Saturday in December closest to December 31st to the Saturday closest to December 31st.

Human Capital Management

General

As of December 25, 2021, we employed 9,119 full-time and 5,551 part-time employees. Part-time employees work an average of fewer than 30 hours per work. The number of part-time employees fluctuates based on seasonal needs. All of our employees are expected to be guided by our values and by an underlying set of ethical principles as incorporated into our Code of Conduct. We believe these values strengthen our culture and our workforce. We strive to demonstrate to our customers, stockholders, business partners, communities and employees that we are worthy of their trust and continually strive to enhance our brand reputation.

The success of our business relies on our ability to attract and retain talented employees. To attract and retain talent, we strive to create an inclusive, diverse and supportive workplace, with opportunities for our employees to develop and grow in their careers, supported by competitive compensation, benefits and health and wellness programs.

Our Nominating and Corporate Governance Committee of our Board (our “NCG Committee”) oversees human capital management activities including the review of management’s strategies, activities, policies and goals with regard to environmental sustainability, climate change, human rights, diversity, equity and inclusion initiatives and overall human capital management. Our NCG Committee reviews these activities for purposes of risk management, our long term business strategy, and effective communication. Our NCG Committee also has the responsibility to update and make recommendations to our Board on the impact of our human capital management strategies as outlined in its charter, subject to NCG Committee and Board approval.

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

Diversity, Equity and Inclusion

We believe that a diverse workforce is critical to our success. Our goal is to cultivate an inclusive environment where human differences are valued, respected, supported and amplified. We have taken actions to recruit, retain, develop and advance a diverse and talented workforce. At the close of fiscal 2020, the representation of women was 20.7% of our total workforce, with increased representation at every level enterprise wide both in technical and executive roles, and our representation of underrepresented minorities was 60.9% overall. At the close of fiscal 2021, the representation of women in executive management was 36.9% across all segments, corporate, and the Board. Further data for fiscal 2021 was not yet available as of the date of filing this Annual Report. We are an equal opportunity employer. We respect diversity and do not discriminate on the basis of race, color, creed, religion, national origin, ancestry, citizenship status, age, sex, gender, gender identity or expression (including transgender status), sexual orientation, marital status, veteran status, physical or mental disability, genetic information, or any other characteristic protected by applicable federal, state or local laws. Our management is dedicated to ensuring the fulfillment of this policy with respect to hiring, placement, promotion, transfer, demotion, layoff, separation, recruitment, pay and equity, access to facilities and programs, training and general treatment during employment. We invest in attracting, developing and retaining the best talent. We do this by communicating a clear purpose and strategy, transparent goal setting, driving accountability, continuously assessing, developing, advancing talent, and a leadership-driven talent strategy. We also comply with the Equal Employment Opportunity (“EEO”) Commission rules, including making our EEO reports publicly available. Our Vitamin Shoppe segment, as a government contractor, has an affirmative action plan that is updated annually.

Health Safety and Wellness

We are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to a variety of health and wellness programs, including programs that support their physical and mental health. Throughout the COVID-19 pandemic, a top priority of the Company has been the health, safety, and well-being of our employees and their families. Our management teams continue to monitor, identify and address emerging risks to formulate our response to actions taken by governments and public policy organizations. We base our protocols on guidance from healthcare experts and public health leaders, and regularly review and update them to reflect the best, most current information available.

Compensation and Benefits

We believe and are committed to providing each of our employees a fair wage. We provide competitive compensation and benefit programs for our employees. In addition to competitive salaries, these programs include, among other items, bonuses, stock awards, a 401(k) plan, health and wellness programs, health savings and flexible spending accounts, paid time off, paid parental leave, flexible work schedules and employee assistance programs.

Ethics Hotline

We maintain an Ethics Hotline that is available to all employees to report (anonymously if desired) any matter of concern. Communications to the hotline are routed to appropriate functions (whether Human Resources, Legal or other departments) for investigation and resolution, and in certain instances, such communications may also be escalated, pursuant to our internal policies, to the Audit Committee of our Board for review, investigation and resolution. In addition, any stockholder or other interested party may send communications to us or our Board of Directors through our website.

Available Information

Our Annual Report, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed with or furnished to the SEC are available, free of charge, through our website at www.franchisegrp.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. Our Board’s Corporate Governance Guidelines, Board committee charters (including the charters of the Audit Committee, Compensation Committee and NCG Committee) and Code of Conduct are also available at that same location on our website. The SEC maintains a website at www.sec.gov containing reports, proxy and information statements and other information regarding issuers who file electronically with the SEC. We encourage investors to visit our website from time to time, as information is updated, and new information is posted. The content of our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

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
•despite current and anticipated indebtedness levels, we may still be able to incur substantially more debt;
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
•the potential sale of one or more of our business segments or certain assets;
•our operation in highly competitive industries;

•our failure to maintain sound business and contractual relationships with our franchisees and dealers;
•our significant lease obligations; and
•our failure to achieve and maintain effective internal controls.

Risks Related to Our Segments, including risks related to:

•the ownership of significant amounts of real estate exposes our Badcock segment and us to possible liabilities incidental to such ownership;
•our Badcock segment's failure to operate its dealer network in its current manner, which remains outside the purview of federal and state franchise laws, which may adversely affect its and our business, prospects, results of operations, financial condition and cash flows;
•operational and other failures by dealers may adversely impact our Badcock segment and our business, prospects, results of operations, financial condition and cash flows;
•our Badcock segment’s consumer financing business is a highly regulated industry and existing and new laws and regulations could have a material adverse effect on our Badcock segment;
•unfavorable publicity or consumer perception of our segments' products and any similar products distributed by other companies;
•our Vitamin Shoppe and Pet Supplies Plus segments’ sale of food, dietary supplement, topical products, and pet products containing cannabidiol;
•disruptions at our Pet Supplies Plus, Badcock, American Freight, and Vitamin Shoppe segments' warehouses and distribution facilities or at our contract manufacturers’ manufacturing facilities;
•increases in the price or shortages of supply in connection with our segments' products;
•product recalls, withdrawals or seizures;
•consumer spending factors affecting the success of our segments;
•the ability of our segments to compete effectively with the growing e-commerce sector;
•the ability of our Vitamin Shoppe, Pet Supplies Plus, Badcock, American Freight, and Buddy's segments to successfully manage their inventory levels;
•the growth and effective operations of our Company-owned locations and franchises and dealers, and the franchise and dealer operations;
•our franchisees’ failure to open locations in new territories or successfully operate their new locations;
•our potential to be held responsible by third parties, regulators, or courts for the action of, or failure to act, by our franchisees and dealers and the exposure to possible fines or other liabilities and bad publicity;
•disputes with our franchisees and dealers; and
•the effectiveness of our marketing and advertising programs and franchisee support of these programs.

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
•product liability claims; and
•our involvement in federal securities class-action lawsuits and derivative complaints.

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

Risks Related to Our Business

Our results of operations and financial condition have been, and will likely continue to be, affected by the COVID-19 pandemic and, depending on future developments, may be materially adversely impacted by the COVID-19 pandemic.

The COVID-19 pandemic has had and will likely continue to have an impact on our operations and financial performance. The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition is uncertain and cannot be predicted. There can be no assurance that any of our efforts to address adverse impacts of the COVID-19 pandemic will be effective. Even after the COVID-19 pandemic has subsided, we may experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future. For instance, changes in the behavior of customers, businesses and their employees as a result of the COVID-19 pandemic, including social distancing practices, even after formal restrictions have been lifted, are unknown. Furthermore, the financial condition of our customers and vendors may be adversely impacted, which may result in a decrease in the demand for our products, the inability and our franchisees’ ability to operate store locations or a disruption to our supply chain. Any of these events may, in turn, have a material adverse impact our business, results of operations and financial condition.

We have incurred significant transaction and acquisition-related costs and expect to incur integration-related costs in connection with our acquisitions

We have incurred a number of non-recurring costs associated with our acquisitions and expect to incur integration-related costs in combining areas of the companies. The substantial majority of non-recurring expenses were comprised of transaction costs related to certain of our acquisitions. We also expect to incur transaction fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the integration of all of these companies’ businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of these businesses, should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.

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
•placing us at a competitive disadvantage to competitors carrying less debt; and
•making us more vulnerable to economic downturns and other conditions, changes in the markets and adverse developments in our business and limiting our ability to withstand competitive pressures.

We may not be able to generate sufficient cash to service our indebtedness and may be forced to take other actions to satisfy our indebtedness, which may not be successful.

Cash flows from operations are the principal source of funding for us. Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control, including the impact of the COVID-19 pandemic and the availability of financing in the international banking and capital markets. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to fund our day-to-day operations or to pay the principal, premium, if any, and interest on our indebtedness, or to refinance our indebtedness on commercially reasonable terms or at all, which could materially and adversely affect our business, financial position and results of operations and our ability to satisfy our obligations.

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

We may borrow amounts under our credit facilities or otherwise that bear interest at variable interest rates that use LIBOR as a reference rate. In March 2021, the Chief Executive of the U.K. Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of the LIBOR benchmark after June 30, 2023. The Federal Reserve Bank of New York has begun publishing a Secured Overnight Funding Rate ("SOFR"), which is intended to replace U.S. dollar LIBOR. These reforms may cause LIBOR to perform differently than in the past or to disappear entirely. The consequences of these developments with respect to LIBOR cannot be entirely predicted but may result in an increase in the interest cost of our indebtedness that uses (or in the absence of the changes to or disappearance of LIBOR, would have used) LIBOR as a reference rate. In the event that LIBOR is no longer available as a reference rate or ceases to adequately and fairly reflect the cost to our lenders of making and maintaining loans, our credit facilities permit the lenders to suspend maintaining loans that use LIBOR as a reference rate. In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. Disruption in the financial markets could have a material adverse effect on our business, financial condition and results of operations.

Certain stockholders have a substantial ownership stake, and their interests could conflict with the interests of our other stockholders.

As of December 25, 2021, Vintage Capital Management, LLC (“Vintage”) currently owns shares of our common stock representing approximately 12.3% of our outstanding common stock. As a result of substantial ownership of our stock, and Vintage's participation on the Board, Vintage currently has the ability to influence certain actions requiring stockholder approval, including increasing or decreasing the authorized share capital, the election of directors, declaration of dividends, the appointment of management, and other policy decisions. The interests of Vintage may be different from the interests of our other stockholders. While any future transaction with Vintage or other significant stockholders could benefit us, the interests of Vintage could at times conflict with the interests of other stockholders. Conflicts of interest may also arise between us and Vintage or its affiliates, which may result in the conclusion of transactions on terms not determined by market forces. Any such conflicts of interest could adversely affect our business, financial condition and results of operations, and the trading price of our common stock. Moreover, the concentration of ownership may delay, deter or prevent acts that would be favored by other stockholders or deprive our stockholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of us. Similarly, this concentration of stock ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning equity in a company with concentrated ownership. See "Note 13: Related Party Transactions" in the Notes to the Consolidated Financial Statements.

Because of the significant changes to our business initiatives and strategies, including as a result of our acquisitions we are susceptible to the potential difficulties associated with rapid growth and expansion and we may not achieve the same level of growth in revenues and profits as we had in prior years.

Our future viability, profitability, and growth will depend upon our ability to successfully operate and continue to expand our operations. We have grown rapidly since we began making the acquisitions in July 2019. Our management believes that our future success depends in part on our ability to manage the rapid growth and integration that we have experienced from current and future acquisitions, and the demands from increased responsibility on management personnel within the businesses we acquired and at the corporate level. Our ability to continue to grow our business will be subject to a number of risks and uncertainties and will depend in large part on:

•our ability to manage increased responsibilities for our executive level personnel and administrative burdens;
•our risk of litigation and other unanticipated liabilities;
•adding new customers and retaining existing customers, franchisees and dealers;
•innovating new products and services to meet the needs of our customers;
•finding new opportunities in our existing and new markets;
•remaining competitive in the specialty retailing, consumable durable goods and retail industries;
•attracting and retaining capable franchisees and dealers;
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

The retail, consumer services, tutoring, and rent-to-own industries in which we operate are subject to intense competition. Our principal competitors are other similar operators with well-established and recognized brands. We also compete against smaller retailers and “mom and pop” operations. If we are unable to compete successfully, our revenues or profits may decline. Certain of our competitors may have significantly greater financial, technical and marketing resources than we do, and may be able to adapt to changes in consumer preferences more quickly, devote greater resources to the marketing and sale of their products or services, or generate greater brand recognition. In addition, our competitors may be more effective and efficient in introducing new products and services. Furthermore, if we fail to meet supply and demand or fail to provide our customers with an attractive omnichannel experience, our business and results of operations could be materially and adversely affected.

Failure to maintain sound business and contractual relationships with our franchisees and dealers may have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.

Our financial success depends in significant part on our ability to maintain sound business relationships with our franchisees and dealers. The support of our franchisees and dealers is also critical for the success of our marketing programs and any new strategic initiatives we seek to undertake. Deterioration in our relationships with our franchisees and dealers or the failure of our franchisees and dealers to support our marketing programs and strategic initiatives could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows. In addition, the failure of our franchisees and dealers to timely renew their franchise agreements could have a material adverse effect on our business and our ability to enforce the franchisees' and dealers' contractual obligations.

We have significant lease obligations, which may require us to continue paying rent for store locations that we no longer operate.

We have company-owned operations of which the majority are operated in leased locations, specifically in our Vitamin Shoppe and American Freight segments. We are subject to risks associated with our current and future real estate leases. Our costs could increase because of changes in the real estate markets and supply or demand for real estate sites. We generally cannot cancel our leases, so if we decide to close or relocate a location, we may nonetheless be committed to perform our obligations under the applicable lease including paying the base rent for the remaining lease term. As each lease expires, we may fail to negotiate renewals, either on commercially acceptable terms or any terms at all and may not be able to find replacement locations that will provide for the same success as current store locations.

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

As we have grown our business through our acquisitions, our disclosure controls and internal controls have become more complex and may require significantly more resources to ensure the effectiveness of these controls. If we are unable to continue upgrading our financial and management controls, reporting segments, information technology and procedures in a timely and effective fashion, additional management and other resources may need to be devoted to assist in compliance with the disclosure and financial reporting requirements which would adversely affect our business, financial position and results of operations.

Risks Related to Our Segments

The ownership of significant amounts of real estate exposes our Badcock segment and us to possible liabilities incidental to such ownership.

Our Badcock segment owns the land and buildings for 38 of its 383 stores, as well as for its three distribution centers and its headquarters. Accordingly, our Badcock segment is subject to all of the risks associated with owning real estate. In particular, the value of our Badcock segment’s real estate assets could decrease, and the operating costs for such real estate could increase, because of changes in the investment climate for real estate, demographic trends and, in the case of its store locations, supply or demand for the use of such stores, which may result from competition from similar stores in the area. Additionally, our Badcock segment is subject to potential liability for environmental conditions on the property that it owns. In the case of owned stores, if any such store is not profitable, and we decide to close it, we may be required to record an impairment charge and/or exit costs associated with the disposal of such store.

Our Badcock segment's failure to operate its dealer network in a manner which remains outside the purview of federal and state franchise laws may adversely affect its and our business, prospects, results of operations, financial condition and cash flows.

As operated now, our Badcock segment’s dealer program is not a franchise subject to franchise laws and regulations enacted by a number of states and rules promulgated by the U.S. Federal Trade Commission (collectively, the “Franchise Laws”). However, if the relationship between our Badcock segment and its dealers should be deemed to constitute a franchise under the Franchise Laws or otherwise violate one or more of the Franchise Laws, our Badcock segment’s and our operations could be negatively affected including requiring our Badcock segment to incur substantial additional costs which could adversely affect its and our business, prospects, results of operations, financial condition and cash flows. Additionally, our Badcock segment could face the prospect that discontented dealers could use such violations as the basis for seeking to terminate its dealership agreement or to initiate claims against our Badcock segment for alleged prior failure to comply with the Franchise Laws. Our Badcock segment may also face enforcement actions by the U.S. Federal Trade Commission and state governmental agencies, which may seek fines and other remedies available to these agencies under such Franchise Laws. If our Badcock segment's dealer program were determined to be a franchise subject to the Franchise Laws, as a franchisor, our Badcock segment would be more susceptible to the risk of adverse legislation or regulations being enacted in the future and we cannot predict how existing or future laws or regulations will be administered or interpreted. Additionally, we cannot predict the amount of future expenditures that may be required in order to comply with any such laws or regulations. Companies that operate franchise systems may be subject to claims arising out of violations of laws and regulations at their franchised locations, including, without limitation, for allegedly being a joint employer with a franchisee. Litigation may lead to a decline in the sales and operating results of our Badcock segment’s stores and divert management resources regardless of whether the allegations in such litigation are valid or whether our Badcock segment is liable.

Badcock's consumer financing business is in an industry that is highly regulated. Existing and new laws and regulations could have a material adverse effect on Badcock and adversely affect Badcock’s and our business, prospects, results of operations, financial condition and cash flows and failure to comply with these laws and regulations could subject Badcock and us to various fines, civil penalties and other relief.

Our Badcock segment’s consumer financing business is subject to extensive regulation, supervision and licensing under various federal, state, and local statutes, ordinances, regulations, rules and guidance. We must comply with federal laws, such as The Truth In Lending Act and Regulation Z, the Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, The Gramm-Leach-Bliley Act and Regulation P, and Title X of the Dodd-Frank Act, among others. In addition, the Consumer Financial Protection Bureau (the “CFPB”) has regulatory and enforcement powers over providers of consumer financial products and services under many federal consumer protection laws and regulations. Included in the CFPB’s authority is the power to prohibit unfair, deceptive or abusive acts or practices (“UDAAP”) and to investigate and penalize financial institutions. In addition to assessing financial penalties, the CFPB can require remediation of practices, pursue administrative proceedings or litigation and obtain cease and desist orders (which can include orders for restitution or rescission or reformation of contracts). Also, if a company has violated Title X of the Dodd-Frank Act or related CFPB regulations, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions to remedy violations. In addition, state attorneys generals and/or other state regulators have the authority to prohibit unfair and deceptive acts and practices under state law (“UDAP”), as well as a wide variety of state consumer protection laws and regulations. If the CFPB or state attorneys general or state regulators believe that our Badcock segment has violated any laws or regulations, they could exercise their enforcement powers which could adversely affect our Badcock segment's and our business, prospects, results of operations, financial condition and cash flows.

Accordingly, regulatory requirements, and the actions our Badcock segment must take to comply with regulations, vary considerably by jurisdiction. Managing this complex regulatory environment requires considerable compliance efforts. It is costly to operate in this environment, and it is possible that those costs will increase materially over time. This complexity also increases the risks that our Badcock segment will fail to comply with regulations which could adversely affect our Badcock segment’s and our business, prospects, results of operations, financial condition and cash flows. These regulations affect our Badcock segment’s business in many ways, and include regulations relating to:

•the terms of consumer loans (such as interest rates, finance and other charges, fees, durations, repayment terms, maximum loan amounts, renewals and extensions and repayment plans), the number and frequency of loans and reporting and use of state-wide databases;
•underwriting requirements;
•collection and servicing activity, including initiation of payments from consumer accounts;
•licensing, reporting and document retention;
•unfair, deceptive and abusive acts and practices and discrimination;
•disclosures, notices, advertising and marketing;
•requirements governing electronic payments, transactions, signatures and disclosures;
•privacy and use of personally identifiable information and consumer data, including credit reports; and
•posting of fees and charges.

There are a range of penalties that governmental entities could impose if our Badcock segment fails to comply with the various laws and regulations that apply to its business, including:

•ordering corrective actions, including changes to compliance systems, product terms and other business operations;
•imposing fines or other monetary penalties, which could be substantial;
•ordering restitution, damages or other amounts to customers, including multiples of the amounts charged;
•requiring disgorgement of revenues or profits from certain activities;
•imposing cease and desist orders, including orders requiring affirmative relief, targeting specific business activities;
•subjecting Badcock’s operations to monitoring or additional regulatory examinations during a remediation period;
•revoking licenses required to operate in particular jurisdictions; and/or
•ordering the closure of one or more stores.

Accordingly, if our Badcock segment fails to comply with applicable laws and regulations, it could adversely affect our Badcock segment’s and our business, prospects, results of operations, financial condition and cash flows.

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

Our Vitamin Shoppe and Pet Supplies Plus segments sell food, dietary supplement, topical products and/or pet products containing cannabidiol (“CBD”), which is a cannabinoid derived from the cannabis plant. There is significant uncertainty regarding the legal status of CBD and other hemp-based products in the U.S. In addition, the Food and Drug Administration ("FDA") currently prohibits the sale of foods and dietary supplements containing CBD, which could subject our Vitamin Shoppe and Pet Supplies Plus segments to regulatory enforcement action.

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

The FDA has held public meetings and formed an internal working group to evaluate the potential pathways to market for CBD products, which could include seeking statutory changes from Congress or promulgating new regulations. If legislative action is necessary, such legislative changes could take years to finalize and may not include provisions that would enable our Vitamin Shoppe and Pet Supplies Plus segments to produce, market and/or sell CBD products, and FDA could similarly take years to promulgate new regulations. Additionally, while the agency’s enforcement focus to date has primarily been on CBD products that are associated with therapeutic claims, the agency has recently issued warning letters to companies marketing CBD products without such claims, and there is a risk that FDA could take enforcement action against our Vitamin Shoppe and Pet Supplies Plus segments, their third-party contract manufacturers or suppliers, or those marketing similar products, which could limit or prevent these segments from marketing CBD products. While the FDA announced on March 5, 2020 that it is currently evaluating a risk-based enforcement policy for CBD to provide more clarity to industry and the public while the agency takes potential steps to establish a clear regulatory pathway, it remains unclear whether or when FDA will ultimately issue such an enforcement policy.

Moreover, local, state, federal, and international CBD, hemp and cannabis laws and regulations are rapidly changing and subject to evolving interpretations, which could require our Vitamin Shoppe and Pet Supplies Plus segments to incur substantial costs associated with compliance requirements or alteration of certain aspects of their business plan in the event that its CBD products become subject to new restrictions. In addition, violations of these laws, or allegations of such violations, could disrupt the businesses and result in a material adverse effect on their operations. We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our Vitamin Shoppe and Pet Supplies Plus segments' activities in the hemp and CBD industry. The constant evolution of laws and regulations may require these segments to incur substantial costs associated with legal and compliance fees and ultimately require them to alter their current business plans.

Disruptions at our American Freight, Pet Supplies Plus, Badcock, and Vitamin Shoppe segments' warehouses and distribution facilities or at our contract manufacturers’ manufacturing facilities could materially and adversely affect our business, financial condition, results of operations and customer relationships.

Any significant disruption in our segments' warehouse and distribution facilities or at any contract manufacturers’ manufacturing facilities for any reason, including regulatory requirements, and FDA determination that the contract manufacturers’ facility is not in compliance with the cGMP regulations, the loss of certifications, power interruptions, destruction of or damage to facilities, unexpected delays in delivery or increases in transportation costs (including through increased fuel costs), terrorist attacks, civil unrest, war or the perceived threat thereof, natural disasters could disrupt our contract manufacturers’ ability to manufacture products for our segments and our ability to deliver products to our customers. Any such disruption could have a material adverse effect on our business.
Increases in the price or shortages of supply in connection with products sold by our segments could have a material adverse effect on our business.

Certain products sold by our segments are composed of certain key raw materials. If the prices of these raw materials were to increase significantly, including but not limited to the impact of higher interest rates, it could result in a significant increase to us in the prices charged to us for our segments' own branded products and third-party products. Raw material prices may increase in the future and we may not be able to pass on those increases to customers who purchase our products. A significant increase in the price of raw materials that cannot be passed on to customers could have a material adverse effect on our business.

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

The success of our segments is dependent on factors affecting consumer spending that are not under our control.

Consumer spending is affected by general economic conditions and other factors including levels of employment, disposable consumer income, prevailing interest rates, consumer debt and availability of credit, costs of fuel, inflation, recession and fears of recession, war and fears of war, pandemics (such as the COVID-19 pandemic), inclement weather, tariff policies, tax rates and rate increases, timing of receipt of tax refunds, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security. Unfavorable changes in factors affecting discretionary spending could reduce demand for our products and services resulting in lower revenue and negatively impacting our business and financial results.

If our segments are unable to compete effectively with the growing e-commerce sector, our business and results of operations may be materially adversely affected.

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

If our Vitamin Shoppe, Pet Supplies Plus, Badcock, American Freight, and Buddy's segments do not successfully manage their inventory levels, our operating results will be adversely affected.

We must maintain sufficient inventory levels to operate our business successfully. However, we also must avoid accumulating excess inventory as we seek to minimize out-of-stock levels across all product categories and to maintain in-stock levels. We continue to rely on and obtain significant portions of our inventory from vendors located outside the United States. Some of these vendors often require us to provide lengthy advance notice of our requirements in order to be able to supply products in the quantities we request. This usually requires us to order merchandise and enter into purchase order contracts for the purchase and manufacture of such merchandise, well in advance of the time these products will be offered for sale. As a result, we may experience difficulty in responding to a changing retail environment, which makes us vulnerable to changes in price and consumer preferences. If we do not accurately anticipate the future demand for a particular product or the time it will take to obtain new inventory, our inventory levels will not be appropriate, and our results of operations may be negatively impacted.

Our success is tied to the growth and effective operations of our Company-owned locations, franchises and dealers, and the franchise and dealer operations could adversely affect our business.

Our financial success depends on how effectively we operate our Company-owned locations and how our franchisees and dealers operate and develop their businesses. We do not exercise direct control over the day-to-day operations of our franchises and dealers, and our franchisees and dealers may not operate their businesses in a manner consistent with our philosophy and standards and may not increase the level of revenues generated compared to prior years. Our growth and revenues may, therefore, be adversely affected. There can be no assurance that the training programs and quality control procedures we have established will be effective in enabling franchisees and dealers to run profitable businesses or that we will be able to identify problems or take corrective action quickly enough. In addition, failure by a franchisee or dealer to provide service at acceptable levels may result in adverse publicity that can materially adversely affect our reputation and ability to compete in the market in which the franchisee or dealer is located.

If our franchisees or dealers fail to open locations in new territories or if they are not successful in operating their new locations, our franchise-related revenue and results of operation will be adversely affected.

Each year, we anticipate adding locations to our franchise and dealer system, but the opening of these locations depends on the purchase of additional territories by our franchisees and the opening of offices in territories previously purchased and newly purchased. Many factors go into opening a new location, including obtaining a suitable location, the availability of sufficient start-up capital, and the ability to recruit qualified personnel to work in new locations. If a significant number of locations that we expect to be open, fail to open, are delayed, or open in unsuitable locations or with insufficient personnel, the revenue we expect to receive from royalty payments and the repayment of indebtedness to us by our franchisees and dealers will be adversely affected.

We may be held responsible by third parties, regulators, or courts for the action of, or failure to act, by our franchisees and dealers and their employees which could be expose us to possible fines, other liabilities, bad publicity or damage to our brands.

We grant our franchisees and dealers a limited license to use our registered service marks and, accordingly, there is risk that one or more of the franchisees or dealers may be identified as being controlled by us. Third parties, regulators, or courts may seek to hold us responsible for the actions or failures to act by our franchisees and dealers. In recent years, some government agencies have taken the position that the extent to which a franchise system establishes requirements for franchisees may justify treating the franchisor or dealer as if it “controls” the franchisee’s or dealer's behavior. Thus, the failure of our franchisees and dealers to comply with laws and regulations may expose us to liability and damages that may have an adverse effect on our business.

Our franchisees and dealers operate their businesses under our brands. Because our franchisees and dealers are independent third parties with their own financial objectives, actions taken by them, including breaches of their contractual obligations, and negative publicity associated with these actions, could adversely affect our reputation and brands more broadly. Any actions as a result of conduct by our franchisees and dealers, their employees or otherwise which negatively impacts our reputation and brands may result in fewer customers and lower revenues and profits for us.

Disputes with our franchisees or dealers may have a material adverse effect on our business.

From time to time, we engage in disputes with some of our franchisees and dealers, and some of these disputes result in litigation or arbitration proceedings. Disputes with our franchisees and dealers may require us to incur significant legal fees, subject us to damages, and occupy a disproportionate amount of management's time. A material increase in the number of these disputes, or unfavorable outcomes in these disputes, may have a material adverse effect on our business. To the extent we have disputes with our franchisees and dealers, our relationships with our franchisees and dealers could be negatively impacted, which could hurt our growth prospects or negatively impact our financial performance.

Additionally, to attempt to limit costly and lengthy consumer and other litigation, including class actions, and to provide a streamlined, faster and less expensive method of dispute resolution, some of our segments require customers and employees to sign arbitration agreements and class action waivers, many of which offer opt-out provisions. Recent judicial and regulatory actions have attempted to restrict or eliminate the enforceability of such agreements and waivers. If we are not permitted to use arbitration agreements and/or class action waivers, or if the enforceability of such agreements and waivers is restricted or eliminated, we could incur increased costs to resolve legal actions brought by customers, employees and others as we would be forced to participate in more expensive and lengthy dispute resolution processes, including class actions.

Our operating results depend on the effectiveness of our marketing and advertising programs and franchisee or dealer support of these programs.

Our revenues are heavily influenced by brand marketing and advertising. If our marketing and advertising programs are unsuccessful, we may fail to retain existing customers and attract new customers, which could limit the growth of our revenues or profitability or result in a decline in our revenues or profitability. Moreover, because franchisees and dealers are required to pay us marketing and advertising fees based on a percentage of their revenues, our marketing fund expenditures are dependent upon sales volumes of our franchisees and dealers.

The support of our franchisees and dealers is critical for the success of our marketing programs and any new strategic initiatives we seek to undertake. While we can mandate certain strategic initiatives through enforcement of our franchise agreements, we need the active support of our franchisees and dealers if the implementation of our marketing programs and strategic initiatives is to be successful. Although certain actions are required of our franchisees and dealers under the franchise agreements, there can be no assurance that our franchisees or dealers will continue to support our marketing programs and strategic initiatives. The failure of our franchisees and dealers to support our marketing programs and strategic initiatives would adversely affect our ability to implement our business strategy and could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Legal and Regulatory Matters

The lines of business in which we operate involve substantial litigation, and such litigation may damage our reputation or result in material liabilities and losses.

We have been named, from time to time, as a defendant in various legal actions, including arbitration, class-actions, and other litigation arising in connection with our various business activities. We are currently involved in a class-action lawsuit, in which we are vigorously defending ourselves. There can be no assurance, however, that we will not have to pay significant damages or amounts in settlement above insurance coverage. Adverse outcomes related to litigation could result in substantial damages and could materially affect our liquidity and capital resources and cause our net income to decline or may require us to alter our business operations. Failure to pay any material judgment would be a default under our credit facilities. Negative public opinion can also result from our actual or alleged conduct in such claims, possibly damaging our reputation, which could negatively impact our financial performance and could cause the value of our stock to decline. See “Note 14 - Commitments and Contingencies” in the Notes to the Consolidated Financial Statements.

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

If we or our franchisees or dealers fail to comply with marketing and advertising laws, including with regard to direct marketing we may face significant damages.

We rely on a variety of marketing techniques, including telemarketing, email and social media marketing and postal mailings, and we are subject to various laws and regulations in the U.S. and internationally that govern marketing and advertising practices. The retention of customers by our business and franchisees and dealers, and our ability to attract additional franchisees and dealers, depends on the use of these marketing techniques to contact customers and potential franchisees and dealers. However, the Telephone Consumer Protection Act (“TCPA”) imposes significant restrictions on the ability to utilize telephone calls and text messages to mobile telephone numbers as a means of communication, when the prior consent of the person being contacted has not been obtained. Violations of the TCPA may be enforced by individual customers through class-actions, and statutory penalties for TCPA violations range from $500 to $1,500 per violation. If we fail to ensure that our own telemarketing and telemarketing efforts are TCPA compliant, or if our franchisees or dealers fail to do so and we are held responsible for their behavior, we may incur significant damages.

Compliance with governmental regulations or newly enacted laws could increase our costs significantly and adversely affect our operating income and financial results.

The products and services offered by our business segments are subject to federal laws and regulation by one or more federal agencies, including but not limited to the FDA, the Federal Trade Commission, the CFPB, the United States Department of Agriculture and the Environmental Protection Agency. These activities are also regulated by various state, local and international laws and agencies of the states and localities in which our products or services are provided. Regulations may prevent or delay the introduction, or require the reformulation, of our products or services, which could result in lost sales and increased costs to us.

For example, the FDA may not accept the evidence of safety for any new ingredients that our Vitamin Shoppe segment may want to market, may determine that a particular ingredient is not a legal dietary ingredient under the FDCA, may determine that a particular product or product ingredient presents an unacceptable health risk, may determine that a particular statement of nutritional support on our products, or that we want to use on our products, is an unacceptable drug claim or an unauthorized version of a food “health claim.” The FDA or FTC may determine that particular claims are not adequately supported by available scientific evidence. The FDA may also determine that our Vitamin Shoppe segment’s CBD-containing food and dietary supplement products are unlawful and may issue an enforcement action against us. Any such regulatory determination would prevent us from marketing particular products or using certain statements on those products or force us to recall a particular product and be subject to additional enforcement or penalties, which could adversely affect our sales of those products.

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

The CCPA which became effective on January 1, 2020 and requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. We collect internal and customer data, including personally identifiable information for a variety of important business purposes, including managing our workforce and providing requested products and services. The CCPA required us to modify our data processing practices and policies at our Pet Supplies Plus, Vitamin Shoppe, Sylvan and American Freight segments, as a result of which we may incur substantial costs and expenses in an effort to comply. The effects of the CCPA are potentially significant and require us to modify our data processing practices and policies which as a result, we may incur substantial costs and expenses in an effort to comply. We may also from time to time be subject to, or face assertions that we are subject to, additional obligations relating to personal data by contract or due to assertions that self-regulatory obligations or industry standards apply to our practices. There may be additional regulatory actions or enforcement priorities, or new interpretations of existing requirements that differ from ours, which could impose unanticipated limitations or require changes to our business. Any developments of this nature could increase our costs significantly and could have a material adverse effect on our business, financial condition and results of operations.

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

Many of our information technology systems, such as those we use for our point-of-sale, web and mobile platforms, including online and mobile payment systems, and for administrative functions, including human resources, payroll, accounting, and internal and external communications, contain personal, financial or other information that is entrusted to us by our customers and associates. Many of our information technology systems also contain proprietary and other confidential information related to our business and suppliers. Although we have developed procedures, employee training and technology in place to safeguard our customers’ personal information, our associates’ private data, suppliers’ data, and our business records and intellectual property and other sensitive information, we may nevertheless, be vulnerable to, and unable to anticipate, detect and appropriately respond to, data security breaches and data loss, including cyber-security attacks. To date, we have not experienced a material data breach, however, if we or any third-party systems we use experience a data security breach, we could be exposed to negative publicity, reputational risk with our customers, government enforcement actions and private litigation, in addition to the potential of significant capital investments and other expenditures to remedy cybersecurity problems and prevent future security breaches. These costs, which could be material, could adversely impact our results of operations in the period in which they are incurred and may not meaningfully limit the success of future attempts to breach our information technology systems.

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

If we and our franchisees and dealers are unable to attract and retain qualified employees, our financial performance could be materially adversely affected.

Both we and our franchisees and dealers depend on the ability to find, hire and retain qualified employees to manage day-to-day business activities. Our operating subsidiaries also need qualified and competent personnel in executing their business plans and serving their customers. Our inability to recruit and retain qualified and competent managers and personnel could have a material adverse effect on our business, financial condition and results of operations.

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
•certain non-compliance, fraud and other misconduct by our franchisees, dealers, and/or employees;
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
•regulatory or political developments;
•global pandemics (such as the ongoing COVID-19 pandemic); and
•capital markets and trading markets fluctuations.

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

Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
Stores
As of December 25, 2021, we operated 1,410 Company-owned stores, operated 317 dealer-owned stores, and franchised 1,221 stores. See breakout of Company-owned stores, dealer-owned stores, franchised stores, and distribution centers by segment as detailed below:

	Company-owned	Dealer-owned	Franchised	Total	Distribution Centers
Vitamin Shoppe	711	—	—	711	2
Pet Supplies Plus	228	—	374	602	3
Badcock	66	317	—	383	3
American Freight	362	—	5	367	9
Buddy's	37	—	276	313	—
Sylvan	6	—	566	572	—
Total Franchise Group	1,410	317	1,221	2,948	17
We lease the vast majority of our Company-owned stores and the majority of our Distribution Centers. Our leases typically provide an initial term with options to extend. As current leases expire, we believe that we will be able to obtain lease renewals, if desired, for present store locations, or to obtain leases for equivalent or better locations in the same general area.
We lease our corporate headquarters. Our principal executive office is located at 109 Innovation Court, Suite J, Delaware, Ohio 43015.
Item 3.    Legal Proceedings.
For information regarding legal proceedings, please see "Note 14 - Commitments and Contingencies" in the Notes to the Consolidated Financial Statements, which information is incorporated herein by reference.
Item 4.    Mine Safety Disclosures.
Not applicable.
PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market and Stock Information

Our common stock and Series A Preferred Stock is traded on NASDAQ under the symbols "FRG" and "FRGAP," respectively. As of February 18, 2022, we had approximately 122 registered record holders of our common stock and 1 registered record holder of our Series A Preferred Stock. An aggregate maximum of 5,000,000 shares of common stock are reserved for stock compensation award issuance.

Future decisions to pay cash dividends continue to be at the discretion of our Board and will be dependent on our earnings, capital requirements, and financial condition. Our ability to pay dividends is also subject to compliance with financial covenants that are contained in our credit facility and may be restricted by any future indebtedness that we incur. In addition, applicable law requires our Board to determine that we have adequate surplus prior to the declaration of dividends. We cannot provide an assurance that we will pay dividends at any specific level or at all.

Recent Sales of Unregistered Securities

Other than those sales of unregistered securities that we have disclosed in quarterly reports on Form 10-Q or current reports on Form 8-K, we have not recently sold any unregistered securities.
Share Repurchases
Our Board has authorized up to $10.0 million for repurchases of shares of our common stock. During the year ended December 25, 2021, we did not repurchase any shares of our common stock.

Stock Performance Graph
The following graph sets forth the yearly percentage change in the cumulative total shareholder return on our common stock during the five fiscal years ended December 25, 2021, compared with the cumulative total returns of the S&P 500 Index and the S&P Retailing Index. The comparison assumes that $100 was invested in our common stock on May 1, 2016, and, in each of the foregoing indices on May 1, 2016, that dividends were reinvested. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	Year or Period Ended
	April 30, 2016	April 30, 2017	April 30, 2018	April 30, 2019	December 28, 2019	December 26, 2020	December 25, 2021
Franchise Group, Inc.	$100.00	122.93	128.53	95.69	85.93	241.14	318.35
S&P 500 Index	$100.00	114.55	114.55	127.22	141.53	155.66	177.28
S&P Retailing Index	$100.00	97.08	97.08	102.22	103.35	104.62	146.52

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
General
Our fiscal year ends on the Saturday in December closest to December 31st. Fiscal years 2021, 2020, and 2019 included 52 weeks.
The discussion of our financial condition and results of operations for the years ended December 26, 2020 and April 30, 2019, included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) can be found in Exhibit 99.1 of Form 8-K filed on June 25, 2021, to reflect certain retrospective revisions for discontinued operations and changes in reportable segments in the consolidated financial statements of the Company in its Annual Report on Form 10-K for the year ended December 26, 2020 that was previously filed with the Securities and Exchange Commission (“SEC”) on March 10, 2021 (the “Form 10-K”).
Overview
We are an owner and operator of franchised and franchisable businesses that continually looks to grow our portfolio of brands while utilizing our operating and capital allocation philosophy to generate strong cash flows. We currently operate six reportable segments: Vitamin Shoppe, Pet Supplies Plus, Badcock, American Freight, Buddy’s, and Sylvan.

Our Vitamin Shoppe segment is an omnichannel specialty retailer of vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products. Our Pet Supplies Plus segment is a leading franchisor and retailer of pet supplies and services. Our Badcock segment carries a complete line of furniture, appliances, bedding, electronics, home office equipment, accessories and seasonal items in a showroom format. Our American Freight segment is a retail chain offering in-store and online access to furniture, mattresses, new and out-of-box appliances and home accessories at discount prices. On October 23, 2019, we completed the acquisition of the Sears Outlet business (“Sears Outlet”) from Sears Hometown and Outlet Stores, Inc. (the “Sears Outlet Acquisition”). Sears Outlet has been rebranded as American Freight Outlet and is included in our American Freight segment. Our Buddy's segment is a specialty retailer of high quality, name brand consumer electronic, residential furniture, appliances and household accessories through rent-to-own agreements. Our Sylvan segment is an established and growing franchisor of supplemental education for Pre-K-12 students and families in the United States and Canada.

Our revenue is primarily derived from merchandise sales, rental revenue, and service revenues comprised of royalties and other required fees from our franchisees, dealers, and financing programs.
In evaluating our performance, management focuses on several metrics that we believe are key to our success:
•Net change in retail and franchise locations. The change in retail and franchise locations from year to year is a function of the opening of new locations, offset by locations that we or our franchisees close. Please see "Item 2. Properties" in this Annual Report for the number of locations as of December 25, 2021.
•Same-store or comparable store sales. The difference in revenue generated by the segment's existing store locations over a certain period (often a fiscal week, month, or quarter), compared to an identical period in the past, usually in the previous year. A segment's store becomes a comparable store at the beginning of the fiscal period following the one year anniversary of the store open date (or the beginning of the 13th fiscal period after the store opens). If a store relocates outside of the current trade area or defined territory, it is removed from the comparable store base and is treated as a new store. On-line revenue is included in the overall segment comparable store sales calculation.
•Adjusted EBITDA. Management focuses on adjusted EBITDA as a measure of the cash flow from recurring operations from the businesses. Adjusted EBITDA represents net income (loss), before income taxes, interest expense, depreciation and amortization, and certain other items.

Acquisitions

On December 27, 2020, we completed our acquisition of Furniture Factory Outlet ("FFO Home"). For a complete description of the FFO Home Acquisition, refer to "Note 2 - Acquisitions" in the Notes to the Consolidated Financial Statements.

On March 10, 2021, we completed our acquisition of PSP Midco, LLC ("Pet Supplies Plus"). For a complete description of the Pet Supplies Plus Acquisition, refer to "Note 2 - Acquisitions" in the Notes to the Consolidated Financial Statements.

On September 27, 2021, we completed our acquisition of Sylvan. For a complete description of the Sylvan Acquisition, refer to "Note 2 - Acquisitions" in the Notes to the Consolidated Financial Statements.

On November 22, 2021, we completed our acquisition of Badcock. For a complete description of the Badcock Acquisition, refer to "Note 2 - Acquisitions" in the Notes to the Consolidated Financial Statements.

Discontinued Operations
As disclosed above, on February 21, 2021, we entered into the Purchase Agreement with NextPoint to sell our Liberty Tax business. In connection with the Purchase Agreement, the parties entered into a transition services agreement pursuant to which both parties agreed to provide certain transition services to each other for a period not to exceed twelve months. On July 2, 2021, we completed the transaction and received total consideration of $255.3 million, consisting of $181.2 million in cash and $74.1 million in proportionate voting shares of NextPoint recorded as an investment in equity securities in "Other non-current assets" on the Consolidated Balance Sheet. The transaction resulted in a gain on the sale of $188.1 million recorded in "Income (loss) from discontinued operations, net of tax" on the Consolidated Statement of Operations. As part of the divestiture, we incurred transaction costs of $7.1 million which were paid using shares of NextPoint. As a result of the transaction, the financial position and results of operations of the Liberty Tax business are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented.

Results of Operations

For the Year Ended December 25, 2021 as compared to the Year Ended December 26, 2020

As described above, our Liberty Tax business is reported as a discontinued operation and its results of operations are excluded from our results of operations. For the fiscal year ended April 30, 2019, Liberty Tax was our only business, therefore, no continuing operations existed for that fiscal year and comparative information is not provided.
The following table sets forth the results of our operations for the years ended December 25, 2021, and December 26, 2020:

	Fiscal Years Ended		Change
(In thousands)	12/25/2021	12/26/2020	$	%
Total revenues	$3,255,204	$2,029,727	$1,225,477	60%
Total operating expenses	3,028,853	1,977,216	1,051,637	53%
Income (loss) from operations	226,351	52,511	173,840	331%
Net income (loss) from continuing operations	191,966	20,645	171,321	830%
Net income (loss) from discontinued operations, net of tax	171,822	4,419	167,403	3,788%
Net income (loss) attributable to Franchise Group, Inc.	$363,788	$25,064	$338,724	1351%
Revenues. The table below sets forth the components and changes in our revenue for the years ended December 25, 2021 and December 26, 2020:

	Fiscal Years Ended		Change
(In thousands)	12/25/2021	12/26/2020	$	%
Product	$3,012,471	$1,899,662	$1,112,809	59%
Service and other	209,103	65,798	143,305	218%
Rental	33,630	64,267	(30,637)	(48)%
Total revenue	$3,255,204	$2,029,727	$1,225,477	60%
Our total revenue increased by $1.2 billion, or 60%, in the year ended December 25, 2021 compared to the year ended December 26, 2020. This increase was primarily due to the Pet Supplies Plus Acquisition on March 10, 2021, which increased revenue by $917.4 million, the Badcock Acquisition on November 22, 2021, which increased revenue by $102.1 million, and the Sylvan Acquisition on September 27, 2021, which increased revenue by $9.7 million. The $30.6 million decrease in rental revenue was due to the refranchising of 47 Buddy's' Company-owned stores on November 10, 2020 and an additional 8 stores on August 25, 2021.

Operating expenses. The following table details the amounts and changes in our operating expenses for the years ended December 25, 2021 and December 26, 2020:

	Fiscal Years Ended		Change
(In thousands)	12/25/2021	12/26/2020	$	%
Cost of revenue:
Product	$1,892,741	$1,136,054	$756,687	67%
Service and other	16,506	2,149	14,357	668%
Rental	11,552	21,905	(10,353)	(47)%
Total cost of revenue	1,920,799	1,160,108	760,691	66%
Selling, general and administrative expenses	1,108,054	817,108	290,946	36%
Total operating expenses	$3,028,853	$1,977,216	$1,051,637	53%

Total operating expenses increased $1.1 billion, or 53%, in the year ended December 25, 2021 compared to the year ended December 26, 2020. This increase was primarily due to the Pet Supplies Plus Acquisition on March 10, 2021, which increased operating expenses by $875.8 million, the Badcock Acquisition on November 22, 2021, which increased operating expenses by $79.4 million and the Sylvan Acquisition on September 27, 2021, which increased operating expenses by $10.4 million. The $10.4 million decrease in rental cost of sales was due to the refranchising of 47 Buddy's Company-owned stores on November 10, 2020 and an additional 8 stores on August 25, 2021.

Non-operating income (expense). The following table sets forth certain information regarding our non-operating income (expense) for the years ended December 25, 2021 and December 26, 2020:

	Fiscal Years Ended			Change (Fiscal 2021 vs. Fiscal 2020)
(In thousands)	12/25/2021	12/26/2020	4/30/2019	$	%
Bargain purchase gain	$132,559	$—	—	$132,559	100%
Other	(67,368)	(5,294)	—	(62,074)	1,173%
Interest expense, net	(133,114)	(96,774)	—	(36,340)	38%
Non-operating income (expense)	$(67,923)	$(102,068)	$—	$34,145	(33)%

Non-operating income (expense) increased $34.1 million due to the following:

•Bargain purchase gain increased $132.6 million in the year ended December 25, 2021 driven by the $132.0 million bargain purchase gain from the Badcock Acquisition;

•Other expenses increased $62.1 million for the year ended December 25, 2021 due to a prepayment penalty of $36.7 million from the repayment of the Franchise Group New Holdco Term Loan and ABL Term Loan and a $31.8 million loss related to our investment in NextPoint; and

•Interest expense, net increased by $36.3 million due to the write-off of $29.3 million, $6.1 million and $4.7 million of deferred financing costs from the termination of the Franchise Group New Holdco Term Loan and ABL Term Loan, the $182.1 million principal payment on the First Lien Term Loan and the $219.0 million principal payment on the First Lien Badcock Term Loan. These increases were partially offset by the reduction in amortization of deferred financing costs.

Income Taxes. The following table sets forth certain information regarding our income taxes for the years ended December 25, 2021 and December 26, 2020:

	Fiscal Years Ended		Change
(In thousands)	12/25/2021	12/26/2020	$	%
Gain (loss) before income taxes	$158,428	$(49,557)	$207,985	(420)%
Income tax benefit	(33,538)	(60,501)	26,963	(45)%
Effective tax rate	(21.2)%	122.1%

The decrease in the effective tax rate from 122.1% to (21.2)% for the year ended December 25, 2021 compared to the year ended December 26, 2020 is primarily due to a $45.2 million release of a valuation allowance in the current year, on the basis of management's reassessment of the amount of its deferred tax assets that are more likely than not to be realized. In addition, the bargain purchase gain recorded in the Badcock Acquisition in the current year is disregarded for tax purposes, resulting in a permanent benefit. In the prior year, the Company recorded an income tax benefit of $52.3 million on a pre-tax loss of $50.0 million related to the Coronavirus Aid, Relief, and Economic Security (the "CARES Act"), which was enacted on March 27, 2020. The CARES Act retroactively changed the eligibility of certain assets for expense treatment in the year placed in service, back to 2018, and permitted any net operating loss for the tax years 2018, 2019, and 2020 to be carried back for five years.

Net Income. In the year ended December 25, 2021, we had net income from continuing operations of $192.0 million compared to net income of $10.9 million in the year ended December 26, 2020 due to fluctuations noted above.

Segment Information

Our operations are conducted in six reporting business segments: Vitamin Shoppe, Pet Supplies Plus, Badcock, American Freight, Buddy's, and Sylvan. We define our segments as those operations whose results our chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources. Because the Pet Supplies Plus Acquisition, Sylvan Acquisition, and Badcock Acquisition occurred in the year ended December 25, 2021, comparable information is not available; therefore, Pet Supplies Plus, Sylvan, and Badcock segment information is not provided.

Vitamin Shoppe

The following table summarizes the operating results of our Vitamin Shoppe segment for the years ended December 25, 2021 and December 26, 2020. Because the Vitamin Shoppe Acquisition occurred in the Transition Period, comparable information for the year ended April 30, 2019 is not available:

	Fiscal Years Ended		Change
(In thousands)	12/25/2021	12/26/2020	$	%
Total revenues	$1,172,725	$1,035,964	$136,761	13%
Operating expenses	1,068,721	1,030,593	38,128	4%
Operating income (loss)	$104,004	$5,371	$98,633	1,836%

Total revenue for our Vitamin Shoppe segment increased $136.8 million, or 13%, for the year ended December 25, 2021 as compared to the year ended December 26, 2020. The increase in revenue was the result of a 14.4% increase in comparable store sales, which was the driven by strong customer traffic, several new product introductions throughout the year and the continuation in demand for health and wellness products.

Operating expenses for the Vitamin Shoppe segment increased $38.1 million, or 4%, for the year ended December 25, 2021 as compared to the year ended December 26, 2020. The increase in operating expenses was primarily driven by:

•a $55.2 million increase in cost of revenue correlated to the revenue growth noted above, as a percentage of revenue. Gross margin, excluding the inventory step-up amortization in 2020 due to purchase price accounting, decreased approximately ten basis points to 45.2% compared to 45.3% in the prior year due to higher sales for supplement products which have a lower margin.

Operating expense increases were partially offset by:

•$20.6 million of inventory step-up amortization in the prior year period;

•a $9.8 million decrease in occupancy costs due to 32 fewer stores compared to the prior year; a $2.9 million right-of-use asset impairment in the prior year period; and

•a $7.3 million decrease in depreciation expense.

American Freight

The following table summarizes the operating results of our American Freight segment for the years ended December 25, 2021 and December 26, 2020. Because the American Freight Acquisition occurred in the year ended December 26, 2020, comparable information for the year ended April 30, 2019 is not available:

	Fiscal Years Ended		Change
(In thousands)	12/25/2021	12/26/2020	$	%
Total revenues	$988,892	$896,431	$92,461	10%
Operating expenses	922,351	856,083	66,268	8%
Operating income (loss)	$66,541	$40,348	$26,193	65%

Total revenue for our American Freight segment increased $92.5 million, or 10%, for the year ended December 25, 2021 as compared to the year ended December 26, 2020. The increase in revenue was primarily driven by the following:

•the inclusion of the full first quarter results in the current year (American Freight was acquired on February 14, 2020);

•increased revenue from new store openings; and

•the FFO Home Acquisition.

Operating expenses for the American Freight segment increased $66.3 million, or 8%, for the year ended December 25, 2021 as compared to the year ended December 26, 2020. The increase in operating expenses was primarily driven by the following:

•the inclusion of the full first quarter in the current year (American Freight was acquired on February 14, 2020);

•higher occupancy costs due to new store openings and store acquisitions; and

•an increase in advertising expenses due to reduced advertising in the prior year as a result of the COVID-19 pandemic.

Buddy's

The following table summarizes the operating results of our Buddy's segment for the years ended December 25, 2021 and December 26, 2020. Because the Buddy's Acquisition occurred in the Transition Period, comparable information for the year ended April 30, 2019 is not available:

	Fiscal Years Ended		Change
(In thousands)	12/25/2021	12/26/2020	$	%
Total revenues	$64,409	$97,332	$(32,923)	(34)%
Operating expenses	47,724	76,968	(29,244)	(38)%
Operating income (loss)	$16,685	$20,364	$(3,679)	(18)%

Total revenue for our Buddy's segment decreased $32.9 million, or (34)%, for the year ended December 25, 2021 as compared to the year ended December 26, 2020. The decrease in revenue was primarily driven by the following:

•a $30.6 million decrease in rental revenue due to the refranchising of 47 Company-owned stores on November 10, 2020 and an additional 8 stores on August 25, 2021. Rental revenue for comparable stores for the year increased to $30.4 million from $29.7 million in the prior year.

•The decrease in rental revenue was partially offset by an increase of $3.8 million in royalty revenue for the year ended December 25, 2021 due to the refranchising of Company-owned stores.

Operating expenses for the Buddy's segment decreased $29.2 million, or (38)%, for the year ended December 25, 2021 as compared to the year ended December 26, 2020. The decrease in operating expenses was primarily driven by the following:

•a $10.4 million decrease in rental cost of sales, an $8.2 million decrease in employee compensation, and a $7.3 million decrease in other expenses due to the refranchising of 47 Company-owned stores on November 10, 2020 and an additional 8 stores on August 25, 2021.

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

We have included Adjusted EBITDA in this Annual Report because we believe the presentation of these measures is useful to investors as supplemental measures in evaluating the aggregate performance of our operating businesses and in comparing our results from period to period because they exclude items that we do not believe are reflective of our core or ongoing operating results. These measures are used by our management to evaluate performance and make resource allocation decisions each period. Adjusted EBITDA is also the primary operating metric used in the determination of executive management’s compensation.  In addition, a measure similar to Adjusted EBITDA is used in our credit facilities. Adjusted EBITDA is not a recognized financial measure under GAAP and may not be comparable to similarly-titled measures used by other companies in our industry. Adjusted EBITDA should not be considered in isolation from or as an alternative to net income (loss), operating income (loss), or any other performance measures derived in accordance with GAAP.

The following table presents a reconciliation of Adjusted EBITDA for the fiscal years ended December 25, 2021 and December 26, 2020. Amounts for the year ended April 30, 2019 are not provided as they are all attributable to discontinued operations.

	Fiscal Years Ended
(In thousands)	12/25/2021	12/26/2020
Net income (loss) from continuing operations	$191,966	$10,944
Add back:
Interest expense	133,114	96,774
Income tax benefit	(33,538)	(60,501)
Depreciation and amortization charges	69,086	52,152
Total Adjustments	168,662	88,425
EBITDA	360,628	99,369
Adjustments to EBITDA
Executive severance and related costs	302	5,643
Stock based compensation	14,956	8,923
Litigation costs and settlements	(1,130)	(1,070)
Corporate compliance costs	2,172	543
Store closures	2,429	592
Securitized receivables, net	(19,919)	—
Prepayment penalty on early debt repayment	36,726	44,996
Right-of-use asset impairment	2,948	2,895
Integration costs	16,655	2,703
Divestiture costs	515	—
Acquisition costs	22,878	26,309
Loss on investment in equity securities	31,773	—
Acquisition bargain purchase gain	(132,559)	—
Total Adjustments to EBITDA	(22,254)	91,534
Adjusted EBITDA	$338,374	$190,903

Funding Requirements

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

Subsequent to December 25, 2021, several transactions and events occurred that will or have the potential to affect our liquidity and capital resources in future periods as discussed in Part I, Item 1. Business.

Sources and uses of cash

Operating activities

Net cash provided by operating activities decreased $135.5 million in 2021 compared to 2020 due to a $219.1 million increase in cash used for inventory and a $36.1 million decrease in accounts payable and accrued expenses due to the timing of payments. These were partially offset by a $127.5 million increase in cash net income and an $18.5 million increase in other assets due to our investment in NextPoint. Cash net income represents net income adjusted for non-cash or non-operating activities such as bargain purchase gains, the gain on the divestiture of our Liberty tax business, debt prepayment penalties, change in fair value of investment and amortization of deferred financing costs.
Investing activities

Net cash used in investing activities increased $572.9 million in 2021 compared to 2020. This increase was primarily driven by an increase of $710.4 million in cash used for acquisitions and a $23.5 million decrease of proceeds from the sale of company-owned stores partially offset by $179.5 million in cash received from divestitures.

Financing activities

Net cash provided by financing activities increased $743.6 million in 2021 compared to 2020. The increase was driven by a $1,689.0 million increase in proceeds from the issuance of debt, a $150.7 million decrease in repayments of revolving credit facilities and a $50.1 million increase in proceeds from the issuance of preferred stock. The increases in cash provided by financing activities were partially offset by a $671.1 million increase in repayments of long-term obligations, a $198.0 million reduction in proceeds from the issuance of common stock, a $157.9 million reduction in borrowing under our revolving credit facilities, a $49.1 million increase in payments for debt issuance costs, a $37.9 million increase in dividends paid and a $36.7 million increase in cash paid for penalties for early debt repayment.

Contractual Obligations

The following tables summarize our contractual obligations as of December 25, 2021:

	Contractual Obligations
(in thousands)	Total	2022	2023	2024	2025	2026	Thereafter
Lease Financing
Finance lease liabilities	$6,465	$1,952	$1,757	$1,325	$1,056	$375	$—
Operating lease liabilities	730,172	66,834	199,063	155,360	112,046	80,557	116,312
Long-Term Obligations
Secured Borrowing	407,502	302,246	105,256	—	—	—	—
Term Loans	1,482,016	4,319	362,252	—	—	1,115,445	—
ABL Revolver	20,000	—	—	—	—	20,000	—
Total Obligations	$1,909,518	$306,565	$467,508	$—	$—	$1,135,445	$—
	Commitments
(in thousands)	Total	Expiring in 2022	Expiring in 2023	Expiring in 2024	Expiring in 2025	Expiring in 2026	Thereafter
Guarantees	$23,925	$4,228	$3,860	$4,506	$3,039	$2,597	$5,695
Purchase obligations	145,890	84,249	58,462	2,969	210	—	—
Total commitments	$169,815	$88,477	$62,322	$7,475	$3,249	$2,597	$5,695
For more information on the long-term obligations, refer to "Note 9 - Long-Term Obligations”, to the Consolidated Financial Statements in Item 8.
Lease financing

Operating lease obligations. Refer to "Note 8 - Leases”, to the Consolidated Financial Statements in Item 8 for information on our operating leases. The obligation above includes amounts for leases that were signed prior to December 25, 2021 for stores that were not yet open on December 25, 2021.

Other factors affecting our liquidity

Tax Receivable Agreement. We may be required to make payments under the Tax Receivable Agreement ("TRA Payments") to the owners of Buddy's (the "Buddy’s Members"). As of December 25, 2021, we had TRA Payments due to the Buddy's Members of $17.3 million. Refer to "Note 12 - Income Taxes”, to the Consolidated Financial Statements in Item 8 for more information on the Tax Receivable Agreement.

Off Balance Sheet Arrangements

The Company remains secondarily liable under various real estate leases that were assigned to franchisees who acquired stores from the Company. In the event of the failure of an acquirer to pay lease payments, the Company could be obligated to pay the remaining lease payments which extend through 2033 and aggregated $22.9 million as of December 25, 2021. If the Company is required to make payments under these guarantees, the Company could seek to recover those amounts from the franchisees or in some cases their affiliates. The Company believes that payment under these guarantees is remote as of December 25, 2021.

Interest Rate Risk

We are exposed to various types of market risk in the normal course of our business, including the impact of interest rate changes. We may enter into interest rate swaps to manage exposure to interest rate changes. We do not enter into derivative instruments for any purpose other than cash flow hedging and we do not hold derivative instruments for trading purposes.

Long-term Debt. We utilize short-term and long-term financing to manage our overall interest expense related to our existing variable-rate debt, as well as to hedge the variability in cash flows due to changes in benchmark interest rates related to anticipated debt issuances. See "Note 9 - Long-Term Obligations" to the Consolidated Financial Statements in Item 8 for further details of the components of our long-term debt as of December 25, 2021.

		Changes in Fair Value
	Fair Value	10 Basis Point Increase in Underlying Rate	10 Basis Point Decrease in Underlying Rate
Long-term debt	$1,909,518	$190,952	$(190,952)

Critical Accounting Policies

The preparation of financial statements requires the use of estimates. Certain of our estimates require a high level of judgment and have the potential to have a material effect on the financial statements if actual results vary significantly from those estimates. Following is a discussion of the estimates that we consider critical.

Long-Lived and Right-of-Use Assets. We review our long-lived assets, such as property, plant and equipment, purchased intangibles subject to amortization, and operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. We measure recoverability by comparison of the carrying value of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. We recognize and measure potential impairment at the lowest level where cash flows are individually identifiable. If the carrying amount of an asset exceeds its estimated future cash flows, we recognize an impairment charge equal to the amount by which the carrying value of the asset exceeds the fair value of the asset. We determine fair value through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals.

Business Combinations-Purchase Price Allocation. For acquisitions which meet the definition of a business combination in accordance with ASC 805, we allocate the purchase price to the various tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values, some of which are preliminary as of December 25, 2021. The excess of the purchase price over the fair values of the assets acquired and liabilities assumed represents goodwill derived from the acquisition. The amount by which the net fair value of assets acquired and liabilities assumed exceeds the fair value of consideration transferred as the purchase price is recorded as a bargain purchase gain. Determining the fair value of certain assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions, which are inherently uncertain. Many of the estimates and assumptions used to determine fair values, such as those used for intangible assets are made based on forecasted information and discount rates. In addition, the judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations. Refer to “Note 2 - Acquisitions” to the Consolidated Financial Statements in Item 8 for additional information.

Goodwill and Non-amortizing Intangible Assets. Goodwill and non-amortizing intangible assets are initially recorded at their fair values. These assets are not amortized but are evaluated as of the end of July of each fiscal year, and a more frequent evaluation is performed if an event occurs or circumstances change that would more likely than not reduce the assets fair values below their carrying values. Such events or circumstances could include, but are not limited to, significant negative industry or economic trends, unanticipated changes in the competitive environment and a significant sustained decline in the market price of our stock.

For goodwill, the Company performs a qualitative and/or quantitative assessment to determine whether it is more likely than not that each reporting unit's fair value is less than its carrying value, including goodwill. If the Company determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, the Company then estimates the fair value. The Company uses either a market multiple method or a discounted cash flow method to estimate the fair value of its reporting units and recognizes goodwill impairment for any excess of the carrying amount of a reporting unit’s goodwill over its estimated fair value.

For non-amortizing intangible assets, the Company evaluates its tradenames for impairment by comparing the fair value, based on an income approach using the relief-from-royalty method, to its carrying value. If the carrying value of the asset exceeds its estimated fair value, an impairment loss is recognized in an amount equal to that excess. The Company's reporting units are determined in accordance with the provisions of Accounting Standards Codification (“ASC”) 350, “Intangibles - Goodwill and Other (Topic 350).”

Refer to “Note 6 - Goodwill and Intangible Assets” to the Consolidated Financial Statements in Item 8 for additional information.

Recently Issued Accounting Standards

Refer to "Note 1 - Organization and Significant Accounting Policies", in our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is incorporated by reference to the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Franchise Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Franchise Group, Inc. and subsidiaries (the "Company") as of December 25, 2021 and December 26, 2020 and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for the fiscal years ended December 25, 2021 and December 26, 2020, and the transition period ended December 28, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 25, 2021 and December 26, 2020 and the results of its operations and its cash flows for the fiscal years ended December 25, 2021 and December 26, 2020, and the transition period ended December 28, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 25, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Acquisitions – Refer to Notes 1 and 2 to the financial statements

Critical Audit Matter Description

The Company completed multiple acquisitions during the current year. The Company accounted for the acquisitions under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. The method for determining fair value of certain assets and liabilities, such as intangible assets, is subjective in nature and involved management making significant estimates and assumptions, such as future cash flows and the selection of the discount rate.

We identified certain acquired assets and liabilities, including intangible assets, as a critical audit matter because of the significant judgments made by management to estimate the preliminary fair value. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of future cash flows and selection of the discount rate, in determining the estimated fair value assigned to certain assets acquired and liabilities assumed, such as intangible assets.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasted information, discount rates, and the estimated fair value assigned to certain assets acquired and liabilities assumed, such as intangible assets, for the acquired companies included the following, among others:

•We evaluated the reasonableness of management's revenue forecasts by comparing the forecasts to historical revenues.

•We evaluated the impact of actual results compared to management's forecasts from the acquisition date to December 25, 2021.

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
February 23, 2022

We have served as the Company's auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Franchise Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Franchise Group, Inc. and subsidiaries (the “Company”) as of December 25, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fiscal year ended December 25, 2021, of the Company and our report dated February 23, 2022, expressed an unqualified opinion on those financial statements.

As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Pet Supplies Plus, Sylvan, and Badcock, as these companies were acquired during the fiscal year ended December 25, 2021. The financial statements of these acquired companies collectively constitute 39% of consolidated total assets, 32% of consolidated revenues, and 14% of consolidated net income as of and for the fiscal year ended December 25, 2021. Accordingly, our audit did not include the internal control over financial reporting at Pet Supplies Plus, Sylvan, and Badcock.

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
February 23, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Franchise Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Liberty Tax, Inc. and Subsidiaries (the “Company”) as of April 30, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended April 30, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two‑year period ended April 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of April 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO), and our report dated June 27, 2019, expressed an adverse opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe our audits provide a reasonable basis for our opinion.

Adoption of the New Accounting Standard

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for revenue as a result of the adoption of the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), effective May 1, 2018. Our opinion is not modified with respect to that matter.

/s/ Cherry Bekaert LLP

We served as the Company's auditor from 2018 to 2019.

Virginia Beach, Virginia
June 27, 2019 (except for the effects of discontinued operations discussed in Note 3, as to which the date is June 25, 2021)

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 25, 2021, December 26, 2020, Transition Period Ended
December 28, 2019, December 29, 2018 (Unaudited), and Year Ended April 30, 2019

	Twelve Months Ended	Twelve Months Ended	Transition Period From 5/1/2019-	Period from 5/1/2018 -	Twelve Months Ended
(In thousands, except per share data)	12/25/2021	12/26/2020	12/28/2019	12/29/2018	4/30/2019
Revenues:
Product	$3,012,471	$1,899,662	$96,139	$—	$—
Service and other	209,103	65,798	14,751	—	—
Rental	33,630	64,267	23,636	—	—
Total revenues	3,255,204	2,029,727	134,526	—	—
Operating expenses:
Cost of revenue:
Product	1,892,741	1,136,054	71,820	—	—
Service and other	16,506	2,149	768	—	—
Rental	11,552	21,905	8,661	—	—
Total cost of revenue	1,920,799	1,160,108	81,249	—	—
Selling, general, and administrative expenses	1,108,054	817,108	96,298	—	—
Total operating expenses	3,028,853	1,977,216	177,547	—	—
Income (loss) from operations	226,351	52,511	(43,021)	—	—
Other income (expense):
Bargain purchase gain	132,559	—	—	—	—
Other	(67,368)	(5,294)	—	—	—
Interest expense, net	(133,114)	(96,774)	(6,998)	—	—
Income (loss) from continuing operations before income taxes	158,428	(49,557)	(50,019)	—	—
Income tax expense (benefit)	(33,538)	(60,501)	(8,577)	—	—
Income (loss) from continuing operations	191,966	10,944	(41,442)	—	—
Income (loss) from discontinued operations, net of tax	171,822	16,210	(63,024)	(43,053)	(2,156)
Net Income (Loss)	363,788	27,154	(104,466)	(43,053)	(2,156)
Less: Net (income) loss attributable to non-controlling interest	—	(2,090)	36,039	—	—
Net income (loss) attributable to Franchise Group, Inc.	$363,788	$25,064	$(68,427)	$(43,053)	$(2,156)

Amounts attributable to Franchise Group, Inc.:
Net income (loss) from continuing operations	$191,966	$20,645	$(22,614)	$—	$—
Net income (loss) from discontinued operations	171,822	4,419	(45,813)	(43,053)	(2,156)
Net income (loss) attributable to Franchise Group, Inc.	$363,788	$25,064	$(68,427)	$(43,053)	$(2,156)

Basic earnings (loss) per share:
Continuing operations	$4.56	$0.57	$(1.35)	$—	$—
Discontinued operations	4.27	0.13	(2.76)	(3.17)	(0.16)
Total basic earnings (loss) per share	$8.83	$0.70	$(4.11)	$(3.17)	$(0.16)

Diluted earnings (loss) per share:
Continuing operations	$4.48	$0.57	$(1.36)	$—	$—
Discontinued operations	4.19	0.13	(2.75)	(3.17)	(0.16)
Total diluted earnings (loss) per share	$8.67	$0.70	$(4.11)	$(3.17)	$(0.16)

Weighted-average shares outstanding:
Basic	40,199,681	34,531,362	16,669,065	13,602,774	13,800,884
Diluted	40,964,182	34,971,935	16,669,065	13,602,774	13,800,884
See accompanying notes to consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 25, 2021 and December 26, 2020, Transition Period Ended
December 28, 2019, December 29, 2018 (Unaudited) and Year Ended April 30, 2019

(In thousands)	Twelve Months Ended	Twelve Months Ended	Transition Period From 5/1/2019 -	Transition Period From 5/1/2018 -	Twelve Months Ended
	12/25/2021	12/26/2020	12/28/2019	12/29/2018	4/30/2019
Net income (loss)	$363,788	$27,154	$(104,466)	$(43,053)	$(2,156)
Other comprehensive income (loss)
Foreign currency translation adjustment	381	242	412	(654)	(527)
Unrealized (loss) gain on interest rate swap agreement, net of taxes of $13, ($24), ($15), ($16), and ($23), respectively	45	(103)	(40)	(18)	(36)
Reclassification of unrealized loss on interest rate swap agreement and foreign currency translation adjustments realized upon disposal of business	973	—	—	—	—
Other comprehensive income (loss)	1,399	139	372	(672)	(563)
Comprehensive income (loss)	365,187	27,293	(104,094)	(43,725)	(2,719)
Less: comprehensive (income) loss attributable to non-controlling interest	—	(1,915)	35,911	—	—
Comprehensive income (loss) attributable to Franchise Group, Inc.	$365,187	$25,378	$(68,183)	$(43,725)	$(2,719)

See accompanying notes to consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 25, 2021 and December 26, 2020

(In thousands, except share count and per share data)	12/25/2021	12/26/2020
Assets
Current assets:
Cash and cash equivalents	$292,714	$148,780
Current receivables, net	118,698	67,335
Current securitized receivables, net	369,567	—
Inventories, net	673,170	302,307
Current assets held for sale	—	43,023
Other current assets	24,063	13,997
Total current assets	1,478,212	575,442
Property, plant, and equipment, net	449,886	135,872
Non-current receivables, net	11,755	12,800
Non-current securitized receivables, net	47,252	—
Goodwill	806,536	448,258
Intangible assets, net	127,951	16,592
Tradenames	222,687	93,300
Operating lease right-of-use assets	714,741	502,104
Non-current assets held for sale	—	55,116
Investment in equity securities	35,249	—
Other non-current assets	18,902	8,428
Total assets	$3,913,171	$1,847,912
Liabilities and Stockholders' Equity
Current liabilities:
Current installments of long-term obligations	$486,170	$104,053
Current operating lease liabilities	173,101	127,032
Accounts payable and accrued expenses	410,552	252,389
Current liabilities held for sale	—	40,576
Other current liabilities	50,833	25,174
Total current liabilities	1,120,656	549,224
Long-term obligations, excluding current installments	1,383,725	466,944
Non-current operating lease liabilities	557,071	402,276
Non-current liabilities held for sale	—	8,779
Other non-current liabilities	88,888	35,522
Total liabilities	3,150,340	1,462,745
Stockholders' equity:
Common stock, $0.01 par value per share, 180,000,000 and 180,000,000 shares authorized, 40,296,688 and 40,092,260 shares issued and outstanding at December 25, 2021 and December 26, 2020, respectively	403	401
Preferred stock, $0.01 par value per share, 4,800,000 and 20,000,000 shares authorized, 4,541,125 and 1,250,000 shares issued and outstanding at December 25, 2021 and December 26, 2020, respectively	45	13
Additional paid-in capital	475,396	382,383
Accumulated other comprehensive loss, net of taxes	—	(1,399)
Retained earnings	286,987	3,769
Total equity	762,831	385,167
Total liabilities and equity	$3,913,171	$1,847,912
See accompanying notes to consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
Year Ended December 25, 2021

(In thousands)	Shares	Common stock	Shares	Preferred stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Total Franchise Group Equity	Non-controlling interest	Total Equity
Balance at December 26, 2020	40,092	$401	1,250	$13	$382,383	$(1,399)	$3,769	$385,167	$—	$385,167
Net income	—	—	—	—	—	—	363,788	363,788	—	363,788
Total other comprehensive income	—	—	—	—	—	1,399	—	1,399	—	1,399
Exercise of stock options	60	1	—	—	663	—	—	664	—	664
Stock-based compensation, net	145	1	—	—	12,840	—	—	12,841	—	12,841
Issuance of Series A Preferred Stock	—	—	3,291	32	79,510	—	—	79,542	—	79,542
Common dividend declared ($1.750 per share)	—	—	—	—	—	—	(72,055)	(72,055)	—	(72,055)
Preferred dividend declared ($1.875 per share)	—	—	—	—	—	—	(8,515)	(8,515)	—	(8,515)
Balance at December 25, 2021	40,297	$403	4,541	$45	$475,396	$—	$286,987	$762,831	$—	$762,831
Consolidated Statement of Stockholders' Equity
Year Ended December 26, 2020

(In thousands)	Shares	Common stock	Shares	Preferred stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Total Franchise Group Equity	Non-controlling interest	Total Equity
Balance at December 29, 2019	18,250	$183	1,887	$19	$108,339	$(1,538)	$18,388	$125,391	$26,370	$151,761
Changes and distributions of non-controlling interest in New Holdco	—	—	—	—	23,744	(175)	—	23,569	(25,927)	(2,358)
Net income	—	—	—	—	—	—	25,064	25,064	2,090	27,154
Total other comprehensive income	—	—	—	—	—	314	—	314	(175)	139
Exercise of stock options	50	1	—	—	519	—	—	520	—	520
Stock-based compensation, net	66	—	—	—	8,810	—	—	8,810	—	8,810
Issuance of common stock	12,292	123	—	—	228,892	—	—	229,015	—	229,015
Issuance of Series A Preferred Stock	—	—	1,250	13	29,470	—	—	29,483	—	29,483
Conversion of preferred to common stock	9,434	94	(1,887)	(19)	(10,028)	—	—	(9,953)	—	(9,953)
Common dividend declared ($1.125 per share)	—	—	—	—	—	—	(41,286)	(41,286)	—	(41,286)
Preferred dividend declared ($0.609 per share)	—	—	—	—	—	—	(755)	(755)	—	(755)
Tax Receivable Agreement	—	—	—	—	(7,363)	—	—	(7,363)	—	(7,363)
Adjustment	—	—	—	—	—	—	2,358	2,358	(2,358)	—
Balance at December 26, 2020	40,092	$401	1,250	$13	$382,383	$(1,399)	$3,769	$385,167	$—	$385,167

See accompanying notes to consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
Transition Period Ended December 28, 2019

(In thousands)	Shares	Common stock	Shares	Preferred Stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Total Franchise Group Equity	Non-controlling interest	Total Equity
Balance at May 1, 2019	14,049	$140	—	$—	$12,552	$(1,910)	$92,932	$103,714	$—	$103,714
Cumulative effect of adopted accounting standards, net	—	—	—	—	—	—	319	319	—	319
Buddy's Acquisition - issuance of Preferred Stock and New Holdco units, net of taxes	—	—	1,617	16	87,934	—	—	87,950	—	87,950
Non-controlling interest in New Holdco	—	—	—	—	(62,409)	—	—	(62,409)	62,409	—
Buddy's Partners Acquisition - issuance of Preferred Stock and New Holdco Units	—	—	270	3	16,197	—	—	16,200	—	16,200
Net loss	—	—	—	—	—	—	(68,427)	(68,427)	(36,167)	(104,594)
Total other comprehensive income	—	—	—	—	—	372	—	372	128	500
Exercise of stock options	208	2	—	—	2,200	—	—	2,202	—	2,202
Stock-based compensation, net	74	1	—	—	2,991	—	—	2,992	—	2,992
Issuance of common stock related to Buddy's Acquisition	2,083	21	—		24,979	—		25,000	—	25,000
Issuance of common stock related to Sears Outlet Acquisition	3,333	33	—		39,967	—		40,000	—	40,000
Issuance of common stock related to Vitamin Shoppe Acquisition	2,439	25	—		31,118	—		31,143	—	31,143
Tender Offer	(3,936)	(39)	—		(47,190)	—		(47,229)	—	(47,229)
Common dividend declared ($0.25 per share)	—	—	—	—	—	—	(6,436)	(6,436)	—	(6,436)
Balance at December 28, 2019	18,250	$183	1,887	$19	$108,339	$(1,538)	$18,388	$125,391	$26,370	$151,761

Consolidated Statement of Stockholders' Equity
Year Ended April 30, 2019

(In thousands)	Shares	Class A common stock	Shares	Class B common stock	Shares	Exchangeable stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Total Equity
Balance at May 1, 2018	12,823	$128	200	$2	1,000	$10	$11,570	$(1,347)	$101,139	$111,502
Cumulative effect of adopted accounting standards, net	—	—	—	—	—	—	—	—	(3,794)	(3,794)
Net income	—	—	—	—	—	—	—	—	(2,156)	(2,156)
Total other comprehensive loss	—	—	—	—	—	—	—	(563)	—	(563)
Conversion of preferred stock to common stock	—	—	—	—	(1,000)	(10)	—	—	—	(10)
Exercise of stock options	14	—	—	—	—	—	153	—	—	153
Stock-based compensation, net	12	—	—	—	—	—	829	—	—	829
Dividend declared ($0.16 per share)	—	—	—	—	—	—	—	—	(2,257)	(2,257)
Converted Class B common stock to Class A common stock	1,200	12	(200)	(2)	—	—	—	—	—	10
Balance at April 30, 2019	14,049	$140	—	$—	—	$—	$12,552	$(1,910)	$92,932	$103,714

See accompanying notes to consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 25, 2021, December 26, 2020, Transition Period Ended December 28, 2019, December 29, 2018 (Unaudited) and Year Ended April 30, 2019

	Twelve Months Ended	Twelve Months Ended	Transition Period From 5/1/2019 -	Period From 5/1/2018 -	Twelve Months Ended
(In thousands)	12/25/2021	12/26/2020	12/28/2019	12/29/2018	4/30/2019
Operating Activities
Net income (loss)	$363,788	$27,154	$(104,466)	$(43,053)	$(2,156)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts	8,878	5,930	4,751	5,150	8,738
Depreciation, amortization, and impairment charges	72,765	62,543	32,401	8,429	14,084
Amortization of deferred financing costs	56,054	30,635	319	169	38
Stock-based compensation expense	13,696	9,484	3,102	604	999
(Gain) loss on bargain purchases and sales of Company stores	(137,747)	(4,133)	(1,106)	(155)	694
Deferred tax (income) expense	709	1,092	(9,275)	(200)	586
Prepayment penalty for early debt extinguishment	36,726	—	—	—	—
Gain on divestiture of Liberty Tax	(188,092)	—	—	—	—
Change in fair value of investment	31,773	—	—	—	—
Other, net	1,749	85	900	5,244	5,833
Change in
Accounts, notes, and interest receivable	(18,543)	(19,811)	(226)	9,726	3,035
Income taxes receivable	(20,191)	(8,059)	(2,012)	(23,546)	(6,886)
Other assets	12,939	(5,573)	27,038	1,470	(3,656)
Accounts payable and accrued expenses	(12,215)	23,927	(4,414)	(12,510)	(338)
Inventory	(121,393)	97,681	10,134	—	—
Deferred revenue	5,073	20,537	1,369	(3,102)	(3,842)
Net cash provided by (used in) operating activities	105,969	241,492	(41,485)	(51,774)	17,129
Investing Activities
Issuance of operating loans to franchisees	(17,749)	(34,136)	(22,483)	(28,940)	(68,283)
Payments received on operating loans to franchisees	23,103	50,291	827	2,048	67,556
Purchases of Company-owned stores	(1,087)	(6,587)	(3,491)	(139)	(229)
Proceeds from sale of Company-owned stores	12,866	36,349	279	1,207	1,229
Acquisition of business, net of cash and restricted cash acquired	(1,063,811)	(353,423)	(317,251)	—	—
Divestiture of business, net of cash and restricted cash sold	179,471	—	—	—	—
Capital expenditures	(46,958)	(34,931)	(1,136)	(2,391)	(2,939)
Proceeds from sale of property, plant, and equipment	6	1,224	—	—	—
Net cash (used in) investing activities	(914,159)	(341,213)	(343,255)	(28,215)	(2,666)
Financing Activities
Proceeds from the exercise of stock options	665	520	2,202	—	153
Repurchase of common stock and tax impact of stock compensation	—	—	—	—	(88)
Dividends paid	(67,234)	(29,350)	—	(2,244)	(2,244)
Non-controlling interest distribution	—	(4,716)	—	—	—
Repayment of other long-term obligations	(1,176,581)	(505,486)	(13,054)	(4,235)	(7,502)
Borrowings under revolving credit facility	26,724	184,665	129,260	75,946	123,615
Repayments under revolving credit facility	(84,874)	(235,614)	(25,403)	(3,692)	(123,615)
Issuance of common stock	—	198,004	96,143	—	—
Issuance of preferred stock	79,542	29,482	—	—	—
Tender Offer	—	—	(47,229)	—	—
Payment for debt issue costs	(65,926)	(16,865)	(15,071)	—	—
Prepayment penalty for early debt extinguishment	(36,726)	—	—	—	—
Issuance of debt	2,275,000	586,000	280,000	—	—
Cash paid for taxes on exercises/vesting of stock-based compensation	(856)	(487)	(110)	(83)	(83)
Net cash provided by (used in) financing activities	949,734	206,153	406,738	65,692	(9,764)
Effect of exchange rate changes on cash, net	36	(76)	165	(244)	(238)
Net increase in cash and cash equivalents and restricted cash	141,580	106,356	22,163	(14,541)	4,461
Cash, cash equivalents and restricted cash at beginning of year	151,502	45,146	22,983	18,522	18,522
Cash, cash equivalents and restricted cash at end of year	$293,082	$151,502	$45,146	$3,981	$22,983
See accompanying notes to consolidated financial statements.

		Supplemental Cash Flow Disclosure
	Twelve Months Ended	Twelve Months Ended	Transition Period From 5/1/2019 -	Period From 5/1/2018 -	Twelve Months Ended
(In thousands)	12/25/2021	12/26/2020	12/28/2019	12/29/2018	4/30/2019
Cash paid for taxes, net of refunds	$42,154	$1,858	$1,140	$4,031	$4,031
Cash paid for interest	91,623	49,825	4,180	1,577	2,734
Accrued capital expenditures	3,445	5,025	—	—	—
Non-cash proceeds from divestiture of Liberty Tax	74,073	—	—	—	—
Deferred financing costs from issuance of common stock	—	31,013	—	—	—
Capital expenditures funded by finance lease liabilities	756	—	—	—	—
Tax receivable agreement included in other long-term liabilities	504	16,775	—	—	—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same amounts shown in the consolidated statements of cash flows.

(In thousands)	12/25/2021	12/26/2020
Cash and cash equivalents	$292,714	$148,780
Restricted cash included in other non-current assets	368	—
Cash and cash equivalents for discontinued operations	—	2,722
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$293,082	$151,502

Amounts included in other non-current assets represent those required to be set aside by a contractual agreement with an insurer for the payment of specific workers' compensation claims.

See accompanying notes to consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1) Organization and Significant Accounting Policies

Description of Business. Franchise Group, Inc. (the "Company") is an owner and operator of franchised and franchisable businesses that continually looks to grow its portfolio of brands while utilizing its operating and capital allocation philosophies to generate strong cash flows. The Company has a diversified and growing portfolio of highly recognized brands.

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

Acquisitions. For a complete description of the Company's acquisitions, see "Note 2 - Acquisitions". On March 10, 2021, the Company completed its acquisition of Pet Supplies Plus for an aggregate purchase price of $451.1 million. On September 27, 2021, the Company completed its acquisition of Sylvan Learning ("Sylvan") for an aggregate purchase price of $$82.9 million. On November 22, 2021, the Company completed its acquisition of Badcock Home Furniture & More ("Badcock") for an aggregate purchase price of $545.8 million.

The assets acquired and the liabilities assumed in the acquisitions above are recorded at fair value in accordance with Accounting Standards Codification ("ASC") 805, "Business Combinations." Acquisition-related costs are expensed as incurred. The purchase price is allocated to the various tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values, some of which are preliminary as of December 25, 2021. In the case where there is an excess of aggregate net fair value of assets acquired and liabilities assumed over the fair value of consideration transferred, the purchase price will be recorded as a bargain purchase gain. Determining the fair value of certain assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions, which are inherently uncertain. Many of the estimates and assumptions used to determine fair values, such as those used for intangible assets are made based on forecasted information and discount rates. In addition, the judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company's results of operations.

During the measurement period, which is not to exceed one year from the acquisitions, the Company may record adjustments to the acquired assets and liabilities assumed or the preliminary purchase price, with a corresponding offset to goodwill or bargain purchase gain, to reflect new information obtained about facts and circumstances that existed as of the acquisition dates. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Divestitures. On July 2, 2021, the Company completed the sale of its Liberty Tax business to NextPoint, as described in "Note 3 - Discontinued Operations".
Segment Information. The Company currently operates in six reportable segments: Vitamin Shoppe, Pet Supplies Plus, Badcock, American Freight, Buddy’s, and Sylvan.

The Vitamin Shoppe segment is an omnichannel specialty retailer of vitamins, minerals, herbs, specialty supplements, sports nutrition, and other health and wellness products. The Vitamin Shoppe segment markets approximately 700 nationally recognized brands as well as its own brands, which include The Vitamin Shoppe®, BodyTech®, True Athlete®, plnt®, ProBioCare®, Fitfactor Weight Management System® and Vthrive The Vitamin Shoppe®, and is headquartered in Secaucus, New Jersey.

The Pet Supplies Plus segment is a leading omnichannel retail chain and franchisor and retailer of pet supplies and services. Pet Supplies Plus has a diversified revenue model comprised of Company-owned store revenue, franchise royalties and revenue generated from wholesale distribution to franchisees. The Pet Supplies Plus segment consists of the Company's operations under the "Pet Supplies Plus" brand and is headquartered in Livonia, Michigan.

The Badcock segment is a specialty retailer of furniture, appliances, bedding, electronics, home office equipment, accessories and seasonal items in a showroom format. Additionally, Badcock offers multiple and flexible payment solutions and credit options through its consumer financing services. We expect Badcock to shift its consumer financing business to third-

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
party vendors in the future. The Badcock segment operates under the brand "Badcock Home Furniture & More" and is headquartered in Mulberry, Florida.

The American Freight segment is a retail chain offering in-store and online access to furniture, mattresses, new and out-of-box home appliances and home accessories and seasonal items in a showroom format. The American Freight segment consists of our operations under the "American Freight" banner and is headquartered in Delaware, Ohio.

The Buddy's segment is a specialty retailer of high quality, name brand consumer electronics, residential furniture, appliances and household accessories through rent-to-own agreements. The Buddy's segment consists of the Company's operations under the "Buddy's" brand and is headquartered in Orlando, Florida.

The Sylvan segment is an established and growing franchisor of supplemental education for Pre-K-12 students and families in the United States and Canada. The Sylvan segment consists of the Company's operations under the "Sylvan" brand and is headquartered in Hunt Valley, Maryland.
Principles of Consolidation. The audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP"). The Company consolidates any entities in which it has a controlling interest, the usual condition of which is ownership of a majority voting interest. Prior to April 1, 2020, the Company reported a non-controlling interest representing the economic interest in New Holdco held by the Buddy’s Members. As of April 1, 2020, the Company redeemed all outstanding New Holdco units for shares of common stock of the Company and now has a 100% interest in New Holdco. Refer to "Note 10 - Stockholders Equity" for more information on the non-controlling interest.
The Company does not possess any ownership interests in franchisee entities; however, the Company may provide financial support to franchisee entities. Because the Company's franchise arrangements provide franchisee entities the power to direct the activities that most significantly impact their economic performance, the Company does not consider itself the primary beneficiary of any such entity that meets the definition of a variable interest entity ("VIE"). The primary beneficiary is the entity that possesses the power to direct the activities of the VIE that most significantly impact its economic performance and has the obligation to absorb losses or the right to receive benefits from the VIE that are significant to it. Based on the results of management's analysis of potential VIEs, the Company has not consolidated any franchisee entities. The Company's maximum exposure to loss resulting from involvement with potential VIEs is attributable to accounts and notes receivables and future lease payments due from franchisees. When the Company does not have a controlling interest in an entity but has the ability to exert significant influence over the entity, the Company applies the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation.
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
Cash and Cash Equivalents. The Company considers all highly liquid instruments with maturities of three months or less at the time of purchase, as well as credit card receivables for sales to customers in its Company-operated stores that generally settle within two to five business days, to be cash equivalents. The Company maintains cash and cash equivalent balances with financial institutions that exceed federally-insured limits. The Company has not experienced any losses related to these balances, and the Company believes credit risk to be minimal.
Inventories. Inventory for the Vitamin Shoppe segment is recorded at the lower of cost or market value using the weighted-average cost method. Inventory includes costs directly incurred in bringing the product to its existing condition and location. In addition, the cost of inventory is reduced by purchase discounts and other allowances received from vendors. A markdown reserve is estimated based on a variety of factors, including, but not limited to, the amount of inventory on hand and its remaining shelf life, current and expected market conditions and product expiration dates. In addition, the Company has established a reserve for estimated inventory shrinkage based on the actual, historical shrinkage of its most recent physical

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
inventories adjusted, if necessary, for current economic conditions and business trends. Physical inventories and cycle counts are taken on a regular basis. These adjustments are estimates, which could vary significantly from actual results if future economic conditions, customer demand or competition differ from management expectations.
Inventory for the Pet Supplies Plus segment is recorded at the lower of cost, determined on the average cost method or net realizable value for store inventories. Pet Supplies Plus includes freight and labor costs on products purchased from its distribution center in cost of products sold. Wholesale inventories are valued at the lower of cost (including freight), determined on the average cost method or net realizable value. Volume-based vendor allowances, rebates, and credits that relate to the Company's store merchandising activities are applied to product cost and recognized in cost of goods sold as the related product is sold.

Inventory for the Badcock segment is comprised of finished goods and is valued at the lower of cost or market value, with cost determined by the first-in, first-out method. Inventory includes the purchase price of the inventory plus costs of freight for moving merchandise from vendors to distribution centers as well as from distribution centers to stores. An obsolescence reserve is estimated based on the amount of inventory on hand, its age, and its condition. Estimates are compared to the actual results of the physical inventory counts as they are taken and adjust the shrink estimates accordingly.

Inventory for American Freight is comprised of finished goods and is valued at the lower of cost or market, with cost determined by the first-in, first-out method. The Company writes down inventory, the impact of which is reflected in cost of sales in the consolidated statements of operations, if the cost of specific inventory items on hand exceeds the amount the Company expects to be realized from the ultimate sale or disposal of the inventory. These estimates are based on management’s judgment regarding future demand and market conditions and analysis of historical experience. Inventory includes the purchase price of the inventory plus costs of freight for moving merchandise from vendors to distribution centers as well as from distribution centers to stores. A provision for estimated shrinkage is maintained based on the actual historical results of physical inventories. Estimates are compared to the actual results of the physical inventory counts as they are taken and adjust the shrink estimates accordingly.
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
Receivables and Allowance for Doubtful Accounts. Notes receivable are due from the Company's franchisees and are collateralized by the underlying franchise. The debtors' ability to repay the notes is dependent upon both the performance of the franchisee's industry as a whole and the individual franchise. The adequacy of the allowance for doubtful accounts is assessed on a quarterly basis and adjusted as deemed necessary. Management believes the recorded allowance is adequate based upon its consideration of the estimated value of the franchises, which collateralize the receivables. Any adverse change in the individual franchisees' areas could affect the Company's estimate of the allowance.

Goodwill and Non-amortizing Intangible Assets. Goodwill and non-amortizing intangible assets (Tradenames), including the segments' tradenames, are not amortized, but rather tested for impairment at least annually. In addition, goodwill and non-amortizing intangible assets will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company performs a qualitative and/or quantitative assessment to determine whether it is more likely than not that each reporting unit's fair value is less than its carrying value, including goodwill. If the Company determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, the Company then estimates the fair value. The Company uses either a market multiple method or a discounted cash flow method to estimate the fair value of its reporting units and recognizes goodwill impairment for any excess of the carrying amount of a reporting unit’s goodwill over its estimated fair value. The Company evaluates the segments' tradenames for impairment by comparing the fair value, based on an income approach using the relief-from-royalty method, to the carrying value. If the carrying value of the asset exceeds its estimated fair value, an impairment loss is recognized in an amount equal to that excess. The Company's reporting units are determined in accordance with the provisions of ASC 350, “Intangibles - Goodwill and Other.” The Company performs its annual impairment testing of goodwill and non-amortizing intangible assets on the last day of the first month of the Company's third quarter. Refer to “Note 6 - Goodwill and Intangible Assets” for additional information on these balances.

Intangible Assets and Asset Impairment. Components of intangible assets consist of customer contracts, franchise and dealer agreements, and proprietary content. Amortization of intangible assets is calculated using the straight-line method over the estimated useful lives of the assets. Amortization of intangible assets is generally two to ten years. Purchased intangible

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. Recognition and measurement of a potential impairment is performed for these assets at the lowest level where cash flows are individually identifiable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary.

Property, Plant, and Equipment. Property, plant, and equipment are stated at cost less accumulated depreciation and amortization. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, generally seven years for land and land improvements, twenty to thirty years for buildings, and seven, fifteen, or thirty-nine years for building improvements. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the assets. Furniture, fixtures, and equipment are amortized five to ten years, which includes machinery (amortized for seven years) and computer equipment (amortized three to five years). Certain allowable costs of software acquired, developed, or obtained for internal use are capitalized and typically amortized over the estimated useful life of the software. Software also includes educational materials, which is amortized two to five years.

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

Employee Compensation and Benefits. The Company records the cost of its employee compensation and benefits as compensation expense in SG&A within its consolidated statements of operations. For the year ended December 25, 2021, total employee compensation and expense was $494.9 million. Accrued compensation and benefits is recorded within accounts payable and accrued expenses within the consolidated balance sheet and totaled $63.4 million as of December 25, 2021.

Stock-Based Compensation. The Company records the cost of its employee stock-based compensation as compensation expense in its consolidated statements of operations. Compensation costs related to stock options are based on the grant-date fair value of awards using the Black-Scholes-Merton option pricing model and considering forfeitures. Compensation costs related to restricted stock units are based on the grant-date fair value and are amortized on a straight-line basis over the vesting period. The Company recognizes compensation costs for an award that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. Compensation costs related to market-based restricted stock units are based on the grant-date fair value of the awards using a Monte Carlo simulation valuation model to calculate grant date fair value. Compensation expense is recognized over the requisite service period using the proportionate amount of the award’s fair value that has been earned through service to date.

Revenue Recognition. The following is a description of the principal activities from which the Company generates its revenues. For more detailed information regarding reportable segments, see "Note 7 - Revenue."

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

•Service and other revenues: These may include the following:
◦Franchise fees;
◦Royalties and advertising fees;
◦Financing revenue;
◦Warranty and damage revenue;

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
◦Interest income;
◦Services and extended-service plans; and
◦Other miscellaneous income.

Commissions earned on services and financing revenue are presented net of related costs because the Company is acting as an agent in arranging the services for the customer and does not control the services being rendered. The Company recognizes revenue on the commissions on extended-service plans when it transfers control of the related goods to the customer. The Company recognizes franchise fee revenue for the sales of individual territories on a straight-line basis over the initial contract term and renewal periods when the obligations of the Company to prepare the franchisee for operation are substantially complete, not to exceed the estimated amount of cash to be received. Royalties and advertising fees are recognized as franchisees generate sales.

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

Leases. The Company's lease portfolio primarily consists of leases for its retail store locations, office space and distribution centers, as well as in the operation of certain of our dealer-owned stores. The Company also leases tractors and trucks used in its Badcock segment, local delivery trucks used in its American Freight segment, and leases certain office equipment under finance leases. The finance lease right of use assets are included in property, plant, and equipment ("PP&E") and the finance lease liabilities are included in current installments of long-term obligations. The Company determines if an arrangement is a lease at inception by evaluating whether the arrangement conveys the right to use an identified asset and whether the Company obtains substantially all of the economic benefits from and has the ability to direct the use of the asset. Operating leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets, and the Company recognizes rent expense for these leases on a straight-line basis over the lease term. For leases with an initial term in excess of 12 months, lease right-of-use assets and lease liabilities are recognized based on the present value of the future lease payments over the committed lease term at the lease commencement date. The Company’s leases do not provide an implicit rate; therefore, the Company uses its incremental borrowing rate and the information available at the lease commencement date in determining the present value of future lease payments. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. Most leases include one or more options to renew and the exercise of renewal options is at the Company’s sole discretion. The Company does not include renewal options in its determination of the lease term unless the renewals are deemed to be reasonably certain at lease commencement. For leases where the Company is a lessor, rent income and related operating lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company uses the long-lived assets impairment guidance in ASC 360-10, “Property, Plant, and Equipment - Overall,” to determine whether a right-of-use asset is impaired, and if so, the amount of the impairment loss to recognize.

The Company subleases some of its real estate leases. Our lessor and sublease portfolio primarily consists of stores within our Badcock segment that have been leased to dealers. For these leases, which are all classified as operating leases, we account for the lease and non-lease components as one lease component, as discussed above. For operating leases, lease costs are recorded within selling, general, and administrative expenses ("SG&A") within the consolidated statements of operations as follows: (1) rental expense related to leases for Company-owned stores (2) rental expense for leased properties that are subsequently subleased to dealers, and (3) rental income from sublease agreements with dealers. For finance leases where the Company is the lessee, lease cost includes the amortization of the right-of-use ("ROU") asset, which is amortized on a straight-line basis and recorded to "SG&A" and interest expense on the finance lease liabilities is recorded to "Interest expense, net." Finance lease ROU assets are amortized over the shorter of their estimated useful lives or the terms of the respective leases.

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

Fair Value of Financial Instruments. As required, financial assets and liabilities are classified in the fair value hierarchy in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The carrying value of Cash and cash equivalents, restricted cash, accounts receivable and accounts payable as reported in the accompanying unaudited consolidated balance sheets approximate fair value due to their short-term maturities. The carrying amount of Long-term debt approximates fair value because the interest rate paid has a variable component. The fair value for the Company's Investment in equity securities for which it does not have the ability to exercise significant influence is based on quoted prices in active markets.

Deferred Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities, which are recorded within "Other non-current assets" and "Other non-current liabilities" within the consolidated balance sheets, are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has elected to classify interest charged on a tax settlement in interest expense, and accrued penalties, if any, in selling, general, and administrative expenses.

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

Reclassifications. Certain prior year amounts have been reclassified to conform to the current year presentation. The Company reclassified "Intangible assets, net" to segregate "Tradenames" in the consolidated balance sheet statement due to significance. There was no impact on total assets.

Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, "Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which changes how companies will measure credit losses for most financial assets and certain other instruments that aren't measured at fair value through net income. The standard replaces the "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost (which generally will result in the earlier recognition of allowances for losses) and requires companies to record allowances for available-for-sale debt securities, rather than reduce the carrying amount. In addition, companies will have to disclose significantly more information, including information used to track credit quality by year of origination, for most financing receivables. The ASU should be applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the standard is effective. The ASU is effective for the Company for the 2023 fiscal year. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This standard eliminates Step 2 from the goodwill impairment test. Instead, an entity should compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The ASU is effective for the Company for the 2023 fiscal year. The Company is currently evaluating the impact of the adoption of this standard to its consolidated financial statements.

The London Interbank Offered Rate (“LIBOR”) is scheduled to be discontinued on June 30, 2023. In an effort to address the various challenges created by such discontinuance, the FASB issued an amendment to existing guidance, ASU No. 2020-04, "Reference Rate Reform." The amended guidance is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, borrowings) necessitated by

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
the reference rate reform. It also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by the reference rate reform. Application of the guidance in the amendment is optional, is only available in certain situations, and is only available for companies to apply until December 31, 2022. The Company expects to adopt the guidance and begin transitioning from LIBOR to alternative reference rates in the first quarter of fiscal 2023. The Company does not expect adoption and transition to alternative reference rates to have a material impact on its consolidated financial statements.

Effective as of May 1, 2019, the Company has adopted ASU No. 2016-02, "Leases (Topic 842)". The guidance in ASU 2016-02 (as subsequently amended by ASU 2018-01, ASU 2018-10, ASU 2018-11 and ASU 2018-20) requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The Company has adopted utilizing the transition election to not restate comparative periods for the impact of adopting the standard and recognizing the cumulative impact of adoption in the opening balance of retained earnings.

(2) Acquisitions
The Company continually looks to diversify and grow its portfolio of brands through acquisitions. On March 10, 2021, the Company completed its acquisition of Pet Supplies Plus, on September 27, 2021, the Company completed its acquisition of Sylvan Learning ("Sylvan"), and on November 22, 2021, the Company completed its acquisition of Badcock. For a complete description of the Company's accounting policy regarding acquisitions, see "Note 1 – Organization and Significant Accounting Policies".

Badcock Acquisition

On November 22, 2021, the Company completed its acquisition (the "Badcock Acquisition") of Badcock Home Furniture and More. The preliminary fair value of the consideration transferred at the acquisition date was $545.8 million. As of December 25, 2021, $5.9 million of acquisition fees had been incurred that are recorded in selling, general and administrative expenses.

The table below summarizes the preliminary estimates of the fair values of the identifiable assets acquired and liabilities assumed in the Badcock Acquisition on November 22, 2021. The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in an adjustment to the preliminary values or bargain purchase gain presented below. As of February 23, 2022, the fair value of certain working capital accounts, leases and PP&E are preliminary estimates and are subject to revisions. The Company expects to complete the purchase price allocation as soon as reasonably possible but not to exceed one year from the date of completion of the Badcock Acquisition.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(In thousands)	Preliminary November 22, 2021
Cash and cash equivalents	$23,413
Inventories	130,045
Accounts receivable	411,268
Other current assets	5,023
Property, plant, and equipment	233,938
Operating lease right-of-use assets	51,669
Other non-current assets	2,506
Total assets	857,862
Current operating lease liabilities	12,070
Accounts payable and accrued expenses	71,436
Other current liabilities	18,942
Current installments of long-term obligations	5,261
Long-term obligations, excluding current installments	7,247
Non-current operating lease liabilities	39,599
Other long-term liabilities	25,424
Total liabilities	179,979

Bargain purchase gain	(132,043)

Consideration transferred	$545,840

Operating lease right-of-use assets and lease liabilities of $51.7 million, consist of leases for retail store locations, warehouses and office equipment.

Property, plant and equipment consists of fixtures and equipment of $93.0 million, buildings and building improvements of $93.1 million, land and land improvements of $33.4 million, leasehold improvements of $23.7 million, and construction in progress of $1.4 million.

As a result of the Badcock Acquisition, the excess of the aggregate net fair value of assets acquired and liabilities assumed over the fair value of consideration transferred as the purchase price has been recorded as a bargain purchase gain of $132.0 million. The gain is recorded in "Bargain purchase gain" in the consolidated statements of operations. The Company believes the seller in the Badcock Acquisition was willing to accept a bargain purchase price in return for the Company's ability to act more quickly, partially due to the Company's access to capital to complete the transaction, and with greater certainty than any other prospective acquirer. Additionally, the Company believes the seller was motivated to complete the transaction as part of an overall repositioning of its business. Upon completion of this reassessment, the Company concluded that recording a bargain purchase gain with respect to the Badcock Acquisition was appropriate and required under GAAP. The tax impact related to the bargain purchase gain was non-taxable and impacted the Company's effective tax rate for the period.

Sylvan Acquisition

On September 27, 2021, the Company completed its acquisition of Sylvan (the "Sylvan Acquisition"). The preliminary fair value of the consideration transferred at the acquisition date was $82.9 million. As of December 25, 2021, $1.8 million of acquisition fees had been incurred that are recorded in selling, general and administrative expenses.

The table below summarizes the preliminary estimates of the fair values of the identifiable assets acquired and liabilities assumed in the Sylvan Acquisition on September 27, 2021. The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in an adjustment to the preliminary values presented below. The Company expects to complete the purchase price allocation as soon as reasonably possible but not to exceed one year from the date of completion of the Sylvan Acquisition.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(In thousands)	Preliminary September 27, 2021
Cash and cash equivalents	$4,364
Other current assets	3,592
Property, plant, and equipment	26,324
Goodwill	19,456
Tradenames	24,987
Operating lease right-of-use assets	2,874
Other intangible assets	19,412
Other non-current assets	185
Total assets	101,194
Current operating lease liabilities	891
Accounts payable and accrued expenses	6,072
Non-current operating lease liabilities	1,984
Other long-term liabilities	9,320
Total liabilities	18,267
Consideration transferred	$82,927

Other intangible assets consists of the franchise agreements of $18.3 million and proprietary content of $1.1 million.

Property, plant and equipment consists of fixtures and equipment of $0.3 million, leasehold improvements of $0.7 million, and software and electronic content of $25.3 million.

Pet Supplies Plus Acquisition

On March 10, 2021, the Company completed its acquisition of Pet Supplies Plus (the "Pet Supplies Plus Acquisition"). The preliminary fair value of the consideration transferred at the acquisition date was $451.1 million. As of December 25, 2021, $5.5 million of acquisition fees had been incurred that are recorded in selling, general and administrative expenses.

The table below summarizes the preliminary estimates of the fair values of the identifiable assets acquired and liabilities assumed in the Pet Supplies Plus Acquisition on March 10, 2021. The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in an adjustment to the preliminary values presented below. Subsequent to the acquisition, the preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed were adjusted, which resulted in an increase in goodwill of $0.2 million. The increase was primarily due to $0.3 million of accrued taxes and $1.3 million of net working capital true-up netted with an increase of tenant improvement allowances of $1.7 million. The Company expects to complete the purchase price allocation as soon as reasonably possible but not to exceed one year from the date of completion of the Pet Supplies Plus Acquisition.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(In thousands)	Preliminary March 10, 2021
Cash and cash equivalents	$2,131
Other current assets	39,844
Inventories	118,600
Property, plant, and equipment	75,616
Goodwill	335,876
Operating lease right-of-use assets	151,243
Tradenames	104,400
Other intangible assets	101,400
Other non-current assets	6,393
Total assets	935,503
Current operating lease liabilities	25,405
Accounts payable and accrued expenses	82,237
Other current liabilities	1,725
Current installments of long-term obligations	3,507
Long-term obligations, excluding current installments	247,458
Non-current operating lease liabilities	114,292
Other long-term liabilities	9,761
Total liabilities	484,385
Consideration transferred	$451,118

Other intangible assets consists of franchise agreements of $67.1 million and customer relationships of $34.3 million.

Operating lease right-of-use assets and lease liabilities consist of leases for retail store locations, warehouses and office equipment. Operating lease right-of-use assets incorporates a favorable adjustment of $12.4 million, net for favorable and unfavorable Pet Supplies Plus real estate leases (as compared to prevailing market rates) which will be amortized over the remaining lease terms.

Property, plant, and equipment consists of fixtures and equipment of $37.0 million, leasehold improvements of $33.5 million, construction in progress of $3.5 million and financing leases of $1.7 million.

Other non-current assets includes $0.4 million of restricted cash.

Furniture Factory Outlet Acquisition

On December 27, 2020, the Company completed the acquisition (the "FFO Home Acquisition") of FFO Home, a regional retailer of furniture and mattresses, for an all cash purchase price of $13.8 million. In the twelve months ended December 25, 2021, the preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed were adjusted, which resulted in a decrease in goodwill of $0.3 million and a corresponding $0.3 million increase of property, plant, and equipment. The Company acquired 31 operating locations which were rebranded as American Freight stores and included in its American Freight segment. As of December 25, 2021, $0.4 million of acquisition fees had been incurred that are recorded in selling, general and administrative expenses.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(In thousands)	Preliminary December 27, 2020
Cash and cash equivalents	$6
Other current assets	96
Inventories	6,450
Property, plant, and equipment	3,280
Goodwill	2,947
Operating lease right-of-use assets	26,571
Total assets	39,350
Current operating lease liabilities	2,587
Other current liabilities	299
Non-current operating lease liabilities	22,624
Total liabilities	25,510
Consideration transferred	$13,840

Operating lease right-of-use assets and lease liabilities consist of leases for retail store locations. Operating lease right-of-use assets incorporates a favorable adjustment of $1.4 million, net for favorable and unfavorable FFO Home leases (as compared to prevailing market rates) which will be amortized over the remaining lease terms.

The property, plant, and equipment consists of leasehold improvements of $2.5 million and fixtures and equipment of $0.8 million.

Pro forma financial information

The following unaudited consolidated pro forma summary has been prepared by adjusting the Company's historical data to give effect to the Badcock Acquisition, the Sylvan Acquisition, the Pet Supplies Plus Acquisition, the FFO Home Acquisition, the American Freight Acquisition, the Vitamin Shoppe Acquisition, the Sears Outlet Acquisition, the Buddy's Acquisition, the A-Team Leasing Acquisition and the Buddy's Partners Acquisition as if they had occurred on May 1, 2018.

	(Unaudited)
(In thousands)	Fiscal Year Ended 12/25/2021	Fiscal Year Ended 12/26/2020
Revenue	$4,282,329	$3,849,583
Net income (loss) from continuing operations	184,574	92,954
Basic net income per share - continuing operations	4.59	2.69
Diluted net income per share - continuing operations	4.51	2.66

These unaudited pro forma results include adjustments such as inventory step-up, amortization of acquired intangible assets, depreciation of acquired property, plant, and equipment and interest expense on debt financing in connection with the Acquisitions. Material, nonrecurring pro forma adjustments directly attributable to the Acquisitions include the following. Acquired inventory step-up to its fair value of $7.1 million was removed from net income for the year ended December 25, 2021 and recognized as an incremental product cost in the year ended December 26, 2020, and acquisition related costs of $11.3 million were removed from net income for the year ended December 25, 2021 and recognized as an expense in the year ended December 26, 2020.

The unaudited consolidated pro forma financial information was prepared in accordance with accounting standards and is not necessarily indicative of the results of operations that would have occurred if the Acquisitions had been completed on the dates indicated, nor is it indicative of the future operating results of the Company.

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

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(3) Discontinued Operations

On February 21, 2021, the Company and NextPoint entered into the Purchase Agreement to sell its Liberty Tax business to NextPoint. In connection with the Purchase Agreement, the parties entered into a transition services agreement pursuant to which both parties agreed to provide certain transition services to each other for a period not to exceed twelve months. On July 2, 2021, the Company completed the transaction and received total consideration of approximately $255.3 million, consisting of approximately $181.2 million in cash and approximately $74.1 million in proportionate voting shares of NextPoint recorded as an investment in equity securities in "Investment in equity securities" on the Consolidated Balance Sheet. The transaction resulted in a gain on the sale of $188.1 million recorded in "Income (loss) from discontinued operations, net of tax" on the Consolidated Statement of Operations. The total unrealized loss on the investment in NextPoint was $31.8 million, recorded in "Other" on the consolidated statement of operations. During the three months ended December 25, 2021, a correction to the calculation of the share-based component of the purchase price resulted in an additional $14.3 million recognized on the gain on the sale of the Liberty Tax business. As part of the divestiture, the Company incurred transaction costs of approximately $7.1 million which were paid using shares of NextPoint. As a result of the transaction, the financial position and results of operations of the Liberty Tax business are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented.

The following is a summary of the major categories of assets and liabilities for the Liberty Tax business. The balances for all periods prior to the sale are included in assets and liabilities held for sale in the Consolidated Balance Sheet.

(In thousands)	December 25, 2021	December 26, 2020
Assets
Current assets:
Cash and cash equivalents	$—	$2,722
Current receivables, net	—	33,525
Other current assets	—	6,776
Total current assets held for sale	—	43,023
Property, plant, and equipment, net	—	7,634
Non-current receivables, net	—	3,889
Goodwill	—	8,719
Intangible assets, net	—	24,804
Operating lease right-of-use assets	—	8,771
Other non-current assets	—	1,299
Total assets held for sale	$—	$98,139
Liabilities
Current liabilities:
Current installments of long-term obligations	$—	$1,335
Current operating lease liabilities	—	4,658
Accounts payable and accrued expenses	—	20,200
Other current liabilities	—	14,383
Total current liabilities held for sale	—	40,576
Long-term obligations, excluding current installments	—	1,711
Non-current operating lease liabilities	—	4,738
Other non-current liabilities	—	2,330
Total liabilities held for sale	$—	$49,355

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following is a Consolidated Statement of Operations for the Liberty Tax business. The amounts for all periods are included in "Income (loss) from discontinued operations, net of tax" in the Consolidated Statements of Operations.

	Twelve Months Ended	Twelve Months Ended	Transition Period 5/1/2019-	Period from 5/1/2018-	Twelve Months Ended
(In thousands)	12/25/2021	12/26/2020	12/28/2019	12/29/2018	4/30/2019
Revenue	$107,486	$122,777	$14,984	$16,647	$132,546
Selling, general, and administrative expenses	66,042	99,166	77,562	77,612	133,405
Income from operations	41,444	23,611	(62,578)	(60,965)	(859)
Other expense:
Other	188,256	107	37	(12)	(113)
Interest expense, net	(3)	(4,977)	(2,351)	(1,802)	(3,023)
Income before income taxes	229,697	18,741	(64,892)	(62,779)	(3,995)
Income tax expense	57,875	2,531	(1,868)	(19,726)	(1,839)
Net Income	171,822	16,210	(63,024)	(43,053)	(2,156)
Less: Net (income) attributable to non-controlling interest	—	(11,791)	17,211	—	—
Net income attributable to discontinued operations	$171,822	$4,419	$(45,813)	$(43,053)	$(2,156)

The Company applied the "Intraperiod Tax Allocation" rules under ASC 740 "Income Taxes", which requires the allocation of an entity's total income tax provision among continuing operations and, in the Company's case, discontinued operations.

The following is the operating and investing activities for the Liberty Tax business. These amounts are included in the Company's Consolidated Statements of Cash Flows.

	Twelve Months Ended	Twelve Months Ended	Transition Period 5/1/2019-	Period from 5/1/2018-	Twelve Months Ended
(In thousands)	12/25/2021	12/26/2020	12/28/2019	12/29/2018	4/30/2019
Cash flows provided by operating activities from discontinued operations	$39,334	$52,185	$(21,477)	$(51,774)	$17,129
Cash flows provided by investing activities from discontinued operations	173,633	6,259	(26,004)	(28,215)	(2,666)

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(4) Notes and Accounts Receivable

Current and non-current receivables, as of December 25, 2021 and December 26, 2020 are presented in the consolidated balance sheets as follows:

(In thousands)	12/25/2021	12/26/2020
Accounts receivable	$86,087	$38,444
Notes receivable	1,681	15,440
Interest receivable	54	84
Income tax receivable	32,448	13,650
Allowance for doubtful accounts	(1,572)	(283)
Current receivables, net	118,698	67,335
Notes receivable - non-current	12,183	12,800
Allowance for doubtful accounts - non-current	(428)	—
Non-current receivables, net	11,755	12,800
Total receivables	$130,453	$80,135

Notes receivable are due from the Company's franchisees and are collateralized by the underlying franchise. The debtors' ability to repay the notes is dependent upon both the performance of the franchisee's industry as a whole and the individual franchise.

Allowance for Doubtful Accounts

The adequacy of the allowance for doubtful accounts is assessed on a quarterly basis and adjusted as deemed necessary. Management believes the recorded allowance is adequate based upon its consideration of the estimated value of the franchises, which collateralize the receivables. Any adverse change in the individual franchisees' areas could affect the Company's estimate of the allowance.

Activity in the allowance for doubtful accounts for the years ended December 25, 2021 and December 26, 2020 was as follows:

(In thousands)	12/25/2021	12/26/2020
Balance at beginning of year	$283	$—
Provision for doubtful accounts	1,720	283
Payments received against previous write-offs	(2)	—
Write-offs and reduction from repurchases of franchises	(1)	—
Balance at end of year	$2,000	$283

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Analysis of Past Due Receivables

The breakdown of accounts and notes receivable past due at December 25, 2021 and December 26, 2020 was as follows:

	12/25/2021
(In thousands)	Past due	Current	Interest receivable	Total receivables
Accounts receivable	$7,966	$78,121	$—	$86,087
Notes and interest receivable	452	13,412	54	13,918
Total accounts, notes, and interest receivable	$8,418	$91,533	$54	$100,005

	12/26/2020
(In thousands)	Past due	Current	Interest receivable	Total receivables
Accounts receivable	$505	$37,939	$—	$38,444
Notes and interest receivable	—	28,240	84	28,324
Total accounts, notes, and interest receivable	$505	$66,179	$84	$66,768

Secured Borrowing Accounting

On December 20, 2021, Badcock entered into a Master Receivables Purchase Agreement (“Receivables Purchase Agreement”) with B. Riley Receivables, LLC (the "Purchaser") and consummated the sale to the Purchaser of the existing consumer credit receivables portfolio of Badcock as of December 15, 2021 for a purchase price of $400.0 million in cash. In connection with the Receivables Purchase Agreement, Badcock entered into a Servicing Agreement (the “Servicing Agreement”) with the Purchaser pursuant to which Badcock will provide to the Purchaser certain customary servicing and account management services in respect of the receivables purchased by the Purchaser under the Receivables Purchase Agreement.

As a result of the transaction, the Company's Badcock segment sold beneficial interests in revolving lines of credit that it originated. The sales are accounted for as secured borrowings on our Consolidated Balance Sheets with both assets and non-recourse liabilities because the sales do not qualify as a sale under ASC 860 - "Transfers and Servicing," although the underlying receivables are deemed to be legally sold. The income earned on the securitized revolving lines of credit is recorded as interest income in "service and other revenues" and the accretion of the securitized debt recorded in "Interest expense, net" on the consolidated statements of operations.

Current securitized receivables, net includes $476.1 million of securitized receivables and an amortized discount of $106.5 million. Non-current securitized receivables, net includes $60.9 million of securitized receivables and an amortized discount of $13.6 million.

(5) Property, Plant, and Equipment, Net
Property, plant, and equipment at December 25, 2021, and December 26, 2020 was as follows:

(In thousands)	12/25/2021	12/26/2020
Land and land improvements	$36,306	$—
Buildings and building improvements	176,188	—
Leasehold improvements	115,539	67,114
Furniture, fixtures, and equipment	117,973	66,885
Software	97,427	44,250
Construction in progress	4,388	3,578
Finance lease asset	6,148	1,913
Property, plant, and equipment, gross	553,969	183,740
Less accumulated depreciation and amortization	104,083	47,868
Property, plant, and equipment, net	$449,886	$135,872

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Total depreciation and amortization expense on property, plant, and equipment was $56.0 million, $47.6 million, $2.1 million and $0.0 million for the years ended December 25, 2021, December 26, 2020, the Transition Period, and the year ended April 30, 2019, respectively.
(6) Goodwill and Intangible Assets
Changes in the carrying amount of goodwill for the years ended December 25, 2021 and December 26, 2020 were as follows:

(In thousands)	Vitamin Shoppe	Pet Supplies Plus	American Freight	Buddy's	Sylvan	Total
Balance as of December 28, 2019	$4,951	$—	$31,028	$88,542	$—	$124,521
Acquisitions	—	—	336,854	—	—	336,854
Disposals and purchase accounting adjustments	(3,674)	—	—	(9,443)	—	(13,117)
Balance as of December 26, 2020	$1,277	$—	$367,882	$79,099	$—	$448,258
Acquisitions	—	335,875	3,293	—	19,456	358,624
Disposals and purchase accounting adjustments	—	—	(346)	—	—	(346)
Balance as of December 25, 2021	$1,277	$335,875	$370,829	$79,099	$19,456	$806,536
The Company performed its annual impairment test of goodwill as of July 25, 2021. No impairment has been recorded for any of the reporting units.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Components of intangible assets as of December 25, 2021 and December 26, 2020, were as follows:

(In thousands)	12/25/2021
Tradenames	Vitamin Shoppe	Pet Supplies Plus	Badcock	American Freight	Buddy's	Sylvan	Total
Gross carrying amount	$12,000	$104,400	$—	$70,200	$11,100	$24,987	$222,687
Accumulated Amortization	—	—	—	—	—	—	—
Net carrying amount	12,000	104,400	—	70,200	11,100	24,987	222,687
Customer contracts
Gross carrying amount	—	34,300	—	—	8,114	—	42,414
Accumulated Amortization	—	(1,856)	—	—	(3,359)	—	(5,215)
Net carrying amount	—	32,444	—	—	4,755	—	37,199
Franchise and dealer agreements
Gross carrying amount	—	67,100	—	—	10,500	18,265	95,865
Accumulated Amortization	—	(3,576)	—	—	(2,596)	(399)	(6,571)
Net carrying amount	—	63,524	—	—	7,904	17,866	89,294
Other intangible assets
Gross carrying amount	—	—	—	44	566	1,226	1,836
Accumulated Amortization	—	—	—	(3)	(319)	(56)	(378)
Net carrying amount	—	—	—	41	247	1,170	1,458
Total intangible assets	$12,000	$200,368	$—	$70,241	$24,006	$44,023	$350,638

(In thousands)	12/26/2020
Tradenames	Vitamin Shoppe	American Freight	Buddy's	Total
Gross carrying amount	$12,000	$70,200	$11,100	$93,300
Accumulated Amortization	—	—	—	—
Net carrying amount	12,000	70,200	11,100	93,300
Customer contracts
Gross carrying amount	—	—	8,780	$8,780
Accumulated Amortization	—	—	(2,159)	(2,159.00)
Net carrying amount	—	—	6,621	6,621
Franchise and dealer agreements
Gross carrying amount	—	—	10,500	$10,500
Accumulated Amortization	—	—	(1,545)	(1,545.00)
Net carrying amount	—	—	8,955	8,955
Other intangible assets
Gross carrying amount	—	—	1,478	$1,478
Accumulated Amortization	—	—	(462)	(462.00)
Net carrying amount	—	—	1,016	1,016
Total intangible assets	$12,000	$70,200	$27,692	$109,892
The Company's tradenames have an indefinite life and their annual impairment test was performed as of July 25, 2021. No impairment has been recorded for any of the reporting units. The Company also reviews amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company did not record impairment expense related to the amortizable intangible assets during the years ended December 25, 2021, December 26, 2020, the Transition Period, or year ended April 30, 2019.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 25, 2021, December 26, 2020, the Transition Period, and year ended April 30, 2019, amortization expense was $8.7 million, $4.6 million, $1.8 million, and $0.0 million respectively. Annual amortization expense for the next five years is estimated to be as follows:

(In thousands)	Estimate for Fiscal Year
2022	$10,786
2023	10,750
2024	10,623
2025	9,952
2026	9,206
Thereafter	76,634
Total estimated amortization expense	$127,951

(7) Revenue
For details regarding the principal activities from which the Company generates its revenue, see "Note 1 - Organization and Significant Accounting Policies". For more detailed information regarding reportable segments, see "Note 15 - Segments."

The following represents the disaggregated revenue by reportable segments for the years ended December 25, 2021, December 26, 2020, the Transition Period, the period May 1, 2018 through December 29, 2018, and year ended April 30 2019. All revenue for periods prior to the Transition Period was from discontinued operations, see "Note 3. Discontinued Operations".

	Fiscal Year Ended 12/25/2021
(In thousands)	Vitamin Shoppe	Pet Supplies Plus †	Badcock †	American Freight	Buddy's	Sylvan †	Consolidated
Retail sales	$1,172,462	$517,508	$67,353	$894,905	$3,913	$8	$2,656,149
Wholesale sales	—	355,377	—	945	—	—	356,322
Total product revenue	1,172,462	872,885	67,353	895,850	3,913	8	3,012,471
Franchise fees	1	623	—	—	84	89	797
Royalties and advertising fees	262	19,538	—	1,287	14,390	8,217	43,694
Financing revenue	—	—	—	41,623	—	—	41,623
Warranty and damage revenue	—	—	5,389	34,786	6,667	—	46,842
Interest income	—	228	25,508	986	—	—	26,722
Other revenues	—	24,165	3,807	14,360	5,725	1,368	49,425
Total service and other revenue	263	44,554	34,704	93,042	26,866	9,674	209,103
Rental revenue, net	—	—	—	—	33,630	—	33,630
Total rental revenue	—	—	—	—	33,630	—	33,630
Total revenue	$1,172,725	$917,439	$102,057	$988,892	$64,409	$9,682	$3,255,204

† Reflects the results from the March 10, 2021, November 22, 2021, and September 27, 2021 acquisition dates for the Pet Supplies Plus Acquisition, the Badcock Acquisition, and the Sylvan Acquisition, respectively.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Fiscal Year Ended 12/26/2020
(In thousands)	Vitamin Shoppe	Pet Supplies Plus	Badcock	American Freight	Buddy's	Sylvan	Consolidated
Retail sales	$1,035,964	$—	$—	$857,955	$5,743	$—	$1,899,662
Total product revenue	1,035,964	—	—	857,955	5,743	—	1,899,662
Franchise fees	—	—	—	—	99	—	99
Royalties and advertising fees	—	—	—	—	9,993	—	9,993
Financing revenue	—	—	—	15,977	—	—	15,977
Warranty and damage revenue	—	—	—	16,799	12,668	—	29,467
Interest income	—	—	—	1,288	—	—	1,288
Other revenues	—	—	—	4,412	4,562	—	8,974
Total service and other revenue	—	—	—	38,476	27,322	—	65,798
Rental revenue, net	—	—	—	—	64,267	—	64,267
Total rental revenue	—	—	—	—	64,267	—	64,267
Total revenue	$1,035,964	$—	$—	$896,431	$97,332	$—	$2,029,727

	Transition Period From 5/1/2019 - 12/28/2019
(In thousands)	Vitamin Shoppe	Pet Supplies Plus	Badcock	American Freight	Buddy's	Sylvan	Consolidated
Retail sales	$30,574	$—	$—	$64,067	$1,498	$—	$96,139
Total product revenue	30,574	—	—	64,067	1,498	—	96,139
Franchise fees	—	—	—	—	160	—	160
Royalties and advertising fees	—	—	—	—	4,042	—	4,042
Financing revenue	—	—	—	—	—	—	—
Warranty and damage revenue	—	—	—	2,734	4,937	—	7,671
Interest income	—	—	—	267	—	—	267
Other revenues	—	—	—	1,162	1,449	—	2,611
Total service and other revenue	—	—	—	4,163	10,588	—	14,751
Rental revenue, net	—	—	—	—	23,636	—	23,636
Total rental revenue	—	—	—	—	23,636	—	23,636
Total revenue	$30,574	$—	$—	$68,230	$35,722	$—	$134,526

Contract Balances

The following table provides information about receivables and contract liabilities (deferred revenue) from contracts with customers as of December 25, 2021 and December 26, 2020:

(In thousands)	12/25/2021	12/26/2020
Accounts receivable	$86,087	$38,444
Notes receivable	13,864	28,240

Customer deposits	$37,626	$18,065
Gift cards and loyalty programs	7,604	4,221
Deferred franchise fee revenue	16,984	827
Other deferred revenue	8,400	2,503
Total deferred revenue	$70,614	$25,616

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Anticipated Future Recognition of Deferred Revenue

The following table reflects when deferred revenue is expected to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

(In thousands)	Estimate for Fiscal Year
2022	$49,038
2023	3,165
2024	2,780
2025	1,787
2026	1,624
Thereafter	12,220
Total	$70,614

(8) Leases

See "Leases" under "Note 1 - Organization and Significant Accounting Policies" for a discussion of our accounting policies. The finance lease right of use assets and lease liabilities are included in PP&E, current installments of long-term debt and long-term debt respectively. These lease are immaterial to the financial statements.

Company as Lessee

The components of lease costs for leases that were recognized in the accompanying consolidated statement of operations for the years ended December 25, 2021 and December 26, 2020 were as follows:

(In thousands)	12/25/2021	12/26/2020
Operating lease cost	$212,837	$94,387
Short-term operating lease costs	2,261	2,495
Variable operating lease costs	35,367	14,137
Sublease income	(1,753)	(868)
Total operating lease cost	248,712	110,151

As of December 25, 2021, maturities of lease liabilities were as follows:

(In thousands)	Operating leases
2022	$225,395
2023	199,063
2024	155,360
2025	112,046
2026	80,557
Thereafter	116,313
Total undiscounted lease payments	888,734
Less interest	158,562
Present value of lease liabilities	$730,172

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following represents other information pertaining to the Company's lease arrangements for the year ended December 25, 2021:

(In thousands)	Operating
	December 25, 2021	December 26, 2020
Right-of-use assets obtained in exchange for lease obligations(1)	$153,538	$157,007
Cash paid for amounts included in the measurement of lease liabilities	191,827	87,399
Weighted average remaining lease terms (years)	4.9	4.7
Weighted average discount rates	9.03%	11.17%

(1) As of December 25, 2021, the majority of the lease liabilities arising from right-of-use assets were a result of the Pet Supplies Plus Acquisition. As of December 26, 2020, the majority of the lease liabilities arising from right-of-use assets were a result of the American Freight Acquisition.

Company as Lessor

Total rental income for the years ended December 25, 2021 and December 26, 2020 were $0.9 million and $0. Total rental income includes sublease income of $0.7 million and $0 recognized during 2021 and 2020, respectively.

The Company subleases some of its Badcock segment's leased locations to certain dealers for operation as Badcock stores. The terms of these leases generally match those of the lease the Company has with the lessor. The following table illustrates the Company's maturity analysis of lease payments to be received for non-cancelable operating leases and subleases as of December 25, 2021:

(In thousands)	Operating Leases
Fiscal Year:	Subleases	Owned Properties
2022	$6,841	$1,937
2023	5,938	1,817
2024	4,461	1,721
2025	3,536	1,519
2026	2,560	1,391
Thereafter	1,791	2,533
Total future minimum receipts	$25,127	$10,918

Our Vitamin Shoppe, Pet Supplies Plus, and American Freight segments have subleases but the lease payments on those locations are immaterial to the financial statements.

Properties owned by the Company and leased to dealers and other third parties under operating leases include:

(In thousands)	December 25, 2021	December 26, 2020
Buildings and improvements	$34,172	$—
Total properties owned and leased by the Company	34,172	$—
Accumulated depreciation	(88)	$—
Total properties owned and leased by the Company, net	$34,084	$—

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(9) Long-Term Obligations
Long-term obligations as of December 25, 2021 and December 26, 2020 were as follows:

(In thousands)	12/25/2021	12/26/2020
Revolving credit facilities	$20,000	$78,310
Term loan, net of debt issuance costs	1,435,928	491,836
Debt securitized by accounts receivable, net of discount	407,502	—
Finance lease liabilities	6,465	851
Total long-term obligations	1,869,895	570,997
Less current installments	486,170	104,053
Total long-term obligations, excluding current installments	$1,383,725	$466,944

First Lien Credit Agreement and Term Loan

On March 10, 2021 (the “PSP Closing Date”), the Company entered into a First Lien Credit Agreement (the “First Lien Credit Agreement”) with various lenders that provides for a $1,000.0 million senior secured term loan (the “First Lien Term Loan”).

The Company’s obligations under the First Lien Credit Agreement are guaranteed by the Company and each of the Company’s other direct and indirect subsidiaries (other than certain excluded subsidiaries) pursuant to a First Lien Guarantee Agreement (the “First Lien Guarantee Agreement”) and are required to be guaranteed by each of the Company’s direct and indirect subsidiaries (other than certain excluded subsidiaries) that may be formed or acquired after the PSP Closing Date. The obligations of the Company under the First Lien Credit Agreement are secured on a first priority basis by substantially all of the assets and are secured on a second priority basis by credit card receivables, accounts receivable, deposit accounts, securities accounts, commodity accounts, inventory and goods (other than equipment) of the Company, and in each case are required to be secured by such assets of the Company (other than certain excluded subsidiaries) that may be formed or acquired after the PSP Closing Date.

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

The First Lien Term Loan will mature on March 10, 2026 and bears interest at a variable rate with a floor of 5.50%. Interest is payable on either the last day of the interest period or the last business day of the calendar quarter. The Company is required to repay the First Lien Term Loan in equal quarterly installments of $2.5 million on the last day of each calendar quarter, commencing on June 30, 2021 subject to certain early payment requirements based on certain events. On July 2, 2021, the Company repaid $182.1 million of principal of the First Lien Term Loan using cash proceeds from the sale of the Liberty Tax business. The payment also satisfied the requirements for the quarterly principal payments so no additional principal payments are due until the First Term Loan maturity date. The early repayment resulted in additional interest expense of $6.1 million for the write-off of deferred financing costs.

The First Lien Credit Agreement, the First Lien Collateral Agreement and the First Lien Guarantee Agreement collectively include customary affirmative, negative, and financial covenants binding on the Company, including delivery of financial statements and other reports. The negative covenants limit the ability of the Company to, among other things, incur debt, incur liens, make investments, sell assets, pay dividends and enter into transactions with affiliates. The financial covenants set forth in the First Lien Credit Agreement include a maximum total leverage ratio (net of certain cash) and a minimum fixed charge coverage ratio to be tested at the end of each fiscal quarter commencing with the first full fiscal quarter ending after the PSP Closing Date. In addition, the First Lien Credit Agreement includes customary events of default, the occurrence of which may require the Company to pay an additional 2.00% interest on the First Lien Term Loan and/or may result in, among other consequences, acceleration of the payment obligations with respect to the First Lien Term Loan, calling on the guarantees, or exercise of remedies with respect to the collateral.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Second Lien Credit Agreement and Second Lien Term Loan

On the PSP Closing Date, the Company entered into a Second Lien Credit Agreement (the “Second Lien Credit Agreement”) with various lenders (the "Second Lien Lenders", and together with the First Lien Lenders, the "Term Loan Lenders") which provides for a $300.0 million senior secured term loan (the “Second Lien Term Loan”, and together with the First Lien Term Loan, the “Term Loans”), made by the Second Lien Lenders to the Company.

The Company's obligations under the Second Lien Credit Agreement are guaranteed by the Loan Parties pursuant to a Second Lien Guarantee Agreement (the “Second Lien Guarantee Agreement”) and are required to be guaranteed by each of the Company’s direct and indirect subsidiaries (other than certain excluded subsidiaries) that may be formed or acquired after the Closing Date. The obligations of the Company under the Second Lien Credit Agreement are secured on a second priority basis by the Term Priority Collateral and are secured on a third priority basis by the ABL Priority Collateral pursuant to a Second Lien Collateral Agreement (the “Second Lien Collateral Agreement”) and are required to be secured by such assets of each of the Company’s direct and indirect subsidiaries (other than certain excluded subsidiaries) that may be formed or acquired after the PSP Closing Date.

The Second Lien Term Loan will mature on September 10, 2026 and bears interest at a variable rate with an 8.50% floor. Interest is payable on either the last day of the interest period or the last business day of the calendar quarter.

The Second Lien Term Loan is not subject to scheduled amortization. Solely to the extent the First Lien Term Loan and related obligations have been repaid in full, the Company is required to prepay the Second Lien Term Loan with 50% of consolidated excess cash flow on an annual basis, subject to certain exceptions and to leverage-based step-downs to 25% and 0%, and with 100% of the net cash proceeds of certain other customary events, including certain asset sales (but excluding sales of ABL Priority Collateral), including customary reinvestment rights and leverage-based step-downs to 50% and 0%, in each case, subject to certain exceptions.

Third Amended and Restated Loan and Security Agreement (ABL)

On the PSP Closing Date, the Company entered into a Third Amended and Restated Loan and Security Agreement (the “ABL Agreement”) with various lenders. The ABL Agreement provides for a senior secured revolving loan facility (the “ABL Revolver”) with aggregate commitments available to Company of the lesser of (i) $150.0 million and (ii) a specified borrowing base based on a percentage of the Company's eligible credit card receivables, accounts (subject to certain limitations) and inventory (subject to certain limitations), less certain reserves (the “Aggregate Borrowing Cap”). Furthermore, the ABL Agreement includes separate borrowing caps equal to (A) the lesser of (1) $100.0 million and (2) a specified borrowing base based on a percentage of certain of the Company's subsidiaries eligible credit card receivables, accounts (subject to certain limitations) and inventory (subject to certain limitations), less certain reserves.

As of December 25, 2021, there was $20.0 million drawn on the ABL Revolver. The ABL Agreement amended and restated the existing Second Amended and Restated Loan and Security Agreement, dated as of December 16, 2019. The Company's obligations under the ABL Agreement are guaranteed pursuant to a Second Amended and Restated Guaranty Agreement, dated as of the PSP Closing Date. The obligations of the Company under the ABL Agreement are secured by substantially all of the assets of the Company pursuant to the ABL Agreement and a Third Amended and Restated Pledge Agreement (the “ABL Pledge”).

The ABL Revolver matures on March 10, 2025, and borrowings under the ABL Revolver will bear interest at a variable rate with a 1.75% floor. Interest is payable on either the last day of the interest period or the last business day of the calendar quarter.

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

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
transactions with affiliates. In addition, the ABL Agreement includes customary events of default, the occurrence of which may require the Company to pay an additional 2.0% interest on the borrowings under the ABL Revolver.

Badcock First Lien Credit Agreement and First Lien Badcock Term Loan

On November 22, 2021 (the “Badcock Closing Date”), the Company entered into a First Lien Credit Agreement (the “First Lien Badcock Credit Agreement”) with various lenders. The First Lien Badcock Credit Agreement provides for a $425.0 million senior secured term loan (the "First Lien Badcock Term Loan"), made by the First Lien Badcock Lenders to the Company.

The Company's obligations under the First Lien Badcock Credit Agreement are guaranteed by the Company, the FRG Guarantors, and Badcock (also referred to as the “Badcock Guarantor” and collectively with the Company and FRG Guarantors, the “Loan Parties”) pursuant to the First Lien Guarantee Agreements (collectively, the “First Lien Guarantee Agreements”) and are required to be guaranteed by each of the Company’s direct and indirect domestic subsidiaries (other than certain excluded subsidiaries) that may be formed or acquired after the Badcock Closing Date. The obligations of the Borrowers under the First Lien Badcock Credit Agreement are secured on a first priority basis by liens on substantially all of the assets of the Badcock Guarantor (the “Badcock Collateral”) and substantially all assets of the Loan Parties, pursuant to certain First Lien Collateral Agreements (collectively, the “First Lien Collateral Agreements”), by and among the Loan Parties party thereto and the First Lien Badcock Agent, and are required to be secured by such assets of each of the Company’s direct and indirect domestic subsidiaries (other than certain excluded subsidiaries) that may be formed or acquired after the Badcock Closing Date.

The proceeds of the First Lien Badcock Term Loan, together with the proceeds of the Second Lien Badcock Term Loan and certain cash on hand of the Company and its subsidiaries, were used to consummate the Badcock Acquisition and to pay fees and expenses incurred in connection therewith and with certain related transactions, including the entry into the Credit Agreement.

The First Lien Badcock Term Loan will mature on November 22, 2023, unless the maturity is accelerated subject to the terms set forth in the First Lien Badcock Credit Agreement. The First Lien Badcock Term Loan will, at the option of the Borrowers, bear interest at either (i) a rate per annum based on Term Secured Overnight Financing Rate ("SOFR") for an interest period of one, three or six months (or under certain circumstances, twelve months or less than one month), plus an interest rate margin of 4.75% (each, a “Badcock First Lien SOFR Loan”), or (ii) an alternate base rate determined as provided in the First Lien Credit Agreement, plus an interest rate margin of 3.75% (each, a “Badcock First Lien ABR Loan”), with an effective 1.00% alternate base rate floor. Interest on Badcock First Lien SOFR Loans is payable in arrears at the end of each applicable interest period (and, with respect to an interest period of longer than three months, at three-month intervals during such interest period), and interest on Badcock First Lien ABR Loans is payable in arrears on the last business day of each calendar quarter.

    The First Lien Badcock Term Loan will not be subject to amortization payments. The Borrowers are required to prepay the First Lien Badcock Term Loan with 100% of the net cash proceeds of certain customary events, including certain asset sales of Badcock Collateral. Subject to certain exceptions, repayments of the First Lien Badcock Term Loan within six months after the Closing Date in connection with a refinancing to reduce the pricing with respect to the First Lien Term Loan are subject to a prepayment premium of 1.00%. The Borrowers may also be required to pay SOFR breakage and redeployment costs in certain limited circumstances.

On December 23, 2021, the Company repaid $219.0 million of principal of the First Lien Badcock Term Loan using cash proceeds from the Receivables Purchase Agreement. The early repayment resulted in additional interest expense of $5.0 million for the write-off of deferred financing costs.

On December 27, 2021, the Company repaid an additional $31.0 million of principal of the First Lien Badcock Term Loan using cash proceeds from the Receivables Purchase Agreement, which is included in current installments of long-term obligations within the consolidated balance sheet.

Badcock Second Lien Credit Agreement and Term Loan

On the Badcock Closing Date, the Company entered into a Second Lien Credit Agreement (the “Second Lien Badcock Credit Agreement” and together with the First Lien Badcock Credit Agreement, the “Badcock Credit Agreements”) with the various lenders from time-to-time party thereto (the “Second Lien Badcock Lenders”) and Alter Domus (US) LLC, as administrative agent and collateral agent (“Second Lien Badcock Agent” and together with the First Lien Badcock Agent, the

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
“Badcock Agents”). The Second Lien Badcock Credit Agreement provides for a $150.0 million senior secured term loan (the “Second Lien Badcock Term Loan” and together with the First Lien Badcock Term Loan, the “Badcock Term Loans”), made by the Second Lien Badcock Lenders to one or more of the Borrowers.

The Borrowers’ obligations under the Second Lien Badcock Credit Agreement are guaranteed by the Borrowers and the other Loan Parties pursuant to the Second Lien Guarantee Agreements (collectively, the “Second Lien Guarantee Agreements”), by and among the Loan Parties party thereto and the Second Lien Badcock Agent, and are required to be guaranteed by each of the Company’s direct and indirect domestic subsidiaries (other than certain excluded subsidiaries) that may be formed or acquired after the Closing Date. The obligations of the Borrowers under the Second Lien Badcock Credit Agreement are secured on a second priority basis by liens on the Badcock Collateral and substantially all assets of the Loan Parties, pursuant to certain Second Lien Collateral Agreements (collectively, the “Second Lien Collateral Agreements”), by and among the Loan Parties party thereto and the Second Lien Badcock Agent, and are required to be secured by such assets of each of the Company’s direct and indirect domestic subsidiaries (other than certain excluded subsidiaries) that may be formed or acquired after the Badcock Closing Date.

The proceeds of the Second Lien Badcock Term Loan, together with the proceeds of the First Lien Badcock Term Loan and certain cash on hand of the Company and its subsidiaries, were used to consummate the Acquisition and to pay fees and expenses incurred in connection therewith and with certain related transactions, including the entry into the Credit Agreement Amendments.

The Second Lien Badcock Term Loan will mature on November 22, 2023, unless the maturity is accelerated subject to the terms set forth in the Second Lien Badcock Credit Agreement. The Second Lien Badcock Term Loan will, at the option of the Borrowers, bear interest at either (i) a rate per annum based on Term SOFR for an interest period of one, three or six months (or under certain circumstances, twelve months or less than one month), plus an interest rate margin of 7.50% (each, a “Second Lien SOFR Loan”), or (ii) an alternate base rate determined as provided in the Second Lien Badcock Credit Agreement, plus an interest rate margin of 6.50% (each, a “Second Lien Badcock ABR Loan”), with an effective 1.00% SOFR floor and a 2.00% alternate base rate floor. Interest on Second Lien Badcock SOFR Loans is payable in arrears at the end of each applicable interest period (and, with respect to an interest period of longer than three months, at three-month intervals during such interest period), and interest on Second Lien Badcock ABR Loans is payable in arrears on the last business day of each calendar quarter.

The Second Lien Badcock Term Loan will not be subject to amortization payments. The Borrowers are required to prepay the Second Lien Badcock Term Loan with 100% of the net cash proceeds of certain customary events, including certain asset sales of Badcock Priority Collateral. The Second Lien Badcock Term Loan may be voluntarily prepaid at any time without premium or penalty. The Borrowers may also be required to pay SOFR breakage and redeployment costs in certain limited circumstances.

On December 27, 2021, the Company repaid $150.0 million, the full outstanding balance of principal, of the Second Lien Badcock Term Loan using cash proceeds from the Receivables Purchase Agreement, which is included in current installments of long-term obligations within the consolidated balance sheet. The early repayment resulted in additional interest expense of $3.5 million for the write-off of deferred financing costs.

Debt Related to the Securitization of Accounts Receivable

In December 2021, the Company's Badcock segment sold beneficial interests in revolving lines of credit that it originated. The sales are accounted for as secured borrowings on our consolidated balance sheets with both assets and non-recourse liabilities because the sales do not qualify as a sale under ASC 860 - "Transfers and Servicing," although the underlying receivables are deemed to be legally sold. The income earned on the securitized revolving lines of credit is recorded as interest income in service and other revenues with a corresponding amount recorded in Interest expense, net on the consolidated statements of operations.

Proceeds from secured borrowings issued in the securitization are accounted for as non-recourse notes payable. The Company's customers are responsible for repaying the debt from a secured borrowing, and the Company is not liable for the repayment of non-recourse loans unless representations or warranties in the loan agreements are breached. The lender assumes the credit risk and their only recourse, upon default by the customer, is against the customer.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Debt securitized by accounts receivable, net includes $400.0 million of securitized debt and an amortized discount of $7.5 million. Current installments of debt securitized by accounts receivable, net includes $296.7 million of securitized debt and an amortized discount of $5.6 million.

Compliance with Debt Covenants

The Company's revolving credit and long-term debt agreements impose restrictive covenants on it, including requirements to meet certain ratios. As of December 25, 2021, the Company was in compliance with all financial covenants under these agreements and, based on a continuation of current operating results, the Company expects to continue to be in compliance for the next twelve months.

Aggregate maturities of long-term debt at December 25, 2021 were as follows:

(In thousands)	Estimate for fiscal year
2022	$485,838
2023	284,055
2024	1,325
2025	1,056
2026	1,097,621
Thereafter	—
Total long-term obligations	$1,869,895

The following debt agreements have been repaid since reported in the Company's Form 10-K for the fiscal year ended December 26, 2020.

Franchise Group New Holdco Credit Agreement and Term Loan

On March 10, 2021, the outstanding amount of $527.4 million, including accrued interest, under the Franchise Group New Holdco Credit Agreement and Term Loan was paid in full in connection with the issuance of the First Lien Term Loan and the Second Lien Term Loan. The early repayment resulted in additional interest expense of $20.1 million for the write-off of deferred financing costs and $36.7 million for a prepayment penalty. The prepayment penalty is recorded in the Other expense line of the Consolidated Statement of Operations for the year ended December 25, 2021.

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

(10) Stockholders' Equity
Stockholders' Equity Activity

On January 11, 2021, the Company entered into an Underwriting Agreement with B. Riley Securities, Inc., as representative of the underwriters named therein (the “Underwriters”), to issue and sell an aggregate of 2,976,191 shares of the Company’s 7.50% Series A Cumulative Perpetual Preferred Stock, par value $0.01 per share and liquidation preference of $25.00 per share (the “Series A Preferred Stock”), in a public offering at a price to the public of $25.20 per share. The

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Company also granted the Underwriters an option (the "Option") to purchase up to 446,428 additional shares of Series A Preferred Stock during the 30 days following the date of the Underwriting Agreement. On January 14, 2021, the Underwriters partially exercised the Option for 314,934 shares. The offering closed on January 14, 2021, and the net proceeds to the Company were approximately $79.5 million, after deducting underwriting discounts, an advisory fee and offering expenses totaling approximately $3.2 million.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss at December 25, 2021 and December 26, 2020, are as follows:

(In thousands)	12/25/2021	12/26/2020
Foreign currency adjustment	$—	$(1,254)
Interest rate swap agreements, net of tax	—	(145)
Total accumulated other comprehensive loss	$—	$(1,399)

For the years ended December 25, 2021 and December 26, 2020, all components of accumulated other comprehensive loss were from discontinued operations.

Non-controlling interest

The Company is the sole managing member of Franchise Group New Holdco, LLC ("New Holdco") and, as a result, consolidates the financial results of New Holdco. Prior to April 1, 2020, the Company reported a non-controlling interest representing the economic interest in New Holdco held by the former equity holders of Buddy's (the "Buddy’s Members"). Changes in the Company's ownership interest in New Holdco while it retained a controlling interest in New Holdco were accounted for as equity transactions. On March 26, 2020, the Company redeemed 3,937,726 New Holdco units and 787,545 shares of preferred stock for common stock. On April 1, 2020, the Company redeemed the remaining 5,495,606 New Holdco units and 1,099,121 shares of preferred stock for common stock and the Company became the sole owner of New Holdco.

The exchange of New Holdco units for common stock resulted in an increase in the tax basis of the net assets of New Holdco and a liability to be recognized pursuant to the Tax Receivable Agreement ("TRA"). The difference of $10.0 million in the adjustment of the deferred tax balances and the tax receivable agreement liability was recorded as an adjustment to additional paid-in-capital. Refer to "Note 12 - Income Taxes" for further discussion of the TRA.

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

The computation of basic and diluted net income per share for the years ended December 25, 2021, December 26, 2020, the Transition Period, and year ended April 30, 2019 is as follows:

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	12/25/2021	12/26/2020	12/28/2019	4/30/2019
(In thousands, except for share and per share amounts)	Common stock	Common stock	Common stock	Common stock
Net income (loss) from continuing operations attributable to Franchise Group	$191,966	$20,645	$(22,614)	$—
Less: Preferred dividend declared	8,515	755	—	—
Adjusted net income (loss) from continuing operations attributable to Franchise Group available to Common Stockholders	183,451	19,890	(22,614)	—
Net income (loss) from discontinued operations attributable to Franchise Group	171,822	4,419	(45,813)	(2,156)
Adjusted net income (loss) available to Common Stockholders	$355,273	$24,309	$(68,427)	$(2,156)

Weighted-average common shares outstanding	40,199,681	34,531,362	16,669,065	13,800,884
Net dilutive effect of stock options and restricted stock	764,501	440,573	—	—
Weighted-average dilutive shares outstanding	40,964,182	34,971,935	16,669,065	13,800,884

Basic net income (loss) per share:
Continuing operations	$4.56	$0.57	$(1.35)	$—
Discontinued operations	4.27	0.13	(2.76)	(0.16)
Basic net income (loss) per share	$8.83	$0.70	$(4.11)	$(0.16)

Diluted net income (loss) per share:
Continuing operations	$4.48	$0.57	$(1.36)	$—
Discontinued operations	4.19	0.13	(2.75)	(0.16)
Diluted net income (loss) per share	$8.67	$0.70	$(4.11)	$(0.16)

Diluted net income per share excludes the impact of shares of potential common stock from the exercise of options and vesting of restricted stock units to purchase 206,899 and 524,649 shares for the Transition Period and year ended April 30, 2019, respectively, because the effect would be anti-dilutive.
(11) Stock Compensation Plan

2019 Omnibus Incentive Plan

In December 2019, the Company's stockholders approved the Company's 2019 Omnibus Incentive Plan (the "2019 Plan"). The 2019 Plan provides for a variety of awards, including stock options, stock appreciation rights, performance units, performance shares, shares of the Company’s common stock, par value $0.01 per share, restricted stock, restricted stock units, incentive awards, dividend equivalent units and other stock-based awards. Awards under the 2019 Plan may be granted to the Company’s eligible employees, directors, or consultants or advisors. The 2019 Plan provides that an aggregate maximum of 5,000,000 shares of common stock are reserved for issuance under the 2019 Plan, subject to adjustment for certain corporate events. At December 25, 2021 and December 26, 2020, 3,004,259 and 4,062,558 shares of common stock remained available for grant, respectively.

Simultaneously with stockholder approval of the Plan, the Company's prior equity incentive compensation plan, the JTH Holding Inc. 2011 Equity and Cash Incentive Plan (the "2011 Plan"), was terminated. No new awards will be granted under the 2011 Plan, although awards previously granted under the 2011 Plan and still outstanding will continue to be subject to all terms and conditions of the 2011 Plan.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Restricted Stock Units

The Company has awarded service-based restricted stock units ("RSUs") to its non-employee directors, officers and certain employees. The Company recognizes expense based on the estimated fair value of the RSUs granted over the vesting period on a straight-line basis. The fair value of RSUs is determined using the Company's closing stock price on the date of the grant. At December 25, 2021, unrecognized compensation cost related to RSUs was $5.0 million. These costs are expected to be recognized through fiscal 2023.

The following table summarizes the status of service-based RSU activity during the years ended December 25, 2021 and December 26, 2020, the Transition Period, and year ended April 30, 2019:

	Number of RSUs	Weighted-Average Fair Value at Grant Date
Balance at April 30, 2018	127,030	$12.48
Granted	147,991	10.40
Vested	(28,029)	13.47
Forfeited	(78,200)	12.31
Balance at April 30, 2019	168,792	$10.56
Granted	153,085	14.10
Vested	(80,549)	10.73
Forfeited	(36,122)	10.72
Balance at December 28, 2019	205,206	$13.11
Granted	192,809	24.83
Vested	(85,911)	12.67
Forfeited	(15,957)	19.69
Balance at December 26, 2020	296,147	$20.51
Granted	124,350	35.95
Vested	(148,447)	20.11
Forfeited	(2,342)	12.22
Balance at December 25, 2021	269,708	$27.92

Performance Restricted Stock Units

The Company has awarded performance restricted stock units ("PRSUs") to its officers and certain employees. The Company recognizes expense based on the estimated fair value of the PRSUs granted over the vesting period on a straight-line basis. The fair value of PRSUs is determined using the Company's closing stock price on the date of the grant. At December 25, 2021, unrecognized compensation cost related to PRSUs was $8.3 million. These costs are expected to be recognized through fiscal 2023.

The following table summarizes the status of PRSU activity during the years ended December 25, 2021 and December 26, 2020 and the Transition Period:

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Number of PRSUs	Weighted-Average Fair Value at Grant Date
Balance at April 30, 2019	—	$—
Granted	465,833	14.40
Vested	—	—
Forfeited	—	—
Balance at December 28, 2019	465,833	$14.40
Granted	154,904	24.84
Vested	—	—
Forfeited	(2,000)	14.40
Balance at December 26, 2020	618,737	$17.00
Granted	107,023	35.66
Vested	(19,500)	14.40
Forfeited	—	—
Balance at December 25, 2021	706,260	$19.90

Market-Based Restricted Stock Units

The Company has awarded market-based restricted stock units ("MPRSUs") to its officers and certain employees. The Company recognizes expense based on the estimated fair value of the MPRSUs granted over the vesting period on a straight-line basis. The fair value of MPRSUs is determined using a Monte Carlo simulation valuation model to calculate grant date fair value. Compensation expense is recognized over the requisite service period using the proportionate amount of the award’s fair value that has been earned through service to date. At December 25, 2021, unrecognized compensation cost related to MPRSUs was $14.1 million. These costs are expected to be recognized through fiscal 2024.

The following table summarizes the status of MPRSU activity during the year ended December 25, 2021:

	Number of MPRSUs	Weighted-Average Fair Value at Grant Date
Balance at December 26, 2020	—	$—
Granted	826,926	20.13
Vested	—	—
Forfeited	—	—
Balance at December 25, 2021	826,926	$20.13

Stock Options

The Company has awarded stock options to its non-employee directors and officers. As of December 25, 2021 and December 26, 2020, there were 332,033 and 391,409 stock options outstanding, respectively. During the year ended December 25, 2021, there were 0 stock options granted, 59,376 stock options exercised, and 0 stock options forfeited. The weighted-average exercise price of stock options outstanding was $10.02 per share as of December 25, 2021. Stock options vest from the date of grant to three years after the date of grant and expire from 4 to 5 years after the vesting date.

As of December 25, 2021 and December 26, 2020, there were 0 and 63,334 non-vested stock options outstanding, respectively. During the year ended December 25, 2021, there were 0 non-vested stock options granted, 63,334 options vested, and 0 non-vested stock options forfeited. At December 25, 2021, there was no remaining unrecognized compensation cost related to vested or non-vested stock options.

The following table summarizes information about stock options outstanding and exercisable at December 25, 2021.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Options outstanding			Options exercisable
Range of Exercise Prices	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Number of options exercisable	Weighted-average exercise price
0.00 - 10.89	204,500	$8.80	1.5	204,500	$8.80
10.90 - 12.01	127,533	11.98	2.3	127,533	11.98
	332,033	$10.02		332,033	$10.02

Stock Compensation Expense

The Company recorded $13.4 million, $8.9 million, and $2.3 million of expense related to stock awards from continuing operations for the years ended December 25, 2021, December 26, 2020, and the Transition Period, respectively. There were no expenses related to stock awards from continuing operations recorded for the year ended April 30, 2019.

The Company has stock based incentive plans at various operating companies which are recorded as liabilities. The total aggregate liability for these plans as of December 25, 2021 is $1.7 million, recorded in "Accounts payable and accrued expenses" on the Consolidated Balance Sheet. During the year ended December 25, 2021, total expense recognized related to these plans was $1.5 million, included in the total $13.4 million of expense related to stock awards from continuing operations noted above. Future expense to be recognized for these plans as of December 25, 2021 is $19.9 million.

(12) Income Taxes
TRA

The Company previously had a non-controlling interest as a result of its acquisition of Buddy's on July 10, 2019. On April 1, 2020, the Company redeemed all of the non-controlling interest units. On July 10, 2019, the Company entered into a tax receivable agreement (the "TRA") with the then-existing non-controlling interest holders, which comprised the former equity holders of Buddy's ("the "Buddy's Members") that provides for the payment by the Company to the non-controlling interest holders of 40% of the cash savings, if any, in federal, state and local taxes that the Company realizes or is deemed to realize as a result of any increases in tax basis of the assets of New Holdco resulting from future redemptions or exchanges of New Holdco units.

During the year ended December 26, 2020, the Company acquired an aggregate of 9,433,332 New Holdco units, which resulted in an increase in the tax basis of its investment in New Holdco subject to the provisions of the TRA. As of December 25, 2021, the Company recognized a total liability in the amount of $17.3 million for the payments due to the redeeming members under the Tax Receivable Agreement ("TRA Payments"), representing 40% of the cash savings it expects to realize from the tax basis increases related to the redemption of New Holdco units. In the year ended December 25, 2021, the Company recognized an additional $0.5 million for the payments due to the redeeming members. TRA Payments will be made when such TRA related deductions actually reduce the Company’s income tax liability. No payments were made to members of New Holdco pursuant to the TRA during the year ended December 25, 2021.

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

CARES Act

The Coronavirus, Aid, Relief, and Economic Security, or CARES Act (the “Act”) was enacted on March 27, 2020. The Act retroactively changed the eligibility of certain assets for expense treatment in the year placed in service, back to 2018, and permitted any net operating loss for the tax years 2018, 2019 and 2020 to be carried back for 5 years. The Company recorded a total income tax benefit of $52.3 million during the year ended December 26, 2020 associated with the income tax components contained in the Act. As of December 25, 2021, the Company has completed its analysis of the tax effects of the Act but

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
continues to monitor developments by federal and state rule making authorities regarding implementation of the Act. The Company will adjust, if needed, as new laws or guidance becomes available.

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

Components of income tax expense for the fiscal years ended December 25, 2021, December 26, 2020, the Transition Period, and year ended April 30, 2019 were as follows:

(In thousands)	12/25/2021	12/26/2020	12/28/2019	4/30/2019
Current:
Federal	$—	$(62,897)	$—	$—
State	1,362	615	56	—
Current tax expense	1,362	(62,282)	56	—
Deferred:
Federal	(37,816)	3,931	(3,971)	—
State	2,916	(2,150)	(4,662)	—
Deferred tax expense (benefit)	(34,900)	1,781	(8,633)	—

Total income tax expense (benefit)	$(33,538)	$(60,501)	$(8,577)	$—

For the years ended December 25, 2021, December 26, 2020, Transition Period, and year ended April 30, 2019, income before taxes consisted of the following:

(In thousands)	12/25/2021	12/26/2020	12/28/2019	4/30/2019
Income (loss) before income taxes	$158,428	$(49,557)	$(50,019)	$—

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Income tax benefit differed from the amounts computed by applying the U.S. federal income tax rate of 21% to pre-tax income from continuing operations as a result of the following for years ended December 25, 2021 and December 26, 2020 are as follows:

(In thousands)	12/25/2021	12/26/2020
Computed "expected" income tax benefit	$33,270	$(10,407)
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	5,304	(2,083)
Bargain purchase gain	(27,729)	—
162(m) limitation	2,019	—
Nondeductible expenses	197	55
Stock compensation expense	(900)	196
Transaction costs	858	392
Permanent goodwill on sale of Buddy's stores	—	1,062
CARES Act	—	(52,337)
Non-controlling interest in New Holdco	—	1,782
Research credit	—	(676)
Decrease in DTL due to change in tax status	—	(8,882)
Decrease to valuation allowance due to change in tax status	—	8,882
Decrease in valuation allowance due to CARES Act	—	(11,417)
Increase in valuation allowance due to operations	—	2,456
Increase in DTL for current year activity	—	10,254
Decrease in valuation allowance due to current year income	(45,180)	—
Other	(1,377)	222
Total income tax benefit	$(33,538)	$(60,501)

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The tax effect of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant portions of deferred tax assets and liabilities as of December 25, 2021 and December 26, 2020 are as follows:

(In thousands)	12/25/2021	12/26/2020
Deferred tax assets:
Federal and state net operating loss carryforward	$16,865	$19,364
Section 743 adjustment	38,604	39,974
Interest expense carryforward	1,485	559
State bonus depreciation	5,069	4,791
Equity compensation	3,806	2,316
Inventory	4,528	5,793
Goodwill, intangible assets, and assets held for sale (Canada)	—	33
R&D Credits	—	601
Deferred revenue	4,176	1,056
Accrued expenses and reserves	9,976	4,212
Property, plant, and equipment (Canada)	—	115
Allowances	795	4,272
Unrealized gain/loss	—	29
Lease liability (ASC 842)	185,064	138,850
Other	3,463	2
Total deferred tax assets (before valuation allowance)	273,831	221,967
Valuation allowance	(8,213)	(53,004)
Total deferred tax assets (after valuation allowance)	265,618	168,963
Deferred tax liabilities
Property, plant, and equipment (U.S.)	(78,895)	(30,147)
Goodwill, intangible assets, and assets held for sale (U.S.)	(33,786)	(16,678)
Right-of-use assets (ASC 842)	(181,227)	(131,637)
Prepaid expenses	(4,968)	(2,620)
Total deferred tax liabilities	(298,876)	(181,082)
Net deferred tax liability	$(33,258)	$(12,119)

In assessing the realizability of the gross deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company increased its valuation allowance by $47.0 million, of which $45.2 million was attributable to continuing operations. The Company increased its valuation allowance by $2.2 million related to acquired net operating losses subject to Section 382 limitation.

As of December 25, 2021, the Company has gross U.S. federal net operating losses of $40.4 million, state net operating losses of $172.5 million, a portion of which will begin to expire in 2024. A portion of the Company's net operating loss carry forwards is subjected to an annual limitation under Section 382, which may restrict the Company's ability to use them to offset its taxable income in future periods.

The Company adopted the accounting and disclosure requirements for uncertain tax positions, which require a two-step approach to evaluate tax positions. This approach involves recognizing any tax positions that are more likely than not to occur and then measuring those positions to determine the amounts to be recognized in the financial statements. The Company increased reserves for uncertain tax positions by $4.8 million as of December 25, 2021 related to prior tax positions. The

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Company decreased its position of $0.2 million related to its Canadian entity. It is reasonably possible that $1.5 million of uncertain tax positions may be recognized in the coming year as a result of a lapse of the statute of limitations.

A reconciliation of the beginning and ending balance of the gross liability for uncertain tax positions for the fiscal years ended December 25, 2021 and December 26, 2020, is as follows:

(In thousands)	12/25/2021	12/26/2020
Liability for uncertain tax positions, beginning of year	$357	$461
Decreases related to current year positions	(219)	(104)
Increases related to prior year positions	4,819	—
Liability for uncertain tax positions, end of year	$4,957	$357

As of December 25, 2021, the Company's earliest open tax year for U.S. federal income tax purposes was its fiscal year ended April 30, 2019.

(13) Related Party Transactions

The Company considers directors and their affiliated companies, as well as named executive officers and members of their immediate families, to be related parties.

Messrs. Kahn and Laurence

Vintage Capital Management, LLC and its affiliates ("Vintage") held approximately 12.3% of the aggregate voting power of the Company through their ownership of common stock as of December 25, 2021. Brian Kahn and Andrew Laurence are principals of Vintage. Mr. Kahn is a member of the Board of Directors, President and Chief Executive Officer of the Company. Mr. Laurence is an Executive Vice President of the Company, served as a member of the Company's Board of Directors until the Company's annual meeting of stockholders in May 2021 and served as the Company's Chairman of the Board until March 31, 2020.

Buddy's Franchises. Mr. Kahn's brother-in-law owns seven Buddy's franchises. All transactions between the Company's Buddy's segment and Mr. Kahn's brother-in-law are conducted on a basis consistent with other franchisees.

Bryant Riley (former director)

Bryant Riley, through controlled entities or affiliates held approximately 4.0% of the aggregate ownership of the Company's common stock as of December 25, 2021. Mr. Riley was also a member of the Company's Board of Directors from September 2018 through March 2020. Prior to the second quarter of 2021, Mr. Riley held greater than 5.0% of the aggregate ownership of the Company's common stock, as such, the transactions with Mr. Riley while his ownership was greater than 5.0% included:

January 2021 Underwritten Offering of Preferred Stock. On January 11, 2021, the Company reopened its original issuance of its Series A Preferred Stock, which closed on September 18, 2020. The Company completed the reopened underwritten offering on January 15, 2021 in which B. Riley Securities, an affiliate of Mr. Riley, acted as representative of the underwriters. In connection with the offering B. Riley Securities and the other underwriters in the offering were entitled to an underwriting discount and reimbursement of certain out-of-pocket expenses incurred of approximately $3.0 million and B. Riley Securities was entitled to a structuring fee of $0.3 million.

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

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Alternative First Lien Facility.

M. Brent Turner

Mr. Turner was the President and Chief Executive Officer of the Company’s Liberty Tax business which was sold to NextPoint on July 2, 2021 in connection with the Purchase Agreement. The Company previously entered into certain agreements with Revolution Financial, Inc., an entity partially owned by Mr. Turner, which were terminated upon completion of the sale of the Liberty Tax business. During the year ended December 25, 2021, the Company earned less than $0.2 million in royalties related to such agreements which was recorded in "Income (loss) from discontinued operations, net of tax" in the accompanying consolidated statements of operations.

Tax Receivable Agreement

In connection with the Company's acquisition of Buddy's, the Company entered into a TRA with the Buddy's Members that provides for the payment to the Buddy's Members of 40% of the amount of any tax benefits that the Company actually realizes as a result of increases in the tax basis of the net assets of New Holdco resulting from any redemptions or exchanges of New Holdco units. Amounts due under the TRA to the Buddy's Members as of December 25, 2021, were $17.3 million which is recorded in "Other non-current liabilities" in the accompanying consolidated balance sheets. No payments were made to Buddy's Members pursuant to the Tax Receivable Agreement during the year ended December 25, 2021.

(14) Commitments and Contingencies
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

Guarantees

The Company remains secondarily liable under various real estate leases that were assigned to franchisees who acquired Pet Supplies Plus stores from the Company. In the event of the failure of an acquirer to pay lease payments, the Company could be obligated to pay the remaining lease payments which extend through 2033 and aggregated $22.9 million as of December 25, 2021. If the Company is required to make payments under these guarantees, the Company could seek to recover those amounts from the franchisees or in some cases their affiliates. The Company believes that payment under these guarantees is remote as of December 25, 2021.

(15) Segments

The Company's operations are conducted in six reporting business segments: Vitamin Shoppe, Pet Supplies Plus, Badcock, American Freight, Buddy's, and Sylvan. The Company defines its segments as those operations which results its chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources. The results of operations of Buddy's are included in the Company's results of operations beginning on July 10, 2019, the results of operations of Vitamin Shoppe are included in the Company's results of operations beginning on December 16, 2019, while the results of operations of American Freight are included in the Company's results of operations beginning on February 14, 2020. The results of operations of the Sears Outlet business are included in the Company's results of operations beginning on October 23, 2019 and are included in the results of operations of the American Freight segment. The results of operations of the FFO business are included in the Company's results of operations beginning on December 27, 2020 and are included in the results of operations of the American Freight segment. The results of Pet Supplies Plus are included in the Company's results of operations beginning on March 10, 2021, the results of operations of Sylvan are included in the Company's results of operations beginning on September 27, 2021, and the results of Badcock are included in the Company's results of operations beginning on November 22, 2021. As a result of the Company's sale of its Liberty Tax business, as discussed in "Note 3. Discontinued Operations", the

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Company's Liberty Tax business is not reported in segment information as this business is reported as a discontinued operation. Current and prior year amounts have been revised to reflect this change.

The Company measures the results of our segments using, among other measures, each segment's net revenues, operating expenses and operating income (loss). The Company may revise the measurement of each segment's operating income, including the allocation of overhead costs, as determined by the information regularly reviewed by the CODM. When the measurement of a segment changes, previous period amounts and balances are reclassified to be comparable to the current period's presentation. Because the Pet Supplies Plus Acquisition, Sylvan Acquisition, and Badcock Acquisition occurred in the year ended December 25, 2021, comparable information is not available; therefore, aforementioned segments' information is not provided in this discussion. Due to our Liberty Tax business being a discontinued operation, there is no comparative segment information to report.

The Company measures the results of its segments, using, among other measures, each segment's total revenue and income (loss) from operations. The Company may revise the measurement of each segment's income (loss) from operations as determined by the information regularly reviewed by the CODM. For the period ended December 29, 2018 and the year ended April 30, 2019, all revenues and operating income (loss) were from discontinued operations so no amounts are presented in the tables below.

Total revenues by segment are as follows:

	Twelve Months Ended	Twelve Months Ended	Transition Period From 5/1/2019 -
(In thousands)	12/25/2021	12/26/2020	12/28/2019
Total revenue:
Vitamin Shoppe	$1,172,725	$1,035,964	$30,574
Pet Supplies Plus	917,439	—	—
Badcock	102,057	—	—
American Freight	988,892	896,431	68,230
Buddy's	64,409	97,332	35,722
Sylvan	9,682	—	—
Consolidated total revenue	$3,255,204	$2,029,727	$134,526

Operating income (loss) by segment are as follows:

	Twelve Months Ended	Twelve Months Ended	Transition Period From 5/1/2019 -
(In thousands)	12/25/2021	12/26/2020	12/28/2019
Income (loss) from operations:
Vitamin Shoppe	$104,004	$5,371	$(13,509)
Pet Supplies Plus	41,654	—	—
Badcock	22,674	—	—
American Freight	66,541	40,348	(18,539)
Buddy's	16,685	20,364	3,172
Sylvan	(712)	—	—
Total Segments	250,846	66,083	(28,876)
Corporate	(24,495)	(13,572)	(14,145)
Consolidated income (loss) from operations	$226,351	$52,511	$(43,021)

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Total assets by segment are as follows:

(In thousands)	12/25/2021	12/26/2020
Total assets:
Vitamin Shoppe	$596,964	$607,148
Pet Supplies Plus	957,849	—
Badcock	1,062,310	—
American Freight	959,282	801,731
Buddy's	146,033	137,698
Sylvan	103,850	—
Total Segments	3,826,288	1,546,577
Corporate	86,883	203,196
Consolidated total assets	$3,913,171	$1,749,773

(16) Subsequent Events

On February 22, 2022, the Company's Board of Directors declared quarterly dividends of $0.625 per share of common stock and $0.46875 per share of Series A Preferred Stock. The dividends will be paid in cash on or about April 15, 2022 to holders of record of the Company's common stock and Series A Preferred Stock on the close of business on April 1, 2022.

On February 22, 2022, the Company's Board of Directors approved a change in the Company's fiscal year-end from the Saturday in December closest to December 31st to the Saturday closest to December 31st.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(17) Selected Quarterly Financial Information (Unaudited)

The following tables show a summary of the Company's quarterly financial information for each of the four quarters of 2021 and 2020 (in thousands, except per share amounts):

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal year ended December 25, 2021:
Total revenues(1)	$942,276	$828,826	$862,758	$621,345
Income from operations(1)	$60,457	$54,763	$58,156	$52,976
Net income (loss) from continuing operations	$151,782	$35,998	$32,521	$(28,334)
Net income (loss) from discontinued operations	$(4,613)	$128,072	$6,215	$42,147
Net income (loss) attributable to Franchise Group, Inc.	$147,169	$164,070	$38,736	$13,813

Basic earnings (loss) per share:
Continuing operations	$3.71	$0.84	$0.76	$(0.76)
Discontinued operations	(0.11)	3.18	0.15	1.05
Total basic earnings per share	$3.60	$4.02	$0.91	$0.29

Diluted earnings (loss) per share
Continuing operations	$3.64	$0.83	$0.74	$(0.76)
Discontinued operations	(0.11)	3.13	0.15	1.05
Total diluted earnings per share	$3.53	$3.96	$0.89	$0.29

Fiscal year ended December 26, 2020:
Total revenues(1)	$491,534	$537,692	$497,554	$502,947
Income from operations(1)	$15,899	$24,680	$14,777	$(2,845)
Net income (loss) from continuing operations	$7,748	$(4,726)	$(16,361)	$33,984
Net income (loss) from discontinued operations	$(11,953)	$(3,871)	$(5,312)	$25,555
Net income (loss) attributable to Franchise Group, Inc.	$(4,205)	$(8,597)	$(21,673)	$59,539

Basic earnings (loss) per share:
Continuing operations	$0.19	$(0.12)	$(0.47)	$1.45
Discontinued operations	(0.30)	(0.10)	(0.15)	1.09
Total basic earnings per share(2)	$(0.11)	$(0.22)	$(0.62)	$2.54

Diluted earnings (loss) per share:
Continuing operations	$0.19	$(0.12)	$(0.47)	$1.43
Discontinued operations	(0.30)	(0.10)	(0.15)	1.08
Total diluted earnings per share(2)	$(0.11)	$(0.22)	$(0.62)	$2.51

(1) Slight variations in totals are due to rounding.

(2) Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

The Company's management, with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 25, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 25, 2021, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure..

Changes in Internal Control over Financial Reporting

In the ordinary course of business, the Company reviews its system of internal control over financial reporting and makes changes to improve such controls and increase efficiency. The Company is currently implementing new processes and controls as well as enhancing existing processes and control activities at companies acquired through acquisitions. The Company believes the related changes to processes and internal controls will allow it to be more efficient and further enhance its internal control over financial reporting.

There were no changes in the Company's internal control over financial reporting during the quarter ended December 25, 2021 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting except for the operations of Pet Supplies Plus, Sylvan, and Badcock as these companies were acquired during the fiscal year. The Company is in the process of implementing its internal control structure over the acquired operations and expects that this effort will be completed in fiscal 2022.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The scope of management's assessment of the effectiveness of our internal control over financial reporting included all of our consolidated operations except for the operations of Pet Supplies Plus, Sylvan, and Badcock as these companies were acquired during the fiscal year. The operations of these acquired entities represented 39% of the Company's consolidated total assets, 32% of the Company's consolidated revenues, and 14% of the Company's consolidated net income from continuing operations as of and for the fiscal year ended December 25, 2021. The Company is in the process of implementing its internal control structure over the acquired operations and expects that this effort will be completed in fiscal 2022.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 25, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on the criteria set forth in the Internal Control-Integrated Framework, management concluded that, as of December 25, 2021, the Company maintained effective internal control over financial reporting. Deloitte and Touche LLP, the Company's independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued their attestation report on the Company's internal control over financial reporting, which is included herein.

Item 9B.    Other Information.
On February 22, 2022, our Board approved a change in our fiscal year-end from the Saturday in December closest to December 31st to the Saturday closest to December 31st. The change will be effective commencing in fiscal year 2022, and, since the change in fiscal year does not result in a transition period, a report covering the transition period is not required.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.
PART III
Item 10.    Directors, Executive Officers, and Corporate Governance.
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for its 2022 Annual Meeting of Stockholders.

Item 11.    Executive Compensation.
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for its 2022 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for its 2022 Annual Meeting of Stockholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for its 2022 Annual Meeting of Stockholders.

Item 14.    Principal Accounting Fees and Services.
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for its 2022 Annual Meeting of Stockholders.

PART IV
Item 15.    Exhibits, Financial Statement Schedules.
(a)Financial Statements.
The following financial statements of the Company are included in Item 8 of this Annual Report:
Audited Financial Statements for the Years Ended December 25, 2021, December 26, 2020, Transition Period, and the Year Ended April 30, 2019

Page
Reports of Independent Registered Public Accounting Firms (PCAOB IDs No. 34 (Deloitte and Touche LLP) and No. 677 (Cherry Bekaert LLP))	40
Consolidated Balance Sheets as of December 25, 2021 and December 26, 2020	46
Consolidated Statements of Operations for the Years Ended December 25, 2021, December 26, 2020, Transition Period Ended December 28, 2019, December 29, 2018 (Unaudited), and Year Ended April 30, 2019	44
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 25, 2021, December 26, 2020, Transition Period Ended December 28, 2019, December 29, 2018 (Unaudited), and Year Ended April 30, 2019	45
Consolidated Statements of Stockholders' Equity for the Years Ended December 25, 2021, December 26, 2020, Transition Period Ended December 28, 2019, and Year Ended April 30, 2019	47
Consolidated Statements of Cash Flows for the Years Ended December 25, 2021, December 26, 2020, Transition Period Ended December 28, 2019, December 29, 2018 (Unaudited), and Year Ended April 30, 2019	49
Notes to Consolidated Financial Statements	51

(b)Exhibits.

Exhibit Number	Exhibit Description
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

2.5
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

2.6.2
Amendment No. 2, dated as of June 30, 2021 to Membership Interest Purchase Agreement, by and between NextPoint Acquisition Corp. and Franchise Group Intermediate L, LLC, dates as of February 21, 2021 (incorporated by reference to Exhibit 2.6.2. to Form 10-Q, File No. 001-35588 filed August 3, 2021).

2.7
Stock Purchase Agreement, dated as of November 22, 2021, by and among Franchise Group Newco BHF, LLC, W.S. Badcock Corporation, the shareholders set forth on Annex I thereto, and William K. Pou, Jr. (incorporated by reference to Exhibit 2.1 to Form 8-K, File No. 001-25588 filed November 24, 2021).*

2.8
Master Receivables Purchase Agreement, dated as of December 20, 2021, between W.S. Badcock Corporation and B. Riley Receivables, LLC (incorporated by reference to Exhibit 2.1 to Form 8-K, File No. 001-35588 filed December 21, 2021).

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

3.2	Second Amended and Restated Bylaws of Liberty Tax, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K, File No. 001-35588 filed on July 15, 2014).
4.1	Form of Indenture (incorporated by reference to Exhibit 4.27 to Form S-3, File No. 333-236211 filed on May 21, 2020).
4.2	Description of the Company’s Common Stock (incorporated by reference to Exhibit 4.3 to Form 10-K, File No. 001-35588 filed March 10, 2021).
10.1#	JTH Holding, Inc. 2011 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to Form S-1, File No. 333-176655 filed on February 3, 2012).
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

10.4.1
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

10.5
Registration Rights Agreement dated as of July 10, 2019, among Liberty Tax, Inc., Tributum, L.P., the Brian DeGustino Revocable Trust, the Amy DeGustino Revocable Trust, Samjor Family LP, Vintage RTO, L.P., Martin Meyer and Fengfeng Ren, David O’Neil and Jeffrey D. Miller (incorporated by reference to Exhibit 10.2 to Form 8-K, File No. 001-35588 filed on July 11, 2019).

10.5.1
Amendment No. 1 to Registration Rights Agreement, dated as of September 30, 2019, among Franchise Group, Inc., Tributum, L.P., Samjor Family LP, Vintage RTO, L.P., Vintage Capital Management, LLC and Vintage Tributum, LP (incorporated by reference to Exhibit 10.2 to Form 8-K, File No. 001-35588 filed on October 1, 2019).

10.5.2
Amendment No. 2 to Registration Rights Agreement, dated as of October 23, 2019, by and among Franchise Group, Inc., Tributum, L.P., Samjor Family LP, Vintage RTO, L.P., Vintage Capital Management, LLC and Vintage Tributum, LP (incorporated by reference to Exhibit 10.7 to Form 8-K, File No. 001-35588 filed on October 23, 2019).

10.5.3	Amendment No. 3 to Registration Rights Agreement dated as of December 16, 2019 (incorporated by reference to Exhibit 10.4 to Form 8-K, File No. 001-35588 filed on December 17, 2019).
10.5.4
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

10.6
Income Tax Receivable Agreement dated as of July 10, 2019, among Liberty Tax, Inc., Vintage RTO, L.P., Samjor Family LP, the Brian DeGustino Revocable Trust, the Amy DeGustino Revocable Trust, Martin Meyer, Fengfeng Ren, David O’Neil and Jeffrey D. Miller (incorporated by reference to Exhibit 10.6 to Form 8-K, File No. 001-35588 filed on July 11, 2019).

10.7#
Executive Employment and Severance Agreement between Brian Kahn and Franchise Group, Inc., dated October 2, 2019 (incorporated by reference to Exhibit 10.3 to Form 8-K, File No. 001-35588 filed on October 4, 2019).

10.8#
Executive Employment and Severance Agreement between Eric Seeton and Franchise Group, Inc., dated October 2, 2019 (incorporated by reference to Exhibit 10.4 to Form 8-K, File No. 001-35588 filed on October 4, 2019).

Exhibit Number	Exhibit Description
10.9#
Executive Employment and Severance Agreement between Andrew Laurence and Franchise Group, Inc., dated October 2, 2019 (incorporated by reference to Exhibit 10.5 to Form 8-K, File No. 001-35588 filed on October 4, 2019).

10.10#
Executive Employment and Severance Agreement between Andrew Kaminsky and Franchise Group, Inc., dated October 2, 2019 (incorporated by reference to Exhibit 10.6 to Form 8-K, File No. 001-35588 filed on October 4, 2019).

10.11#	Franchise Group, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on December 5, 2019).
10.12#	Form of Franchise Group, Inc. 2019 Omnibus Incentive Plan Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K, File No. 001-35588 filed on December 5, 2019).
10.13#	Form of Franchise Group, Inc. 2019 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K, File No. 001-35588 filed on December 5, 2019).
10.14#
Form of Franchise Group, Inc. 2019 Omnibus Incentive Plan Performance Restricted Stock Unit Award Memorandum and Agreement (incorporated by reference to Exhibit 10.4 to Form 8-K, File No. 001-35588 filed on December 5, 2019).

10.15
Registration Rights Agreement, dated as of February 14, 2020, by and between Franchise Group, Inc. and Kayne FRG Holdings, L.P. (incorporated by reference to Exhibit 10.7, File No. 001-35588 filed on February 18, 2020).

10.16
Second Amended and Restated Limited Liability Company Agreement of Franchise Group New Holdco, LLC dated as of April 1, 2020, between Franchise Group New Holdco, Inc., as the company, and Franchise Group, Inc. (incorporated by reference to Exhibit 10.18.2 to Form 10-K/T, File No. 001-35588 filed on April 24, 2020).

10.17#	Executive Employment and Severance Agreement between Todd Evans and Franchise Group, Inc., dated as of August 1, 2020.
10.17.1#
Amendment to Executive Employment and Severance Agreement between Todd Evans and Franchise Group, Inc., dated as of March 8, 2021 (incorporated by reference to Exhibit 10.50.1 to Form 10-K, File No. 001-35588 filed March 10, 2021).

10.18
First Lien Credit Agreement, dated as of March 10, 2021, among Franchise Group, Inc., a Delaware corporation, as a Borrower and as Lead Borrower, Franchise Group Newco PSP, LLC, a Delaware limited liability company, Valor Acquisition, LLC, a Delaware limited liability company, and Franchise Group Newco Intermediate AF, LLC, a Delaware limited liability company, each as a Borrower, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed March 15, 2021).

10.18.1
First Amendment to First Lien Credit Agreement, dated as of November 22, 2021, by and among Franchise Group, Inc., Franchise Group Newco PSP, LLC, Valor Acquisition, LLC, Franchise Group Newco Intermediate AF, LLC, the other loan parties party thereto from time to time, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed November 24, 2021).

10.19
First Lien Guarantee Agreement, dated as of March 10, 2021, among Franchise Group, Inc., a Delaware corporation, Franchise Group Newco PSP, LLC, a Delaware limited liability company, Valor Acquisition, LLC, a Delaware limited liability company, Franchise Group Newco Intermediate AF, LLC, a Delaware limited liability company, the other Guarantors party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to Form 8-K, File No. 001-35588 filed March 15, 2021).

10.20
First Lien Collateral Agreement, dated as of March 10, 2021, among Franchise Group, Inc., a Delaware corporation, Franchise Group Newco PSP, LLC, a Delaware limited liability company, Valor Acquisition, LLC, a Delaware limited liability company, Franchise Group Newco Intermediate AF, LLC, a Delaware limited liability company, the other Grantors party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.3 to Form 8-K, File No. 001-35588 filed March 15, 2021).

10.21
Second Lien Credit Agreement, dated as of March 10, 2021, among Franchise Group, Inc., a Delaware corporation, as a Borrower and as Lead Borrower, Franchise Group Newco PSP, LLC, a Delaware limited liability company, Valor Acquisition, LLC, a Delaware limited liability company, and Franchise Group Newco Intermediate AF, LLC, a Delaware limited liability company, each as a Borrower, the Lenders from time to time party thereto and Alter Domus (US) LLC, as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.4 to Form 8-K, File No. 001-35588 filed March 15, 2021).

10.21.1
First Amendment to Second Lien Credit Agreement, dated as of November 22, 2021, by and among Franchise Group, Inc., Franchise Group Newco PSP, LLC, Valor Acquisition, LLC, Franchise Group Newco Intermediate AF, LLC, the other loan parties party thereto from time to time, and Alter Domus (US) LLC, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.2 to Form 8-K, File No. 001-35588 filed November 24, 2021).

Exhibit Number	Exhibit Description
10.22
Second Lien Guarantee Agreement, dated as of March 10, 2021, among Franchise Group, Inc., a Delaware corporation, Franchise Group Newco PSP, LLC, a Delaware limited liability company, Valor Acquisition, LLC, a Delaware limited liability company, Franchise Group Newco Intermediate AF, LLC, a Delaware limited liability company, the other Guarantors party thereto and Alter Domus (US) LLC, as Administrative Agent (incorporated by reference to Exhibit 10.5 to Form 8-K, File No. 001-35588 filed March 15, 2021).

10.23
Second Lien Collateral Agreement, dated as of March 10, 2021, among Franchise Group, Inc., a Delaware corporation, Franchise Group Newco PSP, LLC, a Delaware limited liability company, Valor Acquisition, LLC, a Delaware limited liability company, Franchise Group Newco Intermediate AF, LLC, a Delaware limited liability company, the other Grantors party thereto and Alter Domus (US) LLC, as Collateral Agent (incorporated by reference to Exhibit 10.6 to Form 8-K, File No. 001-35588 filed March 15, 2021).

10.24
Third Amended and Restated Loan and Security Agreement, dated as of March 10, 2021 (as the same may be amended, restated, amended and restated, supplemented or otherwise modified from time to time), among Franchise Group, Inc., a Delaware corporation, as Administrative Borrower and a Borrower, American Freight Outlet Stores, LLC, a Delaware limited liability company, American Freight, LLC, a Delaware limited liability company, Franchise Group Newco PSP, LLC, a Delaware limited liability company, Pet Supplies “Plus”, LLC, a Delaware limited liability company, Valor Acquisition, LLC, a Delaware limited liability company, Vitamin Shoppe Industries LLC, a New York limited liability company, Franchise Group Newco Intermediate AF, LLC, a Delaware limited liability company, each as a Borrower, the Guarantors from time to time party thereto, the Lenders and other entities from time to time parties thereto and JPMorgan Chase Bank, N.A., as Agent (incorporated by reference to Exhibit 10.7 to Form 8-K, File No. 001-35588 filed March 15, 2021).

10.24.1
First Amendment to Third Amended and Restated Loan and Security Agreement, dated as of November 22, 2021, by and among Franchise Group, Inc., Franchise Group Newco PSP, LLC, Valor Acquisition, LLC, Franchise Group Newco Intermediate AF, LLC, the other loan parties party thereto from time to time, and JPMorgan Chase Bank, N.A., as Agent (incorporated by reference to Exhibit 10.3 to Form 8-K, File No. 001-35588 filed November 24, 2021).

10.25
Second Amended and Restated Guaranty Agreement, dated as of March 10, 2021 (as it may be amended, restated, amended and restated, supplemented or otherwise modified from time to time), among Franchise Group, Inc., a Delaware corporation, as a Guarantor, the other Guarantors from time to time party thereto and JPMorgan Chase Bank, N.A., as Agent (incorporated by reference to Exhibit 10.8 to Form 8-K, File No. 001-35588 filed March 15, 2021).

10.26
Third Amended and Restated Pledge Agreement, dated as of March 10, 2021 (as the same may be amended, restated, amended and restated, supplemented or otherwise modified from time to time), among Franchise Group, Inc., a Delaware corporation, as Administrative Borrower and a Pledgor, the other Pledgors from time to time party thereto and JPMorgan Chase Bank, N.A., as Agent (incorporated by reference to Exhibit 10.9 to Form 8-K, File No. 001-35588 filed March 15, 2021).

10.27
Amended and Restated Intercreditor Agreement, dated as of November 22, 2021, by and among JPMorgan Chase Bank, N.A. as ABL Representative, JPMorgan Chase Bank N.A. as Initial First Lien Term Loan Representative, Alter Domus (US) LLC as Initial Second Lien Term Loan Representative, JPMorgan Chase Bank, N.A. as BDK First Lien Term Loan Representative and Alter Domus (US) LLC as BDK Second Lien Term Loan Representative (incorporated by reference to Exhibit 10.4 to Form 8-K, File No. 001-35588 filed November 24, 2021).

10.28
First Lien Pari Passu Intercreditor Agreement, dated as of November 22, 2021, by and among JPMorgan Chase Bank, N.A. as Initial FRG Representative and Initial FRG Collateral Agent and JPMorgan Chase Bank, N.A. as BDK Representative and BDK Collateral Agent (incorporated by reference to Exhibit 10.5 to Form 8-K, File No. 001-35588 filed November 24, 2021).

10.29
Second Lien Pari Passu Intercreditor Agreement, dated as of November 22, 2021, by and among Alter Domus (US) LLC, as Initial FRG Representative and Initial FRG Collateral Agent and Alter Domus (US) LLC, as BDK Representative and BDK Collateral Agent (incorporated by reference to Exhibit 10.6 to Form 8-K, File No. 001-35588 filed November 24, 2021).

10.30
Amended and Restated 1L/2L Intercreditor Agreement, dated as of November 22, 2021, by and among JPMorgan Chase Bank, N.A., as the Initial First Lien Representative and the Initial First Lien Collateral Agent for the First Lien Claimholders, Alter Domus (US) LLC, as the Initial Second Lien Representative and the Initial Second Lien Collateral Agent for the Second Lien Claimholders, JPMorgan Chase Bank, N.A. as the BDK First Lien Representative and the BDK First Lien Collateral Agent and Alter Domus (US) LLC as the BDK Second Lien Representative and the BDK Second Lien Collateral Agent (incorporated by reference to Exhibit 10.7 to Form 8-K, File No. 001-35588 filed November 24, 2021).

10.31
Four Lien Intercreditor Agreement, dated as of November 22, 2021, by and among JPMorgan Chase Bank, N.A., as First Lien Representative and the First Lien Collateral Agent for the First Lien Claimholders, Alter Domus (US) LLC, as the Second Lien Representative and the Second Lien Collateral Agent for the Second Lien Claimholders, JPMorgan Chase Bank, N.A. as Third Lien Representative and the Third Lien Collateral Agent for the Third Lien Claimholders, and Alter Domus (US) LLC, as Fourth Lien Representative and Fourth Lien Collateral Agent for the Fourth Lien Claimholders (incorporated by reference to Exhibit 10.8 to Form 8-K, File No. 001-35588 filed November 24, 2021).

Exhibit Number	Exhibit Description
10.32
First Lien Credit Agreement, dated as of November 22, 2021, by and among Franchise Group, Inc., Franchise Group Newco PSP, LLC, Valor Acquisition, LLC, Franchise Group Newco Intermediate AF, LLC, the lenders party thereto from time to time, and JPMorgan Chase Bank, NA., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.9 to Form 8-K, File No. 001-35588 filed November 24, 2021).

10.33
First Lien Collateral Agreement, dated as of November 22, 2021, by and among Franchise Group, Inc., Franchise Group Newco PSP, LLC, Valor Acquisition, LLC, Franchise Group Newco Intermediate AF, LLC, the other grantors party thereto from time to time, and JPMorgan Chase Bank, N.A. as Collateral Agent (incorporated by reference to Exhibit 10.10 to Form 8-K, File No. 001-35588 filed November 24, 2021).

10.34
First Lien Collateral Agreement, dated as of November 22, 2021, by and among W. S. Badcock Corporation and JPMorgan Chase Bank, N.A. as Collateral Agent (incorporated by reference to Exhibit 10.12 to Form 8-K, File No. 001-35588 filed November 24, 2021).

10.35
First Lien Guarantee Agreement, dated as of November 22, 2021, by and among Franchise Group, Inc., Franchise Group Newco PSP, LLC, Valor Acquisition, LLC, Franchise Group Newco Intermediate AF, LLC, the other guarantors party thereto from time to time, and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.13 to Form 8-K, File No. 001-35588 filed November 24, 2021).

10.36
First Lien Guarantee Agreement, dated as of November 22, 2021, by and among W.S. Badcock Corporation, the other guarantors party thereto from time to time, and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.14 to Form 8-K, File No. 001-35588 filed November 24, 2021).

10.37
Second Lien Credit Agreement, dated as of November 22, 2021, by and among Franchise Group, Inc., Franchise Group Newco PSP, LLC, Valor Acquisition, LLC, Franchise Group Newco Intermediate AF, LLC, the lenders party thereto from time to time, and Alter Domus (US) LLC, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.15 to Form 8-K, File No. 001-35588 filed November 24, 2021).

10.38
Second Lien Collateral Agreement, dated as of November 22, 2021, by and among Franchise Group, Inc., Franchise Group Newco PSP, LLC, Valor Acquisition, LLC, Franchise Group Newco Intermediate AF, LLC, the other grantors party thereto from time to time, and Alter Domus (US) LLC, as Collateral Agent (incorporated by reference to Exhibit 10.16 to Form 8-K, File No. 001-35588 filed November 24, 2021).

10.39
Second Lien Collateral Agreement, dated as of November 22, 2021, by and among W. S. Badcock Corporation and Alter Domus (US) LLC, as Collateral Agent (incorporated by reference to Exhibit 10.16 to Form 8-K, File No. 001-35588 filed November 24, 2021).

10.40
Second Lien Guarantee Agreement, dated as of November 22, 2021, by and among Franchise Group, Inc., Franchise Group Newco PSP, LLC, Valor Acquisition, LLC, Franchise Group Newco Intermediate AF, LLC, the other guarantors party thereto from time to time, and Alter Domus (US) LLC, as Administrative Agent (incorporated by reference to Exhibit 10.17 to Form 8-K, File No. 001-35588 filed November 24, 2021).

10.41
Second Lien Guarantee Agreement, dated as of November 22, 2021, by and among W.S. Badcock Corporation, the other guarantors party thereto from time to time, and Alter Domus (US) LLC, as Administrative Agent (incorporated by reference to Exhibit 10.18 to Form 8-K, File No. 001-35588 filed November 24, 2021).

10.42
Servicing Agreement, dated as of December 20, 2021, between W.S. Badcock Corporation and B. Riley Receivables, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed December 21, 2021).

10.43#*	Executive Employment and Severance Agreement between Lee Wright and Franchise Group, Inc., dated as of January 3, 2022.
21.1*	Subsidiaries of Franchise Group, Inc.
23.1*	Consent of Deloitte & Touche LLP
23.2*	Consent of Cherry Bekaert LLP
24.1*	Power of Attorney (included on signature page)
31.1**	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Exhibit Number	Exhibit Description
101	The following materials from the Registrant's Annual Report on Form 10-K for the year ended December 25, 2021, are formatted in XBRL (eXtensible Business Reporting Language):(i) Consolidated Balance Sheets as of December 25, 2021 and December 26, 2020 (ii) Consolidated Statements of Operations for the years ended December 25, 2021 and December 26, 2020, Transition Period ended December 28, 2019, December 29, 2018, and year ended April 30, 2019 iii) Consolidated Statements of Comprehensive Income for the years ended December 25, 2021 and December 26, 2020, Transition Period ended December 28, 2019, December 29, 2018, and year ended April 30, 2019, (iv) Consolidated Statement of Stockholders' Equity for the years ended December 25, 2021 and December 26, 2020, Transition Period ended December 28, 2019, December 29, 2018, and year ended April 30, 2019, (v) Consolidated Statements of Cash Flows for the years ended December 25, 2021 and December 26, 2020, Transition Period ended December 28, 2019, December 29, 2018, and year ended April 30, 2019, and (vi) Notes to Audited Consolidated Financial Statements.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
*    Filed herewith.
**    Furnished herewith.
#    Indicates management contract or compensatory plan

Item 16.    Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANCHISE GROUP, INC. (Registrant)
Date: February 23, 2022	By:	/s/ BRIAN R. KAHN
Brian R. Kahn Chief Executive Officer and Director (Principal Executive Officer)

Date: February 23, 2022	By:	/s/ ERIC F. SEETON
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

Date: February 23, 2022	By:	/s/ BRIAN R. KAHN
Brian R. Kahn Chief Executive Officer and Director (Principal Executive Officer)
Date: February 23, 2022	By:	/s/ ERIC F. SEETON
Eric F. Seeton Chief Financial Officer (Principal Financial and Accounting Officer)
Date: February 23, 2022	By:	/s/ MATTHEW AVRIL
Matthew Avril Director and Chairman of the Board
Date: February 23, 2022	By:	/s/ CYNTHIA DUBIN
Cynthia Dubin Director
Date: February 23, 2022	By:	/s/ PATRICK A. COZZA
Patrick A. Cozza Director

Date: February 23, 2022	By:	/s/ THOMAS HERSKOVITS
Thomas Herskovits Director
Date: February 23, 2022	By:	/s/ LISA FAIRFAX
Lisa Fairfax Director