Form 10-Q
period 2022-03-26
Franchise Group, Inc.
filed 2022-05-05
CIK 1528930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 26, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the registrant's common stock, par value $0.01 value per share, as of April 30, 2022 was 40,354,436 shares.

FRANCHISE GROUP, INC. AND SUBSIDIARIES

Form 10-Q for the Quarterly Period Ended March 26, 2022

PART I. FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS (UNAUDITED)

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
(In thousands, except share count and per share data)	March 26, 2022	March 27, 2021
Revenues:
Product	$979,164	$583,816
Service and other	148,282	28,576
Rental	8,024	8,953
Total revenues	1,135,470	621,345
Operating expenses:
Cost of revenue:
Product	616,585	339,414
Service and other	8,663	405
Rental	2,861	3,005
Total cost of revenue	628,109	342,824
Selling, general, and administrative expenses	376,995	225,545
Total operating expenses	1,005,104	568,369
Income from operations	130,366	52,976
Other expense:
Bargain purchase gain	(67)	—
Other	(21,977)	(36,726)
Interest expense, net	(92,327)	(47,435)
Income (loss) from continuing operations before income taxes	15,995	(31,185)
Income tax expense (benefit)	3,678	(2,851)
Income (loss) from continuing operations	12,317	(28,334)
Income (loss) from discontinued operations, net of tax	—	42,147
Net income (loss) attributable to Franchise Group, Inc.	$12,317	$13,813

Income (loss) per share from continuing operations:
Basic	$0.25	$(0.76)
Diluted	0.25	(0.76)

Net income (loss) per share:
Basic	$0.25	$0.29
Diluted	0.25	0.29

Weighted-average shares outstanding:
Basic	40,307,412	40,110,084
Diluted	41,107,793	40,110,084

See accompanying notes to condensed consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended
(In thousands)	March 26, 2022	March 27, 2021
Net income (loss)	$12,317	$13,813
Other comprehensive income (loss)
Unrealized (gain) loss on interest rate swap agreement, net of taxes of $— and $13, respectively	—	48
Foreign currency translation adjustment	—	223
Forward contracts related to foreign currency exchange rates	—	16
Other comprehensive income (loss)	—	287
Comprehensive income (loss)	$12,317	$14,100

 See accompanying notes to condensed consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share count and per share data)	March 26, 2022	December 25, 2021
Assets
Current assets:
Cash and cash equivalents	$149,597	$292,714
Current receivables, net	110,368	118,698
Current securitized receivables, net	386,886	369,567
Inventories, net	779,279	673,170
Current assets held for sale	203,679	—
Other current assets	28,403	24,063
Total current assets	1,658,212	1,478,212
Property, plant, and equipment, net	237,056	449,886
Non-current receivables, net	11,156	11,755
Non-current securitized receivables, net	48,355	47,252
Goodwill	806,697	806,536
Intangible assets, net	125,222	127,951
Tradenames	222,687	222,687
Operating lease right-of-use assets	713,820	714,741
Investment in equity securities	11,626	35,249
Other non-current assets	18,578	18,902
Total assets	$3,853,409	$3,913,171
Liabilities and Stockholders' Equity
Current liabilities:
Current installments of long-term obligations	$487,957	$486,170
Current operating lease liabilities	173,295	173,101
Accounts payable and accrued expenses	458,776	410,552
Other current liabilities	51,572	50,833
Total current liabilities	1,171,600	1,120,656
Long-term obligations, excluding current installments	1,286,972	1,383,725
Non-current operating lease liabilities	552,412	557,071
Other non-current liabilities	90,739	88,888
Total liabilities	3,101,723	3,150,340

Stockholders' equity:
Common stock, $0.01 par value per share, 180,000,000 shares authorized, 40,353,865 and 40,296,688 shares issued and outstanding at March 26, 2022 and December 25, 2021, respectively	404	403
Preferred stock, $0.01 par value per share, 20,000,000 shares authorized and 4,541,125 shares issued and outstanding at March 26, 2022 and December 25, 2021	45	45
Additional paid-in capital	480,628	475,396
Retained earnings	270,609	286,987
Total equity	751,686	762,831
Total liabilities and equity	$3,853,409	$3,913,171

See accompanying notes to condensed consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Three Months Ended March 26, 2022
(In thousands)	Common stock shares	Common stock	Preferred stock shares	Preferred stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Total Franchise Group equity
Balance at December 25, 2021	40,297	$403	4,541	$45	$475,396	$—	$286,987	$762,831
Net income	—	—	—	—	—	—	12,317	12,317
Exercise of stock options	15	—	—	—	180	—	—	180
Stock-based compensation expense, net	41	1	—	—	5,028	—	—	5,029
Issuance of common stock	1	—	—	—	24	—	—	24
Common dividend declared ($0.625 per share)	—	—	—	—	—	—	(26,567)	(26,567)
Preferred dividend declared ($0.469 per share)	—	—	—	—	—	—	(2,128)	(2,128)
Balance at March 26, 2022	40,354	$404	4,541	$45	$480,628	$—	$270,609	$751,686

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Three Months Ended March 27, 2021
(In thousands)	Common stock shares	Common stock	Preferred stock shares	Preferred stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Total Franchise Group equity
Balance at December 26, 2020	40,092	$401	1,250	$13	$382,383	$(1,399)	$3,769	$385,167
Net income	—	—	—	—	—	—	13,813	13,813
Total other comprehensive income	—	—	—	—	—	287	—	287
Exercise of stock options	3	—	—	—	25	—	—	25
Stock-based compensation expense, net	62	1	—	—	2,189	—	—	2,190
Issuance of Series A Preferred Stock	—	—	3,291	32	79,509	—	—	79,541
Common dividend declared ($0.375 per share)	—	—	—	—	—	—	(15,434)	(15,434)
Preferred dividend declared ($0.469 per share)	—	—	—	—	—	—	(2,129)	(2,129)
Balance at March 27, 2021	40,157	$402	4,541	$45	$464,106	$(1,112)	$19	$463,460

See accompanying notes to condensed consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
(In thousands)	March 26, 2022	March 27, 2021
Operating Activities
Net income	$12,317	$13,813
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	15,103	710
Depreciation, amortization, and impairment charges	22,033	14,176
Amortization of deferred financing costs and prepayment penalties	71,679	67,699
Stock-based compensation expense	5,447	2,550
Change in fair value of investment	23,723	—
(Gain) on bargain purchases and sales of Company-owned stores	(2,206)	(623)
Other non-cash items	(2,227)	(62)
Changes in operating assets and liabilities	(83,716)	(22,512)
Net cash provided by operating activities	62,153	75,751
Investing Activities
Purchases of property, plant, and equipment	(9,752)	(11,667)
Proceeds from sale of property, plant, and equipment	2,554	277
Acquisition of business, net of cash and restricted cash acquired	(3,930)	(463,753)
Issuance of operating loans to franchisees	—	(17,058)
Payments received on operating loans to franchisees	—	21,644
Net cash (used in) investing activities	(11,128)	(470,557)
Financing Activities
Dividends paid	(27,315)	(15,620)
Issuance of long-term debt and other obligations	124,358	1,306,724
Repayment of long-term debt and other obligations	(290,202)	(854,665)
Issuance of common stock	24	—
Issuance of preferred stock	—	79,541
Principal payments of finance lease obligations	(768)	—
Payment for debt issue costs and prepayment penalty on extinguishment	—	(87,490)
Other stock compensation transactions	(239)	(336)
Net cash provided by (used in) financing activities	(194,142)	428,154
Effect of exchange rate changes on cash, net	—	56
Net increase (decrease) in cash equivalents and restricted cash	(143,117)	33,404
Cash, cash equivalents and restricted cash at beginning of period	292,714	151,502
Cash, cash equivalents and restricted cash at end of period	$149,597	$184,906
Supplemental Cash Flow Disclosure
Cash paid for taxes, net of refunds	$274	$65
Cash paid for interest	21,424	39,730
Accrued capital expenditures	3,177	3,019
Tax receivable agreement included in other long-term liabilities	—	16,775
See accompanying notes to condensed consolidated financial statements.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

(In thousands)	March 26, 2022	March 27, 2021
Cash and cash equivalents	$149,597	$164,858
Restricted cash included in other non-current assets	—	368
Cash and cash equivalents for discontinued operations	—	19,680
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$149,597	$184,906

Amounts included in other non-current assets represent those required to be set aside by a contractual agreement with an insurer for the payment of specific workers’ compensation claims.

FRANCHISE GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 26, 2022 and March 27, 2021

(1) Basis of Presentation

Unless otherwise stated, references to the "Company," "we," "us," and "our" in this Quarterly Report on Form 10-Q (the "Quarterly Report") refer to Franchise Group, Inc. and its direct and indirect subsidiaries on a consolidated basis. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 25, 2021 that was filed with the Securities and Exchange Commission (“SEC”) on February 23, 2022 (the “Form 10-K”).

In the opinion of management, all adjustments (including those of a normal recurring nature) necessary for a fair presentation of such condensed consolidated financial statements in accordance with GAAP have been recorded. The December 25, 2021 balance sheet information was derived from the audited financial statements as of that date.

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

(2) Acquisitions

The Company continually looks to diversify and grow its portfolio of brands through acquisitions. On March 10, 2021, the Company completed its acquisition (the "Pet Supplies Plus Acquisition") of Pet Supplies Plus, on September 27, 2021, the Company completed its acquisition (the "Sylvan Acquisition") of Sylvan Learning ("Sylvan"), and on November 22, 2021, the Company completed its acquisition (the "Badcock Acquisition" and, collectively with the Sylvan Acquisition and the Pet Supplies Plus Acquisition, the “Acquisitions”) of W.S. Badcock Corporation ("Badcock").

Badcock Acquisition

On November 22, 2021, the Company completed the Badcock Acquisition. The preliminary fair value of the consideration transferred at the acquisition date was $548.7 million. For the three months ended March 26, 2022, $0.6 million of acquisition fees had been incurred that are recorded in selling, general and administrative expenses.

The table below summarizes the unaudited preliminary estimates of the fair values of the identifiable assets acquired and liabilities assumed in the Badcock Acquisition on November 22, 2021. The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in an adjustment to the preliminary values presented below. In the three months ended March 26, 2022, the preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed were adjusted, which resulted in an increase in the bargain purchase gain of $0.1 million. The increase was primarily due to an increase in operating lease right-of use assets of $3.9 million related to market lease terms partially offset by a $1.1 million increase in other long-term liabilities for deferred taxes and a net working capital true-up of $2.9 million. The Company expects to complete the purchase price allocation as soon as reasonably possible but not to exceed one year from the date of completion of the Badcock Acquisition.

(In thousands)	Preliminary November 22, 2021
Cash and cash equivalents	$23,413
Inventories, net	130,045
Accounts receivable	411,268
Other current assets	5,023
Property, plant, and equipment	233,938
Operating lease right-of-use assets	55,626
Other non-current assets	2,506
Total assets	861,819
Current operating lease liabilities	12,070
Accounts payable and accrued expenses	71,436
Other current liabilities	18,942
Current installments of long-term obligations	5,261
Long-term obligations, excluding current installments	7,247
Non-current operating lease liabilities	39,599
Other long-term liabilities	26,504
Total liabilities	181,059

Bargain purchase gain	(132,110)

Consideration transferred	$548,650

Operating lease right-of-use assets of $55.6 million and operating and lease liabilities of $51.7 million, consist of leases for retail store locations, warehouses and office equipment.

Property, plant, and equipment consists of fixtures and equipment of $93.0 million, buildings and building improvements of $93.1 million, land and land improvements of $33.4 million, leasehold improvements of $23.7 million, and construction in progress of $1.4 million.

During the three months ended March 26, 2022, the preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed were adjusted, which resulted in a $0.1 million increase to the bargain purchase gain for a cumulative bargain purchase gain of $132.1 million. The adjustment is classified as "Bargain purchase gain" on the Consolidated Statements of Operations for the three months ended March 26, 2022. The Company believes the seller in the Badcock Acquisition was willing to accept a bargain purchase price in return for the Company's ability to act more quickly, partially due to the Company's access to capital to complete the transaction, and with greater certainty than any other prospective acquirer. Additionally, the Company believes the seller in the Badcock Acquisition was motivated to complete the transaction as part of an overall repositioning of its business. Upon completion of this reassessment, the Company concluded that recording a bargain purchase gain with respect to the Badcock Acquisition was appropriate and required under GAAP. The tax impact related to the bargain purchase gain was non-taxable and impacted the Company's effective tax rate for the period.

Sylvan Acquisition

On September 27, 2021, the Company completed the Sylvan Acquisition. The preliminary fair value of the consideration transferred at the acquisition date was $82.9 million.

The table below summarizes the preliminary estimates of the fair values of the identifiable assets acquired and liabilities assumed in the Sylvan Acquisition on September 27, 2021. The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in an adjustment to the preliminary values presented below. In the three months ended March 26, 2022, the preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed were adjusted, which resulted in a decrease in goodwill of $0.1 million. The decrease was due to a net working capital true-up of $0.1 million. The Company expects to complete the purchase price allocation as soon as reasonably possible but not to exceed one year from the date of completion of the Sylvan Acquisition.

(In thousands)	Preliminary September 27, 2021
Cash and cash equivalents	$4,364
Other current assets	3,592
Property, plant, and equipment	26,324
Goodwill	19,406
Tradenames	24,987
Operating lease right-of-use assets	2,874
Other intangible assets	19,412
Other non-current assets	185
Total assets	101,144
Current operating lease liabilities	891
Accounts payable and accrued expenses	6,072
Non-current operating lease liabilities	1,984
Other long-term liabilities	9,320
Total liabilities	18,267
Consideration transferred	$82,877

Other intangible assets consists of the franchise agreements of $18.3 million and proprietary content of $1.1 million.
Property, plant and equipment consists of fixtures and equipment of $0.3 million, leasehold improvements of $0.7 million, and software and electronic content of $25.3 million.

Pet Supplies Plus Acquisition

On March 10, 2021, the Company completed the Pet Supplies Plus Acquisition. The preliminary fair value of the consideration transferred at the acquisition date was $451.3 million.

The table below summarizes the unaudited estimates of the fair values of the identifiable assets acquired and liabilities assumed in the Pet Supplies Plus Acquisition on March 10, 2021. In the three months ended March 26, 2022, the preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed were finalized, which resulted in an increase in goodwill of $0.1 million. The increase was due to a $0.1 million decrease of deferred franchise fees. The Company has completed the purchase price allocation of the Pet Supplies Plus Acquisition.

(In thousands)	Preliminary March 10, 2021
Cash and cash equivalents	$2,131
Other current assets	39,844
Inventories, net	118,600
Property, equipment and software, net	75,616
Goodwill	335,995
Operating lease right-of-use assets	151,243
Tradenames	104,400
Other intangible assets, net	101,400
Other non-current assets	6,393
Total assets	935,622
Current operating lease liabilities	25,405
Accounts payable and accrued expenses	82,237
Other current liabilities	1,606
Current installments of long-term obligations	3,507
Long-term obligations, excluding current installments	247,458
Non-current operating lease liabilities	114,292
Other long-term liabilities	9,761
Total liabilities	484,266
Consideration transferred	$451,356

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

Wag N' Wash Acquisition

On February 22, 2022, the Company's Pet Supplies Plus segment completed the acquisition of Wag N' Wash ("Wag N' Wash Acquisition"), an emerging natural pet food, self-wash, and grooming franchise, for an all cash purchase price of $0.9 million, and five of the Wag N' Wash stores were subsequently sold to a franchisee for $0.6 million. The Company expects to complete the purchase price allocation as soon as reasonably possible but not to exceed one year from the date of completion of the Wag N' Wash Acquisition. The components of the purchase price allocation are not presented herein due to the immateriality of the transaction to the Company overall.

Pro forma financial information
The following unaudited consolidated pro forma summary has been prepared by adjusting the Company's historical data to give effect to the Acquisitions as if they had occurred on December 25, 2021.

	Pro forma (Unaudited)
	Three Months Ended
(In thousands)	March 26, 2022	March 27, 2021
Revenue	$1,135,469	$1,052,002
Net income	12,366	55,276
Basic net income per share	$0.31	$1.38
Diluted net income per share	$0.30	$1.35

These unaudited pro forma results include adjustments such as inventory step-up, amortization of acquired intangible assets, depreciation of acquired property, equipment, and software and interest expense on debt financing in connection with the Acquisitions. Material, nonrecurring pro forma adjustments directly attributable to the Acquisitions include:

•Acquired inventory step-up to its fair value of $2.3 million is assumed to be recorded in the first quarter of 2020 and therefore removed from the three months ended March 27, 2021.

•Acquisition transaction related costs of $4.9 million that were incurred during the three months ended March 27, 2021 are assumed to have occurred on the pro forma close date of January 1, 2020, and recognized as if incurred in the first quarter of 2020.

The unaudited consolidated pro forma financial information was prepared in accordance with GAAP and is not necessarily indicative of the results of operations that would have occurred if the Acquisitions had been completed on the date indicated, nor is it indicative of the future operating results of the Company.

The unaudited pro forma results do not reflect events that either have occurred or may occur after the Acquisitions, including, but not limited to, the anticipated realization of operating synergies in subsequent periods. They also do not give effect to certain charges that the Company expects to incur in connection with the acquisition, including, but not limited to, additional professional fees and employee integration.

(3) Discontinued Operations and Assets Held for Sale

Liberty Tax Divestiture
On July 2, 2021, the Company completed the sale of its Liberty Tax business (the "Liberty Transaction") to NextPoint Acquisition Corp. ("Next Point") and received total consideration of approximately $255.3 million, consisting of approximately $181.2 million in cash and approximately $74.1 million in proportionate voting shares of NextPoint recorded as an investment in equity securities in "Investment in equity securities" on the Condensed Consolidated Balance Sheets. As a result of the Liberty Transaction, the financial position and results of operations of the Liberty Tax business are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for the three months ended March 27, 2021.

The following is a Condensed Consolidated Statement of Operations for the Liberty Tax business. The amounts are included in "Income (loss) from discontinued operations, net of tax" in the Company's Condensed Consolidated Statements of Operations.

	Three Months Ended
(In thousands)	March 26, 2022	March 27, 2021
Revenue	$—	$76,480
Selling, general, and administrative expenses	—	34,061
Income from operations	—	42,419
Other expense:
Other	—	153
Interest expense, net	—	(11)
Income before income taxes	—	42,561
Income tax expense	—	414
Net income attributable to discontinued operations	$—	$42,147

The following is the operating and investing activities for the Liberty Tax business. These amounts are included in the Company's Condensed Consolidated Statement of Cash Flows.

	Three Months Ended
(In thousands)	March 26, 2022	March 27, 2021
Cash flows provided by operating activities from discontinued operations	$—	$15,787
Cash flows provided by investing activities from discontinued operations	$—	$2,058

Assets Held for Sale
As of March 26, 2022, the Company's Badcock segment was negotiating sale-leaseback transactions for retail locations, distribution centers, and its corporate headquarters. The net book value of the properties of $203.7 million is classified as "Current assets held for sale" on the Condensed Consolidated Balance Sheets. The retail locations, distribution centers, and corporate headquarters are classified as assets held for sale as the Company is presently in active negotiations and the assets are expected to be sold within a year. The sale of the retail locations was completed on March 31, 2022 for net proceeds of $94.0 million. Purchases and sale agreements for the distribution centers for net proceeds of $150.0 million and the headquarters for net proceeds of $18.5 million were entered into on April 15, 2022 and April 26, 2022, respectively. The sales of the distribution centers and headquarters are expected to close during the second quarter of fiscal year 2022, at which time a corresponding operating lease right of use asset and operating lease liability will be recorded to the Condensed Consolidated Balance Sheets for the transactions.

(4) Accounts and Notes Receivable

Current and non-current receivables as of March 26, 2022 and December 25, 2021 are presented in the Condensed Consolidated Balance Sheets as follows:

(In thousands)	March 26, 2022	December 25, 2021
Accounts receivable	$82,848	$86,087
Notes receivable	1,506	1,681
Interest receivable	55	54
Income tax receivable	27,149	32,448
Allowance for doubtful accounts	(1,190)	(1,572)
Current receivables, net	110,368	118,698
Notes receivable, non-current	11,580	12,183
Allowance for doubtful accounts, non-current	(424)	(428)
Non-current receivables, net	11,156	11,755
Total receivables	$121,524	$130,453

Notes receivable are due from the Company's franchisees and are collateralized by the underlying franchise. The debtors' ability to repay the notes is dependent upon both the performance of the franchisee's industry as a whole and the individual franchise areas.

Secured Borrowing Accounting

On December 20, 2021, Badcock entered into a Master Receivables Purchase Agreement (the “Receivables Purchase Agreement”) with B. Riley Receivables, LLC (the "Purchaser") and consummated the sale to the Purchaser of the existing consumer credit receivables portfolio of Badcock as of December 15, 2021 for a purchase price of $400.0 million in cash and the sale of additional receivables for up to 90 days after the signing of the Receivables Purchase Agreement. In connection with the Receivables Purchase Agreement, Badcock entered into a Servicing Agreement (the “Servicing Agreement”) with the Purchaser pursuant to which Badcock will provide to the Purchaser certain customary servicing and account management services in respect of the receivables purchased by the Purchaser under the Receivables Purchase Agreement.

As a result of the transaction, the Company's Badcock segment sold beneficial interests in revolving lines of credit that it originated. The sales of the beneficial interests in the revolving lines of credit are accounted for as secured borrowings on our Condensed Consolidated Balance Sheets, with both assets and non-recourse liabilities, since the sales do not qualify as a sale under ASC 860 - "Transfers and Servicing," even though the underlying receivables are deemed to be legally sold. The income earned on the securitized revolving lines of credit is recorded as interest income in "Service and other revenues" and the accretion of the securitized debt is recorded in "Interest expense, net" on the Condensed Consolidated Statements of Operations.

Current securitized receivables, net includes $463.3 million of securitized receivables and an unamortized discount of  $76.4 million. Non-current securitized receivables, net includes $57.9 million of securitized receivables and an unamortized discount of $9.6 million.

(5) Goodwill and Intangible Assets

The Company performs impairment tests for goodwill as of the end of July of each fiscal year and between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair values of the Company's reporting units below their carrying values. There are no accumulated goodwill impairment losses recorded.

Changes in the carrying amount of goodwill for the three months ended March 26, 2022 are as follows:

	Vitamin Shoppe	Pet Supplies Plus	American Freight	Buddy's	Sylvan	Total
Balance as of December 25, 2021	$1,277	$335,875	$370,829	$79,099	$19,456	$806,536
Acquisitions	—	937	—	—	—	937
Disposals and purchase accounting adjustments	—	(726)	—	—	(50)	(776)
Balance as of March 26, 2022	$1,277	$336,086	$370,829	$79,099	$19,406	$806,697

Components of intangible assets as of March 26, 2022 and December 25, 2021 were as follows:

	March 26, 2022
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite lived tradenames	$222,687	$—	$222,687

Intangible assets
Franchise and dealer agreements	$95,865	$(8,379)	$87,486
Customer contracts	42,414	(6,128)	36,286
Other intangible assets	1,929	(479)	1,450
Total intangible assets	$140,208	$(14,986)	$125,222

	December 25, 2021
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite lived tradenames	$222,687	$—	$222,687

Intangible assets
Franchise and dealer agreements	$95,865	$(6,571)	$89,294
Customer contracts	42,414	(5,215)	37,199
Other intangible assets	1,836	(378)	1,458
Total intangible assets	$140,115	$(12,164)	$127,951

(6) Revenue

For details regarding the principal activities from which the Company generates its revenue, see "Note 1. Description of Business and Summary of Significant Account Policies Presentation" in the Form 10-K. For more detailed information regarding reportable segments, see "Note 13. Segments" in this Quarterly Report. The following represents the disaggregated revenue by reportable segments for the three months ended March 26, 2022:

	March 26, 2022
	Vitamin Shoppe	Pet Supplies Plus	Badcock	American Freight	Buddy's	Sylvan	Consolidated
(In thousands)	Three Months Ended
Retail sales	$310,430	$162,549	$166,642	$211,513	$1,070	$11	$852,215
Wholesale sales	175	123,232	—	3,542	—	—	126,949
Total product revenue	310,605	285,781	166,642	215,055	1,070	11	979,164
Royalties and other franchise based fees	134	9,062	—	548	4,824	9,509	24,077
Financing revenue	—	—	—	8,175	—	—	8,175
Interest income	—	73	65,269	195	—	—	65,537
Warranty and damage revenue	—	—	13,546	11,479	1,604	—	26,629
Other revenues	214	6,298	10,802	5,964	63	523	23,864
Total service revenue	348	15,433	89,617	26,361	6,491	10,032	148,282
Rental revenue, net	—	—	—	—	8,024	—	8,024
Total rental revenue	—	—	—	—	8,024	—	8,024
Total revenue	$310,953	$301,214	$256,259	$241,416	$15,585	$10,043	$1,135,470

The following represents the disaggregated revenue by reportable segments for the three months ended March 27, 2021:

	March 27, 2021
	Vitamin Shoppe	Pet Supplies Plus †	American Freight	Buddy's	Consolidated
(In thousands)	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended
Retail sales	$294,739	$31,365	$239,058	$1,368	$566,530
Wholesale sales	—	17,287	—	—	17,287
Total product revenue	294,739	48,652	239,058	1,368	583,817
Royalties and other franchise based fees	—	1,390	—	4,555	5,945
Financing revenue	—	—	8,579	—	8,579
Interest income	—	13	295	—	308
Warranty and damage revenue	—	—	6,397	1,806	8,203
Other revenues	—	1,254	4,188	98	5,540
Total service revenue	—	2,657	19,459	6,459	28,575
Rental revenue, net	—	—	—	8,953	8,953
Total rental revenue	—	—	—	8,953	8,953
Total revenue	$294,739	$51,309	$258,517	$16,780	$621,345

† Reflects the results from the March 10, 2021 acquisition date.

Contract Balances

The following table provides information about receivables and contract liabilities (deferred revenue) from contracts with customers as of March 26, 2022 and December 25, 2021:

(In thousands)	March 26, 2022	December 25, 2021
Accounts Receivable	$82,848	$86,087
Notes receivable	1,505	13,864

Customer deposits	$36,515	$37,626
Gift cards and loyalty programs	8,417	7,604
Deferred franchise fee revenue	17,691	16,984
Other deferred revenue	10,134	8,400
Total deferred revenue	$72,757	$70,614
Deferred revenue for customer deposits, gift card or store credits outstanding, and loyalty reward program credits are generally recognized within one year following the revenue deferral. Deferred franchise fee revenue is recognized over the term of the agreement, which is generally between five and ten years.

(7) Long-Term Obligations

For details regarding the Company's long-term debt obligations, refer to “Note 9. - Long-Term Obligations” in the Form 10-K.

Long-term obligations at March 26, 2022 and December 25, 2021 were as follows:

(In thousands)	March 26, 2022	December 25, 2021
Term loans, net of debt issuance costs
First lien term loan, due March 10, 2026	$791,461	$790,057
Second lien term loan, due September 10, 2026	287,729	287,188
Badcock first lien term loan, due November 22, 2023	171,389	201,530
Badcock second lien term loan, due November 22, 2023	—	146,616
Total term loans, net of debt issuance costs	1,250,579	1,425,391
Revolving credit facilities	87,000	20,000
Debt securitized by accounts receivable, net of discount	422,053	407,502
Other long-term obligations	9,475	10,537
Finance lease liabilities	5,822	6,465
Total long-term obligations	1,774,929	1,869,895
Less current installments	487,957	486,170
Total long-term obligations, excluding current installments, net	$1,286,972	$1,383,725

The Badcock First and Second Lien Term Loans are classified as current in the Condensed Consolidated Balance Sheets as proceeds from the sale leaseback transactions of Badcock real estate will be used to repay the term loans. See "Note 3. - Discontinued Operations and Assets Held for Sale" in this Quarterly Report for details of the sale-leaseback transactions.

Debt Related to the Securitization of Accounts Receivable

In December 2021, the Company's Badcock segment sold beneficial interests in the revolving lines of credit that it originated. The sales of the beneficial interests in the revolving lines of credit are accounted for as secured borrowings on our Condensed Consolidated Balance Sheets with both assets and non-recourse liabilities because the sales do not qualify as a sale under ASC 860 - "Transfers and Servicing," even though the underlying receivables are deemed to be legally sold. The income earned on the securitized revolving lines of credit is recorded as interest income in service and other revenues with a corresponding amount recorded in Interest expense, net on the Condensed Consolidated Statements of Operations.

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

Debt securitized by accounts receivable, net includes $349.3 million of securitized debt and an unamortized discount of $72.8 million. Current installments of debt securitized by accounts receivable, net includes $256.6 million of securitized debt and an unamortized discount of $53.5 million.

(8) Income Taxes

Overview

For the three months ended March 26, 2022 and March 27, 2021, the Company had an effective tax rate from continuing operations of 23.0% and 9.1%, respectively. The change in the effective tax rate compared to the prior year is due to the reversal of a valuation allowance related to net operating loss carryforwards in the prior year.

Tax Receivable Agreement

On July 10, 2019, the Company entered into a tax receivable agreement with the then-existing non-controlling interest holders (the "Tax Receivable Agreement") that provides for the payment by the Company to the non-controlling interest holders of 40% of the cash savings, if any, in federal, state and local taxes that the Company realizes or is deemed to realize as a result of any increases in tax basis of the assets of Franchise Group New Holdco, LLC ("New Holdco") resulting from future redemptions or exchanges of New Holdco units.

Payments will be made when such Tax Receivable Agreement related deductions actually reduce the Company’s income tax liability. No payments were made to members of New Holdco pursuant to the Tax Receivable Agreement during the quarter ended March 26, 2022. Pursuant to the Company's election under Section 754 of the Internal Revenue Code (the "Code"), the Company has obtained an increase in its share of the tax basis in the net assets of New Holdco when the New Holdco units were redeemed or exchanged by the non-controlling interest holders and other qualifying transactions. The Company has treated the redemptions and exchanges of New Holdco units by the non-controlling interest holders as direct purchases of New Holdco units for U.S. federal income tax purposes. This increase in tax basis will reduce the amounts that it would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

(9) Net Income (Loss) Per Share

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

The following table sets forth the calculations of basic and diluted net income (loss) per share:

	Three Months Ended
(In thousands, except for share and per share amounts)	March 26, 2022	March 27, 2021
Net income (loss) from continuing operations attributable to Franchise Group	$12,317	$(28,334)
Less: Preferred dividend declared	(2,128)	(2,129)
Adjusted net income (loss) from continuing operations available to Common Stockholders	10,189	(30,463)
Net income from discontinued operations attributable to Franchise Group	—	42,147
Adjusted net income (loss) available to Common Stockholders	$10,189	$11,684

Weighted-average common stock outstanding	40,307,412	40,110,084
Net dilutive effect of stock options and restricted stock	800,381	—
Weighted-average diluted shares outstanding	41,107,793	40,110,084

Basic net income (loss) per share:
Continuing operations	$0.25	$(0.76)
Discontinued operations	—	1.05
Basic net income per share	$0.25	$0.29

Diluted net income (loss) per share:
Continuing operations	$0.25	$(0.76)
Discontinued operations	—	1.05
Diluted net income per share	$0.25	$0.29

(10) Stock Compensation Plans

For a discussion of our stock-based compensation plans, refer to “Note 11. - Stock Compensation Plans” of the Form 10-K.

Restricted Stock Units

The Company has awarded service-based restricted stock units (the "RSUs") to its non-employee directors, officers and certain employees. The Company recognizes expense based on the estimated fair value of the RSUs granted over the vesting period on a straight-line basis. The fair value of RSUs is determined using the Company's closing stock price on the date of the grant. At March 26, 2022, unrecognized compensation costs related to the RSUs were $8.8 million. These costs are expected to be recognized through fiscal year 2024.

The following table summarizes the status of the RSUs as of and changes during the three months ended March 26, 2022:

	Number of RSUs	Weighted average fair value at grant date
Balance as of December 25, 2021	269,708	$27.92
Granted	114,039	42.21
Vested	(51,602)	41.97
Canceled	—	—
Balance as of March 26, 2022	332,145	$33.00

Performance Restricted Stock Units

The Company has awarded performance restricted stock units (the "PRSUs") to its officers and certain employees. The Company recognizes expense based on the estimated fair value of the PRSUs granted over the vesting period on a straight-line basis. The fair value of PRSUs is determined using the Company's closing stock price on the date of the grant. At March 26, 2022, unrecognized compensation costs related to the PRSUs were $11.7 million. These costs are expected to be recognized through fiscal year 2024.

The following table summarizes the status of the PRSUs as of and changes during the three months ended March 26, 2022:

	Number of PRSUs	Weighted average fair value at grant date
Balance as of December 25, 2021	706,260	$19.90
Granted	101,366	42.41
Vested	—	—
Canceled	—	—
Balance as of March 26, 2022	807,626	$22.72

Market-Based Performance Restricted Stock Units

The Company has awarded market-based performance restricted stock units (the "MPRSUs") to its officers and certain employees. The Company recognizes expense based on the estimated fair value of the MPRSUs granted over the vesting period on a straight-line basis. The fair value of MPRSUs is determined using a Monte Carlo simulation valuation model to calculate grant date fair value. Compensation expense is recognized over the requisite service period using the proportionate amount of the award's fair value that has been earned through service to date. At March 26, 2022, unrecognized compensation costs related to the MPRSUs were $15.2 million. These costs are expected to be recognized through fiscal year 2024.

The following table summarizes the status of the MPRSUs as of and changes during the three months ended March 26, 2022:

	Number of MPRSUs	Weighted average fair value at grant date
Balance as of December 25, 2021	826,926	$20.13
Granted	70,000	39.67
Vested	—	—
Canceled	—	—
Balance as of March 26, 2022	896,926	$21.66

Stock Options

The Company has awarded stock options to its non-employee directors and officers. As of March 26, 2022 and March 27, 2021, there were 317,033 and 388,409 stock options outstanding, respectively. During the three months ended March 26, 2022, there were no stock options granted, 15,000 stock options exercised, and no stock options forfeited. The weighted-average exercise price of stock options outstanding was $9.92 per share as of March 26, 2022. All outstanding stock options will expire in fiscal years 2023 and 2024.

At March 26, 2022 and March 27, 2021, there were zero and 63,334 non-vested stock options outstanding, respectively. At March 26, 2022, there was no remaining unrecognized compensation cost related to vested or non-vested stock options.
The following table summarizes information about stock options outstanding and exercisable at March 26, 2022:

	Options Outstanding and Exercisable
Range of exercise prices	Number	Weighted average exercise price	Weighted average remaining contractual life (in years)

$0.00 - $10.89	204,500	$8.80	1.3
$10.90 - $12.01	112,533	11.97	2.1
	317,033	$9.92

Stock Compensation Expense

The Company recorded $5.4 million and $2.6 million during the three months ended March 26, 2022 and March 27, 2021, respectively.

The Company has stock based incentive plans at various operating companies which are recorded as liabilities. The total aggregate liability for these plans as of March 26, 2022 is $2.6 million, recorded in "Accounts payable and accrued expenses" on the Condensed Consolidated Balance Sheets. During the three months ended March 26, 2022, total expense recognized related to these plans was $1.2 million. Future expense to be recognized for these plans as of March 26, 2022 is $21.5 million.

(11) Related Party Transactions

The Company considers any of its directors, executive officers or beneficial owners of more than 5% of our common stock, or any member of the immediate family of the foregoing persons, to be related parties.

Messrs. Kahn and Laurence

Brian Kahn and Vintage Capital Management, LLC and its affiliates ("Vintage"), in aggregate, held approximately 31% of the aggregate voting power of the Company through their ownership of common stock as of March 26, 2022. Brian Kahn and Andrew Laurence are principals of Vintage. Mr. Kahn is a member of the Board of Directors, President and Chief Executive Officer of the Company. Mr. Laurence is an Executive Vice President of the Company, served as a member of the Company's Board of Directors until the Company's annual meeting of stockholders in May 2021 and served as the Company's Chairman of the Board until March 31, 2020.

Buddy's Franchises. Mr. Kahn's brother-in-law owns seven Buddy's franchises. All transactions between the Company's Buddy's segment and Mr. Kahn's brother-in-law are conducted on a basis consistent with other franchisees.

Tax Receivable Agreement

The Company previously had a non-controlling interest in New Holdco as a result of its acquisition of Buddy's on July 10, 2019. On April 1, 2020, the Company redeemed all of the non-controlling interest units. On July 10, 2019, the Company entered into the Tax Receivable Agreement with the then-existing non-controlling interest holders, which comprised the former equity holders of Buddy's (the "Buddy's Members") that provides for the payment by the Company to the non-controlling interest holders of 40% of the amount of any tax benefits that the Company actually realizes as a result of increases in the tax basis of the net assets of New Holdco resulting from any redemptions or exchanges of New Holdco units. Amounts due under the Tax Receivable Agreement to the Buddy's Members as of March 26, 2022 were $17.3 million which is recorded in "Other non-current liabilities" in the accompanying Condensed Consolidated Balance Sheets. No payments were made to Buddy's Members pursuant to the Tax Receivable Agreement during the three months ended March 26, 2022.

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

Guarantees

The Company remains secondarily liable under various real estate leases that were assigned to franchisees who acquired Pet Supplies Plus stores from the Company. In the event of the failure of an acquirer to pay lease payments, the Company could be obligated to pay the remaining lease payments which extend through 2033 and in aggregate are $25.4 million and $22.9 million as of March 26, 2022 and December 25, 2021, respectively. If the Company is required to make payments under these guarantees, the Company could seek to recover those amounts from the franchisees or in some cases their affiliates. The Company believes that payment under these guarantees is remote as of March 26, 2022.

(13) Segments

The Company's operations are conducted in six reportable business segments: Vitamin Shoppe, Pet Supplies Plus, Badcock, American Freight, Buddy's, and Sylvan. The Company defines its segments as those operations which results its chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources. The results of operations of Pet Supplies Plus are included in the Company's results of operations beginning on March 11, 2021, the results of operations of Sylvan are included in the Company's results of operations beginning on September 27, 2021, and the results of operations of Badcock are included in the Company's results of operations beginning on November 22, 2021.

The Vitamin Shoppe segment is an omnichannel specialty retailer and wellness lifestyle company with the mission of providing customers with the most trusted products, guidance, and services to help them become their best selves, however they define it. The Vitamin Shoppe segment offers one of the largest varieties of products among vitamin, mineral and supplement retailers. The broad product offering enables the company to provide customers with a depth of selection of products that may not be readily available at other specialty retailers or mass merchants, such as discount stores, supermarkets, drug stores and wholesale clubs. The Vitamin Shoppe continues to focus on improving the customer experience through the roll-out of initiatives including increasing customer engagement and personalization, redesigning the omnichannel experience (including in stores as well as through the internet and mobile devices), growing private brands and improving the effectiveness of pricing and promotions. Vitamin Shoppe is headquartered in Secaucus, New Jersey.

The Pet Supplies Plus segment is a leading omnichannel retail chain and franchisor of pet supplies and services. Pet Supplies Plus has a diversified revenue model comprised of Company-owned store revenue, franchise royalties and revenue generated by the wholesale distribution of products to its franchisees. Pet Supplies Plus offers a curated selection of premium brands, proprietary private labels and specialty products with retail price parity with online players. Additionally, Pet Supplies Plus offers grooming, pet wash and other services in most of its locations. The Pet Supplies Plus segment operates under the "Pet Supplies Plus" brand and is headquartered in Livonia, Michigan.

The Badcock segment is a specialty retailer of furniture, appliances, bedding, electronics, home office equipment, accessories and seasonal items in a showroom format. Additionally, Badcock offers multiple and flexible payment solutions and credit options through its consumer financing services. Badcock expects to shift its consumer financing business to third-party vendors in the future. The Badcock segment operates under the “Badcock Home Furniture & More" brand and is headquartered in Mulberry, Florida.

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

American Freight also serves as a liquidation channel for major appliance vendors. American Freight operates specialty distribution centers that test every out-of-box appliance before it is offered for sale to customers. Customers typically are covered by the original manufacturer's warranty and are offered the opportunity to purchase a full suite of extended-service plans and services. The American Freight segment operates under the "American Freight" brand and is headquartered in Delaware, Ohio.

The Buddy's segment is a specialty retailer of high quality, name brand consumer electronic, residential furniture, appliances and household accessories through rent-to-own agreements. The rental transaction allows customers the opportunity to benefit from the use of high-quality products under flexible rental purchase agreements without long-term obligations. The Buddy's segment operates under the "Buddy's" brand and is headquartered in Orlando, Florida.

The Sylvan segment is an established and growing franchisor of supplemental education for Pre-K-12 students and families. Sylvan addresses the full range of student needs with a broad variety of academic curriculums delivered in an omnichannel format. The Sylvan platform provides franchisees with the ability to provide a range of services, including on premises, virtually, at a satellite location, and in the home. Sylvan is headquartered in Hunt Valley, Maryland.

Total revenues by segment were as follows:

	Three Months Ended
(In thousands)	March 26, 2022	March 27, 2021
Total revenue:
Vitamin Shoppe	$310,953	$294,739
Pet Supplies Plus	301,214	51,309
Badcock	256,259	—
American Freight	241,416	258,517
Buddy's	15,585	16,780
Sylvan	10,043	—
Consolidated total revenue	$1,135,470	$621,345

Operating income (loss) by segment were as follows:

	Three Months Ended
(In thousands)	March 26, 2022	March 27, 2021
Income (loss) from operations:
Vitamin Shoppe	$35,354	$33,275
Pet Supplies Plus	17,021	(4,169)
Badcock	70,230	—
American Freight	11,213	25,130
Buddy's	4,065	4,273
Sylvan	948	—
Total Segments	138,831	58,509
Corporate	(8,465)	(5,533)
Consolidated income (loss) from operations	$130,366	$52,976

Total assets by segment were as follows:

(In thousands)	March 26, 2022	December 25, 2021
Total assets:
Vitamin Shoppe	$623,609	$596,964
Pet Supplies Plus	952,324	957,849
Badcock	923,710	1,062,310
American Freight	1,002,638	959,282
Buddy's	143,527	146,033
Sylvan	102,063	103,850
Total Segments	3,747,871	3,826,288
Corporate	105,538	86,883
Consolidated total assets	$3,853,409	$3,913,171

(14) Subsequent Events

On March 31, 2022, the Company completed the sale-leaseback of 35 retail Badcock locations for gross proceeds of approximately $94.0 million. The Company used $70.2 million of the proceeds to pay down the Badcock First Lien Term Loan.

On April 15, 2022, the Company entered into a Purchase and Sale Agreement for the sale of certain parcels of land on which the Badcock segment operates its distribution centers and is entitled to receive approximately $150.0 million in cash at closing, subject to certain adjustments. The Company anticipates using most of the proceeds from the sale to repay a portion of its existing indebtedness.

On April 26, 2022, the Company entered into a Purchase and Sale Agreement for the sale of the Badcock segment's corporate headquarters and is entitled to receive approximately $18.5 million in cash at closing, subject to certain adjustments. The Company anticipates using most of the proceeds from the sale to repay a portion of its existing indebtedness.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for our business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as "aim," "anticipate," "assume," "believe," "could," "due," "estimate," "expect," "goal," "intend," "may," "objective," "plan," "predict," "potential," "positioned," "should," "target," "will," "would," and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and our management's beliefs and assumptions. They are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. Additionally, other factors may cause actual results to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Factors that may cause such differences include, but are not limited to, the risks described under "Item 1A-Risk Factors," including:

•the uncertainty of the future impact of the COVID-19 pandemic and public health measures on our business and results of operations;

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

•our operating subsidiary's potential repurchase of certain finance receivables if certain representations and warranties about the quality and nature of such receivables are breached, which may negatively impact our results of operations, financial condition, and liquidity;

•a decline in the credit quality of our customers, a decrease in our credit sales, or other factors outside of our control, which could lead to a decrease in our product sales and profitability;

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

Our business lines include The Vitamin Shoppe ("Vitamin Shoppe"), Pet Supplies Plus, Badcock Home Furniture & More ("Badcock"), American Freight, Buddy’s Home Furnishings ("Buddy's"), and Sylvan Learning ("Sylvan"). Refer to "Note 13. Segments" for additional information.

Our revenue is primarily derived from merchandise sales, lease revenue, financing revenues, royalties and other required fees from our franchisees.
In evaluating our performance, management focuses on Adjusted EBITDA as a measure of the cash flow from recurring operations from the businesses. Adjusted EBITDA represents net income (loss), before income taxes, interest expense, depreciation and amortization, and certain other items.
Impact of COVID-19

As of the date of this Quarterly Report, we have not experienced a significant negative impact on our sales and profitability due to the COVID-19 pandemic. However, the COVID-19 pandemic could negatively impact our business and financial results by weakening demand for our products and services, interfering with our ability and our franchisees' ability to operate store locations, disrupting our supply chain or affecting our ability to raise capital from financial institutions. As events are rapidly changing, we are unable to accurately predict the impact that the COVID-19 pandemic will have on our results of operations due to uncertainties including, but not limited to, the curtailing of government stimulus programs, the duration of shutdowns, quarantines and travel restrictions, the severity of the disease, the duration of the outbreak and the public's response to the outbreak; however, we are actively managing our business to respond to the impact.

Results of Operations
The table below shows results of operations for the three months ended March 26, 2022 and March 27, 2021.

	Three Months Ended
			Change
(In thousands)	March 26, 2022	March 27, 2021	$	%
Total revenues	$1,135,470	$621,345	$514,125	82.7%
Income from operations	130,366	52,976	77,390	146.1%
Net income	$12,317	$(28,334)	$40,651	143.5%
Revenues. The table below sets forth the components and changes in our revenues for the three months ended March 26, 2022 and March 27, 2021.

	Three Months Ended
			Change
(In thousands)	March 26, 2022	March 27, 2021	$	%
Product	$979,164	$583,816	$395,348	67.7%
Service and other	148,282	28,576	119,706	418.9%
Rental	8,024	8,953	(929)	(10.4)%
Total revenue	$1,135,470	$621,345	$514,125	82.7%

For the three months ended March 26, 2022, total revenues increased $514.1 million, or 83%, to $1,135.5 million compared to $621.3 million in the same period last year. This increase was primarily due to the Pet Supplies Plus Acquisition, which increased revenue by $249.9 million, the Badcock Acquisition, which increased revenue by $256.3 million, and the Sylvan Acquisition, which increased revenue by $10.0 million. The increase was also due to a $16.2 million increase in revenue at our Vitamin Shoppe segment. These increases were offset by a $17.1 million decrease in revenue at our American Freight segment.
Operating expenses.    The following table details the amounts and changes in our operating expenses for the three months ended March 26, 2022 and March 27, 2021.

	Three Months Ended
			Change
(In thousands)	March 26, 2022	March 27, 2021	$	%
Cost of revenue:
Product	$616,585	339,414	$277,171	81.7%
Service and other	8,663	405	8,258	2,039.0%
Rental	2,861	3,005	(144)	(4.8)%
Total cost of revenue	628,109	342,824	285,285	83.2%
Selling, general, and administrative expenses	376,995	225,545	151,450	67.1%
Total operating expenses	$1,005,104	$568,369	$436,735	76.8%
For the three months ended March 26, 2022, total operating expenses were $1,005.1 million compared to $568.4 million in the same period last year, representing an increase of $436.7 million, or 76.8%. This increase was primarily due to the Pet Supplies Plus Acquisition which increased operating expenses by $228.7 million, the Badcock Acquisition, which increased operating expenses by $186.0 million, and the Sylvan Acquisition, which increased operating expenses by $9.1 million. The increase was also due to $14.1 million increase in operating expenses at our Vitamin Shoppe segment.

Non-operating income (expense) increased $30.2 million due to the following:

Bargain purchase gain. Bargain purchase gain increased $0.1 million for the three months ended March 26, 2022 compared to the same period last year due to an adjustment made to the preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed in the Badcock Acquisition.

Other. Other expense decreased $14.7 million for the three months ended March 26, 2022 compared to the same period last year primarily due to a prepayment penalty in the prior period of $36.7 million from the repayment of the Franchise Group New Holdco Term Loan and ABL Term Loan, partially offset by a $23.7 million loss related to our investment in NextPoint in the three months ended March 26, 2022.

Interest expense, net. Interest expense, net increased $44.9 million for the three months ended March 26, 2022, due to $65.3 million of interest expense related to the Badcock securitized receivables, the write-off of $0.3 million of deferred financing costs from the $31.0 million principal payment of the First Lien Badcock Term Loan, and the write-off of $3.5 million of deferred financing costs from the $150.0 million principal payment and termination of the Second Lien Badcock Term Loan.

Income tax benefit. Our effective tax rate from continuing operations, including discrete income tax items, was 23.0% and 9.1% for the three months ended March 26, 2022 and March 27, 2021, respectively. The change in the effective tax rate compared to the prior year is due to the reversal of a valuation allowance related to net operating loss carryforwards in the prior year.

Segment Information

We, through our franchisees and Company-owned stores, operate a system of rent-to-own and point of sale retail locations. Our operations are conducted in six reporting business segments: Vitamin Shoppe, Badcock, Pet Supplies Plus, American Freight, Buddy's, and Sylvan. Refer to "Note 13. Segments" for additional information. Because the Pet Supplies Plus Acquisition occurred on March 10, 2021, comparable information is not useful as the prior year period does not include a full quarter of activity. Because the Sylvan and Badcock Acquisitions occurred on September 27, 2021 and November 22, 2021, respectively; no comparable information is available. Therefore, Pet Supplies Plus, Sylvan, and Badcock information is not provided in this discussion.

The following table summarizes the operating results of our Vitamin Shoppe segment:

	Three Months Ended
			Change
(In thousands)	March 26, 2022	March 27, 2021	$	%
Total revenues	$310,953	$294,739	$16,214	5.5%
Operating expenses	275,599	261,464	14,135	5.4%
Segment income	$35,354	$33,275	$2,079	6.2%

Total revenue for the three months ended March 26, 2022 for our Vitamin Shoppe segment increased $16.2 million or 5.5% compared to the same period in the prior year. The increase in revenue was primarily due to a 6.1% increase in comparable store sales driven primarily by an increase in customer traffic in the retail stores, new product launches and price increases due to higher vendor costs.

Operating expenses for our Vitamin Shoppe segment increased $14.1 million or 5.4% for the three months ended March 26, 2022 as compared to the same period in the prior year. The increases in operating expenses were primarily due to the following:

•a $12.6 million increase in cost of revenue due to a corresponding increase in revenue and a shift in the product mix; and
•a $2.8 million increase in employee compensation and benefits related to variable payroll costs and higher healthcare costs.

The following table summarizes the operating results of the American Freight segment:

	Three Months Ended
			Change
(In thousands)	March 26, 2022	March 27, 2021	$	%
Total revenues	$241,416	$258,517	$(17,101)	(6.6)%
Operating expenses	230,203	233,387	(3,184)	(1.4)%
Segment income	11,213	$25,130	$(13,917)	(55.4)%

Total revenue for our American Freight segment decreased $17.1 million or (6.6)% for the three months ended March 26, 2022 as compared to the same period last year. The decrease was attributable to a decrease in comparable store sales due to lower demand for furniture and appliances driven by government stimulus programs in the prior year period and the inflationary environment which resulted in reduced customer traffic.

Operating expenses for our American Freight segment decreased $3.2 million or (1.4)% for the three months ended March 26, 2022 as compared to the same period last year due to the decrease in commission based compensation.

The following table summarizes the operating results of the Buddy's segment:

	Three Months Ended
			Change
(In thousands)	March 26, 2022	March 27, 2021	$	%
Total revenues	$15,585	$16,780	$(1,195)	(7.1)%
Operating expenses	11,520	12,507	(987)	(7.9)%
Segment income	4,065	4,273	(208)	(4.9)%

Total revenue for our Buddy's segment decreased $1.2 million or (7.1)% for the three months ended March 26, 2022, as compared to the same period last year. The decrease in revenue was primarily attributable to the refranchising of eight Company-owned stores on August 25, 2021. Revenue for comparable stores for the three months ended March 26, 2022 increased from $7.7 million to $9.0 million compared to the same period last year.

Operating expenses for our Buddy's segment decreased $1.0 million or (7.9)% for the three months ended March 26, 2022, as compared to the same period last year primarily due to the refranchising of eight Company-owned stores on August 21, 2021.

The Pet Supplies Plus Acquisition occurred on March 10, 2021. Because the Pet Supplies Plus Acquisition occurred during the three months ended March 27, 2021, all material income statement increases in the current period are due to the Pet Supplies Plus Acquisition.

Adjusted EBITDA

To provide additional information regarding our financial results, we have disclosed Adjusted EBITDA in the table below and within this Quarterly Report. Adjusted EBITDA represents net income (loss), before income taxes, interest expense, depreciation and amortization, and certain other items specified below. We have provided a reconciliation below of Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure.

We have included Adjusted EBITDA in this Quarterly Report because we believe the presentation of this measure is useful to investors as a supplemental measure in evaluating the aggregate performance of our operating businesses and in comparing our results from period to period because it excludes items that we do not believe are reflective of our core or ongoing operating results. This measure is used by our management to evaluate performance and make resource allocation decisions each period. Adjusted EBITDA is also the primary operating metric used in the determination of executive management’s compensation. In addition, a measure similar to Adjusted EBITDA is used in our credit facilities. Adjusted EBITDA is not a recognized financial measure under GAAP and may not be comparable to similarly-titled measures used by other companies in our industry. Adjusted EBITDA should not be considered in isolation from or as an alternative to net income (loss), operating income (loss), or any other performance measures derived in accordance with GAAP.

The following table presents a reconciliation of Adjusted EBITDA for each of the periods indicated.

	Reconciliation of Net Income to Adjusted EBITDA
	Three Months Ended
(In thousands)	March 26, 2022	March 27, 2021
Net income (loss) from continuing operations	$12,317	$(28,334)
Add back:
Interest expense	92,327	47,435
Income tax expense (benefit)	3,678	(2,851)
Depreciation and amortization	22,033	11,458
Total Adjustments	118,038	56,042
EBITDA	130,355	27,708
Adjustments to EBITDA
Executive severance and related costs	96	510
Stock based compensation	6,626	2,436
Litigation costs and settlements	230	89
Corporate compliance costs	51	779
Store closures	933	222
Securitized receivables, net	(50,871)	—
Prepayment penalty on early debt repayment	—	36,726
Right-of-use asset impairment	375	—
Integration costs	464	3,123
Divestiture costs	(337)	342
Acquisition costs	626	7,230
Loss on investment in equity securities	23,723	—
Acquisition bargain purchase gain	67	—
Total Adjustments to EBITDA	(18,017)	51,457
Adjusted EBITDA	$112,338	$79,165

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

As of March 26, 2022, we have current installments of long-term obligations of $488.0 million, of which is $310.1 million in debt related to the securitization of accounts receivable, $175.7 million in current term loans net of debt issuance costs, and $2.1 million from finance leases. We expect these obligations can be serviced from our cash and cash equivalents, which were $149.6 million as of March 26, 2022, and the proceeds from our Badcock segment's sale-leaseback transactions.

During the three months ended March 26, 2022, we executed three substantial transactions that will affect our liquidity and capital resources in future periods. For more details please see "Note 7. Long-Term Obligations":

•On December 27, 2021, we repaid $31.0 million and $150.0 million of principal on our First Lien Badcock Term Loan and Second Lien Badcock Term Loan, respectively, using cash proceeds from the Receivables Purchase Agreement. The repayment of the First Lien Badcock Term Loan satisfied the requirements for quarterly principal payments so no additional principal payments are due until the maturity of the loan. The repayment of the First Lien Badcock Term

Loan resulted in additional interest expense of $0.3 million for the write-off of deferred financing costs. The repayment of the Second Lien Badcock Term Loan repaid the full outstanding balance of principal, which resulted in additional interest expense of $3.5 million for the write-off of deferred financing costs.

•On January 1, 2022 and March 25, 2022, we drew $17.0 million and $50.0 million, respectively, on the senior secured revolving loan facility. The obligations of the Company under the Third Amended and Restated Loan and Security Agreement are secured by substantially all of the assets of the Company pursuant to the ABL Agreement and a Third Amended and Restated Pledge Agreement.

Sources and uses of cash

Operating activities. In the three months ended March 26, 2022, net cash from operating activities decreased $13.6 million compared to the same period in the prior year primarily due to a $85.8 million increase in cash used for inventory and a $21.2 million decrease in accounts receivable. This was partially offset by a $40.5 million increase in accounts payable and accrued expenses and a $47.6 million increase in cash income from operations. Cash net income represents net income adjusted for non-cash or non-operating activities such as depreciation and amortization, deferred financing cost amortization and the change in fair value of investment.

Investing activities. In the three months ended March 26, 2022, cash used in investing activities decreased $459.4 million compared to the same period in the prior year. This decrease was primarily due to a reduction of $459.8 million in cash used for acquisitions. This was partially offset by a $2.3 million increase of proceeds received from the sale of property, plant, and equipment and a net $4.6 million decrease in issuance of operating loans and payments received from franchisees.

Financing activities. In the three months ended March 26, 2022, cash provided by financing activities decreased $622.3 million compared to the same period in the prior year. This decrease was due to a $1,182.4 million decrease in proceeds from the issuance of debt, a $79.5 million decrease in proceeds from the issuance of preferred stock and an increase of $11.7 million for dividends paid. The decrease of cash provided by financing activities was partially offset by a $564.5 million decrease in repayments of long-term obligations and a $87.5 million decrease in payments for debt issuance costs.

Long-term debt borrowings

For a description of our long-term debt borrowing refer to "Note 7. Long-Term Obligations”.
Other factors affecting our liquidity

Tax Receivable Agreement. We may be required to make payments under the Tax Receivable Agreement ("TRA Payments") to the former equity holders of Buddy's (the "Buddy’s Members"). Under the terms of the Tax Receivable Agreement, we agreed to pay the Buddy's Members 40% of the cash savings, if any, in federal, state and local taxes that we realize or are deemed to realize as a result of any increases in tax basis of the assets of New Holdco resulting from future redemptions or exchanges of New Holdco units held by the Buddy's Members. Any future obligations and the timing of such payments under the Tax Receivable Agreement, however, are subject to several factors, including (i) the timing of subsequent exchanges of New Holdco units by the Buddy’s Members, (ii) the price of our common stock at the time of exchange, (iii) the extent to which such exchanges are taxable, (iv) the ability to generate sufficient future taxable income over the term of the Tax Receivable Agreement to realize the tax benefits and (v) any future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. Although the amount of the TRA Payments would reduce the total cash flow to us and New Holdco, we expect the cash tax savings we will realize from the utilization of the related tax benefits would be sufficient to fund the required payments. As of March 26, 2022, we have TRA Payments due to the Buddy's Members of $17.3 million.

Dividends. The payment of dividends is at the discretion of our Board of Directors and depends, among other things, on our earnings, capital requirements, and financial condition. Our ability to pay dividends is also subject to compliance with financial covenants that are contained in our credit facility and may be restricted by any future indebtedness that we incur or issuances of our preferred stock. In addition, applicable law requires our Board of Directors to determine that we have adequate surplus prior to the declaration of dividends. We cannot provide an assurance that we will pay dividends at any specific level or at all.

Future cash needs and capital requirements

Operating and financing cash flow needs. Following transactions completed subsequent to March 26, 2022, our primary cash needs are expected to include the payment of scheduled debt and interest payments, capital expenditures and normal operating activities. We believe that the revolving credit facilities along with cash from operating activities, will be sufficient to support our cash flow needs for at least the next twelve months.

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

Compliance with debt covenants. Our revolving credit and long-term debt agreements impose restrictive covenants on us, including requirements to meet certain ratios. As of March 26, 2022, we were in compliance with all covenants under these agreements and, based on a continuation of current operating results, we expect to be in compliance for the remainder of fiscal 2022.

Off Balance Sheet Arrangements

For off balance sheet arrangements and guarantees to which the Company remains secondarily reliable, refer to "Note 12. Commitments and Contingencies”.

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

Our exposure to interest rate risk relates to our long-term debt obligations, as they bear interest at LIBOR, reset periodically and have an interest rate margin. Assuming our revolving credit facility was fully drawn, a ten basis point change in the interest rates would change our annual interest expense by $180.9 million.

ITEM 4
CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 26, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 26, 2022, the Company’s disclosure controls and procedures were designed and functional effectively to provide reasonable assurance that information required to be disclosed in reports that the Company files or submits under the Exchange act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

On September 27, 2021 and November 22, 2021, the Company acquired Sylvan and Badcock, respectively. The Company is in the process of implementing its internal control structure over each of the acquired business's operations and expects that process to be completed in the fourth quarter of fiscal year 2022.

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 26, 2022 that have materially affected, or our reasonably like to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1
LEGAL PROCEEDINGS
For information regarding legal proceedings, see "Note 12. Commitments and Contingencies" in the Notes to the Consolidated Financial Statements, which information is incorporated herein by reference.
ITEM 1A
RISK FACTORS

There are no additional risk factors that should be considered in addition to the risk factors described in Part I, Item 1A, in the Form 10-K and Part II. Item IA in our Quarterly Report on Form 10-Q for the quarter ended March 26, 2022.

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of our equity securities for the period covered by this quarterly report.

SHARE REPURCHASES

Our Board of Directors has authorized up to $10.0 million for share repurchases. This authorization has no specific expiration date and cash proceeds from stock option exercises and other expenditures can increase or decrease the amount of the authorization. During the three months ended March 26, 2022, we did not repurchase any shares of our common stock.

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
X

2.6.1
Amendment No. 1, dated as of April 13, 2021 to Membership Interest Purchase Agreement, by and between NextPoint Acquisition Corp. and Franchise Group Intermediate L, LLC, dated as of February 21, 2021.
X

2.6.2	Amendment No. 2, dated as of June 30, 2021 to Membership Interest Purchase Agreement, by and between NextPoint Acquisition Corp. and Franchise Group Intermediate L, LLC. dated as of February 21, 2021.		X

2.7
Stock Purchase Agreement, dated as of November 22, 2021, by and among Franchise Group Newco BHF, LLC, W.S. Badcock Corporation, the shareholders set forth on Annex I thereto, and William K. Pou, Jr. (incorporated by reference to Exhibit 2.1 to Form 8-K, File No. 001-25588 filed November 24, 2021).*
X

2.8
Master Receivables Purchase Agreement, dated as of December 20, 2021, between W.S. Badcock Corporation and B. Riley Receivables, LLC (incorporated by reference to Exhibit 2.1 to Form 8-K, File No. 001-35588 filed December 21, 2021).
X

2.9	Purchase and Sale Agreement, dated as of March 31, 2022, between W.S. Badcock Corporation and National Retail Properties, LP.	X

2.10	Purchase and Sale Agreement, dated as of April 15, 2022, between W.S. Badcock Corporation and Mesirow Realty Sale-Leaseback, Inc.	X

2.11	Purchase and Sale Agreement, dated as of April 26, 2022, between W.S. Badcock Corporation and CAI Investments Sub Series 100, LLC.	X

3.1	Second Amended and Restated Certificate of Incorporation of Liberty Tax, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K, File No. 001-35588 filed on December 19, 2018).		X

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
X

3.2	Second Amended and Restated Bylaws of Liberty Tax, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K, File No. 001-35588 filed on July 15, 2014).		X

31.1	Certification of Chief Executive Officer	X

31.2	Certification of Chief Financial Officer	X

32.1	Section 1350 Certification (Chief Executive Officer)	X

32.2	Section 1350 Certification (Chief Financial Officer)	X

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2022, formatted in Inline XBRL, filed herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Condensed Consolidated Statements of Stockholders’ Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements	X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2022, formatted in Inline XBRL (included with Exhibit 101)	X

*All schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish the omitted disclosure schedules to the SEC upon request by the SEC; provided, however, that the Company reserves the right to request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANCHISE GROUP, INC. (Registrant)

May 5, 2022	By:	/s/ Brian R. Kahn
Brian R. Kahn Chief Executive Officer and Director (Principal Executive Officer)

May 5, 2022	By:	/s/ Eric F. Seeton
Eric F. Seeton Chief Financial Officer (Principal Financial and Accounting Officer)