Form 10-Q
period 2022-06-25
Franchise Group, Inc.
filed 2022-08-04
CIK 1528930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 25, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the registrant's common stock, par value $0.01 value per share, as of July 29, 2022 was 40,361,906 shares.

FRANCHISE GROUP, INC. AND SUBSIDIARIES

Form 10-Q for the Quarterly Period Ended June 25, 2022

PART I. FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS (UNAUDITED)

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except share count and per share data)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Revenues:
Product	$952,009	$805,768	$1,931,173	$1,389,585
Service and other	135,648	48,193	283,929	76,768
Rental	7,341	8,797	15,365	17,750
Total revenues	1,094,998	862,758	2,230,467	1,484,103
Operating expenses:
Cost of revenue:
Product	600,780	522,576	1,217,364	861,991
Service and other	8,732	934	17,395	1,339
Rental	2,741	2,935	5,603	5,940
Total cost of revenue	612,253	526,445	1,240,362	869,270
Selling, general, and administrative expenses	405,639	278,157	782,633	503,702
Total operating expenses	1,017,892	804,602	2,022,995	1,372,972
Income from operations	77,106	58,156	207,472	111,131
Other expense:
Bargain purchase gain	3,581	—	3,514	—
Gain on sale-leaseback transactions, net	49,854	—	49,854	—
Other	12,853	—	(9,122)	(36,726)
Interest expense, net	(88,839)	(22,865)	(181,167)	(70,300)
Income from continuing operations before income taxes	54,555	35,291	70,551	4,105
Income tax expense (benefit)	13,572	2,770	17,250	(81)
Income from continuing operations	40,983	32,521	53,301	4,186
Income from discontinued operations, net of tax	—	6,215	—	48,363
Net income attributable to Franchise Group, Inc.	$40,983	$38,736	$53,301	$52,549

Income per share from continuing operations:
Basic	$0.96	$0.76	$1.22	$—
Diluted	0.94	0.74	1.19	—

Net income per share:
Basic	$0.96	$0.91	$1.22	$1.20
Diluted	0.94	0.89	1.19	1.20

Weighted-average shares outstanding:
Basic	40,356,299	40,175,058	40,331,855	40,142,571
Diluted	41,126,605	40,905,567	41,148,668	40,142,571

See accompanying notes to condensed consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Net income	$40,983	$38,736	$53,301	$52,549
Other comprehensive income (loss)
Unrealized (gain) loss on interest rate swap agreement, net of taxes of $0, $(1), $0, and $13, respectively	—	(2)	—	45
Foreign currency translation adjustment	—	158	—	381
Forward contracts related to foreign currency exchange rates	—	(17)	—	—
Other comprehensive income	—	139	—	426
Comprehensive income	$40,983	$38,875	$53,301	$52,975

 See accompanying notes to condensed consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share count and per share data)	June 25, 2022	December 25, 2021
Assets
Current assets:
Cash and cash equivalents	$95,038	$292,714
Current receivables, net	178,687	118,698
Current securitized receivables, net	322,028	369,567
Inventories, net	825,393	673,170
Current assets held for sale	27,999	—
Other current assets	26,389	24,063
Total current assets	1,475,534	1,478,212
Property, plant, and equipment, net	226,771	449,886
Non-current receivables, net	10,402	11,755
Non-current securitized receivables, net	40,820	47,252
Goodwill	806,653	806,536
Intangible assets, net	122,347	127,951
Tradenames	222,703	222,687
Operating lease right-of-use assets	866,226	714,741
Investment in equity securities	24,394	35,249
Other non-current assets	19,151	18,902
Total assets	$3,815,001	$3,913,171
Liabilities and Stockholders' Equity
Current liabilities:
Current installments of long-term obligations	$322,363	$486,170
Current operating lease liabilities	178,278	173,101
Accounts payable and accrued expenses	425,728	410,552
Other current liabilities	41,671	50,833
Total current liabilities	968,040	1,120,656
Long-term obligations, excluding current installments	1,281,530	1,383,725
Non-current operating lease liabilities	701,185	557,071
Other non-current liabilities	95,392	88,888
Total liabilities	3,046,147	3,150,340

Stockholders' equity:
Common stock, $0.01 par value per share, 180,000,000 shares authorized, 40,358,754 and 40,296,688 shares issued and outstanding at June 25, 2022 and December 25, 2021, respectively.	404	403
Preferred stock, $0.01 par value per share, 20,000,000 shares authorized, and 4,541,125 shares issued and outstanding at June 25, 2022 and December 25, 2021, respectively.	45	45
Additional paid-in capital	486,059	475,396
Retained earnings	282,346	286,987
Total equity	768,854	762,831
Total liabilities and equity	$3,815,001	$3,913,171

See accompanying notes to condensed consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Three Months Ended June 25, 2022
(In thousands)	Common stock shares	Common stock	Preferred stock shares	Preferred stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Total Franchise Group equity
Balance at March 26, 2022	40,354	$404	4,541	$45	$480,628	$—	$270,609	$751,686
Net income	—	—	—	—	—	—	40,983	40,983
Stock-based compensation expense, net	4	—	—	—	5,407	—	—	5,407
Issuance of common stock	1	—	—	—	24	—	—	24
Common dividend declared ($0.625 per share)	—	—	—	—	—	—	(27,117)	(27,117)
Preferred dividend declared ($0.469 per share)	—	—	—	—	—	—	(2,129)	(2,129)
Balance at June 25, 2022	40,359	$404	4,541	$45	$486,059	$—	$282,346	$768,854

	Six Months Ended June 25, 2022
(In thousands)	Common stock shares	Common stock	Preferred stock shares	Preferred stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Total Franchise Group equity
Balance at December 25, 2021	40,297	$403	4,541	$45	$475,396	$—	$286,987	$762,831
Net income	—	—	—	—	—	—	53,301	53,301
Exercise of stock options	15	—	—	—	180	—	—	180
Stock-based compensation expense, net	46	1	—	—	10,434	—	—	10,435
Issuance of common stock	1	—	—	—	49	—	—	49
Common dividend declared ($0.625 per share)	—	—	—	—	—	—	(53,685)	(53,685)
Preferred dividend declared ($0.469 per share)	—	—	—	—	—	—	(4,257)	(4,257)
Balance at June 25, 2022	40,359	$404	4,541	$45	$486,059	$—	$282,346	$768,854

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Three Months Ended June 26, 2021
(In thousands)	Common stock shares	Common stock	Preferred stock shares	Preferred stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Total Franchise Group equity
Balance at March 27, 2021	40,157	$402	4,541	$45	$464,106	$(1,112)	$19	$463,460
Net income	—	—	—	—	—	—	38,736	38,736
Total other comprehensive income	—	—	—	—	—	139	—	139
Exercise of stock options	33	—	—	—	360	—	—	360
Stock-based compensation expense, net	18	—	—	—	2,884	—	—	2,884
Issuance of Series A Preferred Stock	—	—	—	—	1	—	—	1
Common dividend declared ($0.375 per share)	—	—	—	—	—	—	(15,457)	(15,457)
Preferred dividend declared ($0.469 per share)	—	—	—	—	—	—	(2,128)	(2,128)
Balance at June 26, 2021	40,208	$402	4,541	$45	$467,351	$(973)	$21,170	$487,995

	Six Months Ended June 26, 2021
(In thousands)	Common stock shares	Common stock	Preferred stock shares	Preferred stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Total Franchise Group equity
Balance at December 26, 2020	40,092	$401	1,250	$13	$382,383	$(1,399)	$3,769	$385,167
Net income	—	—	—	—	—	—	52,549	52,549
Total other comprehensive income	—	—	—	—	—	426	—	426
Exercise of stock options	36	—	—	—	385	—	—	385
Stock-based compensation expense, net	80	1	—	—	5,073	—	—	5,074
Issuance of Series A Preferred Stock	—	—	3,291	32	79,510	—	—	79,542
Common dividend declared ($0.375 per share)	—	—	—	—	—	—	(30,891)	(30,891)
Preferred dividend declared ($0.469 per share)	—	—	—	—	—	—	(4,257)	(4,257)
Balance at June 26, 2021	40,208	$402	4,541	$45	$467,351	$(973)	$21,170	$487,995

See accompanying notes to condensed consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
(In thousands)	June 25, 2022	June 26, 2021
Operating Activities
Net income	$53,301	$52,549
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	56,840	1,910
Depreciation, amortization, and impairment charges	42,236	31,157
Amortization of deferred financing costs and prepayment penalties	12,032	69,923
Amortization of securitized debt discount	128,208	—
Stock-based compensation expense	10,853	5,478
Change in fair value of investment	10,855	—
Gain on sale-leaseback, bargain purchases, and sales of Company-owned stores	(55,883)	(731)
Other non-cash items	(2,182)	645
Changes in operating assets and liabilities	(206,572)	(55,305)
Net cash provided by operating activities	49,688	105,626
Investing Activities
Purchases of property, plant, and equipment	(21,809)	(25,028)
Proceeds from sale of property, plant, and equipment	240,558	293
Acquisition of business, net of cash and restricted cash acquired	(3,754)	(462,821)
Issuance of operating loans to franchisees	—	(17,612)
Payments received on operating loans to franchisees	1,000	23,013
Net cash (used in) investing activities	215,995	(482,155)
Financing Activities
Dividends paid	(54,665)	(32,808)
Issuance of long-term debt and other obligations	219,056	1,306,724
Repayment of long-term debt and other obligations	(625,746)	(856,385)
Issuance of common stock	49	—
Issuance of preferred stock	—	79,542
Principal payments of finance lease obligations	(1,383)	—
Payment for debt issue costs and prepayment penalty on extinguishment	(431)	(87,502)
Other stock compensation transactions	(239)	(18)
Net cash provided by (used in) financing activities	(463,359)	409,553
Effect of exchange rate changes on cash, net	—	142
Net increase (decrease) in cash equivalents and restricted cash	(197,676)	33,166
Cash, cash equivalents and restricted cash at beginning of period	292,714	151,502
Cash, cash equivalents and restricted cash at end of period	$95,038	$184,668
Supplemental Cash Flow Disclosure
Cash paid for taxes, net of refunds	$17,842	$1,284
Cash paid for interest	42,013	61,249
Accrued capital expenditures	2,751	3,406
Capital expenditures funded by finance lease liabilities	—	1,211
See accompanying notes to condensed consolidated financial statements.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Statements of Cash Flows.

(In thousands)	June 25, 2022	June 26, 2021
Cash and cash equivalents	$95,038	$165,432
Restricted cash included in other non-current assets	—	367
Cash and cash equivalents for discontinued operations	—	18,869
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$95,038	$184,668

Amounts included in other non-current assets represent those required to be set aside by a contractual agreement with an insurer for the payment of specific workers’ compensation claims.

FRANCHISE GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 25, 2022 and June 26, 2021

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

The London Interbank Offered Rate ("LIBOR") is scheduled to be discontinued on June 30, 2023. In an effort to address the various challenges created by such discontinuance, the FASB issued an amendment to existing guidance, ASU No. 2020-04 "Reference Rate Reform." The amended guidance is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g. loans, debt securities, derivatives, borrowings) necessitated by the reference rate reform. It also provides option expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by the reference rate reform. As further described in "Note 7. Long-Term Obligations", the Company entered into an amendment to a debt agreement which changed the reference rate from LIBOR to Secured Overnight Financing Rate ("SOFR"). The adoption of ASU 2020-04 did not result in a material impact to the Company's financial results or disclosures.

(2) Acquisitions

The Company continually looks to diversify and grow its portfolio of brands through acquisitions. On September 27, 2021, the Company completed its acquisition (the "Sylvan Acquisition") of Sylvan Learning ("Sylvan"), and on November 22, 2021, the Company completed its acquisition (the "Badcock Acquisition" and, together with the Sylvan Acquisition, the “Acquisitions”) of W.S. Badcock Corporation ("Badcock").

Badcock Acquisition

On November 22, 2021, the Company completed the Badcock Acquisition. The preliminary fair value of the consideration transferred at the acquisition date was $548.8 million. For the six months ended June 25, 2022, $0.8 million of acquisition fees had been incurred that are recorded in selling, general and administrative expenses.

The table below summarizes the unaudited preliminary estimates of the fair values of the identifiable assets acquired and liabilities assumed in the Badcock Acquisition on November 22, 2021. The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in an adjustment to the preliminary values presented below. In the six months ended June 25, 2022, the preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed were adjusted, which resulted in an increase to the bargain purchase gain of $3.5 million. The increase was primarily due to the valuation of the property, plant, and equipment partially offset by an increase in other long-term liabilities for deferred taxes. The Company expects to complete the purchase price allocation as soon as reasonably possible but not to exceed one year from the date of completion of the Badcock Acquisition.

(In thousands)	Preliminary November 22, 2021
Cash and cash equivalents	$23,413
Inventories, net	130,045
Accounts receivable	411,268
Other current assets	5,023
Property, plant, and equipment	238,865
Operating lease right-of-use assets	55,626
Other non-current assets	2,506
Total assets	866,746
Current operating lease liabilities	12,070
Accounts payable and accrued expenses	71,436
Other current liabilities	18,942
Current installments of long-term obligations	5,261
Long-term obligations, excluding current installments	7,247
Non-current operating lease liabilities	39,599
Other long-term liabilities	27,849
Total liabilities	182,404

Bargain purchase gain	(135,557)

Consideration transferred	$548,785

Operating lease right-of-use assets of $55.6 million and operating and lease liabilities of $51.7 million, consist of leases for retail store locations, warehouses and office equipment.

Property, plant, and equipment consists of fixtures and equipment of $93.0 million, buildings and building improvements of $98.0 million, land and land improvements of $33.4 million, leasehold improvements of $23.7 million, and construction in progress of $1.4 million.

During the six months ended June 25, 2022, the preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed were adjusted, which resulted in a $3.5 million increase to the bargain purchase gain for a cumulative bargain purchase gain of $135.6 million. The adjustment is classified as "Bargain purchase gain" on the Consolidated Statements of Operations. The Company believes the seller in the Badcock Acquisition was willing to accept a bargain purchase price in return for the Company's ability to act more quickly, partially due to the Company's access to capital to complete the transaction, and with greater certainty than any other prospective acquirer. Additionally, the Company believes the seller in the Badcock Acquisition was motivated to complete the transaction as part of an overall repositioning of its business. Upon completion of this reassessment, the Company concluded that recording a bargain purchase gain with respect to the Badcock

Acquisition was appropriate and required under GAAP. The tax impact related to the bargain purchase gain was non-taxable and impacted the Company's effective tax rate for the period.

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

Goodwill is calculated as the excess of the purchase price over the fair value of the net assets acquired. The goodwill recognized is attributable to operational synergies in the expected franchise models and growth opportunities. None of the acquired goodwill is deductible for tax purposes.

Pet Supplies Plus Acquisition

On March 10, 2021, the Company completed its acquisition of Pet Supplies Plus. Goodwill is calculated as the excess of the purchase price over the fair value of the net assets acquired. The goodwill recognized is attributable to operational synergies in the expected franchise models and growth opportunities. All of the acquired goodwill is deductible for tax purposes.

Wag N' Wash Acquisition

On February 22, 2022, the Company's Pet Supplies Plus segment completed the acquisition of Wag N' Wash, an emerging natural pet food, self-wash, and grooming franchise, for an all cash purchase price of $0.9 million, and five of the Wag N' Wash stores were subsequently sold to a franchisee for $0.6 million. The components of the purchase price allocation are not presented herein due to the immateriality of the transaction to the Company overall.

Pro forma financial information
The following unaudited consolidated pro forma summary has been prepared by adjusting the Company's historical data to give effect to the Acquisitions as if they had occurred on January 1, 2020.

	Pro forma (Unaudited)
	Three Months Ended		Six Months Ended
(In thousands)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Revenue	$1,094,997	$1,101,517	$2,230,467	$2,145,743
Net income	38,275	64,277	50,642	119,691
Basic net income per share	$0.90	$1.55	$1.15	$2.88
Diluted net income per share	$0.88	$1.52	$1.13	$2.82

These unaudited pro forma results include adjustments such as inventory step-up, amortization of acquired intangible assets, depreciation of acquired property, equipment, and software and interest expense on debt financing in connection with the Acquisitions. Material, nonrecurring pro forma adjustments directly attributable to the Acquisitions include:

•Acquired inventory step-up to its fair value of $2.3 million is assumed to be recorded in the first quarter of 2020 and therefore removed from the six months ended June 26, 2021.

•Acquisition transaction related costs of $4.9 million that were incurred during the six months ended June 26, 2021 are assumed to have occurred on the pro forma close date of January 1, 2020, and recognized as if incurred in the first quarter of 2020.

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

(3) Divestitures

Liberty Tax Divestiture
On July 2, 2021, the Company completed the sale of its Liberty Tax business (the "Liberty Transaction") to NextPoint Acquisition Corp. ("NextPoint") and received total consideration of approximately $255.3 million, consisting of approximately $181.2 million in cash and approximately $74.1 million in proportionate voting shares of NextPoint recorded as an investment in equity securities in "Investment in equity securities" on the Condensed Consolidated Balance Sheets. As a result of the Liberty Transaction, the financial position and results of operations of the Liberty Tax business are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for the three and six months ended June 26, 2021.

The following is a Condensed Consolidated Statement of Operations for the Liberty Tax business. The amounts are included in "Income (loss) from discontinued operations, net of tax" in the Company's Condensed Consolidated Statements of Operations.

	Three Months Ended	Six Months Ended
(In thousands)	June 26, 2021	June 26, 2021
Revenue	$30,513	$106,993
Selling, general, and administrative expenses	23,725	57,786
Income from operations	6,788	49,207
Other expense:
Other	16	168
Interest expense, net	10	—
Income before income taxes	6,814	49,375
Income tax expense	599	1,012
Net income attributable to discontinued operations	$6,215	$48,363

The following is the operating and investing activities for the Liberty Tax business. These amounts are included in the Company's Condensed Consolidated Statement of Cash Flows.

Six Months Ended
(In thousands)	June 26, 2021
Cash flows provided by operating activities from discontinued operations	$36,627
Cash flows provided by investing activities from discontinued operations	$492

Assets Held for Sale
As of June 25, 2022, the Company's Badcock segment was negotiating sale-leaseback transactions for its headquarters and sale of certain non-operating properties. The net book value of the properties of $28.0 million is classified as "Current assets held for sale" on the Condensed Consolidated Balance Sheets. The Company's Badcock segment headquarters and non-operating properties are classified as assets held for sale as the Company was in active negotiations and the assets were expected to be sold within a year as of June 25, 2022. Purchase and sale agreements for the headquarters for gross proceeds of $23.5 million were entered into on April 26, 2022, as amended on May 25, 2022. On August 2, 2022, Badcock completed the sale of its headquarters. Please refer to "Note 14 - Subsequent Events" in this Quarterly Report. Upon the closing of the sales for the headquarters, a corresponding operating lease right of use asset and operating lease liability was recorded to the Condensed Consolidated Balance Sheets for the Lease Transactions.

Sale-Leaseback Transactions
In the six months ended June 25, 2022, the Company's Badcock segment sold a number of its retail locations and distribution centers for a total of $238.0 million, resulting in a net gain of $49.9 million, comprised of $54.1 million of gains and $4.2 million of losses. Contemporaneously with the sale, the Company entered into lease agreements pursuant to which the Company leased back the retail locations and distribution centers, which are being accounted for as operating leases. The net gain has been recognized as "Gain on sale-leaseback transactions" on the Consolidated Statements of Operations for the three and six months ended June 25, 2022.

(4) Accounts and Notes Receivable

Current and non-current receivables as of June 25, 2022 and December 25, 2021 are presented in the Condensed Consolidated Balance Sheets as follows:

(In thousands)	June 25, 2022	December 25, 2021
Accounts receivable	$162,329	$86,087
Notes receivable	1,233	1,681
Interest receivable	52	54
Income tax receivable	27,441	32,448
Allowance for doubtful accounts	(12,368)	(1,572)
Current receivables, net	178,687	118,698
Notes receivable, non-current	10,821	12,183
Allowance for doubtful accounts, non-current	(419)	(428)
Non-current receivables, net	10,402	11,755
Total receivables	$189,089	$130,453

Notes receivable are due from the Company's franchisees and are collateralized by the underlying franchise. The debtors' ability to repay the notes is dependent upon both the performance of the franchisee's industry as a whole and the individual franchise areas.

Secured Borrowing Accounting

On December 20, 2021, Badcock entered into a Master Receivables Purchase Agreement (the “Receivables Purchase Agreement”) with B. Riley Receivables, LLC (the "Purchaser") and consummated the sale to the Purchaser of the existing consumer credit receivables portfolio of Badcock as of December 15, 2021 for a purchase price of $400.0 million in cash and securitized an additional $130.6 million of receivables to the Purchaser in the six months ended June 25, 2022. As of April 9, 2022, the Company is no longer selling receivables to the Purchaser and has resumed in-house underwriting services. In connection with the Receivables Purchase Agreement, Badcock entered into a Servicing Agreement (the “Servicing Agreement”) with the Purchaser pursuant to which Badcock will provide to the Purchaser certain customary servicing and account management services in respect of the receivables purchased by the Purchaser under the Receivables Purchase Agreement.

As a result of the transaction, the Company's Badcock segment sold beneficial interests in revolving lines of credit that it originated. The sales of the beneficial interests in the revolving lines of credit are accounted for as secured borrowings on our Condensed Consolidated Balance Sheets, with both assets and non-recourse liabilities, since the sales do not qualify as a sale under ASC 860 - "Transfers and Servicing," even though the underlying receivables are deemed to be legally sold. The Company's Badcock segment may periodically repay portions of the securitized debt early. The income earned on the securitized revolving lines of credit is recorded as interest income in "Service and other revenues" and the accretion of the securitized debt is recorded in "Interest expense, net" on the Condensed Consolidated Statements of Operations.

Current securitized receivables, net includes $386.0 million of securitized receivables, an unamortized discount of $51.3 million, and an allowance of $12.7 million. Non-current securitized receivables, net includes $48.9 million of securitized receivables, an unamortized discount of $6.5 million and an allowance of $1.6 million.

(5) Goodwill and Intangible Assets

The Company performs impairment tests for goodwill as of the end of July of each fiscal year and between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair values of the Company's reporting units below their carrying values. There are no accumulated goodwill impairment losses recorded.

Changes in the carrying amount of goodwill for the six months ended June 25, 2022 are as follows:

	Vitamin Shoppe	Pet Supplies Plus	American Freight	Buddy's	Sylvan	Total
Balance as of December 25, 2021	$1,277	$335,875	$370,829	$79,099	$19,456	$806,536
Acquisitions	—	893	—	—	—	893
Disposals and purchase accounting adjustments	—	(726)	—	—	(50)	(776)
Balance as of June 25, 2022	$1,277	$336,042	$370,829	$79,099	$19,406	$806,653

Components of intangible assets as of June 25, 2022 and December 25, 2021 were as follows:

	June 25, 2022
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite lived tradenames	$222,703	$—	$222,703

Intangible assets
Franchise and dealer agreements	$96,005	$(10,461)	$85,544
Customer contracts	42,414	(7,041)	35,373
Other intangible assets	2,008	(578)	1,430
Total intangible assets	$140,427	$(18,080)	$122,347

	December 25, 2021
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite lived tradenames	$222,687	$—	$222,687

Intangible assets
Franchise and dealer agreements	$95,865	$(6,571)	$89,294
Customer contracts	42,414	(5,215)	37,199
Other intangible assets	1,836	(378)	1,458
Total intangible assets	$140,115	$(12,164)	$127,951

(6) Revenue

For details regarding the principal activities from which the Company generates its revenue, refer to "Note 1. Description of Business and Summary of Significant Account Policies Presentation" in the Form 10-K. For more detailed information regarding reportable segments, refer to "Note 13. Segments" in this Quarterly Report. The following represents the disaggregated revenue by reportable segments for the three months ended June 25, 2022:

	Three Months Ended
	June 25, 2022
(In thousands)	Vitamin Shoppe	Pet Supplies Plus	Badcock	American Freight	Buddy's	Sylvan	Consolidated
Retail sales	$306,183	$151,421	$161,195	$194,789	$661	$13	$814,262
Wholesale sales	314	134,196	—	3,237	—	—	137,747
Total product revenue	306,497	285,617	161,195	198,026	661	13	952,009
Royalties and other franchise based fees	207	9,395	—	516	4,603	10,668	25,389
Financing revenue	—	—	—	10,860	—	—	10,860
Interest income	—	67	48,887	191	—	—	49,145
Warranty and damage revenue	—	—	13,046	10,677	1,480	—	25,203
Other revenues	193	7,654	10,171	6,158	44	831	25,051
Total service revenue	400	17,116	72,104	28,402	6,127	11,499	135,648
Rental revenue, net	—	—	—	—	7,341	—	7,341
Total rental revenue	—	—	—	—	7,341	—	7,341
Total revenue	$306,897	$302,733	$233,299	$226,428	$14,129	$11,512	$1,094,998

The following represents the disaggregated revenue by reportable segments for the six months ended June 25, 2022:

	Six Months Ended
	June 25, 2022
(In thousands)	Vitamin Shoppe	Pet Supplies Plus	Badcock	American Freight	Buddy's	Sylvan	Consolidated
Retail sales	$616,614	$313,970	$327,837	$406,301	$1,731	$24	$1,666,477
Wholesale sales	488	257,428	—	6,780	—	—	264,696
Total product revenue	617,102	571,398	327,837	413,081	1,731	24	1,931,173
Royalties and other franchise based fees	341	18,457	—	1,064	9,427	20,177	49,466
Financing revenue	—	—	—	19,034	—	—	19,034
Interest income	—	139	114,156	387	—	—	114,682
Warranty and damage revenue	—	—	26,591	22,156	3,084	—	51,831
Other revenues	408	13,952	20,974	12,121	106	1,355	48,916
Total service revenue	749	32,548	161,721	54,762	12,617	21,532	283,929
Rental revenue, net	—	—	—	—	15,365	—	15,365
Total rental revenue	—	—	—	—	15,365	—	15,365
Total revenue	$617,851	$603,946	$489,558	$467,843	$29,713	$21,556	$2,230,467

The following represents the disaggregated revenue by reportable segments for the three months ended June 26, 2021:

	Three Months Ended
	June 26, 2021
(In thousands)	Vitamin Shoppe	Pet Supplies Plus	American Freight	Buddy's	Consolidated
Retail sales	$302,473	$156,851	$239,476	$1,069	$699,869
Wholesale sales	—	105,899	—	—	105,899
Total product revenue	302,473	262,750	239,476	1,069	805,768
Royalties and other franchise based fees	82	6,274	972	4,009	11,337
Financing revenue	—	—	11,951	—	11,951
Interest income	—	71	290	—	361
Warranty and damage revenue	—	—	13,100	1,716	14,816
Other revenues	—	6,665	3,018	45	9,728
Total service revenue	82	13,010	29,331	5,770	48,193
Rental revenue, net	—	—	—	8,797	8,797
Total rental revenue	—	—	—	8,797	8,797
Total revenue	$302,555	$275,760	$268,807	$15,636	$862,758

The following represents the disaggregated revenue by reportable segments for the six months ended June 26, 2021:

	Six Months Ended
	June 26, 2021
(In thousands)	Vitamin Shoppe	Pet Supplies Plus †	American Freight	Buddy's	Consolidated
Retail sales	$597,213	$188,216	$478,534	$2,436	$1,266,399
Wholesale sales	—	123,186	—	—	123,186
Total product revenue	597,213	311,402	478,534	2,436	1,389,585
Royalties and other franchise based fees	82	8,473	972	8,566	18,093
Financing revenue	—	—	20,530	—	20,530
Interest income	—	84	585	—	669
Warranty and damage revenue	—	—	19,498	3,522	23,020
Other revenues	—	7,110	7,204	142	14,456
Total service revenue	82	15,667	48,789	12,230	76,768
Rental revenue, net	—	—	—	17,750	17,750
Total rental revenue	—	—	—	17,750	17,750
Total revenue	$597,295	$327,069	$527,323	$32,416	$1,484,103

† Reflects the results from the March 10, 2021 acquisition date.

Contract Balances

The following table provides information about receivables and contract liabilities (deferred revenue) from contracts with customers as of June 25, 2022 and December 25, 2021:

(In thousands)	June 25, 2022	December 25, 2021
Accounts Receivable	$162,329	$86,087
Notes receivable	11,634	13,864

Customer deposits	$25,561	$37,626
Gift cards and loyalty programs	8,028	7,604
Deferred franchise fee revenue	18,934	16,984
Other deferred revenue	10,061	8,400
Total deferred revenue	$62,584	$70,614

Deferred revenue consists of (1) amounts received for merchandise of which customers have not yet taken possession, (2) gift card or store credits outstanding, and (3) loyalty reward program credits which are primarily recognized within one year following the revenue deferral. Deferred franchise fee revenue is recognized over the term of the agreement, which is between five and twenty years. The amount of revenue recognized in the period that was included in the contract liability balance at the beginning of the period is immaterial to the condensed consolidated financial statements.

(7) Long-Term Obligations

For details regarding the Company's long-term debt obligations, refer to “Note 9. - Long-Term Obligations” in the Form 10-K.

Long-term obligations at June 25, 2022 and December 25, 2021 were as follows:

(In thousands)	June 25, 2022	December 25, 2021
Term loans, net of debt issuance costs
First lien term loan, due March 10, 2026	$792,799	$790,057
Second lien term loan, due September 10, 2026	288,283	287,188
Badcock first lien term loan, due November 22, 2023	—	201,530
Badcock second lien term loan, due November 22, 2023	—	146,616
Total term loans, net of debt issuance costs	1,081,082	1,425,391
Revolving credit facilities	108,500	20,000
Debt securitized by accounts receivable, net of discount	398,683	407,502
Other long-term obligations	8,399	10,537
Finance lease liabilities	7,229	6,465
Total long-term obligations	1,603,893	1,869,895
Less current installments	322,363	486,170
Total long-term obligations, net	$1,281,530	$1,383,725

The Badcock First and Second Lien Term Loans were fully repaid in the six months ended June 25, 2022 with proceeds from the sale-leaseback transactions of the Company's Badcock segment's retail locations and distribution centers. Refer to "Note 3. - Divestitures" in this Quarterly Report for details of the sale-leaseback transactions.

Third Amended and Restated Loan and Security Agreement (ABL)

On June 3, 2022, the Company entered into the Second Amendment (the “ABL Amendment”) to the Third Amended and Restated Loan and Security Agreement (as amended, the “FRG ABL Revolver Agreement”). The ABL Amendment amends the FRG ABL Revolver Agreement to increase the commitments under the revolving credit facility (the "ABL

Revolver") to $250.0 million, change the reference rate from LIBOR to SOFR, amend certain negative covenants regarding investments for a time period specified therein, and limits the maximum principal amount of loans outstanding under the FRG ABL Revolver Agreement to $200.0 million for a time period specified therein.

As of June 25, 2022, there was $108.5 million drawn on the ABL Revolver. The ABL Revolver matures on March 10, 2025, and borrowings under the ABL Revolver will bear interest at a variable rate with a 0.0% floor. Interest is payable on either the last day of the interest period or the last business day of the calendar quarter.

Pursuant to an intercreditor agreement, the Company is required to repay the excess amount of borrowings under the ABL Revolver if: (i) the aggregate outstanding principal amount of all borrowings by the Company under the ABL Revolver at any time exceeds the Aggregate Borrowing Cap specified therein, or (ii) the aggregate outstanding principal amount of all borrowings of certain of the Company's subsidiaries exceeds their respective borrowing caps.

The FRG ABL Revolver Agreement and Third Amended and Restated Pledge Agreement include customary affirmative and negative covenants that are binding on the Company, including the delivery of financial statements, borrowing base certificates and other reports. Certain of the negative covenants included therein limit the ability of the Company, among other things, to incur debt and liens, make investments, sell assets, pay dividends and enter into transactions with affiliates. In addition, the FRG ABL Revolver Agreement includes customary events of default, the occurrence of which may require the Company to pay an additional 2.0% interest on the borrowings under the ABL Revolver.

Debt Related to the Securitization of Accounts Receivable

In December 2021, the Company's Badcock segment sold beneficial interests in the revolving lines of credit that it originated. The sales of the beneficial interests in the revolving lines of credit are accounted for as secured borrowings on our Condensed Consolidated Balance Sheets with both assets and non-recourse liabilities because the sales do not qualify as a sale under ASC 860 - "Transfers and Servicing," even though the underlying receivables are deemed to be legally sold. The Company's Badcock segment may periodically repay portions of the securitized debt early. The income earned on the securitized revolving lines of credit is recorded as interest income in service and other revenues with a corresponding amount recorded in Interest expense, net on the Condensed Consolidated Statements of Operations.

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

Debt securitized by accounts receivable, net of $398.7 million includes $335.6 million of securitized debt and an accreted discount of $63.1 million. Current installments of debt securitized by accounts receivable, net of $315.6 million includes $265.6 million of securitized debt and an accreted discount of $50.0 million.

Compliance with Debt Covenants

The Company's revolving credit and long-term debt agreements impose restrictive covenants on it, including requirements to meet certain ratios. As of June 25, 2022, the Company was in compliance with all covenants under these agreements and, based on a continuation of current operating results, the Company expects to be in compliance for the remainder of fiscal 2022.

(8) Income Taxes

Overview

For the three months ended June 25, 2022 and June 26, 2021, the Company had an effective tax rate from continuing operations of 24.9% and 7.8%, respectively. For the six months ended June 25, 2022 and June 26, 2021, the Company had an effective tax rate from continuing operations of 24.5% and (2.0)%, respectively. The changes in the effective tax rate compared to the prior year are due to the reversal of a valuation allowance related to net operating loss carryforwards in the prior year.

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

Payments will be made when such Tax Receivable Agreement related deductions actually reduce the Company’s income tax liability. No payments were made to members of New Holdco pursuant to the Tax Receivable Agreement during the six months ended June 25, 2022. Pursuant to the Company's election under Section 754 of the Internal Revenue Code (the "Code"), the Company has obtained an increase in its share of the tax basis in the net assets of New Holdco when the New Holdco units were redeemed or exchanged by the non-controlling interest holders and other qualifying transactions. The Company has treated the redemptions and exchanges of New Holdco units by the non-controlling interest holders as direct purchases of New Holdco units for U.S. federal income tax purposes. This increase in tax basis will reduce the amounts that it would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

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

The following table sets forth the calculations of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
(In thousands, except for share and per share amounts)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Net income (loss) from continuing operations attributable to Franchise Group	$40,983	$32,521	$53,301	$4,186
Less: Preferred dividend declared	(2,129)	(2,128)	(4,257)	(4,257)
Adjusted net income (loss) from continuing operations available to Common Stockholders	38,854	30,393	49,044	(71)
Net income from discontinued operations attributable to Franchise Group	—	6,215	—	48,363
Adjusted net income (loss) available to Common Stockholders	$38,854	$36,608	$49,044	$48,292

Weighted-average common stock outstanding	40,356,299	40,175,058	40,331,855	40,142,571
Net dilutive effect of stock options and restricted stock	770,306	730,509	816,813	—
Weighted-average diluted shares outstanding	41,126,605	40,905,567	41,148,668	40,142,571

Basic net income (loss) per share:
Continuing operations	$0.96	$0.76	$1.22	$—
Discontinued operations	—	0.15	—	1.20
Basic net income per share	$0.96	$0.91	$1.22	$1.20

Diluted net income (loss) per share:
Continuing operations	$0.94	$0.74	$1.19	$—
Discontinued operations	—	0.15	—	1.20
Diluted net income per share	$0.94	$0.89	$1.19	$1.20

(10) Stock Compensation Plans

For a discussion of our stock-based compensation plans, refer to “Note 11. - Stock Compensation Plans” of the Form 10-K.

Restricted Stock Units

The Company has awarded service-based restricted stock units (the "RSUs") to its non-employee directors, officers and certain employees. The Company recognizes expense based on the estimated fair value of the RSUs granted over the vesting period on a straight-line basis. The fair value of RSUs is determined using the Company's closing stock price on the date of the grant. At June 25, 2022, unrecognized compensation costs related to the RSUs were $7.6 million. These costs are expected to be recognized through fiscal year 2024.

The following table summarizes the status of the RSUs as of and changes during the six months ended June 25, 2022:

	Number of RSUs	Weighted average fair value at grant date
Balance as of December 25, 2021	269,708	$27.92
Granted	118,359	42.15
Vested	(58,175)	41.68
Canceled	—	—
Balance as of June 25, 2022	329,892	$32.98

Performance Restricted Stock Units

The Company has awarded performance restricted stock units (the "PRSUs") to its officers and certain employees. The Company recognizes expense based on the estimated fair value of the PRSUs granted over the vesting period on a straight-line basis. The fair value of PRSUs is determined using the Company's closing stock price on the date of the grant. At June 25, 2022, unrecognized compensation costs related to the PRSUs were $9.3 million. These costs are expected to be recognized through fiscal year 2024.

The following table summarizes the status of the PRSUs as of and changes during the six months ended June 25, 2022:

	Number of PRSUs	Weighted average fair value at grant date
Balance as of December 25, 2021	706,260	$19.90
Granted	101,366	42.41
Vested	—	—
Canceled	—	—
Balance as of June 25, 2022	807,626	$22.72

Market-Based Performance Restricted Stock Units

The Company has awarded market-based performance restricted stock units (the "MPRSUs") to its officers and certain employees. The Company recognizes expense based on the estimated fair value of the MPRSUs granted over the vesting period on a straight-line basis. The fair value of MPRSUs is determined using a Monte Carlo simulation valuation model to calculate grant date fair value. Compensation expense is recognized over the requisite service period using the proportionate amount of the award's fair value that has been earned through service to date. At June 25, 2022, unrecognized compensation costs related to the MPRSUs were $13.6 million. These costs are expected to be recognized through fiscal year 2024.

The following table summarizes the status of the MPRSUs as of and changes during the six months ended June 25, 2022:

	Number of MPRSUs	Weighted average fair value at grant date
Balance as of December 25, 2021	826,926	$20.13
Granted	70,000	39.67
Vested	—	—
Canceled	—	—
Balance as of June 25, 2022	896,926	$21.66

Stock Options

The Company has awarded stock options to its non-employee directors and officers. As of June 25, 2022 and June 26, 2021, there were 317,033 and 355,221 stock options outstanding, respectively. During the six months ended June 25, 2022, there were no stock options granted, 15,000 stock options exercised, and no stock options forfeited. The weighted-average exercise price of stock options outstanding was $9.92 per share as of June 25, 2022. All outstanding stock options will expire in fiscal years 2023 and 2024.

At June 25, 2022 and June 26, 2021, there were zero non-vested stock options outstanding. At June 25, 2022, there was no remaining unrecognized compensation cost related to vested or non-vested stock options.
The following table summarizes information about stock options outstanding and exercisable at June 25, 2022:

	Options Outstanding and Exercisable
Range of exercise prices	Number	Weighted average exercise price	Weighted average remaining contractual life (in years)

$0.00 - $10.89	204,500	$8.80	1.0
$10.90 - $12.01	112,533	11.97	1.6
	317,033	$9.92

Stock Compensation Expense

The Company recorded $10.9 million and $5.3 million in stock-based compensation expense during the six months ended June 25, 2022 and June 26, 2021, respectively.

Long-Term Incentive Plans

The Company has long-term incentive plans at various operating companies which are recorded as liabilities. Upon vesting, the awards granted under these plans may be settled in cash or shares of the Company's stock at the Company's discretion. The total aggregate liability for these plans as of June 25, 2022 is $3.8 million, recorded in "Accounts payable and accrued expenses" on the Condensed Consolidated Balance Sheets. During the six months ended June 25, 2022, total expense recognized related to these plans was $3.8 million.

Share Repurchases

On May 18, 2022, the Company's Board of Directors approved a stock repurchase program under which the Company may repurchase up to $500.0 million of its outstanding shares of common stock over the next three years. The repurchase program authorizes shares to be repurchased from time to time in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The actual timing, number and value of shares, if any, repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including, among others, the availability of stock, general market and business conditions, the trading price of the Company’s common stock and applicable legal requirements. This plan supersedes previous share repurchase programs. During the six months ended June 25, 2022, the Company did not repurchase any shares of its common stock.

(11) Related Party Transactions

The Company considers any of its directors, executive officers or beneficial owners of more than 5% of our common stock, or any member of the immediate family of the foregoing persons, to be related parties.

Messrs. Kahn and Laurence

Brian Kahn and Vintage Capital Management, LLC and its affiliates ("Vintage"), in aggregate, held approximately 28% of the aggregate voting power of the Company through their ownership of common stock as of June 25, 2022. Brian Kahn and Andrew Laurence are principals of Vintage. Mr. Kahn is a member of the Board of Directors, President and Chief Executive Officer of the Company. Mr. Laurence is an Executive Vice President of the Company and served as a member of the Company's Board of Directors until the Company's annual meeting of stockholders in May 2021.

Buddy's Franchises. Mr. Kahn's brother-in-law owns eight Buddy's franchises. All transactions between the Company's Buddy's segment and Mr. Kahn's brother-in-law are conducted on a basis consistent with other franchisees.

Tax Receivable Agreement

The Company previously had a non-controlling interest in New Holdco as a result of its acquisition of Buddy's on July 10, 2019. On April 1, 2020, the Company redeemed all of the non-controlling interest units. On July 10, 2019, the Company entered into the Tax Receivable Agreement with the then-existing non-controlling interest holders, which comprised the former equity holders of Buddy's (the "Buddy's Members") that provides for the payment by the Company to the non-controlling interest holders of 40% of the amount of any tax benefits that the Company actually realizes as a result of increases in the tax basis of the net assets of New Holdco resulting from any redemptions or exchanges of New Holdco units. Amounts due under the Tax Receivable Agreement to the Buddy's Members as of June 25, 2022 and December 25, 2021 were $17.3 million, which are recorded in "Other non-current liabilities" in the accompanying Condensed Consolidated Balance Sheets. No payments were made to Buddy's Members pursuant to the Tax Receivable Agreement during the six months ended June 25, 2022.

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

Guarantees

The Company remains secondarily liable under various real estate leases that were assigned to franchisees who acquired Vitamin Shoppe, Pet Supplies Plus, or Buddy's stores from the Company. In the event of the failure of an acquirer to pay lease payments, the Company could be obligated to pay the remaining lease payments which extend through 2033 and in aggregate are $26.1 million and $22.9 million as of June 25, 2022 and December 25, 2021, respectively.

The Company also remains secondarily liable under loan agreements entered into by certain franchisees who acquired Vitamin Shoppe, American Freight, or Buddy's stores from the Company. In the event of the failure of these franchisees to make the loan payments, the Company could be obligated to pay the default amounts. No amounts were outstanding under these agreements as of June 25, 2022.

If the Company is required to make payments under any of these guarantees, the Company could seek to recover those amounts from the franchisees or in some cases their affiliates. The Company believes that payment under any of these guarantees is remote as of June 25, 2022.

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

Refer to "Note 6. Revenue" for total revenues by segment. Operating income (loss) by segment were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Income (loss) from operations:
Vitamin Shoppe	$31,017	$29,763	$66,371	$63,037
Pet Supplies Plus	18,654	10,578	35,675	6,409
Badcock	30,903	—	101,134	—
American Freight	5,029	21,956	16,242	47,086
Buddy's	3,561	3,367	7,626	7,640
Sylvan	1,633	—	2,581	—
Total Segments	90,797	65,664	229,629	124,172
Corporate	(13,691)	(7,508)	(22,157)	(13,041)
Consolidated income (loss) from operations	$77,106	$58,156	$207,472	$111,131

Total assets by segment were as follows:

(In thousands)	June 25, 2022	December 25, 2021
Total assets:
Vitamin Shoppe	$641,885	$596,964
Pet Supplies Plus	967,913	957,849
Badcock	880,116	1,062,310
American Freight	984,055	959,282
Buddy's	141,017	146,033
Sylvan	102,232	103,850
Total Segments	3,717,218	3,826,288
Corporate	97,783	86,883
Consolidated total assets	$3,815,001	$3,913,171

(14) Subsequent Events

On August 2, 2022, the Company's Board of Directors declared quarterly dividends of $0.625 per share of common stock and $0.46875 per share of Series A Preferred Stock. The dividends will be paid in cash on or about October 14, 2022 to holders of record of the Company's common stock and Series A Preferred Stock on the close of business on September 30, 2022.

On August 2, 2022, Badcock completed the sale of its headquarters for gross proceeds of $23.5 million, pursuant to the terms of that certain Amended and Restated Purchase and Sale Agreement, dated April 26, 2022 and amended as of May 25, 2022, which was described in the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2022. The Company anticipates using the net proceeds from the sale to repay a portion of its existing term loan debt. Additionally and concurrent with the closing of the sale, Badcock also entered into a master lease agreement with respect to the headquarters to lease back the properties from the purchaser for which the Company has provided a guaranty.

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

•the possibility that any of the anticipated benefits of our acquisitions or dispositions will not be realized or will not be realized within the expected time period, our businesses and our acquisitions may not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected, or revenues following our acquisitions may be lower than expected or we are unable to sell non-core assets;

•our ability to identify and consummate attractive acquisitions on favorable terms;

•our inability to grow on a sustainable basis;

•changes in operating costs, including employee compensation and benefits;

•higher inflation rates, which may result in reduced customer traffic or impact discretionary consumer spending;

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

Results of Operations
The table below shows results of operations for the three and six months ended June 25, 2022 and June 26, 2021.

	Three Months Ended				Six Months Ended
			Change				Change
(In thousands)	June 25, 2022	June 26, 2021	$	%	June 25, 2022	June 26, 2021	$	%
Total revenues	$1,094,998	$862,758	$232,240	26.9%	$2,230,467	$1,484,103	$746,364	50.3%
Income from operations	77,106	58,156	18,950	32.6%	207,472	111,131	96,341	86.7%
Net income	$40,983	$32,521	$8,462	26.0%	$53,301	$4,186	$49,115	1,173.3%

Revenues. The table below sets forth the components and changes in our revenues for the three and six months ended June 25, 2022 and June 26, 2021.

	Three Months Ended				Six Months Ended
			Change				Change
(In thousands)	June 25, 2022	June 26, 2021	$	%	June 25, 2022	June 26, 2021	$	%
Product	$952,009	$805,768	$146,241	18.1%	$1,931,173	$1,389,585	$541,588	39.0%
Service and other	135,648	48,193	87,455	181.5%	283,929	76,768	207,161	269.9%
Rental	7,341	8,797	(1,456)	(16.6)%	15,365	17,750	(2,385)	(13.4)%
Total revenue	$1,094,998	$862,758	$232,240	26.9%	$2,230,467	$1,484,103	$746,364	50.3%
For the three months ended June 25, 2022, total revenues increased $232.2 million, or 27%, to $1,095.0 million compared to $862.8 million in the same period last year. This increase was primarily due to the Badcock Acquisition, which increased revenue by $233.3 million, and a $27.0 million increase in revenue at our Pet Supplies Plus segment. These increases were offset by a $42.4 million decrease in revenue at our American Freight segment.

For the six months ended June 25, 2022, total revenues increased $746.4 million, or 50%, to $2,230.5 million compared to $1,484.1 million in the same period last year. This increase was primarily due to the Badcock Acquisition, which increased revenue by $489.6 million and the Sylvan Acquisition, which increased revenue by $21.6 million. The increase was also due to improved comparable store sales and inclusion of full period results from Pet Supplies Plus in the current period, which increased revenue by $276.9 million, and a $20.6 million increase in revenue at our Vitamin Shoppe segment. These increases were offset by a $59.5 million decrease in revenue at our American Freight segment.
Operating expenses.    The following table details the amounts and changes in our operating expenses for the three and six months ended June 25, 2022 and June 26, 2021.

	Three Months Ended				Six Months Ended
			Change				Change
(In thousands)	June 25, 2022	June 26, 2021	$	%	June 25, 2022	June 26, 2021	$	%
Cost of revenue:
Product	$600,780	$522,576	$78,204	15.0%	$1,217,364	$861,991	$355,373	41.2%
Service and other	8,732	934	7,798	834.9%	17,395	1,339	16,056	1,199.1%
Rental	2,741	2,935	(194)	(6.6)%	5,603	5,940	(337)	(5.7)%
Total cost of revenue	612,253	526,445	85,808	16.3%	1,240,362	869,270	371,092	42.7%
Selling, general, and administrative expenses	405,639	278,157	127,482	45.8%	782,633	503,702	278,931	55.4%
Total operating expenses	$1,017,892	$804,602	$213,290	26.5%	$2,022,995	$1,372,972	$650,023	47.3%
For the three months ended June 25, 2022, total operating expenses were $1,017.9 million compared to $804.6 million in the same period last year, representing an increase of $213.3 million, or 26.5%. This increase was primarily due to the Badcock Acquisition, which increased operating expenses by $202.4 million, and an $18.9 million increase in operating expenses at our Pet Supplies Plus Segment. These increases were offset by a $25.5 million decrease in operating expenses at our American Freight segment.

For the six months ended June 25, 2022, total operating expenses were $2,023.0 million compared to $1,373.0 million in the same period last year, representing an increase of $650.0 million, or 47.3%. This increase was primarily due to the Badcock Acquisition, which increased operating expenses by $388.4 million, and also due to the corresponding increased sales and inclusion of full period results from Pet Supplies Plus in the current period, which increased operating expenses by $247.6 million. These increases were offset by a $28.6 million decrease in operating expenses at our American Freight segment.

Non-operating income (expense) decreased $0.3 million for the three months ended June 25, 2022 and increased $29.9 million for the six months ended June 25, 2022 due to the following:

Bargain purchase gain. Bargain purchase gain increased $3.6 million and $3.5 million, respectively, for the three and six months ended June 25, 2022 compared to the same periods last year due to adjustments made to the preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed in the Badcock Acquisition.

Gain on sale-leaseback transactions. In the six months ended June 25, 2022, the Company's Badcock segment sold a number of its retail locations and distribution centers, resulting in a net gain of $49.9 million on sale-leaseback transactions.

Other. Other expense decreased $12.9 million and $27.6 million, respectively, for the three and six months ended June 25, 2022 compared to the same periods last year primarily due to a prepayment penalty in the prior period of $36.7 million from the repayment of the Franchise Group New Holdco Term Loan and ABL Term Loan, partially offset by a $10.9 million loss related to our investment in NextPoint in the six months ended June 25, 2022.

Interest expense, net. Interest expense, net increased $66.0 million and $110.9 million, respectively, for the three and six months ended June 25, 2022, due to $128.2 million of interest expense related to the Badcock securitized receivables and $3.6 million in additional interest expense on the First and Second Lien Badcock Term Loans, offset by the write-off of $2.1 million of deferred financing costs from the $31.0 million and $175.0 million principal payments and termination of the First Lien Badcock Term Loan, and the write-off of $3.5 million of deferred financing costs from the $150.0 million principal payment and termination of the Second Lien Badcock Term Loan.

Income tax benefit. Our effective tax rate from continuing operations, including discrete income tax items, was 24.5% and (2.0)% for the six months ended June 25, 2022 and June 26, 2021, respectively. The change in the effective tax rate compared to the prior year is due to the reversal of a valuation allowance related to net operating loss carryforwards in the prior year.

Segment Information

We, through our franchisees and Company-owned stores, operate a system of point of sale retail and rent-to-own locations. Our operations are conducted in six reporting business segments: Vitamin Shoppe, Badcock, Pet Supplies Plus, American Freight, Buddy's, and Sylvan. Refer to "Note 13. Segments" for additional information. Because the Sylvan and Badcock Acquisitions occurred on September 27, 2021 and November 22, 2021, respectively; no comparable information is available. Therefore, Sylvan and Badcock information is not provided in this discussion.

The following table summarizes the operating results of our Vitamin Shoppe segment:

	Three Months Ended				Six Months Ended
			Change				Change
(In thousands)	June 25, 2022	June 26, 2021	$	%	June 25, 2022	June 26, 2021	$	%
Total revenues	$306,897	$302,555	$4,342	1.4%	$617,851	$597,295	$20,556	3.4%
Operating expenses	275,880	272,792	3,088	1.1%	551,480	534,258	17,222	3.2%
Segment income	$31,017	$29,763	$1,254	4.2%	$66,371	$63,037	$3,334	5.3%

Total revenue for the three and six months ended June 25, 2022 for our Vitamin Shoppe segment increased $4.3 million, or 1.4%, and $20.6 million, or 3.4%, compared to the same periods in the prior year, respectively. The increases in revenue were driven primarily by higher average transaction value and price increases due to higher vendor costs.

Operating expenses for our Vitamin Shoppe segment increased $3.1 million, or 1.1%, for the three months ended June 25, 2022 as compared to the same period in the prior year, primarily due to a corresponding increase in revenue.

Operating expenses for our Vitamin Shoppe segment increased $17.2 million, or 3.2%, for the six months ended June 25, 2022 as compared to the same period in the prior year. The increase in operating expense was primarily due to a $16.5 million increase in cost of revenue due to a corresponding increase in revenue, increased transportation costs, and an increase in employee compensation and benefits.

The following table summarizes the operating results of the American Freight segment:

	Three Months Ended				Six Months Ended
			Change				Change
(In thousands)	June 25, 2022	June 26, 2021	$	%	June 25, 2022	June 26, 2021	$	%
Total revenues	$226,428	$268,807	$(42,379)	(15.8)%	$467,843	$527,323	$(59,480)	(11.3)%
Operating expenses	221,399	246,851	(25,452)	(10.3)%	451,601	480,237	(28,636)	(6.0)%
Segment income	5,029	21,956	(16,927)	(77.1)%	16,242	47,086	(30,844)	(65.5)%

Total revenue for our American Freight segment decreased $42.4 million, or (15.8)%, for the three months ended June 25, 2022 as compared to the same period last year. The decrease was attributable to lower demand for furniture, mattresses, and appliances driven by the inflationary environment which resulted in reduced customer traffic.

Total revenue for our American Freight segment decreased $59.5 million, or (11.3)%, for the six months ended June 25, 2022 as compared to the same period last year. The decrease was attributable to lower demand for furniture, mattresses, and appliances driven by government stimulus programs in the prior year period and the inflationary environment which resulted in reduced customer traffic.

Operating expenses for our American Freight segment decreased $25.5 million, or (10.3)%, for the three months ended June 25, 2022 as compared to the same period in the prior year. The decrease in operating expense was primarily due to the following:

•a $16.0 million decrease in cost of revenue due to a corresponding decrease in revenue; and
•a $5.1 million decrease in other selling, general, and administrative expenses mainly driven by increased legal fees in the prior year period.

Operating expenses for our American Freight segment decreased $28.6 million, or (6.0)%, for the six months ended June 25, 2022 as compared to the same period in the prior year. The decrease in operating expense was primarily due to the following:

•a $15.4 million decrease in cost of revenue due to a corresponding decrease in revenue; and
•a $6.3 million decrease in commission based compensation.

The following table summarizes the operating results of the Buddy's segment:

	Three Months Ended				Six Months Ended
			Change				Change
(In thousands)	June 25, 2022	June 26, 2021	$	%	June 25, 2022	June 26, 2021	$	%
Total revenues	$14,129	$15,636	$(1,507)	(9.6)%	$29,713	$32,416	$(2,703)	(8.3)%
Operating expenses	10,568	12,269	(1,701)	(13.9)%	22,087	24,776	(2,689)	(10.9)%
Segment income	3,561	3,367	194	5.8%	7,626	7,640	(14)	(0.2)%

Total revenue for our Buddy's segment decreased $1.5 million, or (9.6)%, and $2.7 million, or (8.3)%, for the three and six months ended June 25, 2022, respectively as compared to the same periods last year. The decreases in revenue were primarily attributable to the refranchising of eight Company-owned stores on August 25, 2021.

Operating expenses for our Buddy's segment decreased $1.7 million, or (13.9)%, and $2.7 million, or (10.9)%, for the three and six months ended June 25, 2022, respectively as compared to the same periods last year primarily due to the refranchising of eight Company-owned stores on August 21, 2021.

The following table summarizes the operating results of the Pet Supplies Plus segment:

	Three Months Ended				Six Months Ended
			Change				Change
(In thousands)	June 25, 2022	June 26, 2021	$	%	June 25, 2022	June 26, 2021	$	%
Total revenues	$302,733	$275,760	$26,973	9.8%	$603,946	$327,069	$276,877	84.7%
Operating expenses	284,079	265,182	18,897	7.1%	568,271	320,660	247,611	77.2%
Segment income	18,654	10,578	8,076	76.3%	35,675	6,409	29,266	456.6%

Total revenue for our Pet Supplies Plus segment increased $27.0 million, or 9.8%, for the three months ended June 25, 2022 as compared to the same period last year. The increase was attributable to an increase in comparable same store sales at Company-owned and franchise locations and the addition of 56 stores in the current year period which resulted in an increase in wholesale revenue and in royalties and other franchise based fees.

Total revenue for our Pet Supplies Plus segment increased $276.9 million, or 84.7%, for the six months ended June 25, 2022 as compared to the same period last year primarily due to the Pet Supplies Plus Acquisition occurring on March 10, 2021, resulting in the prior period not including a full six months' results.

Operating expenses for our Pet Supplies Plus segment increased $18.9 million, or 7.1%, for the three months ended June 25, 2022 as compared to the same period last year primarily due to a $13.5 million increase in costs driven by an increase in sales across the segment.

Operating expenses for our Pet Supplies Plus segment increased $247.6 million, or 77.2%, for the six months ended June 25, 2022 as compared to the same period last year. Because the Pet Supplies Plus Acquisition occurred on March 10, 2021, the prior period does not include a full six months' results.

Adjusted EBITDA

To provide additional information regarding our financial results, we have disclosed Adjusted EBITDA in the table below and within this Quarterly Report. Adjusted EBITDA represents net income (loss), before income taxes, interest expense, depreciation and amortization, and certain other items specified below. Additionally, acquisition costs include adjusting for costs of potential acquisitions and final costs of completed acquisitions. We have provided a reconciliation below of Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure.

We have included Adjusted EBITDA in this Quarterly Report because we believe the presentation of this measure is useful to investors as a supplemental measure in evaluating the aggregate performance of our operating businesses and in comparing our results from period to period because it excludes items that we do not believe are reflective of our core or ongoing operating results. In the Adjusted EBITDA table below, we have removed all revenues and expenses related to our Badcock segment’s in-house financing operations. This includes all amounts related to accounts receivables and securitized receivables. We believe this provides investors a more accurate representation of ongoing operations as we intend to cease in-house financing operations within a year. This measure is used by our management to evaluate performance and make resource allocation decisions each period. Adjusted EBITDA is also the primary operating metric used in the determination of executive management’s compensation. In addition, a measure similar to Adjusted EBITDA is used in our credit facilities. Adjusted EBITDA is not a recognized financial measure under GAAP and may not be comparable to similarly-titled measures used by other companies in our industry. Adjusted EBITDA should not be considered in isolation from or as an alternative to net income (loss), operating income (loss), or any other performance measures derived in accordance with GAAP.

The following table presents a reconciliation of Adjusted EBITDA for each of the periods indicated.

	Reconciliation of Net Income to Adjusted EBITDA
	Three Months Ended		Six Months Ended
(In thousands)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Net income from continuing operations	$40,983	$32,521	$53,301	$4,186
Add back:
Interest expense	88,839	22,865	181,167	70,300
Income tax expense (benefit)	13,572	2,770	17,250	(81)
Depreciation and amortization charges	19,554	17,115	41,588	28,572
Total Adjustments	121,965	42,750	240,005	98,791
EBITDA	162,948	75,271	293,306	102,977
Adjustments to EBITDA
Executive severance and related costs	161	323	256	833
Stock-based and long term executive compensation	8,041	2,825	14,667	5,260
Litigation costs and settlements	(269)	(86)	(39)	3
Corporate compliance costs	—	—	51	779
Store closures	153	—	1,086	222
W.S. Badcock financing operations	(6,928)	—	(57,799)	—
Prepayment penalty on early debt repayment	—	—	—	36,726
Right-of-use asset impairment	273	—	648	—
Integration costs	64	4,694	528	7,817
Gain on sale-leaseback and owned properties, net	(49,854)	—	(52,127)	—
Divestiture costs	493	2,318	2,429	2,660
Acquisition costs	4,776	6,419	5,403	13,649
Gain on investment in equity securities	(12,859)	—	10,864	—
Acquisition bargain purchase gain	(3,581)	—	(3,514)	—
Total Adjustments to EBITDA	(59,530)	16,493	(77,547)	67,949
Adjusted EBITDA	$103,418	$91,764	$215,759	$170,926

Liquidity and Capital Resources

We believe that we have sufficient liquidity to support our ongoing operations and maintain a sufficient liquidity position to meet our obligations and commitments for the next twelve months. Our liquidity plans are established as part of our financial and strategic planning processes and consider the liquidity necessary to fund our operating, capital expenditure and debt service needs.

We primarily fund our operations and acquisitions through operating cash flows and, as needed, a combination of borrowings under various credit agreements, availability under our revolving credit facilities and the issuance of equity securities. Cash generation can be subject to variability based on many factors, including seasonality and the effects of changes in end markets.

As of June 25, 2022, we have current installments of long-term obligations of $322.4 million, of which $315.6 million is debt related to the securitization of accounts receivable, $4.3 million in current term loans net of debt issuance costs, and $2.4 million from finance leases. We expect these obligations can be serviced from our cash and cash equivalents, which were $95.0 million as of June 25, 2022, the proceeds from our Badcock segment's sale-leaseback transactions, and the collection of our Badcock segment's receivables subject to securitization.

During the six months ended June 25, 2022, we executed three substantial transactions that will affect our liquidity and capital resources in future periods. For more details please refer to "Note 7. Long-Term Obligations":

•On December 27, 2021, we repaid $31.0 million and $150.0 million of principal on our First Lien Badcock Term Loan and Second Lien Badcock Term Loan, respectively, using cash proceeds from the Receivables Purchase Agreement.

On June 22, 2022, we repaid the full outstanding balance of principal in the amount of $175.0 million under our First Lien Badcock Term Loan using cash proceeds from the sale of certain parcels of land on which the Badcock segment operates its distribution centers and its headquarters, which resulted in additional interest expense of $2.1 million for the write-off of deferred financing costs. Additionally, we repaid the full outstanding balance of principal under our Second Lien Badcock Term Loan, which resulted in additional interest expense of $3.5 million for the write-off of deferred financing costs.

•In the six months ended June 25, 2022, we drew $88.5 million on the senior secured revolving loan facility. The obligations of the Company under the Third Amended and Restated Loan and Security Agreement are secured by substantially all of the assets of the Company pursuant to the ABL Agreement and a Third Amended and Restated Pledge Agreement.

•On June 3, 2022, we entered into the ABL Amendment to the FRG ABL Revolver Agreement. The ABL Amendment amends the FRG ABL Revolver Agreement to, among other things, increase the commitments under the ABL Revolver to $250.0 million, change the reference rate from LIBOR to SOFR, amend certain negative covenants regarding investments for a time period specified therein, and limit the maximum principal amount of loans outstanding under the FRG ABL Revolver Agreement to $200.0 million for a time period specified therein.

Sources and uses of cash

Operating activities. In the six months ended June 25, 2022, net cash from operating activities decreased $55.9 million compared to the same period in the prior year primarily due to a $75.3 million increase in cash used for inventory and a $70.3 million increase in accounts receivable. This was partially offset by an $8.7 million increase in accounts payable and accrued expenses and a $95.3 million increase in cash income from operations. Cash net income represents net income adjusted for non-cash or non-operating activities such as gain on bargain purchases, gains on the sale of Company assets, depreciation and amortization, deferred financing cost amortization and the change in fair value of investment.

Investing activities. In the six months ended June 25, 2022, cash used in investing activities decreased $698.2 million compared to the same period in the prior year. This decrease was primarily due to a reduction of $459.1 million in cash used for acquisitions and a $240.3 million increase of proceeds received from the sale of property, plant, and equipment. These were offset by a net $4.4 million decrease in issuance of operating loans and payments received from franchisees.

Financing activities. In the six months ended June 25, 2022, cash provided by financing activities decreased $872.9 million compared to the same period in the prior year. This decrease was due to a $1,087.7 million decrease in proceeds from the issuance of debt, a $79.5 million decrease in proceeds from the issuance of preferred stock and an increase of $21.9 million for dividends paid. The decrease of cash provided by financing activities was partially offset by a $230.6 million decrease in repayments of long-term obligations and an $87.1 million decrease in payments for debt issuance costs.

Long-term debt borrowings

For a description of our long-term debt borrowing refer to "Note 7. Long-Term Obligations”.
Other factors affecting our liquidity

Tax Receivable Agreement. We may be required to make payments under the Tax Receivable Agreement ("TRA Payments") to the former equity holders of Buddy's (the "Buddy’s Members"). Under the terms of the Tax Receivable Agreement, we agreed to pay the Buddy's Members 40% of the cash savings, if any, in federal, state and local taxes that we realize or are deemed to realize as a result of any increases in tax basis of the assets of New Holdco resulting from future redemptions or exchanges of New Holdco units held by the Buddy's Members. Any future obligations and the timing of such payments under the Tax Receivable Agreement, however, are subject to several factors, including (i) the timing of subsequent exchanges of New Holdco units by the Buddy’s Members, (ii) the price of our common stock at the time of exchange, (iii) the extent to which such exchanges are taxable, (iv) the ability to generate sufficient future taxable income over the term of the Tax Receivable Agreement to realize the tax benefits and (v) any future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. Although the amount of the TRA Payments would reduce the total cash flow to us and New Holdco, we expect the cash tax savings we will realize from the utilization of the related tax benefits would be sufficient to fund the required payments. As of June 25, 2022, we have TRA Payments due to the Buddy's Members of $17.3 million.

Dividends. On August 2, 2022, our Board of Directors approved quarterly cash dividends to common stockholders of $0.625 per share and preferred stockholders of $0.46875 per share. The cash dividends will be paid on or about October 14, 2022 to holders of record of the Company’s common stock and preferred stock on the close of business on September 30, 2022. The payment of dividends is at the discretion of our Board of Directors and depends, among other things, on our earnings, capital requirements, and financial condition. Our ability to pay dividends is also subject to compliance with financial covenants that are contained in our credit facility and may be restricted by any future indebtedness that we incur or issuances of our preferred stock. In addition, applicable law requires our Board of Directors to determine that we have adequate surplus prior to the declaration of dividends. We cannot provide an assurance that we will pay dividends at any specific level or at all.

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

Compliance with debt covenants. Our revolving credit and long-term debt agreements impose restrictive covenants on us, including requirements to meet certain ratios. As of June 25, 2022, we were in compliance with all covenants under these agreements and, based on a continuation of current operating results, we expect to be in compliance for the remainder of fiscal 2022.

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

Our exposure to interest rate risk relates to our long-term debt obligations, as they bear interest at LIBOR, reset periodically and have an interest rate margin. Assuming our revolving credit facility was fully drawn, a ten basis point change in the interest rates would change our annual interest expense by $163.1 million.

ITEM 4
CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 25, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 25, 2022, the Company’s disclosure controls and procedures were designed and functional effectively to provide reasonable assurance that information required to be disclosed in reports that the Company files or submits under the Exchange act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

On September 27, 2021 and November 22, 2021, the Company acquired Sylvan and Badcock, respectively. The Company is in the process of implementing its internal control structure over each of the acquired business's operations and expects that process to be completed in the fourth quarter of fiscal year 2022.

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 25, 2022 that have materially affected, or our reasonably like to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1
LEGAL PROCEEDINGS
For information regarding legal proceedings, refer to "Note 12. Commitments and Contingencies" in the Notes to the Consolidated Financial Statements, which information is incorporated herein by reference.
ITEM 1A
RISK FACTORS

There are no additional risk factors that should be considered in addition to the risk factors described in Part I, Item 1A, in the Form 10-K and Part II, Item IA in this Quarterly Report.

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of our equity securities for the period covered by this Quarterly Report.

SHARE REPURCHASES

On May 18, 2022, our Board of Directors approved a stock repurchase program under which we may repurchase up to $500.0 million of our outstanding shares of common stock over the next three years. The repurchase program authorizes shares to be repurchased from time to time in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The actual timing, number and value of shares, if any, repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including, among others, the availability of stock, general market and business conditions, the trading price of our common stock and applicable legal requirements. This plan supersedes previous share repurchase programs. During the six months ended June 25, 2022, we did not repurchase any shares of our common stock.

ITEM 3
DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4
MINE SAFETY DISCLOSURES

None.
ITEM 5
OTHER INFORMATION
None.

ITEM 6
EXHIBITS

We have filed the following exhibits as part of this Quarterly Report:

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

2.1
Agreement of Merger and Business Combination Agreement dated as of July 10, 2019, among Liberty Tax, Inc., Buddy’s Newco, LLC, Franchise Group New Holdco, LLC, Franchise Group B Merger Sub, LLC, and Vintage RTO, L.P. (Exhibit 2.1 to Form 8-K, File No. 001-35588 filed on July 11, 2019).*
X

2.2
Membership Interest Purchase Agreement, by and between NextPoint Acquisition Corp. and Franchise Group Intermediate L, LLC, dated as of February 21, 2021 (incorporated by reference to Exhibit 2.1 to Form 8-K, File No. 001-35588 filed February 22, 2021).*
X

2.2.1
Amendment No. 1, dated as of April 13, 2021 to Membership Interest Purchase Agreement, by and between NextPoint Acquisition Corp. and Franchise Group Intermediate L, LLC, dated as of February 21, 2021.
X

2.2.2	Amendment No. 2, dated as of June 30, 2021 to Membership Interest Purchase Agreement, by and between NextPoint Acquisition Corp. and Franchise Group Intermediate L, LLC. dated as of February 21, 2021.		X

2.3
Stock Purchase Agreement, dated as of November 22, 2021, by and among Franchise Group Newco BHF, LLC, W.S. Badcock Corporation, the shareholders set forth on Annex I thereto, and William K. Pou, Jr. (incorporated by reference to Exhibit 2.1 to Form 8-K, File No. 001-25588 filed November 24, 2021).*
X

2.4
Master Receivables Purchase Agreement, dated as of December 20, 2021, between W.S. Badcock Corporation and B. Riley Receivables, LLC (incorporated by reference to Exhibit 2.1 to Form 8-K, File No. 001-35588 filed December 21, 2021).*
X

2.5
Purchase and Sale Agreement, dated as of March 31, 2022, between W.S. Badcock Corporation and National Retail Properties, LP (incorporated by reference to Exhibit 2.9 to Form 10-Q, File No. 001-35588 filed May 5, 2022).*
X

2.6
Purchase and Sale Agreement, dated as of April 15, 2022, between W.S. Badcock Corporation and Mesirow Realty Sale-Leaseback, Inc. (incorporated by reference to Exhibit 2.10 to Form 10-Q, File No. 001-35588 filed May 5, 2022), *
X

2.7
Purchase and Sale Agreement, dated as of April 26, 2022, between W.S. Badcock Corporation and CAI Investments Sub Series 100, LLC (incorporated by reference to Exhibit 2.11 to Form 10-Q, File No. 001-35588 filed May 5, 2022).*
X

2.8	Purchase and Sale Agreement, dated as of May 25, 2022, between W.S. Badcock Corporation and Oak Street Real Estate Capital Net Lease Property Fund (Collector), LP.*	X

2.8.1	Amended and Restated Purchase and Sale Agreement, dated as of May 25, 2022, by and between W.S. Badcock Corporation and Oak Street Real Estate Capital Net Lease Property Fund (Collector), LP.	X

2.9	Purchase and Sale Agreement, dated as of May 25, 2022, by and between W.S. Badcock Corporation and Oak Street Real Estate Capital Net Lease Property Fund (Collector), LP.	X

2.9.1	First Amendment, dated as of June 24, 2022, to Purchase and Sale Agreement by and between W.S. Badcock Corporation and Oak Street Real Estate Capital Net Lease Property Fund (Collector), LP.	X

2.9.2	Second Amendment, dated as of June 30, 2022, to Purchase and Sale Agreement by and between W.S. Badcock Corporation and Oak Street Real Estate Capital Net Lease Property Fund (Collector), LP.	X

2.9.3	Third Amendment, dated as of July 6, 2022, to Purchase and Sale Agreement by and between W.S. Badcock Corporation and Oak Street Real Estate Capital Net Lease Property Fund (Collector), LP.	X

2.9.4	Fourth Amendment, dated as of July 13, 2022, to Purchase and Sale Agreement by and between W.S. Badcock Corporation and Oak Street Real Estate Capital Net Lease Property Fund (Collector), LP.	X

2.9.5	Amended and Restated Purchase and Sale Agreement, dated as of May 25, 2022, by and between W.S. Badcock Corporation and BCHQ Owner LLC (incorporated by reference herein).*	X

3.1	Second Amended and Restated Certificate of Incorporation of Liberty Tax, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K, File No. 001-35588 filed on December 19, 2018).		X

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
X

3.2	Second Amended and Restated Bylaws of Liberty Tax, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K, File No. 001-35588 filed on July 15, 2014).		X

31.1	Certification of Chief Executive Officer	X

31.2	Certification of Chief Financial Officer	X

32.1	Section 1350 Certification (Chief Executive Officer)	X

32.2	Section 1350 Certification (Chief Financial Officer)	X

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2022, formatted in Inline XBRL, filed herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Condensed Consolidated Statements of Stockholders’ Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements	X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2022, formatted in Inline XBRL (included with Exhibit 101)	X

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

FRANCHISE GROUP, INC. (Registrant)

August 4, 2022	By:	/s/ Brian R. Kahn
Brian R. Kahn Chief Executive Officer and Director (Principal Executive Officer)

August 4, 2022	By:	/s/ Eric F. Seeton
Eric F. Seeton Chief Financial Officer (Principal Financial and Accounting Officer)