Form 10-Q
period 2022-09-24
Franchise Group, Inc.
filed 2022-11-03
CIK 1528930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 24, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the registrant's common stock, par value $0.01 value per share, as of October 31, 2022 was 38,205,831 shares.

FRANCHISE GROUP, INC. AND SUBSIDIARIES

Form 10-Q for the Quarterly Period Ended September 24, 2022

PART I. FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS (UNAUDITED)

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except share count and per share data)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Revenues:
Product	$922,887	$782,608	$2,854,060	$2,172,193
Service and other	121,738	37,891	405,666	114,659
Rental	6,851	8,327	22,217	26,077
Total revenues	1,051,476	828,826	3,281,943	2,312,929
Operating expenses:
Cost of revenue:
Product	604,969	485,682	1,822,334	1,347,673
Service and other	8,878	8,737	26,273	10,076
Rental	2,637	2,930	8,239	8,869
Total cost of revenue	616,484	497,349	1,856,846	1,366,618
Selling, general, and administrative expenses	390,999	276,714	1,173,633	780,416
Goodwill impairment	70,000	—	70,000	—
Total operating expenses	1,077,483	774,063	3,100,479	2,147,034
Income (loss) from operations	(26,007)	54,763	181,464	165,895
Other expense:
Bargain purchase gain	—	—	3,514	—
Gain on sale-leaseback transactions, net	9,371	—	59,225	—
Other, net	(11,278)	(13,090)	(20,400)	(49,816)
Interest expense, net	(61,236)	(21,194)	(242,402)	(91,494)
Income (loss) from continuing operations before income taxes	(89,150)	20,479	(18,599)	24,585
Income tax expense (benefit)	32,013	(15,519)	49,263	(15,600)
Income (loss) from continuing operations	(121,163)	35,998	(67,862)	40,185
Income from discontinued operations, net of tax	—	128,072	—	176,434
Net income (loss) attributable to Franchise Group, Inc.	$(121,163)	$164,070	$(67,862)	$216,619

Income (loss) per share from continuing operations:
Basic	$(3.09)	$0.84	$(1.85)	$0.84
Diluted	(3.09)	0.83	(1.85)	0.83

Net income per share:
Basic	$(3.09)	$4.02	$(1.85)	$5.23
Diluted	(3.09)	3.96	(1.85)	5.14

Weighted-average shares outstanding:
Basic	39,941,287	40,229,232	40,201,666	40,171,458
Diluted	39,941,287	40,973,736	40,201,666	40,931,423

See accompanying notes to condensed consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Net income (loss)	$(121,163)	$164,070	$(67,862)	$216,619
Other comprehensive income (loss)
Unrealized (gain) loss on interest rate swap agreement, net of taxes of $0, $0, $0, and $13, respectively	—	—	—	45
Foreign currency translation adjustment	—	—	—	381
Forward contracts related to foreign currency exchange rates	—	—	—	—
Reclassification of unrealized loss on interest rate swap agreement and foreign currency translation adjustments realized upon disposal of business	—	973	—	973
Other comprehensive income	—	973	—	1,399
Comprehensive income (loss)	$(121,163)	$165,043	$(67,862)	$218,018

 See accompanying notes to condensed consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share count and per share data)	September 24, 2022	December 25, 2021
Assets
Current assets:
Cash and cash equivalents	$72,931	$292,714
Current receivables, net	143,240	118,698
Current securitized receivables, net	341,083	369,567
Inventories, net	792,055	673,170
Current assets held for sale	8,816	—
Other current assets	27,128	24,063
Total current assets	1,385,253	1,478,212
Property, plant, and equipment, net	226,980	449,886
Non-current receivables, net	10,249	11,755
Non-current securitized receivables, net	44,801	47,252
Goodwill	738,083	806,536
Intangible assets, net	119,377	127,951
Tradenames	222,703	222,687
Operating lease right-of-use assets	884,197	714,741
Investment in equity securities	13,261	35,249
Other non-current assets	21,382	18,902
Total assets	$3,666,286	$3,913,171
Liabilities and Stockholders' Equity
Current liabilities:
Current installments of long-term obligations	$392,772	$486,170
Current operating lease liabilities	178,622	173,101
Accounts payable and accrued expenses	401,757	410,552
Other current liabilities	37,672	50,833
Total current liabilities	1,010,823	1,120,656
Long-term obligations, excluding current installments	1,286,351	1,383,725
Non-current operating lease liabilities	719,672	557,071
Other non-current liabilities	103,683	88,888
Total liabilities	3,120,529	3,150,340

Stockholders' equity:
Common stock, $0.01 par value per share, 180,000,000 shares authorized, 38,162,700 and 40,296,688 shares issued and outstanding at September 24, 2022 and December 25, 2021, respectively	382	403
Preferred stock, $0.01 par value per share, 20,000,000 shares authorized, and 4,541,125 shares issued and outstanding at September 24, 2022 and December 25, 2021, respectively	45	45
Additional paid-in capital	410,914	475,396
Retained earnings	134,416	286,987
Total equity	545,757	762,831
Total liabilities and equity	$3,666,286	$3,913,171

See accompanying notes to condensed consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Three Months Ended September 24, 2022
(In thousands)	Common stock shares	Common stock	Preferred stock shares	Preferred stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Total Franchise Group equity
Balance at June 25, 2022	40,359	$404	4,541	$45	$486,059	$—	$282,346	$768,854
Net loss	—	—	—	—	—	—	(121,163)	(121,163)
Exercise of stock options	21	—	—	—	(528)	—	—	(528)
Stock-based compensation expense, net	10	—	—	—	3,237	—	—	3,237
Common dividend declared ($0.625 per share)	—	—	—	—	—	—	(24,639)	(24,639)
Preferred dividend declared ($0.469 per share)	—	—	—	—	—	—	(2,128)	(2,128)
Repurchase of common stock	(2,227)	(22)	—	—	(77,854)	—	—	(77,876)
Balance at September 24, 2022	38,163	$382	4,541	$45	$410,914	$—	$134,416	$545,757

	Nine Months Ended September 24, 2022
(In thousands)	Common stock shares	Common stock	Preferred stock shares	Preferred stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Total Franchise Group equity
Balance at December 25, 2021	40,297	$403	4,541	$45	$475,396	$—	$286,987	$762,831
Net income	—	—	—	—	—	—	(67,862)	(67,862)
Exercise of stock options	36	—	—	—	(348)	—	—	(348)
Stock-based compensation expense, net	57	1	—	—	13,720	—	—	13,721
Common dividend declared ($0.625 per share)	—	—	—	—	—	—	(78,323)	(78,323)
Preferred dividend declared ($0.469 per share)	—	—	—	—	—	—	(6,386)	(6,386)
Repurchase of stock	(2,227)	(22)	—	—	(77,854)	—	—	(77,876)
Balance at September 24, 2022	38,163	$382	4,541	$45	$410,914	$—	$134,416	$545,757

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Three Months Ended September 25, 2021
(In thousands)	Common stock shares	Common stock	Preferred stock shares	Preferred stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Total Franchise Group equity
Balance at June 26, 2021	40,208	$402	4,541	$45	$467,351	$(973)	$21,170	$487,995
Net income	—	—	—	—	—	—	164,070	164,070
Total other comprehensive income	—	—	—	—	—	973	—	973
Stock-based compensation expense, net	29	—	—	—	4,054	—	—	4,054
Common dividend declared ($0.375 per share)	—	—	—	—	—	—	(15,482)	(15,482)
Preferred dividend declared ($0.469 per share)	—	—	—	—	—	—	(2,128)	(2,128)
Balance at September 25, 2021	40,237	$402	4,541	$45	$471,405	$—	$167,630	$639,482

	Nine Months Ended September 25, 2021
(In thousands)	Common stock shares	Common stock	Preferred stock shares	Preferred stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Total Franchise Group equity
Balance at December 26, 2020	40,092	$401	1,250	$13	$382,383	$(1,399)	$3,769	$385,167
Net income	—	—	—	—	—	—	216,619	216,619
Total other comprehensive income	—	—	—	—	—	1,399	—	1,399
Exercise of stock options	36	—	—	—	385	—	—	385
Stock-based compensation expense, net	109	1	—	—	9,127	—	—	9,128
Issuance of Series A Preferred Stock	—	—	3,291	32	79,510	—	—	79,542
Common dividend declared ($0.375 per share)	—	—	—	—	—	—	(46,372)	(46,372)
Preferred dividend declared ($0.469 per share)	—	—	—	—	—	—	(6,386)	(6,386)
Balance at September 25, 2021	40,237	$402	4,541	$45	$471,405	$—	$167,630	$639,482

See accompanying notes to condensed consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
(In thousands)	September 24, 2022	September 25, 2021
Operating Activities
Net income (loss)	$(67,862)	$216,619
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	97,575	2,010
Goodwill impairment	70,000	—
Depreciation, amortization, and impairment charges	62,381	50,127
Amortization of deferred financing costs and prepayment penalties	15,069	72,316
Amortization of securitized debt discount	71,446	—
Stock-based compensation expense	14,147	9,561
Change in fair value of investment	22,138	(13,089)
Gain on sale-leaseback, bargain purchases, and sales of Company-owned stores, net	(65,254)	(177,067)
Other non-cash items	(2,265)	(391)
Changes in operating assets and liabilities	(264,550)	(44,646)
Net cash provided by (used in) operating activities	(47,175)	115,440
Investing Activities
Purchases of property, plant, and equipment	(39,127)	(37,957)
Proceeds from sale of property, plant, and equipment	268,239	3,384
Acquisition of business, net of cash and restricted cash acquired	(3,753)	(462,821)
Divestiture of business, net of cash and restricted cash sold	—	179,471
Issuance of operating loans to franchisees	—	(17,749)
Payments received on operating loans to franchisees	—	23,103
Net cash provided by (used in) investing activities	225,359	(312,569)
Financing Activities
Dividends paid	(82,019)	(50,016)
Issuance of long-term debt and other obligations	568,319	1,306,724
Repayment of long-term debt and other obligations	(802,268)	(1,042,256)
Issuance of common stock	83	—
Issuance of preferred stock	—	79,542
Payments for repurchase of common stock	(77,876)	—
Principal payments of finance lease obligations	(2,009)	—
Payment for debt issue costs and prepayment penalty on extinguishment	(1,339)	(88,014)
Other stock compensation transactions	(858)	(47)
Net cash provided by (used in) financing activities	(397,967)	205,933
Effect of exchange rate changes on cash, net	—	34
Net increase (decrease) in cash equivalents and restricted cash	(219,783)	8,838
Cash, cash equivalents and restricted cash at beginning of period	292,714	151,502
Cash, cash equivalents and restricted cash at end of period	$72,931	$160,340
Supplemental Cash Flow Disclosure
Cash paid for taxes, net of refunds	$63,921	$39,618
Cash paid for interest	63,072	79,074
Accrued capital expenditures	4,528	3,496
Non-cash proceeds from divestiture of Liberty Tax	—	59,680
Capital expenditures funded by finance lease liabilities	—	1,211
See accompanying notes to condensed consolidated financial statements.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Statements of Cash Flows.

(In thousands)	September 24, 2022	September 25, 2021
Cash and cash equivalents	$72,931	$159,972
Restricted cash included in other non-current assets	—	368
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$72,931	$160,340

Amounts included in other non-current assets represent those required to be set aside by a contractual agreement with an insurer for the payment of specific workers’ compensation claims.

FRANCHISE GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 24, 2022 and September 25, 2021

(1) Basis of Presentation

Unless otherwise stated, references to the "Company," "we," "us," and "our" in this Quarterly Report on Form 10-Q (this "Quarterly Report") refer to Franchise Group, Inc. and its direct and indirect subsidiaries on a consolidated basis. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 25, 2021 that was filed with the Securities and Exchange Commission (“SEC”) on February 23, 2022 (the “Form 10-K”).

In the opinion of management, all adjustments (including those of a normal recurring nature) necessary for a fair presentation of such condensed consolidated financial statements in accordance with GAAP have been recorded. The December 25, 2021 balance sheet information was derived from the audited financial statements as of that date.

Repurchases of Common Stock

The Company's repurchases shares of its common stock through open market transactions. During the nine months ended September 24, 2022, all purchases of common stock under the Company's stock repurchase program were made at prices that exceeded the par value of the repurchased common stock, and the portions of the purchase prices that exceeded par value were charged to additional paid-in capital to the extent that an excess was present. Once additional paid-in capital is fully depleted, remaining excess of cost over par value is charged to retained earnings. Refer to “Note 10. Equity & Stock Compensation Plans” in this Quarterly Report for additional information regarding share repurchases.

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This standard eliminates Step 2 from the goodwill impairment test. Instead, an entity should compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company early adopted the ASU in the quarter ended September 24, 2022. Refer to "Note 5. Goodwill and Intangible Assets" for the calculation of the Company's impairment test after the adoption of ASU 2017-04.

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

(2) Acquisitions

The Company continually looks to diversify and grow its portfolio of brands through acquisitions. On September 27, 2021, the Company completed its acquisition (the "Sylvan Acquisition") of Sylvan Learning ("Sylvan"), and on November 22, 2021, the Company completed its acquisition (the "Badcock Acquisition" and, together with the Sylvan Acquisition "the “Acquisitions”) of W.S. Badcock Corporation ("Badcock").

Badcock Acquisition

On November 22, 2021, the Company completed the Badcock Acquisition. The preliminary fair value of the consideration transferred at the acquisition date was $548.8 million. For the nine months ended September 24, 2022, $0.8 million of acquisition fees had been incurred that are recorded in selling, general and administrative expenses.

The table below summarizes the unaudited preliminary estimates of the fair values of the identifiable assets acquired and liabilities assumed in the Badcock Acquisition on November 22, 2021. The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in an adjustment to the preliminary values presented below. In the nine months ended September 24, 2022, the preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed were adjusted, which resulted in an increase to the bargain purchase gain of $3.5 million. The increase was primarily due to the valuation of the property, plant, and equipment partially offset by an increase in other long-term liabilities for deferred taxes. The Company expects to complete the purchase price allocation as soon as reasonably possible but not to exceed one year from the date of completion of the Badcock Acquisition.

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

During the nine months ended September 24, 2022, the preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed were adjusted, which resulted in a $3.5 million increase to the bargain purchase gain for a cumulative bargain purchase gain of $135.6 million. The adjustment is classified as "Bargain purchase gain" on the Consolidated Statements of Operations. The Company believes the seller in the Badcock Acquisition was willing to accept a bargain purchase price in return for the Company's ability to act more quickly, partially due to the Company's access to capital to complete the transaction, and with greater certainty than any other prospective acquirer. Additionally, the Company believes the seller in the Badcock Acquisition was motivated to complete the transaction as part of an overall repositioning of its business. Upon completion of this reassessment, the Company concluded that recording a bargain purchase gain with respect to the Badcock Acquisition was appropriate and required under GAAP. The tax impact related to the bargain purchase gain was non-taxable and impacted the Company's effective tax rate for the period.

Sylvan Acquisition

On September 27, 2021, the Company completed the Sylvan Acquisition. The fair value of the consideration transferred at the acquisition date was $82.9 million.

The table below summarizes the fair values of the identifiable assets acquired and liabilities assumed in the Sylvan Acquisition on September 27, 2021.

(In thousands)	September 27, 2021
Cash and cash equivalents	$4,364
Other current assets	3,592
Property, plant, and equipment	26,324
Goodwill	19,406
Tradenames	24,987
Operating lease right-of-use assets	2,874
Other intangible assets	19,412
Other non-current assets	185
Total assets	101,144
Current operating lease liabilities	891
Accounts payable and accrued expenses	6,072
Non-current operating lease liabilities	1,984
Other long-term liabilities	9,320
Total liabilities	18,267
Consideration transferred	$82,877

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

	Pro forma (Unaudited)
	Three Months Ended		Nine Months Ended
(In thousands)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Revenue	$1,051,475	$1,071,394	$3,281,943	$3,216,259
Net income (loss)	(121,163)	77,870	(70,470)	198,575
Basic net income (loss) per share	$(3.09)	$1.88	$(1.91)	$4.78
Diluted net income (loss) per share	$(3.09)	$1.85	$(1.91)	$4.70

These unaudited pro forma results include adjustments such as inventory step-up, amortization of acquired intangible assets, depreciation of acquired property, equipment, and software and interest expense on debt financing in connection with the Acquisitions. Material, nonrecurring pro forma adjustments directly attributable to the Acquisitions include:

•Acquired inventory step-up to its fair value of $2.3 million is assumed to be recorded in the first quarter of 2020 and therefore removed from the nine months ended September 25, 2021.

•Acquisition transaction related costs of $4.9 million that were incurred during the nine months ended September 25, 2021 are assumed to have occurred on the pro forma close date of January 1, 2020, and recognized as if incurred in the first quarter of 2020.

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

(3) Divestitures

Liberty Tax Divestiture
On July 2, 2021, the Company completed the sale of its Liberty Tax business (the "Liberty Transaction") to NextPoint Acquisition Corp. ("NextPoint") and received total consideration of approximately $255.3 million, consisting of approximately $181.2 million in cash and approximately $74.1 million in proportionate voting shares of NextPoint recorded as an investment in equity securities in "Investment in equity securities" on the Condensed Consolidated Balance Sheets. As a result of the Liberty Transaction, the financial position and results of operations of the Liberty Tax business are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for the three and nine months ended September 25, 2021.

The following is a Condensed Consolidated Statement of Operations for the Liberty Tax business. The amounts are included in "Income (loss) from discontinued operations, net of tax" in the Company's Condensed Consolidated Statements of Operations.

	Three Months Ended	Nine Months Ended
(In thousands)	September 25, 2021	September 25, 2021
Revenue	$493	$107,486
Selling, general, and administrative expenses	6,886	64,672
Income from operations	(6,393)	42,814
Other expense:
Gain on sale of discontinued operations	173,699	173,699
Other	(3)	165
Interest expense, net	(3)	(4)
Income before income taxes	167,300	216,674
Income tax expense	39,228	40,240
Net income attributable to discontinued operations	$128,072	$176,434

The following is the operating and investing activities for the Liberty Tax business. These amounts are included in the Company's Condensed Consolidated Statement of Cash Flows.

Nine Months Ended
(In thousands)	September 25, 2021
Cash flows provided by operating activities from discontinued operations	$39,334
Cash flows provided by investing activities from discontinued operations	$173,633

Assets Held for Sale
As of September 24, 2022, the Company's Badcock segment was negotiating sale transactions for certain non-operating properties that it expects to sell within one year. The net book value of the properties of $8.8 million is classified as "Current assets held for sale" on the Condensed Consolidated Balance Sheets.

Sale-Leaseback Transactions
In the nine months ended September 24, 2022, the Company's Badcock segment sold a number of its retail locations, distribution centers, and its corporate headquarters for a total of $265.8 million, resulting in a net gain of $59.2 million, comprised of $64.7 million of gains and $5.5 million of losses. The corporate headquarters was sold in the three months ended September 24, 2022 for a total of $23.5 million, resulting in a net gain of $9.4 million, comprised of $10.6 million in gains and $1.2 million in losses. Contemporaneously with these sales, the Company entered into lease agreements pursuant to which the Company leased back the retail locations, distribution centers, and corporate headquarters, all of which are being accounted for as operating leases. The net gain has been recognized as "Gain on sale-leaseback transactions" on the Consolidated Statements of Operations for the three and nine months ended September 24, 2022.

(4) Accounts and Notes Receivable

Current and non-current receivables as of September 24, 2022 and December 25, 2021 are presented in the Condensed Consolidated Balance Sheets as follows:

(In thousands)	September 24, 2022	December 25, 2021
Accounts receivable	$101,485	$86,087
Notes receivable	1,160	1,735
Income tax receivable	41,811	32,448
Allowance for doubtful accounts	(1,216)	(1,572)
Current receivables, net	143,240	118,698
Notes receivable, non-current	10,387	12,183
Allowance for doubtful accounts, non-current	(138)	(428)
Non-current receivables, net	10,249	11,755
Total receivables	$153,489	$130,453

Notes receivable are due from the Company's franchisees and are collateralized by the underlying franchise. The debtors' ability to repay the notes is dependent upon both the performance of the franchisee's industry as a whole and the individual franchise areas.

Secured Borrowing Accounting

On December 20, 2021, the Company's Badcock segment sold the existing consumer credit receivables portfolio of Badcock as of December 15, 2021 for a purchase price of $400.0 million in cash. The Company continues to sell the credit receivables portfolio generated from its in-house underwriting services and has securitized an additional $298.9 million of receivables in the nine months ended September 24, 2022. In connection with the sale of the receivables, Badcock has entered into a servicing agreements with the purchasers pursuant to which Badcock will provide to the purchasers certain customary servicing and account management services in respect of the receivables purchased.

As a result of the transactions, Badcock sold beneficial interests in revolving lines of credit that it originated. The sales of the beneficial interests in the revolving lines of credit are accounted for as secured borrowings on the Company's Condensed Consolidated Balance Sheets, with both assets and non-recourse liabilities, since the sales do not qualify as a sale under ASC 860 - "Transfers and Servicing," even though the underlying receivables are deemed to be legally sold. The Company's Badcock segment may periodically repay portions of the securitized debt early. The income earned on the securitized revolving lines of credit is recorded as interest income in "Service and other revenues" and the accretion of the securitized debt is recorded in "Interest expense, net" on the Condensed Consolidated Statements of Operations.

Current securitized receivables, net includes $417.8 million of securitized receivables, an unamortized discount of $36.7 million, and an allowance of $40.0 million. Non-current securitized receivables, net includes $54.9 million of securitized receivables, an unamortized discount of $4.8 million and an allowance of $5.3 million.

(5) Goodwill and Intangible Assets

The Company performs impairment tests for goodwill as of the end of July of each fiscal year and between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair values of the Company's reporting units below their carrying values. As part of the annual impairment test as of July 2022, the Company updated its long-term forecasts based on the operating results in 2022 and the current macro-economic environment. This resulted in the American Freight reporting unit fair value being lower than the carrying value resulting in a $70.0 million non-cash pre-tax goodwill impairment charge, which was recorded in "Goodwill impairment" in the accompanying consolidated statements of operations. No other reporting units had accumulated goodwill impairment losses recorded.

The estimated fair value of each of our reporting units was calculated using a weighted-average of values determined from an income approach and a market approach. The income approach involves estimating the fair value of each reporting unit by discounting its estimated future cash flows using a discount rate that would be consistent with a market participant’s assumption. The market approach bases the fair value measurement on information obtained from observed stock prices of public companies and recent merger and acquisition transaction data of comparable entities. In order to estimate the fair value of goodwill, management must make certain estimates and assumptions that affect the total fair value of the reporting unit including, among other things, an assessment of market conditions, projected cash flows, discount rates and growth rates. Management’s estimates of projected cash flows related to the reporting unit include, but are not limited to, future earnings of the reporting unit, assumptions about the use or disposition of assets included in the reporting unit, estimated remaining lives of those assets, and future expenditures necessary to maintain the assets’ existing service potential. The assumptions in the fair value measurement reflect the current market environment, industry-specific factors and company-specific factors.

Changes in the carrying amount of goodwill for the nine months ended September 24, 2022 are as follows:

	Vitamin Shoppe	Pet Supplies Plus	American Freight	Buddy's	Sylvan	Total
Balance as of December 25, 2021	$1,277	$335,875	$370,829	$79,099	$19,456	$806,536
Acquisitions	—	1,717	—	—	—	1,717
Goodwill impairment	—	—	(70,000)	—	—	(70,000)
Disposals and purchase accounting adjustments	—	(120)	—	—	(50)	(170)
Balance as of September 24, 2022	$1,277	$337,472	$300,829	$79,099	$19,406	$738,083

Components of intangible assets as of September 24, 2022 and December 25, 2021 were as follows:

	September 24, 2022
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite lived tradenames	$222,703	$—	$222,703

Intangible assets
Franchise and dealer agreements	$96,005	$(12,499)	$83,506
Customer contracts	42,414	(7,955)	34,459
Other intangible assets	2,090	(678)	1,412
Total intangible assets	$140,509	$(21,132)	$119,377

	December 25, 2021
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite lived tradenames	$222,687	$—	$222,687

Intangible assets
Franchise and dealer agreements	$95,865	$(6,571)	$89,294
Customer contracts	42,414	(5,215)	37,199
Other intangible assets	1,836	(378)	1,458
Total intangible assets	$140,115	$(12,164)	$127,951

(6) Revenue

For details regarding the principal activities from which the Company generates its revenue, refer to "Note 1. Description of Business and Summary of Significant Accounting Policies Presentation" in the Form 10-K. For more detailed information regarding reportable segments, refer to "Note 13. Segments" in this Quarterly Report. The following represents the disaggregated revenue by reportable segments for the three months ended September 24, 2022:

	Three Months Ended
	September 24, 2022
(In thousands)	Vitamin Shoppe	Pet Supplies Plus	Badcock	American Freight	Buddy's	Sylvan	Consolidated
Retail sales	$295,527	$163,957	$147,020	$170,861	$450	$15	$777,830
Wholesale sales	280	141,730	—	3,047	—	—	145,057
Total product revenue	295,807	305,687	147,020	173,908	450	15	922,887
Royalties and other franchise based fees	170	9,833	—	505	4,344	8,967	23,819
Financing revenue	—	—	394	9,060	—	—	9,454
Interest income	—	80	40,329	187	—	—	40,596
Warranty revenue	—	—	12,596	9,254	1,438	—	23,288
Other revenues	175	7,426	9,939	6,402	77	562	24,581
Total service revenue	345	17,339	63,258	25,408	5,859	9,529	121,738
Rental revenue, net	—	—	—	—	6,851	—	6,851
Total rental revenue	—	—	—	—	6,851	—	6,851
Total revenue	$296,152	$323,026	$210,278	$199,316	$13,160	$9,544	$1,051,476

The following represents the disaggregated revenue by reportable segments for the nine months ended September 24, 2022:

	Nine Months Ended
	September 24, 2022
(In thousands)	Vitamin Shoppe	Pet Supplies Plus	Badcock	American Freight	Buddy's	Sylvan	Consolidated
Retail sales	$912,141	$477,927	$474,857	$577,162	$2,181	$38	$2,444,306
Wholesale sales	768	399,158	—	9,828	—	—	409,754
Total product revenue	912,909	877,085	474,857	586,990	2,181	38	2,854,060
Royalties and other franchise based fees	511	28,290	—	1,567	13,773	29,144	73,285
Financing revenue	—	—	394	28,094	—	—	28,488
Interest income	—	220	154,485	574	—	—	155,279
Warranty revenue	—	—	39,187	31,410	4,522	—	75,119
Other revenues	583	21,378	30,912	18,522	182	1,918	73,495
Total service revenue	1,094	49,888	224,978	80,167	18,477	31,062	405,666
Rental revenue, net	—	—	—	—	22,217	—	22,217
Total rental revenue	—	—	—	—	22,217	—	22,217
Total revenue	$914,003	$926,973	$699,835	$667,157	$42,875	$31,100	$3,281,943

The following represents the disaggregated revenue by reportable segments for the three months ended September 25, 2021:

	Three Months Ended
	September 25, 2021
(In thousands)	Vitamin Shoppe	Pet Supplies Plus	American Freight	Buddy's	Consolidated
Retail sales	$300,721	$162,931	$207,660	$784	$672,096
Wholesale sales	—	109,895	617	—	110,512
Total product revenue	300,721	272,826	208,277	784	782,608
Royalties and other franchise based fees	92	7,565	955	5,700	14,312
Financing revenue	—	—	10,808	—	10,808
Interest income	—	71	287	—	358
Warranty revenue	—	—	416	1,618	2,034
Other revenues	—	6,181	2,848	1,350	10,379
Total service revenue	92	13,817	15,314	8,668	37,891
Rental revenue, net	—	—	—	8,327	8,327
Total rental revenue	—	—	—	8,327	8,327
Total revenue	$300,813	$286,643	$223,591	$17,779	$828,826

The following represents the disaggregated revenue by reportable segments for the nine months ended September 25, 2021:

	Nine Months Ended
	September 25, 2021
(In thousands)	Vitamin Shoppe	Pet Supplies Plus †	American Freight	Buddy's	Consolidated
Retail sales	$897,934	$351,147	$686,194	$3,221	$1,938,496
Wholesale sales	—	233,080	617	—	233,697
Total product revenue	897,934	584,227	686,811	3,221	2,172,193
Royalties and other franchise based fees	174	16,038	1,926	14,934	33,072
Financing revenue	—	—	31,338	—	31,338
Interest income	—	156	872	—	1,028
Warranty and damage revenue	—	—	19,914	5,140	25,054
Other revenues	—	13,291	10,053	823	24,167
Total service revenue	174	29,485	64,103	20,897	114,659
Rental revenue, net	—	—	—	26,077	26,077
Total rental revenue	—	—	—	26,077	26,077
Total revenue	$898,108	$613,712	$750,914	$50,195	$2,312,929

† Reflects the results from the March 10, 2021 acquisition date.

Contract Balances

The following table provides information about receivables and contract liabilities (deferred revenue) from contracts with customers as of September 24, 2022 and December 25, 2021:

(In thousands)	September 24, 2022	December 25, 2021
Accounts receivable	$101,485	$86,087
Notes receivable	11,360	13,864

Customer deposits	$20,318	$37,626
Gift cards and loyalty programs	8,084	7,604
Deferred franchise fee revenue	24,337	16,984
Other deferred revenue	7,092	8,400
Total deferred revenue	$59,831	$70,614

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

(7) Long-Term Obligations

For details regarding the Company's long-term debt obligations, refer to “Note 9. - Long-Term Obligations” in the Form 10-K.

Long-term obligations at September 24, 2022 and December 25, 2021 were as follows:

(In thousands)	September 24, 2022	December 25, 2021
Term loans, net of debt issuance costs
First lien term loan, due March 10, 2026	$778,232	$790,057
Second lien term loan, due September 10, 2026	288,839	287,188
Badcock first lien term loan, due November 22, 2023	—	201,530
Badcock second lien term loan, due November 22, 2023	—	146,616
Total term loans, net of debt issuance costs	1,067,071	1,425,391
Revolving credit facilities	126,000	20,000
Debt securitized by accounts receivable, net of discount	471,458	407,502
Other long-term obligations	7,428	10,537
Finance lease liabilities	7,166	6,465
Total long-term obligations	1,679,123	1,869,895
Less current installments	392,772	486,170
Total long-term obligations, net	$1,286,351	$1,383,725

The Badcock First and Second Lien Term Loans were fully repaid in the nine months ended September 24, 2022.

Third Amended and Restated Loan and Security Agreement (ABL)

On June 3, 2022, the Company entered into the Second Amendment (the “Second ABL Amendment”) to the Third Amended and Restated Loan and Security Agreement (as amended, the “FRG ABL Revolver Agreement”). The Second ABL Amendment amended the FRG ABL Revolver Agreement to, among other things, increase the commitments under the revolving credit facility (the "ABL Revolver") to $250.0 million, change the reference rate from LIBOR to SOFR, amend certain negative covenants regarding investments for a time period specified in the Second ABL Agreement, and limits the maximum principal amount of loans outstanding under the FRG ABL Revolver Agreement to $200.0 million for a time period specified in the Second ABL Agreement.

On August 22, 2022, the Company entered into the Third Amendment (the “Third ABL Amendment”) to the Third Amended and Restated Loan and Security Agreement (as amended, the “FRG ABL Revolver Agreement”). The Third ABL Amendment amends the FRG ABL Revolver Agreement to, among other things, increase the commitments under the ABL Revolver to $400.0 million, amend the terms of the borrowing base and provide for the inclusion of certain types of inventory to the borrowing base, and make certain other changes to reflect the increase in the revolving credit facility commitments and the addition of Badcock as a borrower to the parties under the ABL Loan Revolver.

As of September 24, 2022, there was $126.0 million drawn on the ABL Revolver. The ABL Revolver matures on March 10, 2025, and borrowings under the ABL Revolver will bear interest at a variable rate with a 0.5% to 2.0% floor depending on the ABL Revolver's average excess availability. Interest is payable on either the last day of the interest period or the last business day of the calendar quarter.

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

Debt Related to the Securitization of Accounts Receivable

In December 2021 and during 2022, the Company's Badcock segment sold beneficial interests in the revolving lines of credit that it originated. The sales of the beneficial interests in the revolving lines of credit are accounted for as secured borrowings on our Condensed Consolidated Balance Sheets with both assets and non-recourse liabilities because the sales do not qualify as a sale under ASC 860 - "Transfers and Servicing," even though the underlying receivables are deemed to be legally sold. The Company's Badcock segment may periodically sell additional beneficial interests and repay portions of the securitized debt early. The income earned on the securitized revolving lines of credit is recorded as interest income in service and other revenues with a corresponding amount recorded in Interest expense, net on the Condensed Consolidated Statements of Operations.

Proceeds from secured borrowings issued in the securitization are accounted for as non-recourse notes payable. Proceeds from the Company's customers are responsible for servicing the debt from a secured borrowing, and the Company is not liable for the repayment of non-recourse loans unless representations or warranties in the loan agreements are breached. The lender assumes the credit risk and their only recourse, upon default by the customer, is against the customer.

Debt securitized by accounts receivable, net of $471.5 million includes $395.6 million of securitized debt and an accreted discount of $75.9 million. Current installments of debt securitized by accounts receivable, net of $386.1 million includes $324.0 million of securitized debt and an accreted discount of $62.1 million.

Compliance with Debt Covenants

The Company's revolving credit and long-term debt agreements impose restrictive covenants on it, including requirements to meet certain ratios. As of September 24, 2022, the Company was in compliance with all covenants under these agreements and, based on a continuation of current operating results, the Company expects to be in compliance for the next twelve months.

(8) Income Taxes

Overview

For the three months ended September 24, 2022 and September 25, 2021, the Company had an effective tax rate from continuing operations of (35.9)% and (75.8)%, respectively. For the nine months ended September 24, 2022 and September 25, 2021, the Company had an effective tax rate from continuing operations of (264.9)% and (63.5)%, respectively. The changes in the effective tax rate compared to the prior year are due to the reversal of a valuation allowance related to net operating loss carryforwards in the prior year as well as a current year non-cash goodwill impairment charge that is nondeductible for tax purposes.

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

Payments will be made when such Tax Receivable Agreement related deductions actually reduce the Company’s income tax liability. No payments were made to members of New Holdco pursuant to the Tax Receivable Agreement during the nine months ended September 24, 2022. Pursuant to the Company's election under Section 754 of the Internal Revenue Code (the "Code"), the Company has obtained an increase in its share of the tax basis in the net assets of New Holdco when the New Holdco units were redeemed or exchanged by the non-controlling interest holders and other qualifying transactions. The Company has treated the redemptions and exchanges of New Holdco units by the non-controlling interest holders as direct purchases of New Holdco units for U.S. federal income tax purposes. This increase in tax basis will reduce the amounts that it would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

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

The following table sets forth the calculations of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
(In thousands, except for share and per share amounts)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Net income (loss) from continuing operations attributable to Franchise Group	$(121,163)	$35,998	$(67,862)	$40,185
Less: Preferred dividend declared	(2,129)	(2,128)	(6,386)	(6,384)
Adjusted net income (loss) from continuing operations available to Common Stockholders	(123,292)	33,870	(74,248)	33,801
Net income from discontinued operations attributable to Franchise Group	—	128,072	—	176,434
Adjusted net income (loss) available to Common Stockholders	$(123,292)	$161,942	$(74,248)	$210,235

Weighted-average common stock outstanding	39,941,287	40,229,232	40,201,666	40,171,458
Net dilutive effect of stock options and restricted stock	—	744,504	—	759,965
Weighted-average diluted shares outstanding	39,941,287	40,973,736	40,201,666	40,931,423

Basic net income (loss) per share:
Continuing operations	$(3.09)	$0.84	$(1.85)	$0.84
Discontinued operations	—	3.18	—	4.39
Basic net income per share	$(3.09)	$4.02	$(1.85)	$5.23

Diluted net income (loss) per share:
Continuing operations	$(3.09)	$0.83	$(1.85)	$0.83
Discontinued operations	—	3.13	—	4.31
Diluted net income per share	$(3.09)	$3.96	$(1.85)	$5.14

(10) Equity & Stock Compensation Plans

For a discussion of our stock-based compensation plans, refer to “Note 11. - Stock Compensation Plans” of the most recently filed Form 10-K.

Restricted Stock Units

The Company has awarded service-based restricted stock units (the "RSUs") to its non-employee directors, officers and certain employees. The Company recognizes expense based on the estimated fair value of the RSUs granted over the vesting period on a straight-line basis. The fair value of RSUs is determined using the Company's closing stock price on the date of the grant. At September 24, 2022, unrecognized compensation costs related to the RSUs were $6.2 million. These costs are expected to be recognized through fiscal year 2024.

The following table summarizes the status of the RSUs as of and changes during the nine months ended September 24, 2022:

	Number of RSUs	Weighted average fair value at grant date
Balance as of December 25, 2021	269,708	$27.92
Granted	118,359	42.15
Vested	(67,819)	39.26
Canceled	—	—
Balance as of September 24, 2022	320,248	$33.23

Performance Restricted Stock Units

The Company has awarded performance restricted stock units (the "PRSUs") to its officers and certain employees. The Company recognizes expense based on the estimated fair value of the PRSUs granted over the vesting period on a straight-line basis. The fair value of PRSUs is determined using the Company's closing stock price on the date of the grant. At September 24, 2022, unrecognized compensation costs related to the PRSUs were $5.4 million. These costs are expected to be recognized through fiscal year 2024.

The following table summarizes the status of the PRSUs as of and changes during the nine months ended September 24, 2022:

	Number of PRSUs	Weighted average fair value at grant date
Balance as of December 25, 2021	706,260	$19.90
Granted	102,930	42.25
Vested	—	—
Canceled	—	—
Balance as of September 24, 2022	809,190	$22.74

Market-Based Performance Restricted Stock Units

The Company has awarded market-based performance restricted stock units (the "MPRSUs") to its officers and certain employees. The Company recognizes expense based on the estimated fair value of the MPRSUs granted over the vesting period on a straight-line basis. The fair value of MPRSUs is determined using a Monte Carlo simulation valuation model to calculate grant date fair value. Compensation expense is recognized over the requisite service period using the proportionate amount of the award's fair value that has been earned through service to date. Under GAAP, compensation expense is not reversed if the award target is not achieved. At September 24, 2022, unrecognized compensation costs related to the MPRSUs were $11.7 million. These costs are expected to be recognized through fiscal year 2024.

The following table summarizes the status of the MPRSUs as of and changes during the nine months ended September 24, 2022:

	Number of MPRSUs	Weighted average fair value at grant date
Balance as of December 25, 2021	826,926	$20.13
Granted	70,000	54.00
Vested	—	—
Canceled	(28,000)	20.54
Balance as of September 24, 2022	868,926	$21.71

Stock Options

The Company has awarded stock options to its non-employee directors and officers. As of September 24, 2022 and September 25, 2021, there were 259,064 and 355,221 stock options outstanding, respectively. During the nine months ended September 24, 2022, there were no stock options granted, 72,969 stock options exercised, and no stock options forfeited. The weighted-average exercise price of stock options outstanding was $9.46 per share as of September 24, 2022. All outstanding stock options will expire in fiscal years 2023 and 2024.

At September 24, 2022 and September 25, 2021, there were zero non-vested stock options outstanding. At September 24, 2022, there was no remaining unrecognized compensation cost related to vested or non-vested stock options.
The following table summarizes information about stock options outstanding and exercisable at September 24, 2022:

	Options Outstanding and Exercisable
Range of exercise prices	Number	Weighted average exercise price	Weighted average remaining contractual life (in years)

$0.00 - $10.89	204,500	$8.80	0.8
$10.90 - $12.01	54,564	11.97	1.2
	259,064	$9.46

Stock Compensation Expense

The Company recorded $3.3 million and $4.1 million in stock-based compensation expense during the three months ended September 24, 2022 and September 25, 2021, respectively and $14.1 million and $9.6 million in stock-based compensation expense during the nine months ended September 24, 2022 and September 25, 2021, respectively.

Long-Term Incentive Plans

The Company has long-term incentive plans at various operating companies which are recorded as liabilities. Upon vesting, the awards granted under these plans may be settled in cash or shares of the Company's stock at the Company's discretion. The total aggregate liability for these plans as of September 24, 2022 is $7.1 million, recorded in "Accounts payable and accrued expenses" on the Condensed Consolidated Balance Sheets. During the nine months ended September 24, 2022, total expense recognized related to these plans was $5.4 million.

Stock Repurchases

On May 18, 2022, the Company's Board of Directors approved a stock repurchase program under which the Company may repurchase up to $500.0 million of its outstanding shares of common stock over the next three years. The repurchase program authorizes shares to be repurchased from time to time in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The actual timing, number and value of shares, if any, repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including, among others, the availability of stock, general market and business conditions, the trading price of the Company’s common stock and applicable legal requirements. This plan supersedes the Company's previous stock repurchase programs. During the nine months ended September 24, 2022, the Company repurchased 2,227,200 shares of its common stock through open market transactions totaling an aggregate of $77.9 million. No stock repurchases were made during the nine months ended September 25, 2021.

(11) Related Party Transactions

The Company considers any of its directors, executive officers or beneficial owners of more than 5% of its common stock, or any member of the immediate family of the foregoing persons, to be related parties.

Messrs. Kahn and Laurence

Brian Kahn and Vintage Capital Management, LLC and its affiliates ("Vintage"), in aggregate, held approximately 23% of the aggregate voting power of the Company through their ownership of common stock as of September 24, 2022. Brian Kahn and Andrew Laurence are principals of Vintage. Mr. Kahn is a member of the Board of Directors, President and Chief Executive Officer of the Company. Mr. Laurence is an Executive Vice President of the Company and served as a member of the Company's Board of Directors until the Company's annual meeting of stockholders in May 2021.

Buddy's Franchises. Mr. Kahn's brother-in-law owns eight Buddy's franchises. All transactions between the Company's Buddy's segment and Mr. Kahn's brother-in-law are conducted on a basis consistent with other franchisees.

Tax Receivable Agreement

The Company previously had a non-controlling interest in New Holdco as a result of its acquisition of Buddy's on July 10, 2019. On April 1, 2020, the Company redeemed all of the non-controlling interest units. On July 10, 2019, the Company entered into the Tax Receivable Agreement with the then-existing non-controlling interest holders, which comprised the former equity holders of Buddy's (the "Buddy's Members") that provides for the payment by the Company to the non-controlling interest holders of 40% of the amount of any tax benefits that the Company actually realizes as a result of increases in the tax basis of the net assets of New Holdco resulting from any redemptions or exchanges of New Holdco units. Amounts due under the Tax Receivable Agreement to the Buddy's Members as of September 24, 2022 and December 25, 2021 were $17.3 million, which are recorded in "Other non-current liabilities" in the accompanying Condensed Consolidated Balance Sheets. No payments were made to Buddy's Members pursuant to the Tax Receivable Agreement during the nine months ended September 24, 2022.

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

Guarantees

The Company remains secondarily liable under various real estate leases that were assigned to franchisees who acquired Pet Supplies Plus stores from the Company. In the event of the failure of an acquirer to pay lease payments, the Company could be obligated to pay the remaining lease payments which extend through 2033 and in aggregate are $22.0 million and $22.9 million as of September 24, 2022 and December 25, 2021, respectively.

The Company also remains secondarily liable under loan agreements entered into by certain franchisees who acquired Vitamin Shoppe, American Freight, or Buddy's stores from the Company. In the event of the failure of these franchisees to make the loan payments, the Company could be obligated to pay the default amounts. No amounts were outstanding under these agreements, and, therefore, the Company has no potential guarantee liability as of September 24, 2022.

If the Company is required to make payments under any of these guarantees, the Company could seek to recover those amounts from the franchisees or in some cases their affiliates. The Company believes that payment under any of these guarantees is remote as of September 24, 2022.

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

The Badcock segment is a retailer of furniture, appliances, bedding, electronics, home office equipment, accessories and seasonal items in a showroom format. Additionally, Badcock offers multiple and flexible payment solutions and credit options through its consumer financing services. The Badcock segment operates under the “Badcock Home Furniture & More" brand and is headquartered in Mulberry, Florida.

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

Refer to "Note 6. Revenue" for total revenues by segment. Operating income (loss) by segment were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Income (loss) from operations:
Vitamin Shoppe	$25,465	$27,792	$91,836	$90,830
Pet Supplies Plus	19,466	18,647	55,142	25,056
Badcock	11,445	—	112,578	—
American Freight	(77,903)	9,574	(61,661)	56,659
Buddy's	1,796	5,991	9,423	13,630
Sylvan	894	—	3,475	—
Total Segments	(18,837)	62,004	210,793	186,175
Corporate	(7,170)	(7,241)	(29,329)	(20,280)
Consolidated income (loss) from operations	$(26,007)	$54,763	$181,464	$165,895

Total assets by segment were as follows:

(In thousands)	September 24, 2022	December 25, 2021
Total assets:
Vitamin Shoppe	$614,332	$596,964
Pet Supplies Plus	979,316	957,849
Badcock	846,755	1,062,310
American Freight	924,790	959,282
Buddy's	138,364	146,033
Sylvan	100,172	103,850
Total Segments	3,603,729	3,826,288
Corporate	62,557	86,883
Consolidated total assets	$3,666,286	$3,913,171

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

•changes in operating costs, including employee compensation and benefits and increased transportation costs and delays attributed to global supply chain challenges;

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

•worldwide economic conditions and business uncertainty, the availability of consumer and commercial credit, higher debt capital costs, change in consumer confidence, tastes, preferences and spending, and changes in vendor relationships;

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

Our business lines include The Vitamin Shoppe ("Vitamin Shoppe"), Pet Supplies Plus, Badcock Home Furniture & More ("Badcock"), American Freight, Buddy’s Home Furnishings ("Buddy's"), and Sylvan Learning ("Sylvan"). Refer to "Note 13. Segments" in this Quarterly Report for additional information.

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
Impact of COVID-19

As of the date of this Quarterly Report, we have not experienced a significant negative impact on our sales and profitability due to the COVID-19 pandemic. However, the COVID-19 pandemic could negatively impact our business and financial results by weakening demand for our products and services, interfering with our ability and our franchisees' ability to operate store locations, disrupting our supply chain or affecting our ability to raise capital from financial institutions. As events are rapidly changing, we are unable to accurately predict the impact that the COVID-19 pandemic will have on our results of operations due to uncertainties including, but not limited to, the curtailing of government stimulus programs, the duration of shutdowns, quarantines and travel restrictions, the severity of the disease, the impact of new subvariants, the duration of the outbreak and the public's response to the outbreak; however, we are actively managing our business to respond to the impact.

Results of Operations
The table below shows results of operations for the three and nine months ended September 24, 2022 and September 25, 2021.

	Three Months Ended				Nine Months Ended
			Change				Change
(In thousands)	September 24, 2022	September 25, 2021	$	%	September 24, 2022	September 25, 2021	$	%
Total revenues	$1,051,476	$828,826	$222,650	26.9%	$3,281,943	$2,312,929	$969,014	41.9%
Income from operations	(26,007)	54,763	(80,770)	(147.5)%	181,464	165,895	15,569	9.4%
Net income	$(121,163)	$35,998	$(157,161)	(436.6)%	$(67,862)	$40,185	$(108,047)	(268.9)%

Revenues. The table below sets forth the components and changes in our revenues for the three and nine months ended September 24, 2022 and September 25, 2021.

	Three Months Ended				Nine Months Ended
			Change				Change
(In thousands)	September 24, 2022	September 25, 2021	$	%	September 24, 2022	September 25, 2021	$	%
Product	$922,887	$782,608	$140,279	17.9%	$2,854,060	$2,172,193	$681,867	31.4%
Service and other	121,738	37,891	83,847	221.3%	405,666	114,659	291,007	253.8%
Rental	6,851	8,327	(1,476)	(17.7)%	22,217	26,077	(3,860)	(14.8)%
Total revenue	$1,051,476	$828,826	$222,650	26.9%	$3,281,943	$2,312,929	$969,014	41.9%
For the three months ended September 24, 2022, total revenues increased $222.7 million, or 27%, to $1,051.5 million compared to $828.8 million in the same period last year. This increase was primarily due to the Badcock Acquisition, which increased revenue by $210.3 million, a $36.4 million increase in revenue in our Pet Supplies Plus segment and the Sylvan Acquisition, which increased revenue $9.5 million. These increases were offset by a $24.3 million decrease in revenue in our American Freight segment.

For the nine months ended September 24, 2022, total revenues increased $969.0 million, or 42%, to $3,281.9 million compared to $2,312.9 million in the same period last year. This increase was primarily due to the Badcock Acquisition, which increased revenue by $699.8 million and the Sylvan Acquisition, which increased revenue by $31.1 million. The increase was also due to improved comparable store sales and inclusion of full period results from Pet Supplies Plus in the current period, which increased revenue by $313.3 million, and a $15.9 million increase in revenue in our Vitamin Shoppe segment. These increases were offset by a $83.8 million decrease in revenue in our American Freight segment.
Operating expenses.    The following table details the amounts and changes in our operating expenses for the three and nine months ended September 24, 2022 and September 25, 2021.

	Three Months Ended				Nine Months Ended
			Change				Change
(In thousands)	September 24, 2022	September 25, 2021	$	%	September 24, 2022	September 25, 2021	$	%
Cost of revenue:
Product	$604,969	$485,682	$119,287	24.6%	$1,822,334	$1,347,673	$474,661	35.2%
Service and other	8,878	8,737	141	1.6%	26,273	10,076	16,197	160.7%
Rental	2,637	2,930	(293)	(10.0)%	8,239	8,869	(630)	(7.1)%
Total cost of revenue	616,484	497,349	119,135	24.0%	1,856,846	1,366,618	490,228	35.9%
Selling, general, and administrative expenses	390,999	276,714	114,285	41.3%	1,173,633	780,416	393,217	50.4%
Goodwill impairment	70,000	—	70,000	—%	70,000	—	70,000	—%
Total operating expenses	$1,077,483	$774,063	$303,420	39.2%	$3,100,479	$2,147,034	$953,445	44.4%
For the three months ended September 24, 2022, total operating expenses were $1,077.5 million compared to $774.1 million in the same period last year, representing an increase of $303.4 million, or 39.2%. This increase was primarily due to the Badcock Acquisition, which increased operating expenses by $198.8 million, a $70.0 million increase from a non-cash goodwill impairment charge related to our American Freight segment, as further discussed in "Note 5 - Goodwill and Intangible Assets" in the Notes to the Consolidated Financial Statements in this Quarterly Report, and an $35.6 million increase in operating expenses in our Pet Supplies Plus segment and the Sylvan Acquisition, which increased operating expenses by $8.7 million. These increases were offset by a $63.2 million decrease in operating expenses in our American Freight segment.

For the nine months ended September 24, 2022, total operating expenses were $3,100.5 million compared to $2,147.0 million in the same period last year, representing an increase of $953.4 million, or 44.4%. This increase was primarily due to the Badcock Acquisition, which increased operating expenses by $587.3 million, to the corresponding increased sales and inclusion of full period results from Pet Supplies Plus in the current period, which increased operating expenses by $283.2 million, a $34.6 million increase in operating expenses in our American Freight segment due to a $70.0 million non-cash goodwill impairment charge partially offset by a $35.4 million decrease in selling, general and administrative expenses, a $27.6 million increase due to the Sylvan Acquisition and a $14.9 million increase in operating expenses at our Vitamin Shoppe segment.

Non-operating income (expense) increased $28.9 million for the three months ended September 24, 2022 and increased $58.8 million for the nine months ended September 24, 2022 due to the following:

Bargain purchase gain. Bargain purchase gain increased $3.5 million for the nine months ended September 24, 2022 compared to the same periods last year due to adjustments made to the preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed in the Badcock Acquisition.

Gain on sale-leaseback transactions. In the three and nine months ended September 24, 2022, the Company's Badcock segment entered into sale-leaseback transactions for a number of its retail locations, distribution centers and headquarters, resulting in a net gains of $9.4 million and $59.2 million, respectively.

Other. Other expense decreased $1.8 million and $29.4 million, respectively, for the three and nine months ended September 24, 2022 compared to the same periods last year. The decrease for the three months ended September 24, 2022 was due to a $1.8 million decrease in the loss related to our investment in NextPoint compared to the prior period. The decrease for the nine months ended September 24, 2022 was primarily due to a prepayment penalty in the prior period of $36.7 million from the repayment of the Franchise Group New Holdco Term Loan and ABL Term Loan partially offset by a $9.0 million increase in the loss related to our investment in NextPoint compared to the prior period.

Interest expense, net. Interest expense, net increased $40.0 million and $150.9 million, respectively, for the three and nine months ended September 24, 2022, due to $163.6 million of interest expense related to the Badcock securitized receivables and $3.6 million in additional interest expense on the First and Second Lien Badcock Term Loans, offset by the write-off of $2.1 million of deferred financing costs from the $31.0 million and $175.0 million principal payments and termination of the First Lien Badcock Term Loan, and the write-off of $3.5 million of deferred financing costs from the $150.0 million principal payment and termination of the Second Lien Badcock Term Loan.

Income tax benefit. Our effective tax rate from continuing operations, including discrete income tax items, was (35.9)% and (75.8)% for the three months ended September 24, 2022 and September 25, 2021, respectively. The effective tax rate was (264.9)% and (63.5)% for the nine months ended September 24, 2022 and September 25, 2021, respectively. The change in the effective tax rate for the three and nine months ended September 24, 2022 compared to the prior year is due to the reversal of a valuation allowance related to net operating loss carryforwards in the prior year as well as a current year non-cash goodwill impairment charge that is nondeductible for tax purposes.

Segment Information

We, through our franchisees and Company-owned stores, operate a system of point of sale retail and rent-to-own locations. Our operations are conducted in six reporting business segments: Vitamin Shoppe, Badcock, Pet Supplies Plus, American Freight, Buddy's, and Sylvan. Refer to "Note 13. Segments" in this Quarterly Report for additional information. Because the Sylvan and Badcock Acquisitions occurred on September 27, 2021 and November 22, 2021, respectively; no comparable information is available. Therefore, Sylvan and Badcock information is not provided in this discussion.

Vitamin Shoppe

The following table summarizes the operating results of our Vitamin Shoppe segment:

	Three Months Ended				Nine Months Ended
			Change				Change
(In thousands)	September 24, 2022	September 25, 2021	$	%	September 24, 2022	September 25, 2021	$	%
Total revenues	$296,152	$300,813	$(4,661)	(1.5)%	$914,003	$898,108	$15,895	1.8%
Operating expenses	270,687	273,021	(2,334)	(0.9)%	822,167	807,278	14,889	1.8%
Segment income	$25,465	$27,792	$(2,327)	(8.4)%	$91,836	$90,830	$1,006	1.1%

Total revenue for the three months ended September 24, 2022 for our Vitamin Shoppe segment decreased $4.7 million, or 1.5% compared to the same periods in the prior year primarily due to lower customer traffic.

Total revenue for the nine months ended September 24, 2022 for our Vitamin Shoppe segment increased $15.9 million, or 1.8%, compared to the same periods in the prior year primarily driven by higher average transaction value.

Operating expenses for our Vitamin Shoppe segment decreased $2.3 million, or 0.9%, for the three months ended September 24, 2022 as compared to the same period in the prior year, primarily due to a corresponding decrease in revenue.

Operating expenses for our Vitamin Shoppe segment increased $14.9 million, or 1.8%, for the nine months ended September 24, 2022 as compared to the same period in the prior year. The increase in operating expense was driven by an increase in cost of revenue due to a corresponding increase in revenue and higher transportation costs.

American Freight
The following table summarizes the operating results of our American Freight segment:

	Three Months Ended				Nine Months Ended
			Change				Change
(In thousands)	September 24, 2022	September 25, 2021	$	%	September 24, 2022	September 25, 2021	$	%
Total revenues	$199,316	$223,591	$(24,275)	(10.9)%	$667,157	$750,914	$(83,757)	(11.2)%
Operating expenses	277,219	214,017	63,202	29.5%	728,818	694,255	34,563	5.0%
Segment income	(77,903)	9,574	(87,477)	(913.7)%	(61,661)	56,659	(118,320)	(208.8)%

Total revenue for our American Freight segment decreased $24.3 million, or 10.9%, for the three months ended September 24, 2022 as compared to the same period last year. The decrease was attributable to lower demand for furniture, mattresses, and appliances driven by the inflationary environment which resulted in reduced customer traffic.

Total revenue for our American Freight segment decreased $83.8 million, or 11.2%, for the nine months ended September 24, 2022 as compared to the same period last year. The decrease was attributable to lower demand for furniture, mattresses, and appliances assisted by government stimulus programs in the prior year period and the inflationary environment which resulted in reduced customer traffic.

Operating expenses for our American Freight segment increased $63.2 million, or 29.5%, for the three months ended September 24, 2022 as compared to the same period in the prior year. The increase in operating expense was primarily due a $70.0 million non-cash goodwill impairment partially offset by decreases in compensation correlated to the revenue decline and reduced advertising expenses.

Operating expenses for our American Freight segment increased $34.6 million, or 5.0%, for the nine months ended September 24, 2022 as compared to the same period in the prior year. The increase in operating expense was primarily due to a $70.0 million non-cash goodwill impairment partially offset by lower cost of revenue and compensation correlated to the revenue decline and reduced advertising expenditures.

Buddy's

The following table summarizes the operating results of our Buddy's segment:

	Three Months Ended				Nine Months Ended
			Change				Change
(In thousands)	September 24, 2022	September 25, 2021	$	%	September 24, 2022	September 25, 2021	$	%
Total revenues	$13,160	$17,779	$(4,619)	(26.0)%	$42,875	$50,195	$(7,320)	(14.6)%
Operating expenses	11,364	11,788	(424)	(3.6)%	33,452	36,565	(3,113)	(8.5)%
Segment income	1,796	5,991	(4,195)	(70.0)%	9,423	13,630	(4,207)	(30.9)%

Total revenue for our Buddy's segment decreased $4.6 million, or (26.0)%, and $7.3 million, or (14.6)%, for the three and nine months ended September 24, 2022, respectively as compared to the same periods last year. The decreases in revenue were primarily attributable to the refranchising of eight Company-owned stores on August 25, 2021.

Operating expenses for our Buddy's segment decreased $0.4 million, or (3.6)%, and $3.1 million, or (8.5)%, for the three and nine months ended September 24, 2022, respectively as compared to the same periods last year primarily due to the refranchising of eight Company-owned stores on August 25, 2021.

Pet Supplies Plus

The following table summarizes the operating results of our Pet Supplies Plus segment:

	Three Months Ended				Nine Months Ended
			Change				Change
(In thousands)	September 24, 2022	September 25, 2021	$	%	September 24, 2022	September 25, 2021	$	%
Total revenues	$323,026	$286,643	$36,383	12.7%	$926,973	$613,712	$313,261	51.0%
Operating expenses	303,560	267,996	35,564	13.3%	871,831	588,656	283,175	48.1%
Segment income	19,466	18,647	819	4.4%	55,142	25,056	30,086	120.1%

Total revenue for our Pet Supplies Plus segment increased $36.4 million, or 12.7%, for the three months ended September 24, 2022 as compared to the same period last year. The increase was attributable to higher prices due to inflation and new store openings.

Total revenue for our Pet Supplies Plus segment increased $313.3 million, or 51.0%, for the nine months ended September 24, 2022 as compared to the same period last year primarily due to the Pet Supplies Plus Acquisition occurring on March 10, 2021, resulting in the prior period not including a full nine months' results.

Operating expenses for our Pet Supplies Plus segment increased $35.6 million, or 13.3%, for the three months ended September 24, 2022 as compared to the same period last year primarily as cost of revenue increased at a rate comparable to revenue and higher merchandise costs.

Operating expenses for our Pet Supplies Plus segment increased $283.2 million, or 48.1%, for the nine months ended September 24, 2022 as compared to the same period last year, primarily, because the Pet Supplies Plus Acquisition occurred on March 10, 2021, resulting in the prior period not including a full nine months' results.

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

The following table presents a reconciliation of Adjusted EBITDA for each of the periods indicated.

	Reconciliation of Net Income to Adjusted EBITDA
	Three Months Ended		Nine Months Ended
(In thousands)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Net income from continuing operations	$(121,163)	$35,998	$(67,862)	$40,185
Add back:
Interest expense	61,236	21,194	242,402	91,494
Income tax expense (benefit)	32,013	(15,519)	49,263	(15,600)
Depreciation and amortization charges	19,877	17,834	61,465	46,407
Total Adjustments	113,126	23,509	353,130	122,301
EBITDA	(8,037)	59,507	285,268	162,486
Adjustments to EBITDA
Executive severance and related costs	597	10	853	19
Stock-based and long term executive compensation	4,847	4,578	19,515	10,663
Litigation costs and settlements	(35)	—	(75)	—
Corporate compliance costs	528	6	579	785
Store closures	153	2,991	1,239	3,213
W.S. Badcock financing operations	1,358	—	(56,441)	—
Prepayment penalty on early debt repayment	—	—	—	36,726
Right-of-use and long-term asset impairment	90	—	738	—
Goodwill impairment	70,000	—	70,000	—
Integration costs	244	726	772	8,542
Gain on sale-leaseback and owned properties, net	(9,371)	(2,481)	(61,548)	(2,481)
Divestiture costs	585	135	3,014	2,794
Acquisition costs	835	2,196	6,237	15,845
Loss on investment in equity securities	11,282	13,175	22,146	13,175
Acquisition bargain purchase gain	—	—	(3,514)	—
Total Adjustments to EBITDA	81,113	21,336	3,515	89,281
Adjusted EBITDA	$73,076	$80,843	$288,783	$251,767

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

As of September 24, 2022, we have current installments of long-term obligations of $392.8 million, of which $386.1 million is debt related to the securitization of accounts receivable and $6.7 million is finance leases and other long-term obligations. We expect these obligations can be serviced from our cash and cash equivalents, which were $72.9 million as of September 24, 2022 and the collection of our Badcock segment's receivables subject to securitization.

During the nine months ended September 24, 2022, we executed three substantial transactions that will affect our liquidity and capital resources in future periods. For more details, refer to "Note 7. Long-Term Obligations" in this Quarterly Report:

•On December 27, 2021, we repaid $31.0 million and $150.0 million of principal on our First Lien Badcock Term Loan and Second Lien Badcock Term Loan, respectively, using cash proceeds from the sale of our Badcock segments existing consumer credit receivables portfolio. On June 22, 2022, we repaid the full outstanding balance of principal in the amount of $175.0 million under our First Lien Badcock Term Loan using cash proceeds from the sale of certain parcels of land on which the Badcock segment operates its distribution centers and its headquarters, which resulted in additional interest expense of $2.1 million for the write-off of deferred financing costs. Additionally, we repaid the full outstanding balance of principal under our Second Lien Badcock Term Loan, which resulted in additional interest expense of $3.5 million for the write-off of deferred financing costs.

•On June 3, 2022, we entered into the Second ABL Amendment. The Second ABL Amendment amended the FRG ABL Revolver Agreement to, among other things, increase the commitments under the ABL Revolver to $250.0 million, change the reference rate from LIBOR to SOFR, amend certain negative covenants regarding investments for a time period specified in the Second ABL Amendment, and limit the maximum principal amount of loans outstanding under the FRG ABL Revolver Agreement to $200.0 million for a time period specified in the Second ABL Amendment. On August 22, 2022, we entered into the Third ABL Amendment. The Third ABL Amendment amends the FRG ABL Revolver Agreement to, among other things, increase the commitments under the ABL Revolver to $400.0 million, amend the terms of the borrowing base and provide for the inclusion of certain types of inventory to the borrowing base, and make certain other changes to reflect the increase in the revolving credit facility commitments and the addition of Badcock as a borrower to the parties under the ABL Loan Revolver.

•In the nine months ended September 24, 2022, we drew $106.0 million on the senior secured revolving loan facility. The obligations of the Company under the Third Amended and Restated Loan and Security Agreement are secured by substantially all of the assets of the Company pursuant to the ABL Agreement and a Third Amended and Restated Pledge Agreement.

Sources and uses of cash

Operating activities. In the nine months ended September 24, 2022, net cash from operating activities decreased $162.6 million compared to the same period in the prior year primarily due to an $57.7 million decrease in receivables, a $104.0 million decrease in accounts payable and accrued expenses, a $21.8 million decrease in deferred revenue and a $9.9 million increase in cash used for inventory. This was partially offset by a $57.3 million increase in cash income from operations. Cash net income represents net income adjusted for non-cash or non-operating activities such as gain on bargain purchases, gains on the sale of Company assets, depreciation and amortization, deferred financing cost amortization and the change in fair value of investment.

Investing activities. In the nine months ended September 24, 2022, cash used in investing activities decreased $537.9 million compared to the same period in the prior year. This decrease was primarily due to a reduction of $459.1 million in cash used for acquisitions and a $264.9 million increase of proceeds received from the sale of property, plant, and equipment. These were partially offset by a $179.5 million decrease in cash from the divestiture of the Liberty Tax business in the prior year.

Financing activities. In the nine months ended September 24, 2022, cash provided by financing activities decreased $603.9 million compared to the same period in the prior year. This decrease was due to a $738.4 million decrease in proceeds from the issuance of debt, a $79.5 million decrease in proceeds from the issuance of preferred stock, a $77.9 million increase in payments for share repurchases and an increase of $32.0 million for dividends paid. The decrease of cash provided by financing activities was partially offset by a $240.0 million decrease in repayments of long-term obligations and an $86.7 million decrease in payments for debt issuance costs and prepayment penalties on extinguishment.

Long-term debt borrowings

For a description of our long-term debt borrowing refer to "Note 7. Long-Term Obligations” in this Quarterly Report.
Other factors affecting our liquidity

Tax Receivable Agreement. We may be required to make payments under the Tax Receivable Agreement ("TRA Payments") to the former equity holders of Buddy's (the "Buddy’s Members"). Under the terms of the Tax Receivable Agreement, we agreed to pay the Buddy's Members 40% of the cash savings, if any, in federal, state and local taxes that we realize or are deemed to realize as a result of any increases in tax basis of the assets of New Holdco resulting from future redemptions or exchanges of New Holdco units held by the Buddy's Members. Any future obligations and the timing of such payments under the Tax Receivable Agreement, however, are subject to several factors, including (i) the timing of subsequent exchanges of New Holdco units by the Buddy’s Members, (ii) the price of our common stock at the time of exchange, (iii) the extent to which such exchanges are taxable, (iv) the ability to generate sufficient future taxable income over the term of the Tax Receivable Agreement to realize the tax benefits and (v) any future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. Although the amount of the TRA Payments would reduce the total cash flow to us and New Holdco, we expect the cash tax savings we will realize from the utilization of the related tax benefits would be sufficient to fund the required payments. As of September 24, 2022, we have TRA Payments due to the Buddy's Members of $17.3 million.

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

Compliance with debt covenants. Our revolving credit and long-term debt agreements impose restrictive covenants on us, including requirements to meet certain ratios. As of September 24, 2022, we were in compliance with all covenants under these agreements and, based on a continuation of current operating results, we expect to be in compliance for the remainder of fiscal 2022.

Off Balance Sheet Arrangements

For off balance sheet arrangements and guarantees to which the Company remains secondarily liable, refer to "Note 12. Commitments and Contingencies” in this Quarterly Report.

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

Our exposure to interest rate risk relates to our long-term debt obligations, as they bear interest at LIBOR and SOFR, reset periodically and have an interest rate margin. Assuming our revolving credit facility was fully drawn, a ten basis point change in the interest rates would change our annual interest expense by $170.4 million.

ITEM 4
CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 24, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 24, 2022 because of the material weakness in our internal control over financial reporting described below.

During the fiscal quarter ended September 24, 2022, the Company identified a material weakness in its controls over financial reporting involving the preparation of its Statement of Cash Flows. As a result of this deficiency, there was a misclassification of cash flows associated with interest payments on the Company’s secured borrowing resulting in an overstatement of cash flows provided by operating activities of $100.9 million and an overstatement of cash flows used in financing activities of $100.9 million in the Company's 10-Q for the period ended June 25, 2022 and an overstatement of cash flows provided by operating activities of $53.0 million and an overstatement of cash used in financing activities of $53.0 million for the period ended March 26, 2022. Management, with oversight from the Audit Committee, is actively working on the remediation plan and is committed to the remediation of the material weakness as expeditiously as possible. Once placed in operation for a sufficient period, we will subject the remediated control to appropriate tests in order to determine whether they are operating effectively.

Notwithstanding the identified material weakness, management believes that the Condensed Consolidated Financial Statements and related financial information included in this 10-Q fairly present, in all material respects, our balance sheets, statements of operations, comprehensive income and cash flows as of and for the periods presented.

On September 27, 2021 and November 22, 2021, the Company acquired Sylvan and Badcock, respectively. The Company is in the process of implementing its internal control structure over each of the acquired business's operations and expects that process to be completed in the fourth quarter of fiscal year 2022.

PART II. OTHER INFORMATION

ITEM 1
LEGAL PROCEEDINGS
For information regarding legal proceedings, refer to "Note 12. Commitments and Contingencies" in the Notes to the Consolidated Financial Statements in this Quarterly Report, which information is incorporated herein by reference.
ITEM 1A
RISK FACTORS

There are no additional risk factors that should be considered in addition to the risk factors described in Part I, Item 1A, in the Form 10-K and Part II, Item IA in this Quarterly Report.

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of our equity securities for the period covered by this Quarterly Report.

SHARE REPURCHASES

On May 18, 2022, our Board of Directors approved a stock repurchase program under which we may repurchase up to $500.0 million of our outstanding shares of common stock over the next three years. The repurchase program authorizes shares to be repurchased from time to time in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The actual timing, number and value of shares, if any, repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including, among others, the availability of stock, general market and business conditions, the trading price of our common stock and applicable legal requirements. This plan supersedes our previous stock repurchase programs. The following table represents our share repurchase activity during the three months ended September 24, 2022:

Fiscal Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the stock repurchase program	Approximate dollar value of shares that may yet be purchased under the program (in millions)
June 26, 2022 - July 23, 2022	—	$—	—	$500.0
July 24, 2022 - August 20, 2022	831,488	34.03	831,488	471.7
August 21, 2022 - September 24, 2022	1,395,712	35.53	1,395,712	422.1
Total	2,227,200	$34.97	2,227,200	$422.1

As of September 24, 2022, we had approximately $422.1 million remaining under the stock repurchase program approved by our Board of Directors.

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

2.3
Stock Purchase Agreement, dated as of November 22, 2021, by and among Franchise Group Newco BHF, LLC, W.S. Badcock Corporation, the shareholders set forth on Annex I thereto, and William K. Pou, Jr. (incorporated by reference to Exhibit 2.1 to Form 8-K, File No. 001-25588 filed November 24, 2021).*
X

2.4
Master Receivables Purchase Agreement, dated as of December 20, 2021, between W.S. Badcock Corporation and B. Riley Receivables, LLC (incorporated by reference to Exhibit 2.1 to Form 8-K, File No. 001-35588 filed December 21, 2021).*
X

2.5
Purchase and Sale Agreement, dated as of March 31, 2022, between W.S. Badcock Corporation and National Retail Properties, LP (incorporated by reference to Exhibit 2.9 to Form 10-Q, File No. 001-35588 filed May 5, 2022).*
X

2.6
Purchase and Sale Agreement, dated as of April 15, 2022, between W.S. Badcock Corporation and Mesirow Realty Sale-Leaseback, Inc. (incorporated by reference to Exhibit 2.10 to Form 10-Q, File No. 001-35588 filed May 5, 2022). *
X

2.7
Purchase and Sale Agreement, dated as of April 26, 2022, between W.S. Badcock Corporation and CAI Investments Sub Series 100, LLC (incorporated by reference to Exhibit 2.11 to Form 10-Q, File No. 001-35588 filed May 5, 2022).*
X

2.8
Purchase and Sale Agreement, dated as of May 25, 2022, between W.S. Badcock Corporation and Oak Street Real Estate Capital Net Lease Property Fund (Collector), LP. (incorporated by reference to Exhibit 2.8 to Form 10-Q, File No. 001-35588 filed August 4, 2022)*
X

2.8.1
Amended and Restated Purchase and Sale Agreement, dated as of May 25, 2022, by and between W.S. Badcock Corporation and Oak Street Real Estate Capital Net Lease Property Fund (Collector), LP (incorporated by reference to Exhibit 2.8.1 to Form 10-Q, File No. 001-35588 filed August 4, 2022).*
X

2.9
Purchase and Sale Agreement, dated as of May 25, 2022, by and between W.S. Badcock Corporation and Oak Street Real Estate Capital Net Lease Property Fund (Collector), LP (incorporated by reference to Exhibit 2.9 to Form 10-Q, File No. 001-35588 filed August 4, 2022).*
X

2.9.1
First Amendment, dated as of June 24, 2022, to Purchase and Sale Agreement by and between W.S. Badcock Corporation and Oak Street Real Estate Capital Net Lease Property Fund (Collector), LP (incorporated by reference to Exhibit 2.9.1 to Form 10-Q, File No. 001-35588 filed August 4, 2022).*
X

2.9.2
Second Amendment, dated as of June 30, 2022, to Purchase and Sale Agreement by and between W.S. Badcock Corporation and Oak Street Real Estate Capital Net Lease Property Fund (Collector), LP (incorporated by reference to Exhibit 2.9.2 to Form 10-Q, File No. 001-35588 filed August 4, 2022).*
X

2.9.3
Third Amendment, dated as of July 6, 2022, to Purchase and Sale Agreement by and between W.S. Badcock Corporation and Oak Street Real Estate Capital Net Lease Property Fund (Collector), LP (incorporated by reference to Exhibit 2.9.3 to Form 10-Q, File No. 001-35588 filed August 4, 2022).*
X

2.9.4
Fourth Amendment, dated as of July 13, 2022, to Purchase and Sale Agreement by and between W.S. Badcock Corporation and Oak Street Real Estate Capital Net Lease Property Fund (Collector), LP (incorporated by reference to Exhibit 2.9.4 to Form 10-Q, File No. 001-35588 filed August 4, 2022).*
X

2.9.5
Amended and Restated Purchase and Sale Agreement, dated as of May 25, 2022, by and between W.S. Badcock Corporation and BCHQ Owner LLC (incorporated by reference to Exhibit 2.9.5 to Form 10-Q, File No. 001-35588 filed August 4, 2022).*
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

10.1
Third Amendment to the Third Amended and Restated Loan and Security Agreement by and among the ABL Loan Parties, the lenders and issuing bank from time to time party thereto, and JPMorgan Chase Bank, N.A., as agent (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on August 23, 2022)
X

31.1	Certification of Chief Executive Officer	X

31.2	Certification of Chief Financial Officer	X

32.1	Section 1350 Certification (Chief Executive Officer)	X

32.2	Section 1350 Certification (Chief Financial Officer)	X

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 24, 2022, formatted in Inline XBRL, filed herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Condensed Consolidated Statements of Stockholders’ Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements	X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 24, 2022, formatted in Inline XBRL (included with Exhibit 101)	X

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

FRANCHISE GROUP, INC. (Registrant)

November 3, 2022	By:	/s/ Brian R. Kahn
Brian R. Kahn Chief Executive Officer and Director (Principal Executive Officer)

November 3, 2022	By:	/s/ Eric F. Seeton
Eric F. Seeton Chief Financial Officer (Principal Financial and Accounting Officer)