Form 10-Q/A
period 2022-03-26
Franchise Group, Inc.
filed 2022-11-09
CIK 1528930

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

Explanatory Note

Franchise Group, Inc. (the "Company") is filing this Quarterly Report on Form 10-Q/A, Amendment No. 1 (the “Amended Report”) to amend its Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2022 originally filed with the Securities and Exchange Commission (“SEC”) on May 5, 2022, (the “Original Report”). The purpose of this Amended Report is to amend and restate the Company's Condensed Consolidated Statement of Cash Flows as of and for the three months ended March 26, 2022. Details regarding the restatement can be found in Note 15 "Restatement of Previously Issued Financial Statements" in this Amended Report.

The restatement has no impact on the balance sheet, the income statement or the operations of the Company. An explanation of the impact on the Company’s financial statements, and the Condensed Consolidated Statement of Cash Flows as of and for the three months ended March 26, 2022 as originally reported is contained in Note 15 “Impact of Corrections on Previously Issued Consolidated Financial Statements” in this Amended Report.
Items Amended in This Amended Report

This Amended Report amends and restates the following items of the Original Report as of and for the fiscal quarter ended March 26, 2022:

•Part I — Item 1. Financial Statements (Unaudited)
•Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part I — Item 4. Controls and Procedures
•Part II — Item 6. Exhibits

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), this Amended Report includes new certifications specified in Rule 13a-14 under the Exchange Act, from the Company's Chief Executive Officer and Chief Financial Officer dated as of the date of filing of this Amended Report.

Pursuant to Rule 12b-15 under the Exchange Act, this Amended Report contains only the items and exhibits to the Original Report that are being amended and restated, and unaffected items and exhibits are not included herein. Except as noted herein, the information included in the Original Report remains unchanged. This Amended Report continues to describe the conditions as of the date of the Original Report and, except as contained herein, we have not updated or modified the disclosures contained in the Original Report to reflect any events that have occurred after the Original Report. Accordingly, forward-looking statements included in this Amended Report may represent management’s views as of the Original Report and should not be assumed to be accurate as of any date thereafter. This Amended Report should be read in conjunction with the Company's filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

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

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
(In thousands)	March 26, 2022	March 27, 2021
	As Restated (1)
Operating Activities
Net income	$12,317	$13,813
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	15,103	710
Depreciation, amortization, and impairment charges	22,033	14,176
Amortization of deferred financing costs and prepayment penalties	36,180	67,699
Stock-based compensation expense	5,447	2,550
Change in fair value of investment	23,723	—
(Gain) on bargain purchases and sales of Company-owned stores	(2,206)	(623)
Other non-cash items	(2,227)	(62)
Changes in operating assets and liabilities	(101,227)	(22,512)
Net cash provided by operating activities	9,143	75,751
Investing Activities
Purchases of property, plant, and equipment	(9,752)	(11,667)
Proceeds from sale of property, plant, and equipment	2,554	277
Acquisition of business, net of cash and restricted cash acquired	(3,930)	(463,753)
Issuance of operating loans to franchisees	—	(17,058)
Payments received on operating loans to franchisees	—	21,644
Net cash (used in) investing activities	(11,128)	(470,557)
Financing Activities
Dividends paid	(27,315)	(15,620)
Issuance of long-term debt and other obligations	124,358	1,306,724
Repayment of long-term debt and other obligations	(237,192)	(854,665)
Issuance of common stock	24	—
Issuance of preferred stock	—	79,541
Principal payments of finance lease obligations	(768)	—
Payment for debt issue costs and prepayment penalty on extinguishment	—	(87,490)
Other stock compensation transactions	(239)	(336)
Net cash provided by (used in) financing activities	(141,132)	428,154
Effect of exchange rate changes on cash, net	—	56
Net increase (decrease) in cash equivalents and restricted cash	(143,117)	33,404
Cash, cash equivalents and restricted cash at beginning of period	292,714	151,502
Cash, cash equivalents and restricted cash at end of period	$149,597	$184,906

Supplemental Cash Flow Disclosure
Cash paid for taxes, net of refunds	$274	$65
Cash paid for interest	21,424	39,730
Accrued capital expenditures	3,177	3,019
Tax receivable agreement included in other long-term liabilities	—	16,775
(1) As restated - See Note 15 "Restatement of Previously Issued Financial Statements" to Condensed Consolidated Financial Statements. See accompanying notes to condensed consolidated financial statements.

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

(15) Restatement of Previously Issued Financial Statements

In the course of preparing its interim financial statements for its fiscal quarter ended September 24, 2022, the Company determined that an amendment to its Quarterly Report on Form 10-Q for its fiscal quarter ended March 26, 2022 was required to correct the previously reported condensed consolidated statements of cash flows. The Company identified misclassifications of interest payments related to the Company’s Badcock segment’s secured borrowing in “Cash used in financing activities” instead of “Cash provided by operating activities” in the Company’s condensed consolidated statements of cash flows. The misclassifications in the Original Report resulted in a $53.0 million overstatement of “Cash provided by operating activities” and a corresponding overstatement of “Cash used in financing activities.” The net impact of the misclassifications has no impact on the condensed consolidated balance sheet, the condensed consolidated statement of operations or the operations of the Company.

Impact of Corrections on Previously Issued Consolidated Financial Statements

The following table summarizes the effects of the restatement adjustments on the condensed consolidated statements of cash flows for the three months ended March 26, 2022:

	Three Months Ended
	March 26, 2022
(in thousands)	As Reported	Adjustments	As Restated
Amortization of deferred financing costs and prepayment penalties	71,679	(35,499)	36,180
Changes in operating assets and liabilities	(83,716)	(17,511)	(101,227)
Net cash provided by operating activities	62,153	(53,010)	9,143
Repayment of long-term debt and other obligations	(290,202)	53,010	(237,192)
Net cash provided by (used in) financing activities	(194,142)	53,010	(141,132)

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

Restatement

As stated in Note 15 "Restatement of Previously Issued Financial Statements" to our Condensed Consolidated Financial Statements, we have amended and restated our Condensed Consolidated Statements of Cash Flows for the three months ended March 26, 2022 and this Management's Discussion and Analysis has been revised to account for the effects of the restatement.

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

Sources and uses of cash

Operating activities. In the three months ended March 26, 2022, net cash from operating activities decreased $66.6 million compared to the same period in the prior year primarily due to a $85.8 million increase in cash used for inventory and a $21.2 million increase in accounts receivable. This was partially offset by a $23.0 million increase in accounts payable and accrued expenses and a $12.1 million increase in cash income from operations. Cash net income represents net income adjusted for non-cash or non-operating activities such as depreciation and amortization, deferred financing cost amortization and the change in fair value of investment.

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

Financing activities. In the three months ended March 26, 2022, cash provided by financing activities decreased $569.3 million compared to the same period in the prior year. This decrease was due to a $1,182.4 million decrease in proceeds from the issuance of debt, a $79.5 million decrease in proceeds from the issuance of preferred stock and an increase of $11.7 million for dividends paid. The decrease of cash provided by financing activities was partially offset by a $617.5 million decrease in repayments of long-term obligations and a $87.5 million decrease in payments for debt issuance costs.

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

ITEM 4
CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 26, 2022. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of March 26, 2022 because of the material weakness in the Company's internal control over financial reporting described below.

In the course of preparing its interim financial statements for its fiscal quarter ended September 24, 2022, the Company identified a material weakness in its internal controls over financial reporting involving the preparation of its Statement of Cash Flows. As a result of this deficiency, there was a misclassification of cash flows associated with interest payments on the Company’s Badcock segment's secured borrowing resulting in an overstatement of cash flows provided by operating activities of $53.0 million and an overstatement of cash used in financing activities of $53.0 million in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2022. Management, with oversight from the Company's Audit Committee, is actively working on a remediation plan and is committed to the remediation of the material weakness as expeditiously as possible. Once placed in operation for a sufficient period, the Company will subject the remediated controls to appropriate tests in order to determine whether they are operating effectively.

Notwithstanding the identified material weakness, management believes that the Condensed Consolidated Financial Statements and related financial information included in this Amended Report fairly present, in all material respects, the Company's balance sheets, statements of operations, comprehensive income (loss) and cash flows as of and for the periods presented.

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
X

2.6.1
Amendment No. 1, dated as of April 13, 2021 to Membership Interest Purchase Agreement, by and between NextPoint Acquisition Corp. and Franchise Group Intermediate L, LLC, dated as of February 21, 2021 (incorporated by reference to Exhibit 2.6.1 to Form 10-Q, File No. 001035588 filed August 3, 2022.
X

2.6.2
Amendment No. 2, dated as of June 30, 2021 to Membership Interest Purchase Agreement, by and between NextPoint Acquisition Corp. and Franchise Group Intermediate L, LLC. dated as of February 21, 2021 (incorporated by reference to Exhibit 2.6.2 to Form 10-Q, File No. 001-35588 filed August 3, 2021).
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
X

2.9
Purchase and Sale Agreement, dated as of March 31, 2022, between W.S. Badcock Corporation and National Retail Properties, LP (incorporated by reference to Exhibit 2.9 to Form 10-Q, File No. 001-35588 filed May 5, 2022)..
X

2.10
Purchase and Sale Agreement, dated as of April 15, 2022, between W.S. Badcock Corporation and Mesirow Realty Sale-Leaseback, Inc. (incorporated by reference to Exhibit 2.10 to Form 10-Q, File No. 001-35588 filed May 5, 2022).
X

2.11
Purchase and Sale Agreement, dated as of April 26, 2022, between W.S. Badcock Corporation and CAI Investments Sub Series 100, LLC (incorporated by reference to Exhibit 2.11 to Form 10-Q, File No. 001-35588 filed May 5, 2022).
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
X

3.2	Second Amended and Restated Bylaws of Liberty Tax, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K, File No. 001-35588 filed on July 15, 2014).		X

31.1	Certification of Chief Executive Officer	X

31.2	Certification of Chief Financial Officer	X

32.1	Section 1350 Certification (Chief Executive Officer)	X

32.2	Section 1350 Certification (Chief Financial Officer)	X

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 26, 2022, formatted in Inline XBRL, filed herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Condensed Consolidated Statements of Stockholders’ Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements	X

104	The cover page from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 26, 2022, formatted in Inline XBRL (included with Exhibit 101)	X

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

FRANCHISE GROUP, INC. (Registrant)

November 9, 2022	By:	/s/ Brian R. Kahn
Brian R. Kahn Chief Executive Officer and Director (Principal Executive Officer)

November 9, 2022	By:	/s/ Eric F. Seeton
Eric F. Seeton Chief Financial Officer (Principal Financial and Accounting Officer)