Form 10-Q/A
period 2022-06-25
Franchise Group, Inc.
filed 2022-11-09
CIK 1528930

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

Explanatory Note

Franchise Group, Inc. (the "Company") is filing this Quarterly Report on Form 10-Q/A, Amendment No. 1 (the “Amended Report”) to amend its Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2022 originally filed with the Securities and Exchange Commission (“SEC”) on August 4, 2022 (the “Original Report”). The purpose of this Amended Report is to amend and restate the Company's Condensed Consolidated Statement of Cash Flows as of and for the six months ended June 25, 2022. Details regarding the restatement can be found in Note 15 "Restatement of Previously Issued Financial Statements" in this Amended Report.

The restatement has no impact on the balance sheet, the income statement or the operations of the Company. An explanation of the impact on the Company’s financial statements, and the Condensed Consolidated Statement of Cash Flows as of and for the six months ended June 25, 2022 as originally reported is contained in Note 15 “Impact of Corrections on Previously Issued Consolidated Financial Statements” in this Amended Report.
Items Amended in This Amended Report

This Amended Report amends and restates the following items of the Original Report as of and for the fiscal quarter ended June 25, 2022:

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

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
(In thousands)	June 25, 2022	June 26, 2021
	As Restated (1)
Operating Activities
Net income	$53,301	$52,549
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	56,840	1,910
Depreciation, amortization, and impairment charges	42,236	31,157
Amortization of deferred financing costs and prepayment penalties	12,032	69,923
Amortization of securitized debt discount	59,618	—
Stock-based compensation expense	10,853	5,478
Change in fair value of investment	10,855	—
Gain on sale-leaseback, bargain purchases, and sales of Company-owned stores	(55,883)	(731)
Other non-cash items	(2,182)	645
Changes in operating assets and liabilities	(238,903)	(55,305)
Net cash provided by (used in) operating activities	(51,233)	105,626
Investing Activities
Purchases of property, plant, and equipment	(21,809)	(25,028)
Proceeds from sale of property, plant, and equipment	240,558	293
Acquisition of business, net of cash and restricted cash acquired	(3,754)	(462,821)
Issuance of operating loans to franchisees	—	(17,612)
Payments received on operating loans to franchisees	1,000	23,013
Net cash provided by (used in) investing activities	215,995	(482,155)
Financing Activities
Dividends paid	(54,665)	(32,808)
Issuance of long-term debt and other obligations	219,056	1,306,724
Repayment of long-term debt and other obligations	(524,825)	(856,385)
Issuance of common stock	49	—
Issuance of preferred stock	—	79,542
Principal payments of finance lease obligations	(1,383)	—
Payment for debt issue costs and prepayment penalty on extinguishment	(431)	(87,502)
Other stock compensation transactions	(239)	(18)
Net cash provided by (used in) financing activities	(362,438)	409,553
Effect of exchange rate changes on cash, net	—	142
Net increase (decrease) in cash equivalents and restricted cash	(197,676)	33,166
Cash, cash equivalents and restricted cash at beginning of period	292,714	151,502
Cash, cash equivalents and restricted cash at end of period	$95,038	$184,668

Supplemental Cash Flow Disclosure
Cash paid for taxes, net of refunds	$17,842	$1,284
Cash paid for interest	42,013	61,249
Accrued capital expenditures	2,751	3,406
Capital expenditures funded by finance lease liabilities	—	1,211
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

(15) Restatement of Previously Issued Financial Statements

In the course of preparing its interim financial statements for its fiscal quarter ended September 24, 2022, the Company determined that an amendment to its Quarterly Report on Form 10-Q for its fiscal quarter ended June 25, 2022 was required to correct the previously reported condensed consolidated statements of cash flows. The Company identified misclassifications of interest payments related to the Company’s Badcock segment’s secured borrowing in “Cash used in financing activities” instead of “Cash provided by operating activities” in the Company’s condensed consolidated statements of cash flows. The misclassifications in the Original Report resulted in a $100.9 million overstatement of “Cash provided by operating activities” and a corresponding overstatement of “Cash used in financing activities.” The net impact of the misclassifications has no impact on the condensed consolidated balance sheet, the condensed consolidated statement of operations or the operations of the Company.

Impact of Corrections on Previously Issued Consolidated Financial Statements

The following table summarizes the effects of the restatement adjustments on the condensed consolidated statements of cash flows for the six months ended June 25, 2022:

	Six Months Ended
	June 25, 2022
(in thousands)	As Reported	Adjustments	As Restated
Amortization of securitized debt discount	128,208	(68,590)	59,618
Changes in operating assets and liabilities	(206,572)	(32,331)	(238,903)
Net cash provided by (used in) operating activities	49,688	(100,921)	(51,233)
Repayment of long-term debt and other obligations	(625,746)	100,921	(524,825)
Net cash provided by (used in) financing activities	(463,359)	100,921	(362,438)

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

Restatement

As stated in Note 15 "Restatement of Previously Issued Financial Statements" to our Condensed Consolidated Financial Statements, we have amended and restated our Condensed Consolidated Statements of Cash Flows for the six months ended June 25, 2022 and this Management's Discussion and Analysis has been revised to account for the effects of the restatement.

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

Sources and uses of cash

Operating activities. In the six months ended June 25, 2022, net cash from operating activities decreased $156.9 million compared to the same period in the prior year primarily due to a $75.3 million increase in cash used for inventory, a $70.3 million increase in accounts receivable and a $23.6 million decrease in accounts payable and accrued expenses. This was partially offset by a $26.7 million increase in cash income from operations. Cash net income represents net income adjusted for non-cash or non-operating activities such as gain on bargain purchases, gains on the sale of Company assets, depreciation and amortization, deferred financing cost amortization and the change in fair value of investment.

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

Financing activities. In the six months ended June 25, 2022, cash provided by financing activities decreased $772.0 million compared to the same period in the prior year. This decrease was due to a $1,087.7 million decrease in proceeds from the issuance of debt, a $79.5 million decrease in proceeds from the issuance of preferred stock and an increase of $21.9 million for dividends paid. The decrease of cash provided by financing activities was partially offset by a $331.6 million decrease in repayments of long-term obligations and an $87.1 million decrease in payments for debt issuance costs.

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

ITEM 4
CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 25, 2022. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of June 25, 2022 because of the material weakness in the Company's internal control over financial reporting described below.

In the course of preparing its interim financial statements for its fiscal quarter ended September 24, 2022, the Company identified a material weakness in its internal controls over financial reporting involving the preparation of its Statement of Cash Flows. As a result of this deficiency, there was a misclassification of cash flows associated with interest payments on the Company’s Badcock segment's secured borrowing resulting in an overstatement of cash flows provided by operating activities of $100.9 million and an overstatement of cash used in financing activities of $100.9 million in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2022. Management, with oversight from the Company's Audit Committee, is actively working on a remediation plan and is committed to the remediation of the material weakness as expeditiously as possible. Once placed in operation for a sufficient period, the Company will subject the remediated controls to appropriate tests in order to determine whether they are operating effectively.

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

2.1
Agreement of Merger and Business Combination Agreement dated as of July 10, 2019, among Liberty Tax, Inc., Buddy’s Newco, LLC, Franchise Group New Holdco, LLC, Franchise Group B Merger Sub, LLC, and Vintage RTO, L.P. (Exhibit 2.1 to Form 8-K, File No. 001-35588 filed on July 11, 2019).*
X

2.2
Membership Interest Purchase Agreement, by and between NextPoint Acquisition Corp. and Franchise Group Intermediate L, LLC, dated as of February 21, 2021 (incorporated by reference to Exhibit 2.1 to Form 8-K, File No. 001-35588 filed February 22, 2021).*
X

2.2.1
Amendment No. 1, dated as of April 13, 2021 to Membership Interest Purchase Agreement, by and between NextPoint Acquisition Corp. and Franchise Group Intermediate L, LLC, dated as of February 21, 2021 (incorporated by reference to Exhibit 2.6.1 to Form 10-Q, File No. 001-35588 filed August 3, 2021).
X

2.2.2
Amendment No. 2, dated as of June 30, 2021 to Membership Interest Purchase Agreement, by and between NextPoint Acquisition Corp. and Franchise Group Intermediate L, LLC. dated as of February 21, 2021 (incorporated by reference to Exhibit 2.6.2 to Form 10-Q, File No. 001-35588 filed August 3, 2021).
X

2.3
Stock Purchase Agreement, dated as of November 22, 2021, by and among Franchise Group Newco BHF, LLC, W.S. Badcock Corporation, the shareholders set forth on Annex I thereto, and William K. Pou, Jr. (incorporated by reference to Exhibit 2.1 to Form 8-K, File No. 001-25588 filed November 24, 2021).*
X

2.4
Master Receivables Purchase Agreement, dated as of December 20, 2021, between W.S. Badcock Corporation and B. Riley Receivables, LLC (incorporated by reference to Exhibit 2.1 to Form 8-K, File No. 001-35588 filed December 21, 2021).*
X

2.5
Purchase and Sale Agreement, dated as of March 31, 2022, between W.S. Badcock Corporation and National Retail Properties, LP (incorporated by reference to Exhibit 2.9 to Form 10-Q, File No. 001-35588 filed May 5, 2022).*
X

2.6
Purchase and Sale Agreement, dated as of April 15, 2022, between W.S. Badcock Corporation and Mesirow Realty Sale-Leaseback, Inc. (incorporated by reference to Exhibit 2.10 to Form 10-Q, File No. 001-35588 filed May 5, 2022), *
X

2.7
Purchase and Sale Agreement, dated as of April 26, 2022, between W.S. Badcock Corporation and CAI Investments Sub Series 100, LLC (incorporated by reference to Exhibit 2.11 to Form 10-Q, File No. 001-35588 filed May 5, 2022).*
X

2.8
Purchase and Sale Agreement, dated as of May 25, 2022, between W.S. Badcock Corporation and Oak Street Real Estate Capital Net Lease Property Fund (Collector), LP (incorporated by reference to Exhibit 2.8 to Form 10-Q, File No. 001-35588 filed August 4, 2022).*
X

2.8.1
Amended and Restated Purchase and Sale Agreement, dated as of May 25, 2022, by and between W.S. Badcock Corporation and Oak Street Real Estate Capital Net Lease Property Fund (Collector), LP (incorporated by reference to Exhibit 2.8.1 to Form 10-Q, File No. 001-35588 filed August 4, 2022)..
X

2.9
Purchase and Sale Agreement, dated as of May 25, 2022, by and between W.S. Badcock Corporation and Oak Street Real Estate Capital Net Lease Property Fund (Collector), LP (incorporated by reference to Exhibit 2.9 to Form 10-Q, File No. 001-35588 filed August 4, 2022)..
X

2.9.1
First Amendment, dated as of June 24, 2022, to Purchase and Sale Agreement by and between W.S. Badcock Corporation and Oak Street Real Estate Capital Net Lease Property Fund (Collector), LP (incorporated by reference to Exhibit 2.9.1 to Form 10-Q, File No. 001-35588 filed August 4, 2022).
X

2.9.2
Second Amendment, dated as of June 30, 2022, to Purchase and Sale Agreement by and between W.S. Badcock Corporation and Oak Street Real Estate Capital Net Lease Property Fund (Collector), LP (incorporated by reference to Exhibit 2.9.2 to Form 10-Q, File No. 001-35588 filed August 4, 2022).
X

2.9.3
Third Amendment, dated as of July 6, 2022, to Purchase and Sale Agreement by and between W.S. Badcock Corporation and Oak Street Real Estate Capital Net Lease Property Fund (Collector), LP (incorporated by reference to Exhibit 2.9.3 to Form 10-Q, File No. 001-35588 filed August 4, 2022).
X

2.9.4
Fourth Amendment, dated as of July 13, 2022, to Purchase and Sale Agreement by and between W.S. Badcock Corporation and Oak Street Real Estate Capital Net Lease Property Fund (Collector), LP (incorporated by reference to Exhibit 2.9.4 to Form 10-Q, File No. 001-35588 filed August 4, 2022).
X

2.9.5
Amended and Restated Purchase and Sale Agreement, dated as of May 25, 2022, by and between W.S. Badcock Corporation and BCHQ Owner LLC (incorporated by reference to Exhibit 2.9.5 to Form 10-Q, File No. 001-35588 filed August 4, 2022)).*
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
X

3.2	Second Amended and Restated Bylaws of Liberty Tax, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K, File No. 001-35588 filed on July 15, 2014).		X

31.1	Certification of Chief Executive Officer	X

31.2	Certification of Chief Financial Officer	X

32.1	Section 1350 Certification (Chief Executive Officer)	X

32.2	Section 1350 Certification (Chief Financial Officer)	X

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 25, 2022, formatted in Inline XBRL, filed herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Condensed Consolidated Statements of Stockholders’ Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements	X

104	The cover page from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 25, 2022, formatted in Inline XBRL (included with Exhibit 101)	X

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