Form 10-K
period 2022-12-31
Franchise Group, Inc.
filed 2023-02-28
CIK 1528930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Registrant’s telephone number, including area code: (740) 363-2222
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
 Emerging growth company ☐
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the shares of common stock held by non-affiliates of the registrant computed based on the last reported sale price of $38.80 on June 25, 2022 was $1,097,885,557.
The number of shares of the registrant’s common stock outstanding as of February 22, 2023 was 34,925,773.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the year ended December 31, 2022 (this “Annual Report”) contains forward-looking statements concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for our business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. They are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. Additionally, other factors may cause actual results to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Factors that may cause such differences include, but are not limited to, the risks described under “Item 1A-Risk Factors,” including:

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

•additional leverage incurred in connection with acquisitions or other capital expenditure initiatives;

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

•failures by our franchisees, the franchisees’ employees, and our dealers to comply with their contractual obligations to us and with laws and regulations, to the extent these failures affect our reputation or subject us to legal risk;

•our ability to attract and retain new franchisees and dealers and the ability of our franchisees and dealers to open new stores or territories and operate them successfully;

•the availability of suitable store locations at appropriate lease terms;

•the ability of our franchisees and dealers to generate sufficient revenue to pay us royalties and fees;

•our ability to manage Company-owned stores;

•our exposure to litigation and any governmental investigations;

•our ability and our franchisees’ and dealers’ ability to protect customers’ personal information, including from a cyber-security incident;

•the impact of identity-theft concerns on customer attitudes toward our services;

•our ability to access the credit markets and satisfy our covenants to lenders;

•our operating subsidiary’s potential repurchase of certain finance receivables if certain representations and warranties about the quality and nature of such receivables are breached, which may negatively impact our results of operations, financial condition, and liquidity;

•a decline in the credit quality of our customers, a decrease in our credit sales, or other factors outside of our control, which could lead to a decrease in our product sales and profitability;

•our reliance on technology systems and electronic communications; and

•other factors, including the risk factors discussed in this Annual Report.

Potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. These forward-looking statements speak only as of the date of this Annual Report. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. A potential investor or other vendor should, however, review the factors and risks we describe in the reports we will file from time to time with the U.S. Securities and Exchange Commission (“SEC”) after the date of this Annual Report.

PART I
Item 1.    Business.

Overview

We are an owner and operator of franchised and franchisable businesses that continually looks to grow our portfolio of brands while utilizing our operating and capital allocation philosophies to generate strong cash flows. We have a diversified and growing portfolio of highly recognized brands. Our asset-light business model is designed to generate consistent, recurring revenue and strong operating margins and requires limited maintenance capital expenditures. As a multi-brand operator, we continually look to diversify and grow our portfolio of brands either through acquisition or organic brand development. Our acquisition strategy typically targets businesses that are highly cash flow generative with compelling unit economics that can be scaled by adding franchise, dealer and company-owned units, or that can be restructured to enhance performance and value to Franchise Group. We strive to create value for our stockholders by generating free cash flow and capital-efficient growth across economic cycles.

Our business segments include The Vitamin Shoppe (“Vitamin Shoppe”), Pet Supplies Plus, Badcock Home Furniture & more (“Badcock”), American Freight, Buddy’s Home Furnishings (“Buddy’s”), and Sylvan Learning (“Sylvan”). As of the year ended December 31, 2022, on a combined basis, we operated 3,029 locations consisting of 1,310 franchised locations, 1,401 company-run locations and 318 dealer locations. Each of our companies has its own management team with significant experience in its respective industry. Additionally, we offer our brands a shared services platform that allows us to drive economies of scale, efficiencies and best practices. We believe our platform enables our portfolio of brands to be stronger together than they are apart.

We believe our financial performance and business model have been resilient across economic cycles and recently during the COVID-19 pandemic. In addition, our franchised business model is designed to generate consistent, recurring revenue and predictable free cash flow in order to insulate us from the operating cost variability of our franchised locations. The operating costs of our franchised locations are borne by our franchisees themselves; however, royalties paid by our franchisees to us could be dependent upon our franchisees’ ability to effectively manage these operating costs. That is why we strive to deliver to our franchisees a best-in-class franchise program through, among other things, our knowledge of the business, operational support and training.

We believe our success is driven in large part by our mutually beneficial relationships with our individual franchisees and dealers. Our franchise and dealer programs are designed to promote consistency and we are selective in granting franchises and dealerships. We are focused on partnering with franchisees and dealers who have the commitment, capability and capitalization to grow our brands. Franchisees and dealers can range in size from individuals owning just one location to publicly-traded companies.

While the specific terms of our franchise agreements vary among our brands, we utilize both store-level franchise and multi-unit development programs. Under both types of franchise programs, franchisees supply capital by purchasing or leasing the land, building, equipment, signs, inventory and supplies. Both store-level franchise and multi-unit development agreements typically require payment to us of certain upfront fees such as initial fees paid upon opening a store, fees paid to renew the term of the franchise agreement and fees paid in the event the franchise agreement is transferred to another franchisee. Franchisees also pay monthly royalties based on a percentage of their store sales and are required to spend a certain amount to advertise and promote the brand.

Additionally, our Badcock segment offers dealership agreements, whereby a dealer is granted a non-exclusive license for use at designated premises to operate the dealership devoted exclusively to the sale of merchandise and other approved activities. There are no fees that are paid by the dealer for entering into a dealership agreement. However, the dealers are able to earn and may be entitled to receive a commission, as determined by Badcock, upon the sale of merchandise consigned by Badcock to the dealer.

We seek to maintain healthy relationships with our franchisees, dealers and their representatives. We invest a significant amount of time working with the franchisee and dealer community on key aspects of the business, including products, equipment, operational improvements, standards and management techniques.

Our Brands
Our Vitamin Shoppe segment is an omnichannel specialty retailer and wellness lifestyle company with the mission of providing customers with the most trusted products, guidance and services to help them become their best selves, however they define it. Vitamin Shoppe offers one of the largest varieties of products among vitamin, mineral and supplement retailers. The broad product offering enables Vitamin Shoppe to provide our customers with a depth of selection of products that may not be readily available at other specialty retailers or mass merchants, such as discount stores, supermarkets, drug stores and wholesale clubs. Vitamin Shoppe continues to focus on improving the customer experience through the roll-out of initiatives including increasing customer engagement and personalization, enhancing the omnichannel experience (including in stores, online and on mobile devices), growing private brands and improving the effectiveness of pricing and promotions.

Our Pet Supplies Plus segment is a leading omnichannel retail chain and franchisor of pet supplies and services. Pet Supplies Plus has a diversified revenue model comprised of company-owned store revenue, franchise royalties and revenue generated by the wholesale distribution of products to its franchisees. Pet Supplies Plus offers a curated selection of premium brands, proprietary private label and specialty products with retail price parity with online competitors. Additionally, Pet Supplies Plus offers grooming, pet wash and other services in most of its locations. Our Pet Supplies Plus segment’s wholly-owned subsidiary Wag N’ Wash is an emerging grooming, pet-wash and natural pet food franchise. Wag N’ Wash is primarily focused on dogs, has a store footprint that is substantially smaller than a Pet Supplies Plus location and is operated by the Pet Supplies Plus management.

Our Badcock segment is a retailer of furniture, appliances, bedding, electronics, home office equipment, accessories and seasonal items in a showroom format. Additionally, Badcock offers multiple and flexible payment solutions and credit options through third parties and its consumer financing services. We are in the process of moving its consumer financing services business to a third-party provider.

Our American Freight segment is a retail chain offering in-store and online access to furniture, mattresses, new and out-of-box home appliances and home accessories at discount prices. American Freight buys direct from manufacturers and sells direct in warehouse-style stores. By cutting out the middleman and keeping its overhead costs low, American Freight is well positioned to offer quality products at low prices. Our American Freight segment provides customers with multiple payment options, including third-party financing, providing access to high-quality products and brand name appliances that may otherwise remain aspirational to some of its customers.

American Freight also serves as a liquidation channel for major appliance vendors. American Freight operates specialty distribution centers that test out-of-box appliances before they are offered for sale to customers. Customers typically are covered by the original manufacturer’s warranty and are offered the opportunity to purchase a full suite of extended-service plans and services.

Our Buddy’s segment is a specialty retailer of high quality, name brand consumer electronic, residential furniture, appliances and household accessories through rent-to-own agreements. The rental transaction allows our customers the opportunity to benefit from the use of high-quality products under flexible rental purchase agreements without long-term obligations.

Our Sylvan Learning segment is an established and growing franchisor of supplemental education for Pre-K-12 students and families. Sylvan addresses the full range of student needs with a broad variety of academic curriculums delivered in an omnichannel format. The Sylvan platform provides franchisees with the ability to provide a range of supplemental educational services, including on premises, virtually, at a satellite location and in the home.

Competition

Each of our brands competes with many well-established companies on the basis of product choice, quality, affordability, service and location. The Vitamin Shoppe competes in the highly competitive nutritional supplements retail industry, in which competition is based primarily on quality, product assortment, price, customer service, convenience, marketing support and availability of new products. American Freight and Badcock primarily compete with discount retailers of furniture and mattresses and with big box retailers and locally-owned appliance retailers that sell new-in-box and liquidations of their out-of-box or as-is appliances. Pet Supplies Plus competes in the highly competitive pet products retail industry, in which competition is based primarily on quality, product assortment, price, customer service, convenience, marketing support and availability of new products. Buddy’s competes with other national, regional and local rent-to-own businesses, including online only competitors, as well as with rental stores that do not offer their customers a purchase option. Sylvan competes with other national, regional and local tutoring centers, including online only competitors.

Business Strategy

Our strategy is to focus on the operation and acquisition of franchise and franchisable businesses. We strive to assemble a mix of businesses that we believe provide us balance and overall economic resiliency, while also allowing us to benefit from the scale of a single franchising platform.

As a multi-brand operator, we continually look to diversify and grow our portfolio of brands either through acquisition or organic brand development. Our acquisition strategy typically targets businesses that are cash flow generative with unit economics that can be scaled by adding franchise and company-owned units, or that can be restructured to enhance performance and value to Franchise Group.

We have established a corporate platform that enables us to deploy capital to acquire diversified assets that may become more valuable as part of our Company. Across all businesses, we look to create operating efficiencies in order to drive incremental free cash flow while allowing the management teams of each brand to focus on growing their businesses. Furthermore, our aggregated platform of multiple brands and increased scale provides cost of capital advantages relative to financing each business alone.

We believe our portfolio of brands will allow us to offer franchisees a variety of platforms that will allow them to diversify their investment portfolio in a local area, optimize their geographic penetration and grow their businesses. We believe our investors will benefit from sustainable franchise royalties and opportunistic franchise sales. Furthermore, we expect our refranchising strategy to create cash inflows to opportunistically de-lever and acquire additional brands.

Impact of COVID-19

As of the date of this Annual Report, we have experienced some supply chain delays and disruptions, including adverse consequences to our supply chain function from decreased procurement volumes in connection with the COVID-19 pandemic. Additionally, while fiscal stimulus provided in response to the COVID-19 pandemic impacted our business positively by boosting the consumption of our products, the resulting surge in inflation from the fiscal stimulus and supply chain constraints contributed to price tension and reduced sales activity. We believe that the lingering effects of the COVID-19 pandemic could negatively impact our business and financial results by weakening demand for our products and services, further disrupting our supply chain or affecting our ability to raise capital from financial institutions. As events continue to change, we are unable to accurately predict the impact that the COVID-19 pandemic will have on our results of operations due to uncertainties including, but not limited to, the severity of the disease, the impact of new subvariants and the public’s response to the outbreak; however, we are actively managing our business to respond to the impact.

Change of Year-End

For the years ended December 25, 2021 and December 26, 2020, our fiscal year ended on the Saturday in December closest to December 31st. On February 22, 2022, our Board of Directors (“Board”) approved a change in our fiscal year-end from the last Saturday in December closest to December 31st to the Saturday in December or January, whichever is closest to December 31st. Fiscal year 2022 ended on December 31, 2022 and included 53 weeks, with the 53rd week falling in the fourth fiscal quarter and Fiscal years 2021 and 2020 included 52 weeks.

Human Capital Management

General

As of December 31, 2022, we employed 8,575 full-time and 5,662 part-time employees. Part-time employees work an average of fewer than 30 hours per work. The number of part-time employees fluctuates based on seasonal needs. We believe that we have developed strong relations with our employees. Our employees are a key source of our competitive advantage and their actions are expected to be guided by our values and by an underlying set of ethical principles as incorporated into our Code of Conduct. We believe these values strengthen our culture and our workforce. We strive to demonstrate to our customers, franchisees, dealers, stockholders, business partners, communities and employees that we are worthy of their trust and continually strive to enhance our brand reputation.

The success of our business relies on our ability to attract and retain talented employees. To attract and retain talent, we strive to create an inclusive, diverse and supportive workplace, with opportunities for our employees to develop and grow in their careers, supported by competitive compensation, benefits and health and wellness programs.

Our franchises and dealerships are independently owned and operated businesses. As such, employees of our franchisees and dealers are not employees of the Company.

Our Nominating and Corporate Governance Committee of our Board (our “NCG Committee”) oversees our environmental, social and governance (“ESG”) policies and activities which includes human capital management. The NCG Committee also oversees activities including the review of management’s strategies, activities, policies and goals with regard to environmental sustainability, climate change, human rights, and diversity, equity and inclusion (“DEI”) initiatives. Our NCG Committee advises the Board on significant ESG-related feedback from stakeholders and makes recommendations on how the Company can adapt to ESG trends and regulatory developments that could impact its operations, performance or reputation. Our NCG Committee also has the responsibility to update and make recommendations to our Board on the impact of our human capital management strategies as outlined in its charter, subject to NCG Committee and Board approval. In 2022, our NCG Committee recommended, and our Board approved, the implementation of the Company’s ESG, DEI and Human Rights policies.

Corporate Culture

We are focused on creating a corporate culture of integrity and respect, with the goal of working together to drive our business to be innovative and competitive. We operate in a performance-based environment where results matter and financial discipline is enforced. We strive to create a highly collaborative culture in which employees feel that their input is encouraged and valued. At the same time, we believe in holding individuals accountable and endeavor to create a culture in which employees do what they say they are going to do. We believe that our culture is a long-term competitive advantage for us, fuels our ability to execute our business strategy and is a critical component of our employee talent strategy.

Diversity, Equity and Inclusion

We believe that a diverse workforce is critical to our success. Our goal is to cultivate an inclusive environment where human differences are valued, respected and supported. We believe that maintaining a diverse leadership and employee base allows us to take advantage of the array of innovation, creativity and talent of our human capital. We have taken actions to recruit, retain, develop and advance a diverse and talented workforce. At the close of fiscal 2022, women represented 43.2% of our total workforce, with increased representation both in technical and executive roles across the enterprise, and underrepresented minorities represented 37.6% of our total workforce. At the close of fiscal 2022, the representation of women in executive management was 41.8% collectively across all segments, management and the Board. We are an equal opportunity employer. We respect diversity and do not discriminate on the basis of race, color, creed, religion, national origin, ancestry, citizenship status, age, sex, gender, gender identity or expression (including transgender status), sexual orientation, marital status, veteran status, physical or mental disability, genetic information, or any other characteristic protected by applicable federal, state or local laws. Our management is dedicated to ensuring the fulfillment of this policy with respect to hiring, placement, promotion, transfer, demotion, layoff, separation, recruitment, pay and equity, access to facilities and programs, training and general treatment during employment. We invest in attracting, developing and retaining the best talent. We do this by communicating a clear purpose and strategy, transparent goal setting, driving accountability, continuously assessing, developing, advancing talent and a leadership-driven talent strategy. We also comply with the Equal Employment Opportunity (“EEO”) Commission rules, including making our EEO reports publicly available. Our Vitamin Shoppe segment, as a government contractor, has an affirmative action plan that is updated annually.

With the support at the highest level of leadership to ensure we meet our goals for a diverse, equitable and inclusive workplace, in 2022, we established a DEI Committee comprised of senior leaders from each of our brands. Guided by our enterprise DEI Policy, the DEI Committee is charged with providing DEI-focused strategies for each Company brand, consistent with our business goals, to develop and implement DEI efforts and activities that are meaningful to our employees and the communities we serve.

Our DEI initiatives include, among other things:

•Establishing DEI as a recognized business interest, with every level of the organization taking responsibility for implementing DEI-focused strategies.
•Promoting respectful communication and cooperation between all employees regardless of title or level.
•Encouraging an environment where employees feel that their background and lifestyle do not affect perceptions of them as professionals or affect their opportunities for development and promotion.
•Fostering teamwork and employee participation, permitting the representation of all groups and employee perspectives.
•Ensuring the availability of flexible working practices where appropriate, to accommodate employees’ varying needs.
•Encouraging employer and employee contributions to the communities we serve to promote a greater understanding and respect for DEI.

Health, Safety and Wellness

We are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to a variety of health and wellness programs, including programs that support their physical and mental health. We are continually focused on the safety of our associates and have a strong emphasis on identifying and addressing the safety risks and concerns of our associates. Throughout the COVID-19 pandemic, a top priority of the Company has been the health, safety and well-being of our employees and their families. Our management teams continue to monitor, identify and address emerging risks to formulate our response to actions taken by governments and public policy organizations. We base our protocols on guidance from healthcare experts and public health leaders, and regularly review and update them to reflect the best, most current information available.

Compensation, Benefits and Human Rights

We are committed to providing each of our employees a fair and equitable wage. We believe we provide competitive compensation and benefit programs for our employees. In addition to competitive salaries, these programs include, among other items, bonuses, stock awards, a 401(k) plan, health and wellness programs, health savings and flexible spending accounts, paid time off, flexible work schedules and employee assistance programs.

We recognize the importance of maintaining and promoting the fundamental human rights of employees and, in 2022, we implemented a Human Rights Policy that: promotes a workplace free of discrimination and harassment; prohibits child labor, forced labor and human trafficking; provides fair and equitable wages, benefits and other conditions of employment in accordance with all applicable labor and employment laws; provides safe working conditions in accordance with all applicable labor and employment laws; and recognizes an employee’s right to associate or not to associate.

Ethics Hotline

We maintain an Ethics Hotline that is available to all employees to report (anonymously if desired) any matter of concern. Communications to the hotline are routed to Human Resources, Legal and Executive Management for investigation and resolution. In certain instances, such communications may also be escalated, pursuant to our internal policies, to the Audit Committee of our Board for review, investigation and resolution. In addition, any stockholder or other interested party may send communications to us or our Board through our website.

Regulation

The products and services offered by our business segments are subject to federal laws and regulation by one or more federal agencies, including but not limited to the Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), the Consumer Financial Protection Bureau (“CFPB”), the United States Department of Agriculture and the Environmental Protection Agency. These activities are also regulated by various state, local and international laws and agencies of the states and localities in which our products or services are provided. Please see “Item 1A. Risk Factors—Risks Related to Our Segments” in this Annual Report.

Available Information

Our Annual Report, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed with or furnished to the SEC are available, free of charge, through our website at www.franchisegrp.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. Our Board’s Charter and Corporate Governance Guidelines, Board committee charters, ESG, DEI and Human Rights policies, and Code of Conduct are also available on our website. The SEC maintains a website at www.sec.gov containing reports, proxy and information statements and other information regarding issuers who file electronically with the SEC. We encourage investors to visit our website from time to time, as information is updated, and new information is posted. The content of our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

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
•additional leverage incurred in connection with acquisitions or other capital expenditure initiatives;
•our ability to generate sufficient cash to service our indebtedness;
•the terms of the agreements governing our indebtedness and their restriction of our current and future operations and operating flexibility;
•rising interest rates and interest rate risk exposure from our floating rate debt financing;
•changes in benchmark interest rates that may adversely affect interest rates on certain of our outstanding indebtedness that is currently dependent on the London Interbank Offered Rate (“LIBOR”);
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

Risks Related to Our Segments, including risks related to:

•our Badcock segment’s failure to operate its dealer network in its current manner, which remains outside the purview of federal and state franchise laws, which may adversely affect its and our business, prospects, results of operations, financial condition and cash flows;
•operational and other failures by dealers may adversely impact our Badcock segment and our business, prospects, results of operations, financial condition and cash flows;
•our Badcock segment’s consumer financing business is a highly regulated industry and existing and new laws and regulations could have a material adverse effect on our Badcock segment;
•unfavorable publicity or consumer perception of our segments’ products and any similar products distributed by other companies;
•our Vitamin Shoppe and Pet Supplies Plus segments’ sale of food, dietary supplement, topical products and pet products containing cannabidiol;
•disruptions at our Pet Supplies Plus, Badcock, American Freight, and Vitamin Shoppe segments’ warehouses and distribution facilities or at our contract manufacturers’ manufacturing facilities;
•increases in the price or shortages of supply in connection with our segments’ products;
•product recalls, withdrawals or seizures;
•consumer spending factors affecting the success of our segments;
•the ability of our segments to compete effectively with the growing e-commerce sector;
•the ability of our Vitamin Shoppe, Pet Supplies Plus, Badcock, American Freight and Buddy’s segments to successfully manage their inventory levels;
•the growth and effective operations of our Company-owned locations and franchise and dealer locations;
•our franchisees’ failure to open locations in new territories and successfully operate their new locations;
•our potential to be held responsible by third parties, regulators, or courts for the action of, or failure to act, by our franchisees and dealers, and the exposure to possible fines or other liabilities, and bad publicity;
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

We have incurred significant transaction and acquisition-related costs and expect to incur integration-related costs in connection with our acquisitions.

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

Changes in benchmark interest rates may adversely affect interest rates on certain of our outstanding indebtedness that is currently dependent on LIBOR.

As of February 28, 2023, the indebtedness under our Second Lien Credit Agreement (the “Second Lien Credit Agreement”) bears interest at variable interest rates that use LIBOR as a reference rate, while the indebtedness under our ABL Agreement (as defined herein) and First Lien Credit Agreement (the “First Lien Credit Agreement”) (after giving effect to the Third Amendment to First Lien Credit Agreement, dated as February 2, 2023) bears interest at variable interest rates that use the Secured Overnight Financing Rate (“SOFR”) as a benchmark rate.

In March 2021, the Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of the LIBOR benchmark after June 30, 2023. The Alternative Reference Rates Committee, a group of market participants convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, has recommended SOFR as an alternative benchmark rate to replace LIBOR.

Our Second Lien Credit Agreement includes provisions intended to provide for the replacement of LIBOR with SOFR or another widely-accepted alternative benchmark rate upon the cessation of LIBOR. In the event that LIBOR is no longer available as a reference rate or ceases to adequately and fairly reflect the cost to our lenders of making and maintaining loans, the Second Lien Credit Agreement permits the lenders to suspend maintaining loans that use LIBOR as a reference rate. We expect our Second Lien Credit Agreement to bear interest based on a SOFR benchmark within fiscal 2023.

SOFR is calculated based on short-term repurchase agreements, backed by U.S. treasury securities. SOFR is an observed and backward looking rate, which stands in contrast with the LIBOR benchmark rate which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Additionally, SOFR is a secured rate and does not take into account bank credit risk, as was the case with LIBOR.

While the difference between LIBOR and SOFR as of today is not significant, the difference may be larger in respect of longer interest periods. While it is impossible for us to predict the effect of switching from a LIBOR to a SOFR benchmark under our Second Lien Credit Agreement, it is possible such a switch could result in higher interest costs for us, which could in turn have an adverse effect on our operating results and liquidity.

In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. Disruption in the financial markets could have an adverse effect on our business, financial condition and results of operations.

Certain stockholders have a substantial ownership stake, and their interests could conflict with the interests of our other stockholders.

As of December 31, 2022, Brian Kahn and Vintage Capital Management, LLC and its affiliates (“Vintage”), in aggregate, own shares of our common stock representing approximately 40.2% of our outstanding common stock. As a result of substantial ownership of our stock, and Mr. Kahn’s participation on the Board, Vintage currently has the ability to influence certain actions requiring stockholder approval, including increasing or decreasing the authorized share capital, the election of directors, declaration of dividends, the appointment of management, and other policy decisions. The interests of Mr. Kahn and Vintage may be different from the interests of our other stockholders. While any future transaction with Mr. Kahn and Vintage or other significant stockholders could benefit us, the interests of Mr. Kahn and Vintage could at times conflict with the interests of other stockholders. Conflicts of interest may also arise between us and Mr. Kahn and Vintage, which may result in the conclusion of transactions on terms not determined by market forces. Any such conflicts of interest could adversely affect our business, financial condition and results of operations, and the trading price of our common stock. Moreover, the concentration of ownership may delay, deter or prevent acts that would be favored by other stockholders or deprive our stockholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of us. Similarly, this concentration of stock ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning equity in a company with concentrated ownership. Refer to "Note 14: Related Party Transactions" in the Notes to the Consolidated Financial Statements.

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

Our financial success depends in significant part on our ability to maintain sound business relationships with our franchisees and dealers. The support of our franchisees and dealers is also critical for the success of our marketing programs and any new strategic initiatives we seek to undertake. Deterioration in our relationships with our franchisees and dealers or the failure of our franchisees and dealers to support our marketing programs and strategic initiatives could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows. In addition, the failure of our franchisees and dealers to timely renew their franchise agreements could have a material adverse effect on our business and our ability to enforce the franchisees’ and dealers’ contractual obligations.

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

Risks Related to Our Segments

Our Badcock segment’s failure to operate its dealer network in a manner which remains outside the purview of federal and state franchise laws may adversely affect its and our business, prospects, results of operations, financial condition and cash flows.

As operated now, our Badcock segment’s dealer program is not a franchise subject to franchise laws and regulations enacted by a number of states and rules promulgated by the U.S. Federal Trade Commission (collectively, the “Franchise Laws”). However, if the relationship between our Badcock segment and its dealers should be deemed to constitute a franchise under the Franchise Laws or otherwise violate one or more of the Franchise Laws, our Badcock segment’s and our operations could be negatively affected including requiring our Badcock segment to incur substantial additional costs which could adversely affect its and our business, prospects, results of operations, financial condition and cash flows. Additionally, our Badcock segment could face the prospect that discontented dealers could use such violations as the basis for seeking to terminate its dealership agreement or to initiate claims against our Badcock segment for alleged prior failure to comply with the Franchise Laws. Our Badcock segment may also face enforcement actions by the U.S. Federal Trade Commission and state governmental agencies, which may seek fines and other remedies available to these agencies under such Franchise Laws. If our Badcock segment’s dealer program were determined to be a franchise subject to the Franchise Laws, as a franchisor, our Badcock segment would be more susceptible to the risk of adverse legislation or regulations being enacted in the future and we cannot predict how existing or future laws or regulations will be administered or interpreted. Additionally, we cannot predict the amount of future expenditures that may be required in order to comply with any such laws or regulations. Companies that operate franchise systems may be subject to claims arising out of violations of laws and regulations at their franchised locations, including, without limitation, for allegedly being a joint employer with a franchisee. Litigation may lead to a decline in the sales and operating results of our Badcock segment’s stores and divert management resources regardless of whether the allegations in such litigation are valid or whether our Badcock segment is liable.

Our Badcock segment’s consumer financing business is in an industry that is highly regulated. Existing and new laws and regulations could have a material adverse effect on Badcock and adversely affect the Badcock segment’s and our business, prospects, results of operations, financial condition and cash flows and failure to comply with these laws and regulations could subject our Badcock segment and us to various fines, civil penalties and other relief.

Our Badcock segment’s consumer financing business is subject to extensive regulation, supervision and licensing under various federal, state, and local statutes, ordinances, regulations, rules and guidance. We must comply with federal laws, such as The Truth In Lending Act and Regulation Z, the Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, The Gramm-Leach-Bliley Act and Regulation P, and Title X of the Dodd-Frank Act, among others. In addition, the CFPB has regulatory and enforcement powers over providers of consumer financial products and services under many federal consumer protection laws and regulations. Included in the CFPB’s authority is the power to prohibit unfair, deceptive or abusive acts or practices (“UDAAP”) and to investigate and penalize financial institutions. In addition to assessing financial penalties, the CFPB can require remediation of practices, pursue administrative proceedings or litigation and obtain cease and desist orders (which can include orders for restitution or rescission or reformation of contracts). Also, if a company has violated Title X of the Dodd-Frank Act or related CFPB regulations, the Dodd-Frank Act empowers state attorney general and state regulators to bring civil actions to remedy violations. In addition, state attorneys generals and/or other state regulators have the authority to prohibit unfair and deceptive acts and practices under state law (“UDAP”), as well as a wide variety of state consumer protection laws and regulations. If the CFPB or state attorneys general or state regulators believe that our Badcock segment has violated any laws or regulations, they could exercise their enforcement powers which could adversely affect our Badcock segment’s and our business, prospects, results of operations, financial condition and cash flows.

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

Our Vitamin Shoppe and Pet Supplies Plus segments sell food, dietary supplement, topical products and/or pet products containing cannabidiol (“CBD”), which is a cannabinoid derived from the cannabis plant. There is significant uncertainty regarding the legal status of CBD and other hemp-based products in the U.S. In addition, the FDA currently prohibits the sale of foods and dietary supplements containing certain CBD, which could subject our Vitamin Shoppe and Pet Supplies Plus segments to regulatory enforcement action.

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

Moreover, local, state, federal, and international CBD, hemp and cannabis laws and regulations are rapidly changing and subject to evolving interpretations, which could require our Vitamin Shoppe and Pet Supplies Plus segments to incur substantial costs associated with compliance requirements or alteration of certain aspects of their business plan in the event that its CBD products become subject to new restrictions. In addition, violations of these laws, or allegations of such violations, could disrupt the businesses and result in a material adverse effect on their operations. We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our Vitamin Shoppe and Pet Supplies Plus segments’ activities in the hemp and CBD industry. The constant evolution of laws and regulations may require these segments to incur substantial costs associated with legal and compliance fees and ultimately require them to alter their current business plans.

Disruptions at our American Freight, Pet Supplies Plus, Badcock, and Vitamin Shoppe segments’ warehouses and distribution facilities or at our contract manufacturers’ manufacturing facilities could materially and adversely affect our business, financial condition, results of operations and customer relationships.

Any significant disruption in our segments’ warehouse and distribution facilities or at any contract manufacturers’ manufacturing facilities for any reason, including regulatory requirements, and FDA determination that the contract manufacturers’ facility is not in compliance with the cGMP regulations, the loss of certifications, power interruptions, destruction of or damage to facilities, unexpected delays in delivery or increases in transportation costs (including through increased fuel costs), terrorist attacks, civil unrest, war or the perceived threat thereof, natural disasters could disrupt our contract manufacturer’s ability to manufacture products for our segments and our ability to deliver products to our customers. Any such disruption could have a material adverse effect on our business.
Increases in the price or shortages of supply in connection with products sold by our segments and increased inflation could have a material adverse effect on our business.

Certain products sold by our segments are composed of certain key raw materials. If the prices of these raw materials were to increase significantly, including but not limited to the impact of higher interest rates or inbound freight costs, it could result in a significant increase to us in the prices charged to us for our segments’ own branded products and third-party products. Raw material prices may increase in the future and we may not be able to pass on those increases to customers who purchase our products. A significant increase in the price of raw materials that cannot be passed on to customers could have a material adverse effect on our business.

Additionally, inflation rates have increased and may continue to rise. Our suppliers have raised their prices and may continue to raise prices that we may not be able to pass on to our customers. This may adversely affect our business, including our competitive position, market share, revenues, and profit.

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

With the continued expansion of Internet use, as well as mobile computing devices and smartphones, competition from the e-commerce sector continues to grow. There can be no assurance we will be able to compete effectively on our existing e-commerce platform or grow our e-commerce operations in a profitable manner. Certain of our competitors, and a number of e-commerce retailers, have established e-commerce operations against which we compete for customers. It is possible that the increasing competition from the e-commerce sector may reduce our market share, gross and operating margins, and may materially adversely affect our business and results of operations in other ways.

If our segments do not successfully manage their inventory levels, our operating results will be adversely affected.

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

We may be held responsible by third parties, regulators, or courts for the action of, or failure to act, by our franchisees and dealers and their employees which could expose us to possible fines, other liabilities, bad publicity or damage to our brands.

We grant our franchisees and dealers a limited license to use our registered service marks and, accordingly, there is risk that one or more of the franchisees or dealers may be identified as being controlled by us. Third parties, regulators, or courts may seek to hold us responsible for the actions or failures to act by our franchisees and dealers. In recent years, some government agencies have taken the position that the extent to which a franchise system establishes requirements for franchisees may justify treating the franchisor or dealer as if it “controls” the franchisee’s or dealer’s behavior. Thus, the failure of our franchisees and dealers to comply with laws and regulations may expose us to liability and damages that may have an adverse effect on our business.

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

From time to time, we engage in disputes with some of our franchisees and dealers, and some of these disputes result in litigation or arbitration proceedings. Disputes with our franchisees and dealers may require us to incur significant legal fees, subject us to damages, and occupy a disproportionate amount of management’s time. A material increase in the number of these disputes, or unfavorable outcomes in these disputes, may have a material adverse effect on our business. To the extent we have disputes with our franchisees and dealers, our relationships with our franchisees and dealers could be negatively impacted, which could hurt our growth prospects or negatively impact our financial performance.

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

We have been named, from time to time, as a defendant in various legal actions, including arbitration, class-actions, and other litigation arising in connection with our various business activities. We are currently involved in a class-action lawsuit, in which we are vigorously defending ourselves. There can be no assurance, however, that we will not have to pay significant damages or amounts in settlement above insurance coverage. Adverse outcomes related to litigation could result in substantial damages and could materially affect our liquidity and capital resources and cause our net income to decline or may require us to alter our business operations. Failure to pay any material judgment would be a default under our credit facilities. Negative public opinion can also result from our actual or alleged conduct in such claims, possibly damaging our reputation, which could negatively impact our financial performance and could cause the value of our stock to decline. Refer to “Note 15 – Commitments and Contingencies” in the Notes to the Consolidated Financial Statements.

If we fail to protect or fail to comply with laws and regulations related to our customers’ personal information, we may face significant fines, penalties, or damages and our brands and reputation may be harmed.

We are subject to various federal and state laws related to the use of and protection of customer personal information, including but not limited, California Consumer Privacy Act (“CCPA”), which became effective January 1, 2020, as amended by the California Privacy Rights Act (“CPRA”), which became effective as of January 1, 2023, the Gramm-Leach-Bliley Act and other laws and regulations enacted by the Federal Trade Commission (“FTC”). We rely on technology in virtually all aspects of our business. Like those of many large businesses, certain of our information systems have been subject to computer viruses, malicious code, unauthorized access, phishing efforts, denial-of-service attacks and other cyber-attacks and we expect to be subject to similar attacks in the future as such attacks become more sophisticated and frequent. A significant disruption or failure of our technology systems could result in service interruptions, safety failures, security events, regulatory compliance failures, an inability to protect information and assets against unauthorized users, and other operational difficulties. Attacks perpetrated against our systems could result in loss of assets and critical information and expose us to remediation costs and reputational damage.

We and our franchisees manage highly sensitive client information in our operations, and although we have established security procedures to protect against identity theft and require our franchisees to do the same, a security incident resulting in breaches of our customers’ privacy may occur. Our computer systems are subject to penetration and our data protection measures may not prevent unauthorized access to sensitive client information. Threats to our systems, our franchisees systems, or associated third parties’ systems can derive from human error, fraud, or malice on the part of employees or third parties, or may result from accidental technological failure. If the measures we have taken prove to be insufficient or inadequate or if our franchisees fail to meet their obligations in this area, we and our franchisees may become subject to litigation or administrative sanctions, which could result in significant fines, penalties, or damages and harm to our brands and reputation, which in turn could negatively impact our ability to retain our customers. Moreover, although we have some insurance that may defray the cost, the cost of remediating any breach resulting from a cybersecurity incident or other breach of the privacy of customer information would likely be substantial. Furthermore, we may be required to invest additional resources to protect us against damages caused by these actual or perceived disruptions or security breaches in the future. We could also suffer harm to our reputation from a security breach or inappropriate disclosure of customer information. Changes in these federal and state regulatory requirements could result in more stringent requirements and could result in a need to change business practices, including how information is disclosed. These changes could have a material adverse effect on our business, financial condition, and results of operations. Moreover, a significant security breach or disclosure of customer information could so damage our brands and reputation that demand for the services that are provided by us and our franchisees may be reduced.

Although we have taken steps intended to mitigate these risks, a significant disruption or cyber intrusion could adversely affect our results of operations, financial condition and liquidity. If we become victim to a security breach resulting in third-party access to customer’s personal information which we host, collect, use and retain, this could have a material adverse effect on the demand for our services and products, our reputation, and cause material losses. These risks apply to all of our business segments.

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

The products and services offered by our business segments are subject to federal laws and regulation by one or more federal agencies, including but not limited to the FDA, the FTC, the CFPB, the United States Department of Agriculture and the Environmental Protection Agency. These activities are also regulated by various state, local and international laws and agencies of the states and localities in which our products or services are provided. Regulations may prevent or delay the introduction, or require the reformulation, of our products or services, which could result in lost sales and increased costs to us.

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

The CCPA requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. We collect internal and customer data, including personally identifiable information for a variety of important business purposes, including managing our workforce and providing requested products and services. The CCPA required us to modify our data processing practices and policies at our Pet Supplies Plus, Vitamin Shoppe, Sylvan and American Freight segments, as a result of which we may incur substantial costs and expenses in an effort to comply. Further, the CPRA, which became effective on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022), created additional obligations with respect to processing and storing personal information of California consumers. The effects of the CCPA and CPRA are potentially significant and require us to modify our data processing practices and policies which as a result, we may incur substantial costs and expenses in an effort to comply. Additionally, Colorado, Connecticut, Utah, and Virginia have adopted comprehensive privacy laws, and other jurisdictions have adopted or may in the future adopt their own, different privacy laws. We may also from time to time be subject to, or face assertions that we are subject to, additional obligations relating to personal data by contract or due to assertions that self-regulatory obligations or industry standards apply to our practices. There may be additional regulatory actions or enforcement priorities, or new interpretations of existing requirements that differ from ours, which could impose unanticipated limitations or require changes to our business. Any developments of this nature could increase our costs significantly and could have a material adverse effect on our business, financial condition and results of operations.

We may be subject to product liability claims if people or properties are harmed by the products we sell or the services we offer.

Some of the products we sell may expose us to product liability claims relating to personal injury, death, or property damage caused by such products, and may require us to take actions such as product recalls. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on commercially reasonable terms, or at all. Our Vitamin Shoppe segment, in particular, as a retailer and direct marketer of products designed for human consumption, is subject to product liability claims if the use of its products is alleged to have resulted in injury or to include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. In addition, third-party manufacturers produce many of the products we sell which may expose us to product liability claims for products we do not manufacture. While we attempt to manage these risks by obtaining insurance and indemnification agreements from the manufacturers of products that we sell, third parties may not satisfy their indemnification obligations to us and/or our insurance policies may not be sufficient or available. A product liability claim against us, whether with respect to products of a third-party that we sell or our branded products, could result in increased costs and could adversely affect our reputation with our customers, which in turn could materially adversely affect our business, financial condition and results of operations.

General Risk Factors

Our failure to protect our intellectual property rights may harm our competitive position, and litigation to protect our intellectual property rights or defend against third-party allegations of infringement may be costly.

We regard our intellectual property as critical to the success of our business. Third parties may infringe or misappropriate our brand names, trademarks or other intellectual property rights, which could have a material adverse effect on our business, financial condition, or operating results. The actions we take to protect our trademarks and other proprietary rights may not be adequate. Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets, or determine the validity and scope of the proprietary rights of others. There are no assurances that we will be able to prevent infringement of our intellectual property rights or misappropriation of our proprietary information. Any infringement or misappropriation could harm any competitive advantage we currently derive or may derive from our proprietary rights. In addition, third parties may assert infringement claims against us. Any claims and any resulting litigation could subject us to significant liability for damages. An adverse determination in any litigation of this type could require us to design around a third-party’s patent or to license alternative technology from another party. Litigation is time-consuming and expensive to defend and could result in the diversion of our time and resources. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims.

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

Many of our information technology systems, such as those we use for our point-of-sale, web and mobile platforms, including online and mobile payment systems, and for administrative functions, including human resources, payroll, accounting, and internal and external communications, contain personal, financial or other information that is entrusted to us by our customers and associates. Many of our information technology systems also contain proprietary and other confidential information related to our business and suppliers. Although we have developed procedures, employee training and technology in place to safeguard our customers’ personal information, our associates’ private data, suppliers’ data, and our business records and intellectual property and other sensitive information, we may nevertheless, be vulnerable to, and unable to anticipate, detect and appropriately respond to, data security breaches and data loss, including cyber-security attacks. To date, we have not experienced a material information security data breach, however, if we or any third-party systems we use experience a data security breach, we could be exposed to negative publicity, reputational risk with our customers, government enforcement actions and private litigation, in addition to the potential of significant capital investments and other expenditures to remedy cybersecurity problems and prevent future security breaches. These costs, which could be material, could adversely impact our results of operations in the period in which they are incurred and may not meaningfully limit the success of future attempts to breach our information technology systems.

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

The payment of dividends will be at the discretion of our Board and will depend, among other things, on our earnings, capital requirements, and financial condition. Our ability to pay dividends will also be subject to compliance with financial covenants that are contained in our credit facility and may be restricted by any future indebtedness that we incur or issuances of preferred stock. In addition, applicable law requires our Board to determine that we have adequate surplus prior to the declaration of dividends. Although we expect to pay a quarterly cash dividend to holders of our common stock, we have no obligation to do so, and our dividend policy may change at any time without notice to our stockholders. We cannot provide an assurance that we will continue to pay dividends at any specific level or at all.

Anti-takeover provisions in our charter documents, Delaware law, and our credit facility could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management, and adversely affect the value of our common stock.

Provisions in our second amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. In addition, our credit facility contains covenants that may impede, discourage, or prevent a takeover of us. For instance, upon a change of control, we would default on our credit facility. As a result, a potential takeover may not occur unless sufficient funds are available to repay our outstanding debt. Provisions in our bylaws and credit facility may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board, which is responsible for appointing the members of our management. Any provision of our amended and restated certificate of incorporation and bylaws or our debt documents that has the effect of delaying or deterring a change of control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect our stock value if they are viewed as discouraging takeover attempts in the future.

Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
Stores
As of December 31, 2022, we operated 1,401 Company-owned stores, operated 318 dealer-owned stores, and franchised 1,310 stores. See breakout of Company-owned stores, dealer-owned stores, franchised stores, and distribution centers by segment as detailed below:

	Company-owned	Dealer-owned	Franchised	Total	Distribution Centers
Vitamin Shoppe	702	—	2	704	2
Pet Supplies Plus	232	—	443	675	3
Badcock	64	318	—	382	3
American Freight	362	—	9	371	8
Buddy’s	36	—	302	338	—
Sylvan	5	—	554	559	—
Total Franchise Group	1,401	318	1,310	3,029	16
We lease the vast majority of our Company-owned stores and our distribution centers. Our leases typically provide an initial term with options to extend. As current leases expire, we believe that we will be able to obtain lease renewals, if desired, for present store locations, or to obtain leases for equivalent or better locations in the same general area.
We lease our corporate headquarters, which is shared with American Freight. Our principal executive office is located at 109 Innovation Court, Suite J, Delaware, Ohio 43015.
Item 3.    Legal Proceedings.
For information regarding legal proceedings, refer to “Note 15 - Commitments and Contingencies” in the Notes to the Consolidated Financial Statements, which information is incorporated herein by reference.
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market and Stock Information

Our common stock and Series A Preferred Stock is traded on NASDAQ under the symbols “FRG” and “FRGAP,” respectively. As of February 22, 2023, we had approximately 116 registered record holders of our common stock and 1 registered record holder of our Series A Preferred Stock. An aggregate maximum of 5,000,000 shares of common stock are reserved for stock compensation award issuance.

Future decisions to pay cash dividends continue to be at the discretion of our Board and will be dependent on our earnings, capital requirements and financial condition. Our ability to pay dividends is also subject to compliance with financial covenants that are contained in our credit facility and may be restricted by any future indebtedness that we incur. In addition, applicable law requires our Board to determine that we have adequate surplus prior to the declaration of dividends. We cannot provide an assurance that we will pay dividends at any specific level or at all.

Recent Sales of Unregistered Securities

Other than those sales of unregistered securities that we have disclosed in quarterly reports on Form 10-Q or current reports on Form 8-K, we have not recently sold any unregistered securities.
Share Repurchases
On May 18, 2022, our Board of Directors approved a stock repurchase program under which we may repurchase up to $500.0 million of our outstanding shares of common stock over the next three years. The repurchase program authorizes shares to be repurchased from time to time in open market or private transactions, through block trades and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The actual timing, number and value of shares, if any, repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including, among others, the availability of stock, general market and business conditions, the trading price of our common stock and applicable legal requirements. This plan supersedes our previous stock repurchase programs. The following table represents our share repurchase activity during the three months ended December 31, 2022:

Fiscal Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of public stock repurchase programs	Approximate dollar value of shares that may yet be purchased under the program (in millions)
September 25, 2022 - October 22, 2022	—	—	—	$422.1
October 23, 2022 - November 19, 2022	733,951	24.75	733,951	403.9
November 20, 2022 - December 31, 2022	2,959,593	25.81	2,209,593	327.5
Total	3,693,544	$25.61	2,943,544	$327.5

During the fiscal year ended December 31, 2022, we purchased a total of 5,920,744 shares for a total of $172.5 million. As of February 22, 2023, we had approximately $327.5 million remaining under the stock repurchase program approved by our Board.

Stock Performance Graph
The following graph sets forth the yearly percentage change in the cumulative total shareholder return on our common stock during the five fiscal years ended December 31, 2022, compared with the cumulative total returns of the S&P 500 Index and the S&P Retailing Index. The comparison assumes that $100 was invested in our common stock on May 1, 2017, and, in each of the foregoing indices on May 1, 2017, that dividends were reinvested. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	Year or Period Ended
	April 30, 2017	April 30, 2018	April 30, 2019	December 28, 2019	December 26, 2020	December 25, 2021	December 31, 2022
Franchise Group, Inc.	$100.00	77.86	57.97	137.21	169.25	323.62	160.68
S&P 500 Index	$100.00	123.56	152.66	167.91	191.23	244.90	198.97
S&P Retailing Index	$100.00	101.11	102.23	103.48	144.92	198.68	135.28

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
The discussion of our financial condition and results of operations for the years ended December 25, 2021 and December 26, 2020, included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) can be found in the Annual Report on Form 10-K for the fiscal year ended December 25, 2021 that was previously filed with the Securities and Exchange Commission (“SEC”) on February 23, 2022 (the “Form 10-K”).
Overview
We are an owner and operator of franchised and franchisable businesses that continually looks to grow our portfolio of brands while utilizing our operating and capital allocation philosophy to generate strong cash flows. We currently operate six reportable segments: Vitamin Shoppe, Pet Supplies Plus, Badcock, American Freight, Buddy’s and Sylvan.

Our Vitamin Shoppe segment is an omnichannel specialty retailer of vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products. Our Pet Supplies Plus segment is a leading franchisor and retailer of pet supplies and services. Our Badcock segment carries a complete line of furniture, appliances, bedding, electronics, home office equipment, accessories and seasonal items in a showroom format. Our American Freight segment is a retail chain offering in-store and online access to furniture, mattresses, new and out-of-box appliances and home accessories at discount prices. Our Buddy’s segment is a specialty retailer of high quality, name brand consumer electronic, residential furniture, appliances and household accessories through rent-to-own agreements. Our Sylvan segment is an established and growing franchisor of supplemental education for Pre-K-12 students and families.

Our revenue is primarily derived from merchandise sales, rental revenue, and service revenues comprised of royalties and other required fees from our franchisees, dealers and financing programs.
In evaluating our performance, management focuses on several metrics that we believe are key to our success:
•Net change in retail and franchise locations. The change in retail and franchise locations from year to year is a function of the opening of new locations, offset by locations that we or our franchisees close. Please see “Item 2. Properties” in this Annual Report for the number of locations as of December 31, 2022.
•Same-store or comparable store sales. The difference in revenue generated by the segment’s existing store locations over a certain period (often a fiscal week, month or quarter), compared to an identical period in the past, usually in the previous year. A segment’s store becomes a comparable store at the beginning of the fiscal period following the one-year anniversary of the store open date (or the beginning of the 13th fiscal period after the store opens). If a store relocates outside of the current trade area or defined territory, it is removed from the comparable store base and is treated as a new store. Online revenue is included in the overall segment comparable store sales calculation.
•Adjusted EBITDA. Management focuses on adjusted EBITDA as a measure of the cash flow from recurring operations from the businesses. Adjusted EBITDA represents net income (loss), before income taxes, interest expense, depreciation, amortization and certain other items.

Results of Operations

For the Year Ended December 31, 2022 as compared to the Year Ended December 25, 2021

The following table sets forth the results of our operations for the years ended December 31, 2022, and December 25, 2021:

	Fiscal Years Ended		Change
(In thousands)	12/31/2022	12/25/2021	$	%
Total revenues	$4,397,832	$3,255,204	$1,142,628	35.1%
Total operating expenses	4,176,625	3,028,853	1,147,772	37.9%
Income (loss) from operations	221,207	226,351	(5,144)	(2.3)%
Net income (loss) from continuing operations	(68,573)	191,966	(260,539)	(135.7)%
Net income (loss) from discontinued operations, net of tax	—	171,822	(171,822)	(100.0)%
Net income (loss) attributable to Franchise Group, Inc.	$(68,573)	$363,788	$(432,361)	(118.8)%
Revenues. The table below sets forth the components and changes in our revenue for the years ended December 31, 2022 and December 25, 2021:

	Fiscal Years Ended		Change
(In thousands)	12/31/2022	12/25/2021	$	%
Product	$3,832,291	$3,012,471	$819,820	27.2%
Service and other	535,961	209,103	326,858	156.3%
Rental	29,580	33,630	(4,050)	(12.0)%
Total revenue	$4,397,832	$3,255,204	$1,142,628	35.1%
Our total revenue increased by $1.1 billion, or 35%, in the year ended December 31, 2022 compared to the year ended December 25, 2021. This increase was primarily due to:

•A full year of revenue from the Badcock Acquisition, which increased revenue by $817.0 million;

•a $371.3 million revenue increase at our Pet Supplies Plus segment due to a full period of activity reported in the current period compared to the prior period, which began on the acquisition date of March 10, 2021, an increase in comparable store sales, and 81 additional franchisee stores;

•a $34.1 million increase in revenue at our Vitamin Shoppe segment primarily attributable to the additional week in fiscal 2022 and higher average transaction value; and

•a full year of revenue from the Sylvan Acquisition, which increased revenue by $32.7 million.

Of the increases noted above, $73.1 million was attributable to the additional week in fiscal 2022 compared with fiscal 2021. These increases were offset by a $105.4 million decrease in revenue at our American Freight segment and a $7.0 million decrease at our Buddy’s segment.

Operating expenses. The following table details the amounts and changes in our operating expenses for the years ended December 31, 2022 and December 25, 2021:

	Fiscal Years Ended		Change
(In thousands)	12/31/2022	12/25/2021	$	%
Cost of revenue:
Product	$2,485,934	$1,892,741	$593,193	31.3%
Service and other	36,340	16,506	19,834	120.2%
Rental	11,070	11,552	(482)	(4.2)%
Total cost of revenue	2,533,344	1,920,799	612,545	31.9%
Selling, general and administrative expenses	1,573,281	1,108,054	465,227	42.0%
Goodwill impairment	70,000	—	70,000	100.0%
Total operating expenses	$4,176,625	$3,028,853	$1,147,772	37.9%

Total operating expenses increased $1.1 billion, or 38%, in the year ended December 31, 2022 compared to the year ended December 25, 2021. This increase was primarily due to:

•the Badcock Acquisition, which increased operating expenses by $710.6 million;

•the corresponding increased sales and inclusion of full period results from Pet Supplies Plus in the current period, which increased operating expenses by $331.7 million;

•Vitamin Shoppe segment’s increase in operating expenses of $31.3 million primarily due to a corresponding increase in sales for the period; and

•operating expenses at our American Freight segment increased $40.7 million primarily due to a $70.0 million non-cash goodwill impairment charge partially offset by a $28.5 million decrease in selling, general, and administrative expenses.

Non-operating expense. The following table sets forth certain information regarding our non-operating income (expense) for the years ended December 31, 2022 and December 25, 2021:

	Fiscal Years Ended		Change (Fiscal 2022 vs. Fiscal 2021)
(In thousands)	12/31/2022	12/25/2021	$	%
Bargain purchase gain	$3,514	$132,559	$(129,045)	(97.3)%
Gain on sale-leaseback transactions	59,772	—	59,772	100.0%
Other	(21,929)	(67,368)	45,439	(67.4)%
Interest expense, net	(339,982)	(133,114)	(206,868)	155.4%
Non-operating (expense)	$(298,625)	$(67,923)	$(230,702)	339.7%

Non-operating expense increased $230.7 million due to the following:

•In the prior year, a $132.0 million bargain purchase gain was recorded from the Badcock Acquisition. During the year ended December 31, 2022, preliminary estimates were finalized, resulting in $3.5 million of bargain purchase gain in the current year;

•Gain on sale-leaseback transactions of $59.8 million in the current year as the Company’s Badcock segment entered into sale-leaseback transactions for a number of its retail locations, distribution centers and corporate headquarters, resulting in a net gain of $59.8 million.

•Other expenses decreased $45.4 million for the year ended December 31, 2022, primarily due to a prepayment penalty in the prior period of $36.7 million from the repayment of the Franchise Group New Holdco Term Loan and ABL Term Loan and a $8.1 million increase in the loss related to our investment in NextPoint (as defined herein) compared to the prior period; and

•Interest expense, net increased by $206.9 million due to an increase of $220.5 million of interest expense related to the Badcock securitized receivables portfolio and $14.1 million in additional interest expense on the First and Second Lien Term Loans and revolving credit facility (the “ABL Revolver”), offset by a decrease of $31.2 million of amortized deferred financing costs for the year ended December 31, 2022 compared to the prior year period.

Income Taxes. The following table sets forth certain information regarding our income taxes for the years ended December 31, 2022 and December 25, 2021:

	Fiscal Years Ended		Change
(In thousands)	12/31/2022	12/25/2021	$	%
Gain (loss) before income taxes	$(77,418)	$158,428	$(235,846)	(149)%
Income tax expense (benefit)	(8,845)	(33,538)	24,693	(74)%
Effective tax rate	11.4%	(21.2)%

The increase in the effective tax rate from (21.2)% to 11.4% for the year ended December 31, 2022 compared to the year ended December 25, 2021 is primarily due to a $14.7 million impairment of goodwill that is permanently disallowed for tax purposes. In addition, the Company released $6.8 million of a valuation allowance in the current year compared to release of $45.2 million in the prior year, on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized. The bargain purchase gain recorded in the Badcock Acquisition in the prior year was disregarded for tax purposes, which resulted in a permanent benefit.

Net Income. In the year ended December 31, 2022, we had net loss from continuing operations of $(68.6) million compared to net income of $192.0 million in the year ended December 25, 2021 due to the fluctuations noted above.

Segment Information

Our operations are conducted in six reporting business segments: Vitamin Shoppe, Pet Supplies Plus, Badcock, American Freight, Buddy’s, and Sylvan. We define our segments as those operations whose results our Chief Operating Decision Maker regularly reviews to analyze performance and allocate resources. Because the Sylvan Acquisition and Badcock Acquisition occurred in the fourth quarter of the year ended December 25, 2021, comparable information is not available; therefore, Sylvan and Badcock segment information is not provided.

Vitamin Shoppe

The following table summarizes the operating results of our Vitamin Shoppe segment for the years ended December 31, 2022 and December 25, 2021:

	Fiscal Years Ended		Change
(In thousands)	12/31/2022	12/25/2021	$	%
Total revenues	$1,206,824	$1,172,725	$34,099	2.9%
Operating expenses	1,100,035	1,068,721	31,314	2.9%
Operating income (loss)	$106,789	$104,004	$2,785	2.7%

Total revenue for our Vitamin Shoppe segment increased $34.1 million, or 2.9%, for the year ended December 31, 2022 compared to the year ended December 25, 2021. The increase was attributable to higher average transaction values and $19.5 million from the additional week in fiscal 2022.

Operating expenses for the Vitamin Shoppe segment increased $31.3 million, or 2.9%, for the year ended December 31, 2022 as compared to the year ended December 25, 2021. The increase in operating expenses was primarily driven by:

•a $28.9 million increase in cost of revenue correlated to the revenue growth noted above;

•Gross profit decreased approximately eighty-five basis points to 44.4% compared to 45.2% in the prior year due to increased transportation and fuel costs and higher sales for sports nutrition products, which have lower merchandise margins; and

•a $6.4 million increase in rent and utility expenses offset by a $4.1 million decrease in depreciation expense primarily due to accelerated depreciation related to vacant office space in fiscal year 2021.

Pet Supplies Plus

The following table summarizes the operating results of our Pet Supplies Plus segment for the years ended December 31, 2022 and December 25, 2021:

	Fiscal Years Ended		Change
(In thousands)	12/31/2022	12/25/2021	$	%
Total revenues	$1,288,724	$917,439	$371,285	40.5%
Operating expenses	1,207,496	875,785	331,711	37.9%
Operating income (loss)	$81,228	$41,654	$39,574	95.0%

Total revenue for our Pet Supplies Plus segment increased $371.3 million, or 40.5%, for the year ended December 31, 2022 compared to the year ended December 25, 2021. The increase in revenue was driven by:

•The Pet Supplies Plus Acquisition occurring on March 10, 2021, resulting in a $203.1 million increase as the prior period did not include a full year's results;

•a $23.3 million increase due to the additional week in fiscal 2022 compared with fiscal 2021;

•a $10.5 million increase in grooming and dog wash revenue compared to the prior year;

•an increase in product revenue due to positive comparable store sales; and

•an increase in wholesale and royalty revenue attributable to a net increase of 81 franchisee stores during fiscal year 2022.

Operating expenses for the Pet Supplies Plus segment increased $331.7 million, or 37.9%, for the year ended December 31, 2022 compared to the year ended December 25, 2021. The increase in operating expenses was primarily due to the Pet Supplies Plus Acquisition occurring on March 10, 2021, resulting in the prior period not including a full year’s results. Additionally, $20.0 million of the increase was attributable to the additional week in fiscal 2022 compared with fiscal 2021.

American Freight

The following table summarizes the operating results of our American Freight segment for the years ended December 31, 2022 and December 25, 2021:

	Fiscal Years Ended		Change
(In thousands)	12/31/2022	12/25/2021	$	%
Total revenues	$883,484	$988,892	$(105,408)	(10.7)%
Operating expenses	963,008	922,351	40,657	4.4%
Operating income (loss)	$(79,524)	$66,541	$(146,065)	(219.5)%

Total revenue for our American Freight segment decreased $105.4 million, or (10.7)%, for the year ended December 31, 2022 compared to the year ended December 25, 2021. The decrease in revenue was attributable to lower demand for large discretionary spending due to high inflation and reduced government stimulus programs which was nominally offset by a revenue increase of $15.3 million from the additional week in fiscal 2022.

Operating expenses for the American Freight segment increased $40.7 million, or 4.4%, for the year ended December 31, 2022 compared to the year ended December 25, 2021. The increase in operating expenses was primarily due to a $70.0 million non-cash goodwill impairment charge partially offset by lower cost of revenue, variable compensation and reduced advertising expenditures.

Buddy’s

The following table summarizes the operating results of our Buddy’s segment for the years ended December 31, 2022 and December 25, 2021:

	Fiscal Years Ended		Change
(In thousands)	12/31/2022	12/25/2021	$	%
Total revenues	$57,407	$64,409	$(7,002)	(10.9)%
Operating expenses	44,887	47,724	(2,837)	(5.9)%
Operating income (loss)	$12,520	$16,685	$(4,165)	(25.0)%

Total revenue for our Buddy’s segment decreased $7.0 million, or (10.9)%, for the year ended December 31, 2022 compared to the year ended December 25, 2021. The decrease in revenue was primarily attributable to the refranchising of eight Company-owned stores on August 25, 2021 partially offset by $1.0 million in revenue from the additional week in fiscal 2022.

Operating expenses for the Buddy’s segment decreased $2.8 million, or (5.9)%, for the year ended December 31, 2022 compared to the year ended December 25, 2021. The decrease in operating expenses was primarily due to the refranchising of eight Company-owned stores on August 25, 2021.

Adjusted EBITDA.

To provide additional information regarding our financial results, we have disclosed Adjusted EBITDA in the table below and within this Annual Report. Adjusted EBITDA represents net income (loss), before income taxes, interest expense, depreciation and amortization, and certain other items specified below. We have provided a reconciliation below of Adjusted EBITDA to net income (loss) from continuing operations, the most directly comparable GAAP financial measure.

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

The following table presents a reconciliation of Adjusted EBITDA for the fiscal years ended December 31, 2022 and December 25, 2021.

	Fiscal Years Ended
(In thousands)	12/31/2022	12/25/2021
Net income (loss) from continuing operations	$(68,573)	$191,966
Add back:
Interest expense	339,982	133,114
Income tax benefit	(8,845)	(33,538)
Depreciation and amortization charges	81,942	69,086
Total Adjustments	413,079	168,662
EBITDA	344,506	360,628
Adjustments to EBITDA
Executive severance and related costs	1,890	302
Stock-based and long term executive compensation	21,422	14,956
Litigation costs and settlements	526	(1,130)
Corporate compliance costs	608	2,172
Store closures	1,342	2,429
Securitized accounts receivable interest income	(192,920)	—
Securitized accounts receivable bad debt reserve	144,402	—
W.S. Badcock financing operations	(7,841)	(19,919)
Prepayment penalty on early debt repayment	—	36,726
Right-of-use asset and long-term asset impairment	3,422	2,948
Goodwill impairment	70,000	—
Integration costs	(2,274)	16,655
Gain on sale-leaseback and owned properties, net	(61,548)	—
Divestiture costs	4,079	515
Acquisition costs	6,267	22,878
Loss on investment in equity securities	23,671	31,773
Acquisition bargain purchase gain	(3,514)	(132,559)
Total Adjustments to EBITDA	9,532	(22,254)
Adjusted EBITDA	$354,038	$338,374

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

Subsequent to December 31, 2022, several transactions and events occurred that will or have the potential to affect our liquidity and capital resources in future periods. For more information, refer to “Note 17 - Subsequent Events”, to the Consolidated Financial Statements in Item 8.

Sources and uses of cash

Operating activities

Net cash provided by operating activities decreased $143.4 million in fiscal 2022 compared to fiscal 2021 due to a net $90.6 million decrease in accounts receivable and securitized accounts receivable and a $17.0 million decrease in accounts payable and accrued expenses due to the timing of payments. These were partially offset by a $73.8 million increase in interest payable, a $13.9 million increase in cash net income and a $56.7 million decrease in cash used for inventory in the current year. Cash net income represents net income adjusted for non-cash or non-operating activities such as gain on bargain purchases, gains on the sale of Company assets, depreciation and amortization, deferred financing cost amortization and the change in fair value of investments.
Investing activities

Net cash provided by (used in) investing activities increased $1,129.9 million in fiscal 2022 compared to fiscal 2021. This increase was primarily driven by a $1,060.0 million reduction of cash used for acquisitions and an increase of $260.7 million of proceeds from the sale of property, plant, and equipment. These increases for fiscal year 2022 were partially offset by $179.5 million in cash received from divestitures in the prior year.

Financing activities

Net cash provided by financing activities decreased $1,339.9 million in fiscal 2022 compared to fiscal 2021. The decrease was due to a $1,462.7 million decrease in proceeds from the issuance of debt, a $392.6 million net increase in repayments of and proceeds from secured debt obligations, a $172.5 million increase in payments for share repurchases, a $79.5 million decrease in proceeds from the issuance of preferred stock, and an increase of $44.5 million for dividends paid. The decreases in cash provided by financing activities were partially offset by a $720.0 million reduction in repayments of long-term obligations and a $101.3 million reduction of payments for debt issuance costs and penalty prepayment.

Contractual Obligations

The following tables summarize our contractual obligations as of December 31, 2022:

	Contractual Obligations
(in thousands)	Total	Interest	2023	2024	2025	2026	2027	Thereafter
Lease Financing
Finance lease liabilities	$11,055	$926	$3,300	$2,827	$2,602	$1,997	$1,255	$—
Operating lease liabilities	899,993	151,806	227,700	197,095	154,809	123,037	91,038	258,120
Long-Term Obligations
Debt secured by accounts receivable	447,469	—	340,021	107,448	—	—	—	—
Term Loans and other debt	1,105,262	—	1,145	4,660	337	1,099,120	—	—
ABL Revolver	295,000	—	—	—	295,000	—	—	—
Total Obligations	$1,847,731	$—	$341,166	$112,108	$295,337	$1,099,120	$—	$—

	Commitments
(in thousands)	Total	Expiring in 2023	Expiring in 2024	Expiring in 2025	Expiring in 2026	Expiring in 2027	Thereafter
Guarantees	$30,242	$5,860	$5,325	$4,757	$4,343	$3,312	$6,645
Purchase obligations	88,446	40,917	14,559	6,221	4,550	4,358	17,841
Total commitments	$118,688	$46,777	$19,884	$10,978	$8,893	$7,670	$24,486
For more information on our long-term obligations, refer to “Note 10 - Long-Term Obligations”, to the Consolidated Financial Statements in Item 8.
Lease financing

Operating lease obligations. Refer to “Note 9 - Leases”, to the Consolidated Financial Statements in Item 8 for information on our operating leases. The obligation above includes amounts for leases that were signed prior to December 31, 2022 for stores that were not yet open on December 31, 2022.

Other factors affecting our liquidity

Tax Receivable Agreement. We may be required to make payments under the Tax Receivable Agreement (“TRA Payments”) to the former owners of Buddy’s (the “Buddy’s Members”). As of December 31, 2022, we had TRA Payments due to the Buddy’s Members of $15.4 million. Refer to “Note 13 - Income Taxes”, to the Consolidated Financial Statements in Item 8 for more information on the Tax Receivable Agreement.

Dividends. On February 24, 2023, our Board approved quarterly cash dividends to common stockholders of $0.625 per share and preferred stockholders of $0.46875 per share. The cash dividends will be paid on or about April 14, 2023 to holders of record of the Company’s common stock and preferred stock on the close of business on March 31, 2023. The payment of dividends is at the discretion of our Board and depends, among other things, on our earnings, capital requirements, and financial condition. Our ability to pay dividends is also subject to compliance with financial covenants that are contained in our credit facility and may be restricted by any future indebtedness that we incur or issuances of our preferred stock. In addition, applicable law requires our Board to determine that we have adequate surplus prior to the declaration of dividends. We cannot provide an assurance that we will pay dividends at any specific level or at all.

Off Balance Sheet Arrangements

The Company remains secondarily liable under various real estate leases that were assigned to franchisees who acquired stores from the Company. In the event of the failure of an acquirer to pay lease payments, the Company could be obligated to pay the remaining lease payments which extend through 2033 and aggregated $30.2 million as of December 31, 2022. If the Company is required to make payments under these guarantees, the Company could seek to recover those amounts from the franchisees or in some cases their affiliates. The Company believes that payment by the Company under these guarantees is remote as of December 31, 2022.

Interest Rate Risk

We are exposed to various types of market risk in the normal course of our business, including the impact of interest rate changes. We may enter into interest rate swaps to manage exposure to interest rate changes. We do not enter into derivative instruments for any purpose other than cash flow hedging and we do not hold derivative instruments for trading purposes.

Long-term Debt. We utilize short-term and long-term financing to manage our overall interest expense related to our existing variable-rate debt, as well as to hedge the variability in cash flows due to changes in benchmark interest rates related to anticipated debt issuances. Refer to “Note 10 - Long-Term Obligations” to the Consolidated Financial Statements in Item 8 for further details of the components of our long-term debt as of December 31, 2022.

		Changes in Fair Value
	Fair Value (In thousands)	10 Basis Point Increase in Underlying Rate	10 Basis Point Decrease in Underlying Rate
Long-term debt	$1,847,731	$1,848	$(1,848)

Critical Accounting Policies and Estimates

The preparation of financial statements requires the application of certain accounting policies that require the use of estimates. Certain of our estimates require a high level of judgment and have the potential to have a material effect on the financial statements if actual results vary significantly from those estimates. A description of what we consider to be our most significant critical accounting policies follows.

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

Business Combinations-Purchase Price Allocation. For acquisitions which meet the definition of a business combination in accordance with Accounting Standards Codification (“ASC”) 805, we allocate the purchase price to the various tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. The excess of the purchase price over the fair values of the assets acquired and liabilities assumed represents goodwill derived from the acquisition. The amount by which the net fair value of assets acquired and liabilities assumed exceeds the fair value of consideration transferred as the purchase price is recorded as a bargain purchase gain. Determining the fair value of certain assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions, which are inherently uncertain. Many of the estimates and assumptions used to determine fair values, such as those used for intangible assets are made based on forecasted information and discount rates. In addition, the judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations. Refer to “Note 2 - Acquisitions” to the Consolidated Financial Statements in Item 8 for additional information.

Goodwill and Non-amortizing Intangible Assets. Goodwill and non-amortizing intangible assets are initially recorded at their fair values. These assets are not amortized but are evaluated as of the end of July of each fiscal year, and a more frequent evaluation is performed if an event occurs or circumstances change that would more likely than not reduce the assets’ fair values below their carrying values. Such events or circumstances could include, but are not limited to, significant negative industry or economic trends, unanticipated changes in the competitive environment and a significant sustained decline in the market price of our stock.

For goodwill, the Company performs a qualitative and/or quantitative assessment to determine whether it is more likely than not that each reporting unit’s fair value is less than its carrying value, including goodwill. If the Company determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, the Company then estimates the fair value. The Company uses a weighted average of values determined from an income approach and a market approach to estimate the fair value of its reporting units and recognizes goodwill impairment for any excess of the carrying amount of a reporting unit’s goodwill over its estimated fair value.

For non-amortizing intangible assets, the Company evaluates its tradenames for impairment by comparing the fair value, based on an income approach using the relief-from-royalty method, to its carrying value. If the carrying value of the asset exceeds its estimated fair value, an impairment loss is recognized in an amount equal to that excess. The Company’s reporting units are determined in accordance with the provisions of ASC 350, “Intangibles - Goodwill and Other (Topic 350).”

Refer to “Note 7 - Goodwill and Intangible Assets” to the Consolidated Financial Statements in Item 8 for additional information.

Recently Issued Accounting Standards

Refer to “Note 1 - Organization and Significant Accounting Policies”, to the Consolidated Financial Statements in Item 8.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is incorporated by reference to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Franchise Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Franchise Group, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and December 25, 2021 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three fiscal years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 25, 2021 and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2023, expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Goodwill – American Freight Reporting Unit – Refer to Notes 1 and 7 to the financial statements

Critical Audit Matter Description

The Company performed a quantitative impairment evaluation of the goodwill for the American Freight reporting unit by comparing the estimated fair value of the reporting unit to its carrying value. The Company determined the fair value of the American Freight reporting unit using an income approach and a market approach. The determination of the fair value requires management to make significant estimates and assumptions related to projected cash flows, discount rates and growth rates. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The goodwill balance was $737.4 million as of December 31, 2022, of which $300.8 million was related to the American Freight reporting unit. The carrying value of the American Freight reporting unit exceeded its fair value as of the measurement date which resulted in a $70.0 million goodwill impairment.

Given the significant judgments made by management to estimate the fair value of the American Freight reporting unit, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to projected cash flows, discount rates and growth rates of the American Freight reporting unit required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the projected cash flows and growth rates (“forecasts”), and the selection of a discount rate for the American Freight reporting unit included the following, among others:

•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of American Freight, such as controls related to management’s forecasts and selection of the discount rate.

•We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.

•We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors and (3) forecasted information included in industry reports.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, (2) discount rate, and (3) market multiples by:

•Testing the source information underlying the determination of the discount rate and market multiples and the mathematical accuracy of the calculations.

•Developing a range of independent estimates and comparing those to the discount rate and market multiples selected by management.

/s/ Deloitte & Touche LLP

Richmond, Virginia
February 28, 2023

We have served as the Company’s auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Franchise Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Franchise Group, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fiscal year ended December 31, 2022, of the Company and our report dated February 28, 2023, expressed an unqualified opinion on those financial statements.

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

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company identified a material weakness in its controls over financial reporting involving the preparation of its Statement of Cash Flows. As a result of this deficiency, there was a misclassification of cash flows associated with interest payments on the Company’s secured borrowing resulting in an overstatement of cash flows provided by operating activities and an overstatement of cash flows used in financing activities for the three and six months ended March 26, 2022 and June 25, 2022, respectively, within its Statement of Cash Flows.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the fiscal year ended December 31, 2022, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Richmond, Virginia
February 28, 2023

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2022, December 25, 2021, and December 26, 2020

	Year Ended
(In thousands, except per share data)	12/31/2022	12/25/2021	12/26/2020
Revenues:
Product	$3,832,291	$3,012,471	$1,899,662
Service and other	535,961	209,103	65,798
Rental	29,580	33,630	64,267
Total revenues	4,397,832	3,255,204	2,029,727
Operating expenses:
Cost of revenue:
Product	2,485,934	1,892,741	1,136,054
Service and other	36,340	16,506	2,149
Rental	11,070	11,552	21,905
Total cost of revenue	2,533,344	1,920,799	1,160,108
Selling, general, and administrative expenses	1,573,281	1,108,054	817,108
Goodwill impairment	70,000	—	—
Total operating expenses	4,176,625	3,028,853	1,977,216
Income from operations	221,207	226,351	52,511
Other income (expense):
Bargain purchase gain	3,514	132,559	—
Gain on sale-leaseback transactions, net	59,772	—	—
Other, net	(21,929)	(67,368)	(5,294)
Interest expense, net	(339,982)	(133,114)	(96,774)
Income (loss) from continuing operations before income taxes	(77,418)	158,428	(49,557)
Income tax expense (benefit)	(8,845)	(33,538)	(60,501)
Income (loss) from continuing operations	(68,573)	191,966	10,944
Income (loss) from discontinued operations, net of tax	—	171,822	16,210
Net Income (Loss)	(68,573)	363,788	27,154
Less: Net (income) loss attributable to non-controlling interest	—	—	(2,090)
Net income (loss) attributable to Franchise Group, Inc.	$(68,573)	$363,788	$25,064

Amounts attributable to Franchise Group, Inc.:
Net income (loss) from continuing operations	$(68,573)	$191,966	$20,645
Net income (loss) from discontinued operations	—	171,822	4,419
Net income (loss) attributable to Franchise Group, Inc.	$(68,573)	$363,788	$25,064

Income (loss) per share from continuing operations:
Basic	$(1.96)	$4.56	$0.57
Diluted	(1.96)	4.48	0.57

Net income (loss) per share:
Basic	$(1.96)	$8.83	$0.70
Diluted	(1.96)	8.67	0.70

Weighted-average shares outstanding:
Basic	39,309,855	40,199,681	34,531,362
Diluted	39,309,855	40,964,182	34,971,935
See accompanying notes to consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2022, December 25, 2021, and December 26, 2020

(In thousands)	Year Ended
	12/31/2022	12/25/2021	12/26/2020
Net income (loss)	$(68,573)	$363,788	$27,154
Other comprehensive income (loss)
Foreign currency translation adjustment	—	381	242
Unrealized (loss) gain on interest rate swap agreement, net of taxes of $0, $13, and ($24), respectively	—	45	(103)
Reclassification of unrealized loss on interest rate swap agreement and foreign currency translation adjustments realized upon disposal of business	—	973	—
Other comprehensive income (loss)	—	1,399	139
Comprehensive income (loss)	(68,573)	365,187	27,293
Less: comprehensive (income) loss attributable to non-controlling interest	—	—	(1,915)
Comprehensive income (loss) attributable to Franchise Group, Inc.	$(68,573)	$365,187	$25,378

See accompanying notes to consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2022 and December 25, 2021

(In thousands, except share count and per share data)	12/31/2022	12/25/2021
Assets
Current assets:
Cash and cash equivalents	$80,783	$292,714
Current receivables, net	170,162	118,698
Current securitized receivables, net	292,913	369,567
Inventories, net	736,841	673,170
Current assets held for sale	8,528	—
Other current assets	27,272	24,063
Total current assets	1,316,499	1,478,212
Property, plant, and equipment, net	223,718	449,886
Non-current receivables, net	11,735	11,755
Non-current securitized receivables, net	39,527	47,252
Goodwill	737,402	806,536
Intangible assets, net	116,799	127,951
Tradenames	222,703	222,687
Operating lease right-of-use assets	890,949	714,741
Investment in equity securities	11,587	35,249
Other non-current assets	59,493	18,902
Total assets	$3,630,412	$3,913,171
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term obligations, net	$6,935	$183,924
Current installments of debt secured by accounts receivable, net	340,021	302,246
Current operating lease liabilities	179,519	173,101
Accounts payable and accrued expenses	376,895	410,552
Other current liabilities	40,541	50,833
Total current liabilities	943,911	1,120,656
Long-term obligations, net, excluding current installments	1,374,479	1,278,469
Non-current debt secured by accounts receivable, net	107,448	105,256
Non-current operating lease liabilities	720,474	557,071
Other non-current liabilities	62,720	88,888
Total liabilities	3,209,032	3,150,340
Stockholders’ equity:
Common stock, $0.01 par value per share, 180,000,000 and 180,000,000 shares authorized, 34,925,773 and 40,296,688 shares issued and outstanding at December 31, 2022 and December 25, 2021, respectively	349	403
Preferred stock, $0.01 par value per share, 20,000,000 and 20,000,000 shares authorized, 4,541,125 and 4,541,125 shares issued and outstanding at December 31, 2022 and December 25, 2021, respectively	45	45
Additional paid-in capital	311,069	475,396
Retained earnings	109,917	286,987
Total equity	421,380	762,831
Total liabilities and equity	$3,630,412	$3,913,171
See accompanying notes to consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity
Year Ended December 31, 2022

(In thousands)	Shares	Common stock	Shares	Preferred stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Total Franchise Group Equity
Balance at December 25, 2021	40,297	$403	4,541	$45	$475,396	$—	$286,987	$762,831
Net income	—	—	—	—	—	—	(68,573)	(68,573)
Exercise of stock options	41	1	—	—	(311)	—	—	(310)
Stock-based compensation, net	509	5	—	—	8,379	—	—	8,384
Common dividend declared ($2.50 per share)	—	—	—	—	—	—	(99,983)	(99,983)
Preferred dividend declared ($1.88 per share)	—	—	—	—	—	—	(8,514)	(8,514)
Repurchase of common stock	(5,921)	(60)	0	0	(172,395)	—	0	(172,455)
Balance at December 31, 2022	34,926	$349	4,541	$45	$311,069	$—	$109,917	$421,380

Consolidated Statement of Stockholders’ Equity
Year Ended December 25, 2021

(In thousands)	Shares	Common stock	Shares	Preferred stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Total Franchise Group Equity
Balance at December 26, 2020	40,092	$401	1,250	$13	$382,383	$(1,399)	$3,769	$385,167
Net income	—	—	—	—	—	—	363,788	363,788
Total other comprehensive income	—	—	—	—	—	1,399	—	1,399
Exercise of stock options	60	1	—	—	663	—	—	664
Stock-based compensation, net	145	1	—	—	12,840	—	—	12,841
Issuance of Series A Preferred Stock	—	—	3,291	32	79,510	—	—	79,542
Common dividend declared ($1.750 per share)	—	—	—	—	—	—	(72,055)	(72,055)
Preferred dividend declared ($1.875 per share)	—	—	—	—	—	—	(8,515)	(8,515)
Balance at December 25, 2021	40,297	$403	4,541	$45	$475,396	$—	$286,987	$762,831

See accompanying notes to consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity
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

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2022, December 25, 2021, and December 26, 2020

	Year Ended
(In thousands)	12/31/2022	12/25/2021	12/26/2020
Operating Activities
Net income (loss)	$(68,573)	$363,788	$27,154
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts for accounts receivable	136,978	8,878	5,930
Goodwill impairment	70,000	—	—
Depreciation, amortization, and impairment charges	85,363	72,765	62,543
Amortization of deferred financing costs	17,327	48,552	30,635
Amortization of secured debt discount	103,207	4,413	—
Stock-based compensation expense	15,082	13,696	9,484
Gain on sale-leaseback, bargain purchases, and sales of Company-owned stores, net	(66,078)	(137,747)	(4,133)
Prepayment penalty for early debt extinguishment	—	36,726	—
Gain on divestiture of Liberty Tax	—	(188,092)	—
Change in fair value of investment	23,662	31,773	—
Deferred income taxes	(74,208)	709	1,092
Other, net	577	1,749	85
Change in
Accounts, notes, and interest receivable	(58,814)	(10,396)	(19,811)
Securitized accounts receivable	(50,359)	(8,147)	—
Income taxes receivable	4,117	(20,191)	(8,059)
Other assets	(3,804)	12,939	(5,573)
Interest payable for secured debt	(70,667)	3,089	—
Accounts payable and accrued expenses	(29,177)	(12,215)	23,927
Inventory	(64,663)	(121,393)	97,681
Deferred revenue	(7,396)	5,073	20,537
Net cash provided by (used in) operating activities	(37,426)	105,969	241,492
Investing Activities
Purchases of property, plant, and equipment	(53,984)	(48,045)	(41,518)
Proceeds from sale of property, plant, and equipment	273,605	12,872	37,573
Acquisition of business, net of cash and restricted cash acquired	(3,843)	(1,063,811)	(353,423)
Divestiture of business, net of cash and restricted cash sold	—	179,471	—
Issuance of operating loans to franchisees	—	(17,749)	(34,136)
Payments received on operating loans to franchisees	—	23,103	50,291
Net cash provided by (used in) investing activities	215,778	(914,159)	(341,213)
Financing Activities
Dividends paid	(111,728)	(67,234)	(29,350)
Issuance of long-term debt and other obligations	439,000	1,901,724	770,665
Repayment of long-term debt and other obligations	(541,406)	(1,261,455)	(741,100)
Proceeds from secured debt obligations	382,133	400,000	—
Repayment of secured debt obligations	(374,706)	—	—
Issuance of common stock	—	—	198,004
Issuance of preferred stock	—	79,542	29,482
Payments for repurchase of common stock	(172,455)	—	—
Principal payments of finance lease obligations	(2,673)	—	(4,716)
Payment for debt issue costs and prepayment penalty on extinguishment	(1,339)	(102,652)	(16,865)
Cash paid for taxes on exercises/vesting of stock-based compensation	(7,010)	(191)	33
Net cash provided by (used in) financing activities	(390,184)	949,734	206,153
Effect of exchange rate changes on cash, net	—	36	(76)
Net increase in cash and cash equivalents and restricted cash	(211,832)	141,580	106,356
Cash, cash equivalents and restricted cash at beginning of year	293,082	151,502	45,146
Cash, cash equivalents and restricted cash at end of year	$81,250	$293,082	$151,502
See accompanying notes to consolidated financial statements.

	Supplemental Cash Flow Disclosure
	Year Ended
(In thousands)	12/31/2022	12/25/2021	12/26/2020
Cash paid for taxes, net of refunds	$65,796	$42,154	$1,858
Cash paid for interest	81,158	91,623	49,825
Cash paid for interest on secured debt	91,994	—	—
Accrued capital expenditures	3,401	3,445	5,025
Non-cash proceeds from divestiture of Liberty Tax	—	74,073	—
Deferred financing costs from issuance of common stock	—	—	31,013
Capital expenditures funded by finance lease liabilities	7,333	756	—
Tax receivable agreement included in other long-term liabilities	—	504	16,775

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows.

(In thousands)	12/31/2022	12/25/2021
Cash and cash equivalents	$80,783	$292,714
Restricted cash included in other non-current assets	467	368
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$81,250	$293,082

Amounts included in other non-current assets represent those required to be set aside by a contractual agreement with an insurer for the payment of specific workers’ compensation claims.

See accompanying notes to consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1) Organization and Significant Accounting Policies

Description of Business. Franchise Group, Inc. (the “Company”) is an owner and operator of franchised and franchisable businesses that continually looks to grow its portfolio of brands while utilizing its operating and capital allocation philosophies to generate strong cash flows. The Company has a diversified and growing portfolio of highly recognized brands.

Acquisitions. For a complete description of the Company’s acquisitions, refer to “Note 2 - Acquisitions”. On March 10, 2021, the Company completed its acquisition of Pet Supplies Plus for an aggregate purchase price of $451.3 million. On September 27, 2021, the Company completed its acquisition of Sylvan Learning (“Sylvan”) for an aggregate purchase price of $82.9 million. On November 22, 2021, the Company completed its acquisition of Badcock Home Furniture & more (“Badcock”) for an aggregate purchase price of $548.8 million.

The assets acquired and the liabilities assumed in the acquisitions above are recorded at fair value in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations.” Acquisition-related costs are expensed as incurred. The purchase price is allocated to the various tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. In the case where there is an excess of aggregate net fair value of assets acquired and liabilities assumed over the fair value of consideration transferred, the purchase price will be recorded as a bargain purchase gain. Determining the fair value of certain assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions, which are inherently uncertain. Many of the estimates and assumptions used to determine fair values, such as those used for intangible assets are made based on forecasted information and discount rates. In addition, the judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations.

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

Divestitures. On July 2, 2021, the Company completed the sale of its Liberty Tax business to NextPoint Acquisition Corp. (“NextPoint”), as described in “Note 3 - Divestitures”.

Segment Information. The Company currently operates in six reportable segments: Vitamin Shoppe, Pet Supplies Plus, Badcock, American Freight, Buddy’s and Sylvan.

The Vitamin Shoppe segment is an omnichannel specialty retailer and wellness lifestyle company with the mission of providing customers with the most trusted products, guidance and services to help them become their best selves, however they define it. Vitamin Shoppe offers one of the largest varieties of products among vitamin, mineral and supplement retailers. The broad product offering enables Vitamin Shoppe to provide customers with a depth of selection of products that may not be readily available at other specialty retailers or mass merchants, such as discount stores, supermarkets, drug stores and wholesale clubs. Vitamin Shoppe continues to focus on improving the customer experience through the roll-out of initiatives including increasing customer engagement and personalization, enhancing the omnichannel experience (including in stores, online and on mobile devices), growing private brands and improving the effectiveness of pricing and promotions.

The Pet Supplies Plus segment is a leading omnichannel retail chain and franchisor of pet supplies and services. Pet Supplies Plus has a diversified revenue model comprised of Company-owned store revenue, franchise royalties and revenue generated by the wholesale distribution of products to its franchisees. Pet Supplies Plus offers a curated selection of premium brands, proprietary private labels and specialty products with retail price parity with online players. Additionally, Pet Supplies Plus offers grooming, pet wash and other services in most of its locations. On February 22, 2022, Pet Supplies Plus completed its acquisition of Wag N’ Wash, an emerging grooming, pet-wash and natural pet food franchise. Wag N’ Wash is primarily focused on dogs, has a store footprint that is substantially smaller than a Pet Supplies Plus location and is operated by the Pet Supplies Plus management.

The Badcock segment is a retailer of furniture, appliances, bedding, electronics, home office equipment, accessories and seasonal items in a showroom format. Additionally, Badcock offers multiple and flexible payment solutions and credit

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
options through third parties and its consumer financing services. The Company is in the process of moving the financing business fully to a third-party provider.

The American Freight segment is a retail chain offering in-store and online access to furniture, mattresses, new and out-of-box home appliances and home accessories at discount prices. American Freight buys direct from manufacturers and sells direct in warehouse-style stores. By cutting out the middleman and keeping its overhead costs low, American Freight can offer quality products at low prices. The American Freight segment provides customers with multiple payment options including third-party financing providing access to high-quality products and brand name appliances that may otherwise remain aspirational to some of its customers. American Freight also serves as a liquidation channel for major appliance vendors. American Freight operates specialty distribution centers that test every out-of-box appliance before it is offered for sale to customers. Customers typically are covered by the original manufacturer’s warranty and are offered the opportunity to purchase a full suite of extended-service plans and services.

The Buddy’s segment is a specialty retailer of high quality, name brand consumer electronic, residential furniture, appliances and household accessories through rent-to-own agreements. The rental transaction allows customers the opportunity to benefit from the use of high-quality products under flexible rental purchase agreements without long-term obligations.

The Sylvan segment is an established and growing franchisor of supplemental education for Pre-K-12 students and families. Sylvan addresses the full range of student needs with a broad variety of academic curriculums delivered in an omnichannel format. The Sylvan platform provides franchisees with the ability to provide a range of supplemental educational services, including on premises, virtually, at a satellite location, and in the home.

Principles of Consolidation. The audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The Company consolidates any entities in which it has a controlling interest, the usual condition of which is ownership of a majority voting interest. Prior to April 1, 2020, the Company reported a non-controlling interest representing the economic interest in Franchise Group New Holdco, LLC (“New Holdco”) held by the former equity holders of Buddy’s (the “Buddy’s Members”). As of April 1, 2020, the Company redeemed all outstanding New Holdco units for shares of common stock of the Company and now has a 100% interest in New Holdco. Refer to “Note 11 - Stockholders’ Equity” for more information on the non-controlling interest.
The Company does not possess any ownership interests in franchisee entities; however, the Company may provide financial support to franchisee entities. Because the Company’s franchise arrangements provide franchisee entities the power to direct the activities that most significantly impact their economic performance, the Company does not consider itself the primary beneficiary of any such entity that meets the definition of a variable interest entity (“VIE”). The primary beneficiary is the entity that possesses the power to direct the activities of the VIE that most significantly impact its economic performance and has the obligation to absorb losses or the right to receive benefits from the VIE that are significant to it. Based on the results of management’s analysis of potential VIEs, the Company has not consolidated any franchisee entities. The Company’s maximum exposure to loss resulting from involvement with potential VIEs is attributable to accounts and notes receivables and future lease payments due from franchisees. When the Company does not have a controlling interest in an entity but has the ability to exert significant influence over the entity, the Company applies the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year End. For the years ended December 25, 2021 and December 26, 2020, our fiscal year ended on the Saturday in December closest to December 31st. On February 22, 2022, our Board of Directors (“Board”) approved a change in our fiscal year-end from the last Saturday in December closest to December 31st to the Saturday in December or January, whichever is closest to December 31st. Fiscal year 2022 ended on December 31, 2022 and included 53 weeks, with the 53rd week falling in the fourth fiscal quarter, and fiscal years 2021 and 2020 included 52 weeks.
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

Basis of Presentation. Revenues have been classified into product, service and other and rental revenues as further discussed in “Note 8 - Revenue.” Costs of sales for product includes the cost of merchandise, transportation and warehousing costs. Service and other costs of sales include the direct costs of warranties. Rental cost of sales represents the amortization of inventory costs over the leased term. Other operating expenses, including employee costs, depreciation and amortization, and advertising expenses have been classified in selling, general and administrative expenses. For the years ended December 31, 2022, December 25, 2021 and December 26, 2020, total advertising expense was $98.1 million, $74.1 million, and $52.8 million, respectively. The Company also includes occupancy costs in selling, general and administrative expenses.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Cash and Cash Equivalents. The Company considers all highly liquid instruments with maturities of three months or less at the time of purchase, as well as credit card receivables for sales to customers in its Company-owned stores that generally settle within two to five business days, to be cash equivalents. The Company maintains cash and cash equivalent balances with financial institutions that exceed federally-insured limits. The Company has not experienced any losses related to these balances, and the Company believes credit risk to be minimal.
Securitization of Receivables. Sales of beneficial interests in customer revolving lines of credit are recorded as cash and an equivalent amount is recorded as “Debt secured by accounts receivable, net” on the Company’s Consolidated Balance Sheets. The accounts receivable, which have been securitized, are recorded as “Securitized accounts receivable” on the Consolidated Balance Sheets. The net securitized accounts receivable on the balance sheet include the current and non-current portions, net of allowance for bad debt and an unamortized purchase discount recorded in purchase accounting related to the Badcock Acquisition.
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
Inventory for the Pet Supplies Plus segment is recorded at the lower of cost, determined on the average cost method or net realizable value for store inventories. Pet Supplies Plus includes freight and labor costs on products purchased from its distribution center in cost of products sold. Wholesale inventories are valued at the lower of cost (including freight), determined on the average cost method or net realizable value. Volume-based vendor allowances, rebates, and credits that relate to the Company’s store merchandising activities are applied to product cost and recognized in cost of goods sold as the related product is sold.

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

Inventory for the Buddy’s segment is recorded at cost, including shipping and handling fees. Upon purchase, merchandise is not initially depreciated until it is leased or three months after the purchase date. Non-leased merchandise is depreciated on a straight-line basis over a period of 24 months. Leased merchandise is depreciated over the lease term of the rental agreement and recorded in rental cost of revenue. On a weekly basis, all damaged, lost, stolen, or unsalable merchandise identified is written off. Maintenance and repairs of lease merchandise are charged to operations as incurred.

Receivables and Allowance for Doubtful Accounts. Notes and accounts receivable are due from the Company’s franchisees and are collateralized by the underlying franchise. The debtors’ ability to repay the receivables is dependent upon both the performance of the franchisee’s industry as a whole and the individual franchise. The adequacy of the allowance for doubtful accounts is assessed on a quarterly basis and adjusted as deemed necessary. Management believes the recorded allowance is adequate based upon its consideration of the estimated value of the franchises, which collateralize the receivables. Any adverse change in the individual franchisees’ areas could affect the Company’s estimate of the allowance.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Goodwill and Non-amortizing Intangible Assets. Goodwill and non-amortizing intangible assets, including the segments’ tradenames, are not amortized, but rather tested for impairment at least annually. In addition, goodwill and non-amortizing intangible assets will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company performs a qualitative and/or quantitative assessment to determine whether it is more likely than not that each reporting unit’s fair value is less than its carrying value, including goodwill. If the Company determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, the Company then estimates the fair value. The Company uses either a market multiple method or a discounted cash flow method to estimate the fair value of its reporting units and recognizes goodwill impairment for any excess of the carrying amount of a reporting unit’s goodwill over its estimated fair value. The Company evaluates the segments’ tradenames for impairment by comparing the fair value, based on an income approach using the relief-from-royalty method, to the carrying value. If the carrying value of the asset exceeds its estimated fair value, an impairment loss is recognized in an amount equal to that excess. The Company’s reporting units are determined in accordance with the provisions of ASC 350, “Intangibles – Goodwill and Other.” The Company performs its annual impairment testing of goodwill and non-amortizing intangible assets on the last day of the first month of the Company’s third quarter. Refer to “Note 7 – Goodwill and Intangible Assets” for additional information on these balances.

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

Property, Plant, and Equipment. Property, plant, and equipment are stated at cost less accumulated depreciation and amortization. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, generally seven years for land and land improvements, twenty to thirty years for buildings, and seven, fifteen, or thirty-nine years for building improvements. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the assets. Furniture, fixtures, and equipment are amortized five to ten years, which includes machinery (amortized for seven years) and computer equipment (amortized three to five years). Certain allowable costs of software acquired, developed, or obtained for internal use are capitalized and typically amortized over the estimated useful life of the software. Software also includes the Company’s Sylvan segment’s educational materials, which is amortized over two to five years.

Insurance Programs. The Company maintains its own insurance arrangements with third-party insurance companies for exposures incurred for a number of risks including worker’s compensation and general liability claims. The liability represents an estimate of the discounted cost of claims incurred and is recorded in other current and long-term liabilities. The Company may use restricted cash as collateral for these programs which is recorded in “Other non-current assets.”

Employee Compensation and Benefits. The Company records the cost of its employee compensation and benefits as compensation expense in selling, general and administrative expenses within its Consolidated Statements of Operations. For the years ended December 31, 2022, December 25, 2021 and December 26, 2020, total employee compensation and expense was $606.7 million, $494.9 million, and $376.5 million, respectively. Accrued compensation and benefits is recorded within accounts payable and accrued expenses within the Consolidated Balance Sheets and totaled $38.7 million and $63.4 million as of December 31, 2022 and December 25, 2021.

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

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Revenue Recognition. The following is a description of the principal activities from which the Company generates its revenues. For more detailed information regarding reportable segments, refer to “Note 8 - Revenue.”

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
◦Royalties and advertising fees;
◦Financing revenue;
◦Warranty and damage revenue;
◦Interest income;
◦Services and extended-service plans; and
◦Other miscellaneous income.

Commissions earned on services and financing revenue are presented net of related costs because the Company is acting as an agent in arranging the services for the customer and does not control the services being rendered. Financing revenue includes revenue received from third party financing companies. The Company recognizes revenue on the commissions on extended-service plans when it transfers control of the related goods to the customer. The Company recognizes franchise fee revenue for the sales of individual territories on a straight-line basis over the initial contract term and renewal periods when the obligations of the Company to prepare the franchisee for operation are substantially complete, not to exceed the estimated amount of cash to be received. Royalties and advertising fees are recognized as franchisees generate sales.

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

Leases. The Company’s lease portfolio primarily consists of leases for its retail store locations, office space and distribution centers, as well as in the operation of certain of our dealer-owned stores. The Company also leases tractors and trucks used in its Badcock segment, local delivery trucks used in its American Freight segment, and leases certain office equipment under finance leases. The finance lease right of use assets are included in property, plant, and equipment (“PP&E”) and the finance lease liabilities are included in current and non-current installments of long-term obligations. The Company determines if an arrangement is a lease at inception by evaluating whether the arrangement conveys the right to use an identified asset and whether the Company obtains substantially all of the economic benefits from and has the ability to direct the use of the asset. Operating leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets, and the Company recognizes rent expense for these leases on a straight-line basis over the lease term. For leases with an

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
initial term in excess of 12 months, lease right-of-use assets and lease liabilities are recognized based on the present value of the future lease payments over the committed lease term at the lease commencement date. The Company’s leases do not provide an implicit rate; therefore, the Company uses its incremental borrowing rate and the information available at the lease commencement date in determining the present value of future lease payments. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. Most leases include one or more options to renew and the exercise of renewal options is at the Company’s sole discretion. The Company does not include renewal options in its determination of the lease term unless the renewals are deemed to be reasonably certain at lease commencement. The Company uses the long-lived assets impairment guidance in ASC 360-10, “Property, Plant, and Equipment - Overall,” to determine whether a right-of-use asset is impaired, and if so, the amount of the impairment loss to recognize.

The Company subleases some of its real estate leases. The lessor and sublease portfolio primarily consists of stores within our Badcock segment that have been leased to dealers. For leases where the Company is a lessor, rent income and related operating lease expense for lease payments is recognized on a straight-line basis over the lease term.

For operating leases, lease costs are recorded within selling, general, and administrative expenses (“SG&A”) within the consolidated statements of operations as follows: (1) rental expense related to leases for Company-owned stores, and (2) rental expense for leased properties that are subsequently subleased to dealers, offset by rental income from sublease agreements with dealers. For finance leases where the Company is the lessee, lease cost includes the amortization of the right-of-use (“ROU”) asset, which is amortized on a straight-line basis and recorded to “SG&A” and interest expense on the finance lease liabilities is recorded to “Interest expense, net.” Finance lease ROU assets are amortized over the shorter of their estimated useful lives or the terms of the respective leases. The Company’s subleases and leases for which the Company is a lessor are all classified as operating leases, for which the Company accounts for the lease and non-lease components as one lease component, as discussed above.

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

Fair Value of Financial Instruments. As required, financial assets and liabilities are classified in the fair value hierarchy in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The carrying value of Cash and cash equivalents, restricted cash, accounts receivable and accounts payable as reported in the accompanying Consolidated Balance Sheets approximate fair value due to their short-term maturities. The carrying amount of Long-term debt approximates fair value because the interest rate paid has a variable component. The fair value for the Company’s Investment in equity securities for which it does not have the ability to exercise significant influence is based on quoted prices in active markets.

Deferred Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities, which are recorded within “Other non-current assets” and “Other non-current liabilities” within the Consolidated Balance Sheets, are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In accordance with accounting standards, the Company assesses the likelihood that its deferred tax assets will be realized. Deferred tax assets are reduced by a valuation allowance when, after considering all available positive and negative evidence, it is determined that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. The Company will analyze its position in subsequent reporting periods, considering all available positive and negative evidence, in determining the expected realization of its deferred tax assets. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has elected to classify interest charged on a tax settlement in interest expense, and accrued penalties, if any, in selling, general, and administrative expenses.

The determination of the Company’s provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items. The Company records unrecognized tax benefit liabilities for known or anticipated tax issues based on an analysis of whether, and the extent to which, additional taxes will be due.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Repurchases of Common Stock. The Company repurchases shares of its common stock through open market or private transactions. During the year ended December 31, 2022, all purchases of common stock under the Company’s stock repurchase program were made at prices that exceeded the par value of the repurchased common stock, and the portions of the purchase prices that exceeded par value were charged to additional paid-in capital to the extent that an excess was present. Once additional paid-in capital is fully depleted, remaining excess of cost over par value is charged to retained earnings. Refer to “Note 11 - Stockholders’ Equity” for additional information regarding share repurchases.

Reclassifications. Certain prior year amounts have been reclassified to conform to the current year presentation.

Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which changes how companies will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard replaces the “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost (which generally will result in the earlier recognition of allowances for losses) and requires companies to record allowances for available-for-sale debt securities, rather than reduce the carrying amount. In addition, companies will have to disclose significantly more information, including information used to track credit quality by year of origination, for most financing receivables. The ASU should be applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the standard is effective. The ASU is effective for the Company for the 2023 fiscal year. The Company is in the process of adopting this standard and anticipates recording a cumulative effective adjustment between $11.0 million and $16.0 million to retained earnings as of January 1, 2023 on its Consolidated Financial Statements Results for reporting periods beginning after January 1, 2023 will be presented under the new guidance issued in ASU 2016-13. Prior period amounts will not be adjusted and will continue to be reported under the previous accounting standards.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This standard eliminates Step 2 from the goodwill impairment test. Instead, an entity should compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company early adopted the ASU in the year ended December 31, 2022. Refer to “Note 7 – Goodwill and Intangible Assets” for the calculation of the Company’s impairment test after the adoption of ASU 2017-04.

The London Interbank Offered Rate (“LIBOR”) is scheduled to be discontinued on June 30, 2023. In an effort to address the various challenges created by such discontinuance, the FASB issued an amendment to existing guidance, ASU No. 2020-04, “Reference Rate Reform.” The amended guidance is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, borrowings) necessitated by the reference rate reform. It also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by the reference rate reform. As further described in “Note 10 – Long-Term Obligations”, the Company entered into an amendment to a debt agreement which changed the reference rate from LIBOR to Secured Overnight Financing Rate (“SOFR”). The adoption of ASU 2020-04 did not result in a material impact to the Company’s financial results or disclosures.

(2) Acquisitions
The Company continually looks to diversify and grow its portfolio of brands through acquisitions. On December 27, 2020, the Company completed its acquisition of FFO Home (the “FFO Home Acquisition”), on March 10, 2021, the Company completed its acquisition of Pet Supplies Plus (the “Pet Supplies Plus Acquisition”), on September 27, 2021, the Company completed its acquisition of Sylvan (the “Sylvan Acquisition”), and on November 22, 2021, the Company completed its acquisition of Badcock (the “Badcock Acquisition” and, together with the FFO Home Acquisition, Pet Supplies Plus Acquisition, and Sylvan Acquisition, the “Acquisitions”). On February 22, 2022, the Company’s Pet Supplies Plus segment completed its acquisition of Wag N’ Wash. For a complete description of the Company’s accounting policy regarding acquisitions, refer to “Note 1 – Organization and Significant Accounting Policies”.

Badcock Acquisition

On November 22, 2021, the Company completed the Badcock Acquisition. The fair value of the consideration transferred at the acquisition date was $548.8 million.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table summarizes the final allocation of the fair values of the identifiable assets acquired and liabilities assumed in the Badcock Acquisition on November 22, 2021.

(In thousands)	November 22, 2021
Cash and cash equivalents	$23,413
Inventories	130,045
Accounts receivable	411,268
Other current assets	5,023
Property, plant, and equipment	238,865
Operating lease right-of-use assets	55,626
Other non-current assets	2,506
Total assets	866,746
Current operating lease liabilities	12,070
Accounts payable and accrued expenses	71,436
Other current liabilities	18,942
Current installments of long-term obligations	5,261
Long-term obligations, excluding current installments	7,247
Non-current operating lease liabilities	39,599
Other long-term liabilities	27,849
Total liabilities	182,404

Bargain purchase gain	(135,557)

Consideration transferred	$548,785

Operating lease right-of-use assets of $55.6 million and operating lease liabilities of $51.7 million, consist of leases for retail store locations, warehouses and office equipment.

Property, plant and equipment consists of fixtures and equipment of $93.0 million, buildings and building improvements of $98.0 million, land and land improvements of $33.4 million, leasehold improvements of $23.7 million, and construction in progress of $1.4 million.

During the year ended December 31, 2022, the preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed were finalized, which resulted in a $3.5 million increase to the bargain purchase gain for a cumulative bargain purchase gain of $135.6 million. The adjustment is classified as “Bargain purchase gain” on the Consolidated Statements of Operations. The Company believes the seller in the Badcock Acquisition was willing to accept a bargain purchase price in return for the Company’s ability to act more quickly, partially due to the Company’s access to capital to complete the transaction, and with greater certainty than any other prospective acquirer. Additionally, the Company believes the seller was motivated to complete the transaction as part of an overall repositioning of its business. Upon completion of this reassessment, the Company concluded that recording a bargain purchase gain with respect to the Badcock Acquisition was appropriate and required under GAAP. The tax impact related to the bargain purchase gain was non-taxable and impacted the Company’s effective tax rate for the period.

Sylvan Acquisition

On September 27, 2021, the Company completed the Sylvan Acquisition. The fair value of the consideration transferred at the acquisition date was $82.9 million.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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

Pet Supplies Plus Acquisition

On March 10, 2021, the Company completed the Pet Supplies Plus Acquisition. The fair value of the consideration transferred at the date of acquisition was $451.3 million.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below summarizes the fair values of the identifiable assets acquired and liabilities assumed in the Pet Supplies Plus Acquisition on March 10, 2021.

(In thousands)	March 10, 2021
Cash and cash equivalents	$2,131
Other current assets	39,844
Inventories	118,600
Property, plant, and equipment	75,616
Goodwill	335,995
Operating lease right-of-use assets	151,243
Tradenames	104,400
Other intangible assets	101,400
Other non-current assets	6,393
Total assets	935,622
Current operating lease liabilities	25,405
Accounts payable and accrued expenses	82,237
Other current liabilities	1,606
Current installments of long-term obligations	3,507
Long-term obligations, excluding current installments	247,458
Non-current operating lease liabilities	114,292
Other long-term liabilities	9,761
Total liabilities	484,266
Consideration transferred	$451,356

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

Wag N’ Wash Acquisition

On February 22, 2022, Pet Supplies Plus completed its acquisition of Wag N’ Wash, an emerging natural pet food, dog wash, and grooming franchise, for an all cash purchase price of $0.9 million, and five of the Wag N’ Wash stores were subsequently sold to a franchisee for $0.6 million. The components of the purchase price allocation are not presented herein due to the immateriality of the transaction to the Company overall.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Furniture Factory Outlet Acquisition

On December 27, 2020, the Company completed the FFO Home Acquisition, a regional retailer of furniture and mattresses, for an all cash purchase price of $13.8 million.

(In thousands)	December 27, 2020
Cash and cash equivalents	$6
Other current assets	96
Inventories	6,450
Property, plant, and equipment	3,280
Goodwill	2,947
Operating lease right-of-use assets	26,571
Total assets	39,350
Current operating lease liabilities	2,587
Other current liabilities	299
Non-current operating lease liabilities	22,624
Total liabilities	25,510
Consideration transferred	$13,840

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

Pro forma financial information

The following unaudited consolidated pro forma summary has been prepared by adjusting the Company’s historical data to give effect to the Acquisitions as if they had occurred on December 29, 2019.

	(Unaudited)
(In thousands)	Year Ended 12/25/2021	Year Ended 12/26/2020
Revenue	$4,282,329	$3,849,583
Net income (loss) from continuing operations	184,574	$92,954
Basic net income per share - continuing operations	4.59	$2.69
Diluted net income per share - continuing operations	4.51	$2.66

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

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
effect to certain charges that the Company expects to incur in connection with these Acquisitions, including, but not limited to, additional professional fees and employee integration.

(3) Divestitures

Liberty Tax Divestiture

On July 2, 2021, the Company completed the sale of its Liberty Tax business (the “Liberty Transaction”) to NextPoint and received total consideration of approximately $255.3 million, consisting of approximately $181.2 million in cash and approximately $74.1 million in proportionate voting shares of NextPoint recorded as an investment in equity securities in “Investment in equity securities” on the Consolidated Balance Sheets. As a result of the Liberty Transaction, the financial position and results of operations of the Liberty Tax business are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for the years ended December 25, 2021, and December 26, 2020.

The following is a Consolidated Statement of Operations for the Liberty Tax business. The amounts are included in “Income (loss) from discontinued operations, net of tax” in the Company’s Consolidated Statements of Operations.

	Year Ended
(In thousands)	12/25/2021	12/26/2020
Revenue	$107,486	$122,777
Selling, general, and administrative expenses	66,042	99,166
Income from operations	41,444	23,611
Other expense:
Gain on sale of discontinued operations	188,091	—
Other	165	107
Interest expense, net	(3)	(4,977)
Income before income taxes	229,697	18,741
Income tax expense	57,875	2,531
Net Income	171,822	16,210
Less: Net (income) attributable to non-controlling interest	—	(11,791)
Net income attributable to discontinued operations	$171,822	$4,419

The Company applied the “Intraperiod Tax Allocation” rules under ASC 740 “Income Taxes”, which requires the allocation of an entity’s total income tax provision among continuing operations and, in the Company’s case, discontinued operations.

The following is the operating and investing activities for the Liberty Tax business. These amounts are included in the Company’s Consolidated Statements of Cash Flows.

	Year Ended
(In thousands)	12/25/2021	12/26/2020
Cash flows provided by operating activities from discontinued operations	$39,334	$52,185
Cash flows provided by investing activities from discontinued operations	173,633	6,259

Assets Held for Sale

As of December 31, 2022, Badcock was negotiating sale transactions for certain non-operating properties that it expects to sell within one year. The net book value of the properties of $8.5 million is classified as “Current assets held for sale” on the Consolidated Balance Sheets.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Sale-Leaseback Transactions

In the year ended December 31, 2022, Badcock sold a number of its retail locations, distribution centers, and its corporate headquarters for a total of $260.6 million, resulting in a net gain of $59.8 million, comprised of $65.3 million of gains and $5.5 million of losses. Contemporaneously with these sales, the Company entered into lease agreements pursuant to which the Company leased back the retail locations, distribution centers, and corporate headquarters, all of which are being accounted for as operating leases. The net gain has been recognized as “Gain on sale-leaseback transactions” on the Consolidated Statements of Operations for the year ended December 31, 2022.

(4) Accounts and Notes Receivable

Current and non-current receivables as of December 31, 2022 and December 25, 2021 are presented in the Consolidated Balance Sheets as follows:

(In thousands)	12/31/2022	12/25/2021
Accounts receivable	$96,804	$47,763
Franchisee accounts receivable	46,778	38,324
Notes receivable	2,211	1,681
Interest receivable	—	54
Income tax receivable	28,325	32,448
Allowance for doubtful accounts	(3,956)	(1,572)
Current receivables, net	170,162	118,698
Notes receivable, non-current	11,867	12,183
Allowance for doubtful accounts, non-current	(132)	(428)
Non-current receivables, net	11,735	11,755
Total receivables	$181,897	$130,453

Notes receivable are due from the Company’s franchisees and are collateralized by the underlying franchise. The debtors’ ability to repay the notes is dependent upon both the performance of the franchisee’s industry as a whole and the individual franchise.

Allowance for Doubtful Accounts

The adequacy of the allowance for doubtful accounts is assessed on a quarterly basis and adjusted as deemed necessary. Activity in the allowance for doubtful accounts for the years ended December 31, 2022 and December 25, 2021 was as follows:

(In thousands)	12/31/2022	12/25/2021
Balance at beginning of year	$2,000	$283
Provision for doubtful accounts	2,419	1,720
Write-offs, net of recoveries	(331)	(3)
Balance at end of year	$4,088	$2,000

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Analysis of Past Due Receivables

The breakdown of accounts and notes receivable past due at December 31, 2022 and December 25, 2021 was as follows:

	12/31/2022
(In thousands)	Past due	Current	Interest receivable	Total receivables
Accounts receivable	$10,303	$133,279	$—	$143,582
Notes and interest receivable	133	13,945	—	14,078
Total accounts, notes, and interest receivable	$10,436	$147,224	$—	$157,660

	12/25/2021
(In thousands)	Past due	Current	Interest receivable	Total receivables
Accounts receivable	$7,966	$78,121	$—	$86,087
Notes and interest receivable	452	13,412	54	13,918
Total accounts, notes, and interest receivable	$8,418	$91,533	$54	$100,005

(5) Securitized Accounts Receivable

In order to monetize its customer credit receivables portfolio, Badcock sells beneficial interests in customer revolving lines of credit pursuant to securitization transactions. On December 20, 2021, Badcock securitized its existing consumer credit receivables portfolio for a purchase price of $400.0 million in cash. The Company securitized an additional $382.1 million of its customer credit receivables portfolio in the year ended December 31, 2022. As tranches of customer credit receivables are securitized, proceeds received are recorded as “Cash” and an equivalent amount is recorded as “Debt secured by accounts receivable, net” on the Consolidated Balance Sheets, which includes the face amount of current and non-current receivables, net of the unamortized discount. The securitizations do not qualify as a sale under ASC 860 - “Transfers and Servicing,” even though the underlying receivables are deemed to be legally sold. The accounts receivable, which have been securitized, are recorded as “Current securitized accounts receivable, net” and “Non-current securitized accounts receivable, net” on the Company’s Consolidated Balance Sheets. The accounts include the current and non-current portions, net of allowance for bad debt and an unamortized purchase discount recorded in purchase accounting related to the Badcock Acquisition.

The Company records the income earned on the customer revolving lines of credit as interest income in “Service and other revenues” with a corresponding amount recorded in “Interest expense, net” on the Consolidated Statements of Operations as a result of the securitization. Amortization of the secured debt discount is also recorded in “Interest expense, net” on the Consolidated Statements of Operations. In connection with the securitization of the receivables, Badcock has entered into a receivables servicing agreement with lenders pursuant to which Badcock will provide certain customary servicing and account management services. During the year ended December 31, 2022, Badcock earned $10.2 million pursuant to this agreement, recorded in “Service and other revenues” on the Consolidated Statements of Operations.

The debt secured by accounts receivable is non-recourse to the Company. Lenders must rely on payments received from the Company’s customers to service the secured debt, unless the Company has breached its representations or warranties in the loan agreements. The lenders assume the credit risk of the customer and their only recourse, upon default by the customer, is against the customer.

Badcock may periodically repay portions of the debt secured by accounts receivable early. The non-current portion of secured debt matures within two years of the Company's Consolidated Balance Sheet date.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The components of securitized accounts receivable and debt secured by accounts receivables at December 31, 2022 and December 25, 2021 were as follows:

(In thousands)	12/31/2022	12/25/2021
Current securitized accounts receivable	$374,179	$476,071
Unamortized purchase price discount	(24,171)	(106,504)
Allowance for doubtful securitized accounts, current	(57,095)	—
Current securitized accounts receivable, net	292,913	369,567
Non-current securitized accounts receivable	50,494	60,869
Unamortized purchase price discount	(3,262)	(13,617)
Allowance for doubtful securitized accounts, non-current	(7,705)	—
Non-current securitized accounts receivable, net	39,527	47,252
Total securitized assets, net	$332,440	$416,819

Current installments of debt secured by accounts receivable	$374,879	$421,935
Unamortized debt discount	(34,858)	(119,689)
Current debt secured by accounts receivable, net	340,021	302,246
Non-current installments of debt secured by accounts receivable	119,240	111,671
Unamortized debt discount	(11,792)	(6,415)
Non-current debt secured by accounts receivable, net	107,448	105,256
Total debt secured by accounts receivable, net	$447,469	$407,502

When securitized receivables are delinquent for approximately one year, the estimated uncollectible amount from the customer is written off and the corresponding securitized accounts receivable is reduced. Due to their non-recourse nature, the Company will record a gain on extinguishment for any debt secured by uncollectible accounts receivable in the future when the debt meets the extinguishment requirements in accordance with ASC 470, “Debt”. Activity in the allowance for doubtful accounts for the years ended December 31, 2022 and December 25, 2021 was as follows:

(In thousands)	12/31/2022	12/25/2021
Balance at beginning of year	$—	$—
Provision for doubtful accounts	139,300	—
Write-offs, net of recoveries	(74,500)	—
Balance at end of year	$64,800	$—

The components of interest income and interest expense generated from securitized receivables for the years ended December 31, 2022 and December 25, 2021 were as follows:

(In thousands)	12/31/2022	12/25/2021
Interest income from securitization:
Interest income[1]	$101,172	$8,712
Interest income from amortization of original purchase discount	$92,688	$16,796
Total interest income from securitization	$193,860	$25,508

Interest expense, debt secured by accounts receivables:
Amortization of debt discount from sale of securitized accounts receivable	$(103,207)	$(4,413)
Interest expense	$(124,755)	$(3,089)
Total interest expense, debt secured by accounts receivables:	$(227,962)	$(7,502)
1 Includes interest income from Badcock owned receivables (refer to “Note 4 – Accounts and Notes Receivable”) and securitized receivables.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(6) Property, Plant, and Equipment, Net
Property, plant, and equipment at December 31, 2022, and December 25, 2021 was as follows:

(In thousands)	12/31/2022	12/25/2021
Land and land improvements	$998	$36,306
Buildings and building improvements	749	176,188
Leasehold improvements	123,728	115,539
Furniture, fixtures, and equipment	127,610	117,973
Software	114,852	97,427
Construction in progress	14,700	4,388
Finance lease asset	9,269	6,148
Property, plant, and equipment, gross	391,906	553,969
Less accumulated depreciation and amortization	168,188	104,083
Property, plant, and equipment, net	$223,718	$449,886
Total depreciation and amortization expense on property, plant, and equipment was $64.8 million, $56.0 million, and $47.6 million for the years ended December 31, 2022, December 25, 2021, and December 26, 2020, respectively.
(7) Goodwill and Intangible Assets
The Company performs impairment tests for goodwill as of the end of July of each fiscal year and between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair values of the Company’s reporting units below their carrying values. As part of the annual impairment test as of July 2022, the Company updated its long-term forecasts based on the operating results in 2022 and the current macro-economic environment. This resulted in the American Freight reporting unit fair value being lower than the carrying value resulting in a $70.0 million non-cash pre-tax goodwill impairment charge, which was recorded in “Goodwill impairment” in the accompanying consolidated statements of operations. No other reporting units had accumulated goodwill impairment losses recorded.
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
Changes in the carrying amount of goodwill for the years ended December 31, 2022 and December 25, 2021 were as follows:

(In thousands)	Vitamin Shoppe	Pet Supplies Plus	Badcock	American Freight	Buddy’s	Sylvan	Total
Balance as of December 26, 2020	$1,277	$—	$—	$367,882	$79,099	$—	$448,258
Acquisitions	—	335,875	—	3,293	—	19,456	358,624
Disposals and purchase accounting adjustments	—	—	—	(346)	—	—	(346)
Balance as of December 25, 2021	$1,277	$335,875	$—	$370,829	$79,099	$19,456	$806,536
Acquisitions	—	2,174	—	—	—	—	2,174
Goodwill impairment	—	—	—	(70,000)	—	—	(70,000)
Disposals and purchase accounting adjustments	—	(1,258)	—	—	—	(50)	(1,308)
Balance as of December 31, 2022	$1,277	$336,791	$—	$300,829	$79,099	$19,406	$737,402

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Components of intangible assets as of December 31, 2022 and December 25, 2021, were as follows:

(In thousands)	12/31/2022
Tradenames	Vitamin Shoppe	Pet Supplies Plus	Badcock	American Freight	Buddy’s	Sylvan	Total
Gross carrying amount	$12,000	$104,416	$—	$70,200	$11,100	$24,987	$222,703
Accumulated Amortization	—	—	—	—	—	—	—
Net carrying amount	$12,000	$104,416	$—	$70,200	$11,100	$24,987	$222,703
	12/31/2022
(In thousands)	Vitamin Shoppe	Pet Supplies Plus	Badcock	American Freight	Buddy’s	Sylvan	Total
Customer contracts
Gross carrying amount	—	34,300	—	—	8,184	—	42,484
Accumulated Amortization	—	(4,143)	—	—	(4,735)	—	(8,878)
Net carrying amount	—	30,157	—	—	3,449	—	33,606
Franchise and dealer agreements
Gross carrying amount	—	67,240	—	—	10,500	18,265	96,005
Accumulated Amortization	—	(8,057)	—	—	(3,646)	(2,645)	(14,348)
Net carrying amount	—	59,183	—	—	6,854	15,620	81,657
Other intangible assets
Gross carrying amount	—	110	—	44	566	1,593	2,313
Accumulated Amortization	—	—	—	(14)	(460)	(303)	(777)
Net carrying amount	—	110	—	30	106	1,290	1,536
Total intangible assets	$—	$89,450	$—	$30	$10,409	$16,910	$116,799

(In thousands)	12/25/2021
Tradenames	Vitamin Shoppe	Pet Supplies Plus	Badcock	American Freight	Buddy’s	Sylvan	Total
Gross carrying amount	$12,000	$104,400	$—	$70,200	$11,100	$24,987	$222,687
Accumulated amortization	—	—	—	—	—	—	—
Net carrying amount	$12,000	$104,400	$—	$70,200	$11,100	$24,987	$222,687

	12/25/2021
(In thousands)	Vitamin Shoppe	Pet Supplies Plus	Badcock	American Freight	Buddy’s	Sylvan	Total
Customer contracts
Gross carrying amount	—	34,300	—	—	8,114	—	42,414
Accumulated amortization	—	(1,856)	—	—	(3,359)	—	(5,215)
Net carrying amount	—	32,444	—	—	4,755	—	37,199
Franchise and dealer agreements
Gross carrying amount	—	67,100	—	—	10,500	18,265	95,865
Accumulated amortization	—	(3,576)	—	—	(2,596)	(399)	(6,571)
Net carrying amount	—	63,524	—	—	7,904	17,866	89,294
Other intangible assets
Gross carrying amount	—	—	—	44	566	1,226	1,836
Accumulated amortization	—	—	—	(3)	(319)	(56)	(378)
Net carrying amount	—	—	—	41	247	1,170	1,458
Total intangible assets	$—	$95,968	$—	$41	$12,906	$19,036	$127,951

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The Company’s tradenames have an indefinite life and their annual impairment test was performed as of July 2022. No impairment has been recorded for any of the reporting units. The Company also reviews amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company did not record impairment expense related to the amortizable intangible assets during the years ended December 31, 2022, December 25, 2021, or December 26, 2020.
For the years ended December 31, 2022, December 25, 2021, and December 26, 2020, amortization expense was $11.8 million, $8.7 million, and $4.6 million, respectively.

Annual amortization expense for the next five years is estimated to be as follows:

(In thousands)	Estimate for Fiscal Year
2023	$10,833
2024	10,646
2025	9,975
2026	9,232
2027	9,043
Thereafter	67,070
Total estimated amortization expense	$116,799

(8) Revenue
For details regarding the principal activities from which the Company generates its revenue, refer to “Note 1 - Organization and Significant Accounting Policies”. For more detailed information regarding reportable segments, refer to “Note 16 – Segments.”

The following represents the disaggregated revenue by reportable segments for the years ended December 31, 2022, December 25, 2021, and December 26, 2020.

	Fiscal Year Ended 12/31/2022
(In thousands)	Vitamin Shoppe	Pet Supplies Plus	Badcock	American Freight	Buddy’s	Sylvan	Consolidated
Retail sales	$1,204,168	$659,606	$628,170	$762,488	$2,737	$54	$3,257,223
Wholesale sales	1,298	559,651	—	14,119	—	—	575,068
Total product revenue	1,205,466	1,219,257	628,170	776,607	2,737	54	3,832,291
Royalties and advertising fees	620	38,952	—	2,226	18,771	36,912	97,481
Financing revenue	—	—	1,289	36,955	—	—	38,244
Warranty and damage revenue	—	—	52,437	41,516	6,098	—	100,051
Interest income from amortization of original purchase discount	—	—	92,688	—	—	—	92,688
Interest income	—	305	101,172	771	—	—	102,248
Other revenues	738	30,210	43,301	25,409	221	5,370	105,249
Total service and other revenue	1,358	69,467	290,887	106,877	25,090	42,282	535,961
Rental revenue, net	—	—	—	—	29,580	—	29,580
Total rental revenue	—	—	—	—	29,580	—	29,580
Total revenue	$1,206,824	$1,288,724	$919,057	$883,484	$57,407	$42,336	$4,397,832

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Fiscal Year Ended 12/25/2021
(In thousands)	Vitamin Shoppe	Pet Supplies Plus[1]	Badcock[2]	American Freight	Buddy’s	Sylvan[3]	Consolidated
Retail sales	$1,172,462	$517,508	$67,353	$894,905	$3,913	$8	$2,656,149
Wholesale sales	—	355,377	—	945	—	—	356,322
Total product revenue	1,172,462	872,885	67,353	895,850	3,913	8	3,012,471
Royalties and advertising fees	263	20,161	—	1,287	14,474	8,306	44,491
Financing revenue	—	—	—	41,623	—	—	41,623
Warranty and damage revenue	—	—	5,389	34,786	6,667	—	46,842
Interest income from amortization of original purchase discount	—	—	16,796	—	—	—	16,796
Interest income	—	228	8,712	986	—	—	9,926
Other revenues	—	24,165	3,807	14,360	5,725	1,368	49,425
Total service and other revenue	263	44,554	34,704	93,042	26,866	9,674	209,103
Rental revenue, net	—	—	—	—	33,630	—	33,630
Total rental revenue	—	—	—	—	33,630	—	33,630
Total revenue	$1,172,725	$917,439	$102,057	$988,892	$64,409	$9,682	$3,255,204

1 Reflects the results from the March 10, 2021 acquisition date for the Pet Supplies Plus Acquisition.

2 Reflects the results from the November 22, 2021 acquisition date for the Badcock Acquisition.

3 Reflects the results from the September 27, 2021 acquisition date for the Sylvan Acquisition.

	Fiscal Year Ended 12/26/2020
(In thousands)	Vitamin Shoppe	Pet Supplies Plus	Badcock	American Freight	Buddy’s	Sylvan	Consolidated
Retail sales	$1,035,964	$—	$—	$857,955	$5,743	$—	$1,899,662
Total product revenue	1,035,964	—	—	857,955	5,743	—	1,899,662
Royalties and advertising fees	—	—	—	—	10,092	—	10,092
Financing revenue	—	—	—	15,977	—	—	15,977
Warranty and damage revenue	—	—	—	16,799	12,668	—	29,467
Interest income	—	—	—	1,288	—	—	1,288
Other revenues	—	—	—	4,412	4,562	—	8,974
Total service and other revenue	—	—	—	38,476	27,322	—	65,798
Rental revenue, net	—	—	—	—	64,267	—	64,267
Total rental revenue	—	—	—	—	64,267	—	64,267
Total revenue	$1,035,964	$—	$—	$896,431	$97,332	$—	$2,029,727

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Contract Balances

The following table provides information about receivables and contract liabilities (deferred revenue) from contracts with customers as of December 31, 2022 and December 25, 2021:

(In thousands)	12/31/2022	12/25/2021
Accounts receivable	$143,582	$86,087
Notes receivable	14,078	13,864

Customer deposits	$20,816	$37,626
Gift cards and loyalty programs	9,565	7,604
Deferred franchise fee revenue	22,175	16,984
Other deferred revenue	10,688	8,400
Total deferred revenue	$63,244	$70,614

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

(9) Leases

Refer to “Leases” under “Note 1 - Organization and Significant Accounting Policies” for a discussion of our accounting policies. The finance lease right of use assets and lease liabilities are included in PP&E, current installments of long-term debt and long-term debt respectively. These leases are immaterial to the Condensed Consolidated Financial Statements.

Company as Lessee

The components of lease costs for leases that were recognized in the accompanying Consolidated Statements of Operations for the years ended December 31, 2022 and December 25, 2021 were as follows:

(In thousands)	12/31/2022	12/25/2021
Operating lease cost	$244,565	$212,837
Short-term operating lease costs	2,186	2,261
Variable operating lease costs	41,467	35,367
Sublease income	(8,857)	(1,753)
Total operating lease cost	279,361	248,712

As of December 31, 2022, maturities of lease liabilities were as follows:

Fiscal Year	Operating leases (In thousands)
2023	$227,700
2024	197,095
2025	154,809
2026	123,037
2027	91,038
Thereafter	258,120
Total undiscounted lease payments	1,051,799
Less interest	151,806
Present value of lease liabilities	$899,993

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following represents other information pertaining to the Company’s lease arrangements for the years ended December 31, 2022 and December 25, 2021:

	Operating
(In thousands)	December 31, 2022	December 25, 2021
Right-of-use assets obtained in exchange for lease obligations(1)	$155,857	$153,538
Cash paid for amounts included in the measurement of lease liabilities	215,528	191,827
Weighted average remaining lease terms (years)	7.05	4.9
Weighted average discount rates	8.31%	9.03%

(1) As of December 31, 2022, the majority of the lease liabilities arising from right-of-use assets were a result of Badcock’s sale-leaseback transactions. For details regarding the sale-leaseback transaction, refer to “Note 3 – Divestitures”. As of December 25, 2021, the majority of the lease liabilities arising from right-of-use assets were a result of the Pet Supplies Plus Acquisition.

Company as Lessor

Total rental income for the years ended December 31, 2022 and December 25, 2021 were $9.9 million and $0.9 million. Total rental income includes sublease income of $8.0 million and $0.7 million recognized during fiscal 2022 and fiscal 2021, respectively.

The Company subleases some of its Badcock segment’s leased locations to certain dealers for operation as Badcock stores. The terms of these leases generally match those of the lease the Company has with the lessor. The following table illustrates the Company’s maturity analysis of lease payments to be received for non-cancelable subleases as of December 31, 2022:

Operating Leases
Fiscal Year (in thousands)	Subleases
2023	$7,068
2024	5,241
2025	4,141
2026	3,076
2027	1,606
Thereafter	537
Total future minimum receipts	$21,669

Our Vitamin Shoppe, Pet Supplies Plus, and American Freight segments have subleases, but the lease payments on those locations are immaterial to the Condensed Consolidated Financial Statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(10) Long-Term Obligations
Long-term obligations as of December 31, 2022 and December 25, 2021 were as follows:

(In thousands)	12/31/2022	12/25/2021
Term loans, net of debt issuance costs
First lien term loan, due March 10, 2026	$779,777	$790,057
Second lien term loan, due September 10, 2026	289,435	287,188
Badcock first lien term loan, due November 22, 2023	—	201,530
Badcock second lien term loan, due November 22, 2023	—	146,616
Total term loans, net of debt issuance costs	1,069,212	1,425,391
ABL Revolver	295,000	20,000
Other long-term obligations	6,147	10,537
Finance lease liabilities	11,055	6,465
Total long-term obligations	1,381,414	1,462,393
Less current installments	6,935	183,924
Total long-term obligations, excluding current installments	$1,374,479	$1,278,469
First Lien Credit Agreement and Term Loan

On March 10, 2021 (the “PSP Closing Date”), the Company entered into a First Lien Credit Agreement (the “First Lien Credit Agreement”) with various lenders (the “First Lien Lenders”) that provides for a $1,000.0 million senior secured term loan (the “First Lien Term Loan”).

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

The First Lien Term Loan will mature on March 10, 2026 and bears interest at a variable rate with a LIBOR floor of 0.75%. Interest is payable on either the last day of the interest period or the last business day of the calendar quarter. The Company is required to repay the First Lien Term Loan in equal quarterly installments of $2.5 million on the last day of each calendar quarter, commencing on June 30, 2021 subject to certain early payment requirements based on certain events. On July 2, 2021, the Company repaid $182.1 million of principal of the First Lien Term Loan using cash proceeds from the sale of the Liberty Tax business. The payment also satisfied the requirements for the quarterly principal payments so no additional principal payments are due until the First Lien Term Loan maturity date. The early repayment resulted in additional interest expense of $6.1 million for the write-off of deferred financing costs. On February 2, 2023, the Company entered into the Third Amendment to the First Lien Credit Agreement, which amends the First Lien Credit Agreement dated as of March 10, 2021 to provide for an incremental term loan facility in the principal amount of $300.0 million.

The First Lien Credit Agreement, the First Lien Term Loan and the First Lien Guarantee Agreement collectively include customary affirmative, negative, and financial covenants binding on the Company, including delivery of financial statements and other reports. The negative covenants limit the ability of the Company to, among other things, incur debt, incur liens, make investments, sell assets, pay dividends and enter into transactions with affiliates. The financial covenants set forth in the First

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Lien Credit Agreement include a maximum total leverage ratio (net of certain cash) and a minimum fixed charge coverage ratio to be tested at the end of each fiscal quarter commencing with the first full fiscal quarter ending after the PSP Closing Date. In addition, the First Lien Credit Agreement includes customary events of default, the occurrence of which may require the Company to pay an additional 2.00% interest on the First Lien Term Loan and/or may result in, among other consequences, acceleration of the payment obligations with respect to the First Lien Term Loan, calling on the guarantees, or exercise of remedies with respect to the collateral.

Second Lien Credit Agreement and Second Lien Term Loan

On the PSP Closing Date, the Company entered into a Second Lien Credit Agreement (the “Second Lien Credit Agreement”) with various lenders (the “Second Lien Lenders”, and together with the First Lien Lenders, the “Term Loan Lenders”) which provides for a $300.0 million senior secured term loan (the “Second Lien Term Loan”, and together with the First Lien Term Loan, the “Term Loans”), made by the Second Lien Lenders to the Company.

The Company’s obligations under the Second Lien Credit Agreement are guaranteed by the loan parties pursuant to a Second Lien Guarantee Agreement (the “Second Lien Guarantee Agreement”) and are required to be guaranteed by each of the Company’s direct and indirect subsidiaries (other than certain excluded subsidiaries) that may be formed or acquired after the Closing Date. The obligations of the Company under the Second Lien Credit Agreement are secured on a second priority basis by the Term Priority Collateral and are secured on a third priority basis by the ABL Priority Collateral (the “ABLE Priority Collateral”) pursuant to a Second Lien Collateral Agreement (the “Second Lien Collateral Agreement”) and are required to be secured by such assets of each of the Company’s direct and indirect subsidiaries (other than certain excluded subsidiaries) that may be formed or acquired after the PSP Closing Date.

The Second Lien Term Loan will mature on September 10, 2026 and bears interest at a variable rate with a 1.00% LIBOR floor. Interest is payable on either the last day of the interest period or the last business day of the calendar quarter.

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

Third Amended and Restated Loan and Security Agreement (ABL)

On June 3, 2022, the Company entered into the Second Amendment (the “Second ABL Amendment”) to the Third Amended and Restated Loan and Security Agreement (as amended, the “FRG ABL Revolver Agreement”). The Second ABL Amendment amended the FRG ABL Revolver Agreement to, among other things, increase the commitments under the revolving credit facility (the “ABL Revolver”) to $250.0 million, change the reference rate from LIBOR to SOFR, amend certain negative covenants regarding investments for a time period specified in the Second ABL Agreement, and limits the maximum principal amount of loans outstanding under the FRG ABL Revolver Agreement to $200.0 million for a time period specified in the Second ABL Agreement.

On August 22, 2022, the Company entered into the Third Amendment (the “Third ABL Amendment”) to the FRG ABL Revolver Agreement. The Third ABL Amendment amends the FRG ABL Revolver Agreement to, among other things, increase the commitments under the ABL Revolver to $400.0 million, amend the terms of the borrowing base and provide for the inclusion of certain types of inventory to the borrowing base, and make certain other changes to reflect the increase in the revolving credit facility commitments and the addition of Badcock as a borrower to the parties under the ABL Loan Revolver.

The ABL Revolver matures on March 10, 2026, and borrowings under the ABL Revolver will bear interest at an interest rate per annum equal to the Term SOFR Rate plus 0.10%, with a 0.00% floor. Interest is payable on either the last day of the interest period or the last business day of the calendar quarter.

The Company is subject to an agreement which requires the Company to repay the excess amount of borrowings under the ABL Revolver if: (i) the aggregate outstanding principal amount of all borrowings by the Company under the ABL Revolver at any time exceeds the aggregate borrowing cap specified therein, or (ii) the aggregate outstanding principal amount of all borrowings of certain of the Company’s subsidiaries exceeds their borrowing caps.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The FRG ABL Revolver Agreement and the Third Amended and Restated Pledge Agreement, dated as of March 10, 2021, among the Company, the other pledgors from time to time party thereto and JPMorgan Chase Bank, N.A., include customary affirmative and negative covenants that are binding on the Company, including the delivery of financial statements, borrowing base certificates and other reports. Certain of the negative covenants included therein limit the ability of the Company, among other things, to incur debt and liens, make investments, sell assets, pay dividends and enter into transactions with affiliates. In addition, the FRG ABL Revolver Agreement includes customary events of default, the occurrence of which may require the Company to pay an additional 2.0% interest on the borrowings under the ABL Revolver.

Compliance with Debt Covenants

The Company’s revolving credit and long-term debt agreements impose restrictive covenants on it, including requirements to meet certain ratios. As of December 31, 2022, the Company was in compliance with all financial covenants under these agreements and, based on a continuation of current operating results, the Company expects to continue to be in compliance for the next twelve months.

Aggregate maturities of long-term debt at December 31, 2022 were as follows:

(In thousands)	Estimate for fiscal year
2023	$7,327
2024	4,605
2025	297,939
2026	1,071,210
2027	1,255
Thereafter	—
Total	$1,382,336

During the year ended December 31, 2022, the Badcock First and Second Lien Term Loans were fully repaid using cash proceeds from the sales of certain parcels of land on which Badcock operates its distribution centers and corporate headquarters as discussed in “Note 3 - Divestitures” and from the securitization of its existing consumer credit receivables portfolio as discussed in “Note 5 - Securitized Accounts Receivable.”

(11) Stockholders’ Equity
Stockholders’ Equity Activity

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

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Non-controlling interest

The Company is the sole managing member of New Holdco and, as a result, consolidates the financial results of New Holdco. Prior to April 1, 2020, the Company reported a non-controlling interest representing the economic interest in New Holdco held by the Buddy’s Members. Changes in the Company’s ownership interest in New Holdco while it retained a controlling interest in New Holdco were accounted for as equity transactions. On March 26, 2020, the Company redeemed 3,937,726 New Holdco units and 787,545 shares of preferred stock for common stock. On April 1, 2020, the Company redeemed the remaining 5,495,606 New Holdco units and 1,099,121 shares of preferred stock for common stock and the Company became the sole owner of New Holdco.

The exchange of New Holdco units for common stock resulted in an increase in the tax basis of the net assets of New Holdco and a liability to be recognized pursuant to the Tax Receivable Agreement (“TRA”). The difference of $10.0 million in the adjustment of the deferred tax balances and the tax receivable agreement liability was recorded as an adjustment to additional paid-in-capital. Refer to “Note 13 – Income Taxes” for further discussion of the TRA.

Share Repurchases

On May 18, 2022, the Company’s Board approved a stock repurchase program under which the Company may repurchase up to $500.0 million of its outstanding shares of common stock over the next three years. The repurchase program authorizes shares to be repurchased from time to time in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The actual timing, number and value of shares, if any, repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including, among others, the availability of stock, general market and business conditions, the trading price of the Company’s common stock and applicable legal requirements. This plan supersedes the Company’s previous stock repurchase programs. During the year ended December 31, 2022, the Company repurchased 5,920,744 shares of its common stock through open market and repurchase agreement transactions totaling an aggregate of $172.5 million. No stock repurchases were made during the year ended December 25, 2021.

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

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The computation of basic and diluted net income per share for the years ended December 31, 2022, December 25, 2021, and December 26, 2020 is as follows:

	12/31/2022	12/25/2021	12/26/2020
(In thousands, except for share and per share amounts)	Common stock	Common stock	Common stock
Net income (loss) from continuing operations attributable to Franchise Group	$(68,573)	$191,966	$20,645
Less: Preferred dividend declared	8,514	8,514	755
Adjusted net income (loss) from continuing operations attributable to Franchise Group available to Common Stockholders	(77,087)	183,452	19,890
Net income (loss) from discontinued operations attributable to Franchise Group	—	171,822	4,419
Adjusted net income (loss) available to Common Stockholders	$(77,087)	$355,274	$24,309

Weighted-average common shares outstanding	39,309,855	40,199,681	34,531,362
Net dilutive effect of stock options and restricted stock	—	764,501	440,573
Weighted-average dilutive shares outstanding	39,309,855	40,964,182	34,971,935

Basic net income (loss) per share:
Continuing operations	$(1.96)	$4.56	$0.57
Discontinued operations	—	4.27	0.13
Basic net income (loss) per share	$(1.96)	$8.83	$0.70

Diluted net income (loss) per share:
Continuing operations	$(1.96)	$4.48	$0.57
Discontinued operations	—	4.19	0.13
Diluted net income (loss) per share	$(1.96)	$8.67	$0.70

(12) Stock Compensation Plan

2019 Omnibus Incentive Plan

In December 2019, the Company’s stockholders approved the Company’s 2019 Omnibus Incentive Plan (the “2019 Plan”). The 2019 Plan provides for a variety of awards, including stock options, stock appreciation rights, performance units, performance shares, shares of the Company’s common stock, par value $0.01 per share, restricted stock, restricted stock units, incentive awards, dividend equivalent units and other stock-based awards. Awards under the 2019 Plan may be granted to the Company’s eligible employees, directors, or consultants or advisors. The 2019 Plan provides that an aggregate maximum of 5,000,000 shares of common stock are reserved for issuance under the 2019 Plan, subject to adjustment for certain corporate events. At December 31, 2022 and December 25, 2021, 2,439,194 and 3,004,259 shares of common stock remained available for grant, respectively.

Restricted Stock Units

The Company has awarded service-based restricted stock units (“RSUs”) to its non-employee directors, officers and certain employees. The Company recognizes expense based on the estimated fair value of the RSUs granted over the vesting period on a straight-line basis. The fair value of RSUs is determined using the Company’s closing stock price on the date of the grant. At December 31, 2022, unrecognized compensation cost related to RSUs was $5.1 million. These costs are expected to be recognized through fiscal 2023.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes the status of service-based RSU activity during the years ended December 31, 2022, December 25, 2021, and December 26, 2020:

	Number of RSUs	Weighted-Average Fair Value at Grant Date
Balance at December 28, 2019	205,206	$13.11
Granted	192,809	24.83
Vested	(85,911)	12.67
Forfeited	(15,957)	19.69
Balance at December 26, 2020	296,147	$20.51
Granted	124,350	35.95
Vested	(148,447)	20.11
Forfeited	(2,342)	12.22
Balance at December 25, 2021	269,708	$27.92
Granted	118,359	42.15
Vested	(114,765)	29.26
Forfeited	—	—
Balance at December 31, 2022	273,302	$36.39

Performance Restricted Stock Units

The Company has awarded performance restricted stock units (“PRSUs”) to its officers and certain employees. The Company recognizes expense based on the estimated fair value of the PRSUs granted over the vesting period on a straight-line basis. The fair value of PRSUs is determined using the Company’s closing stock price on the date of the grant. As the achievement of outstanding awards issued in fiscal years 2021 and 2022 was not probable at December 31, 2022, there were no unrecognized compensation costs related to these PRSUs.

The following table summarizes the status of PRSU activity during the years ended December 31, 2022, December 25, 2021, and December 26, 2020:

	Number of PRSUs	Weighted-Average Fair Value at Grant Date
Balance at December 28, 2019	465,833	$14.40
Granted	154,904	24.84
Vested	—	—
Forfeited	(2,000)	14.40
Balance at December 26, 2020	618,737	$17.00
Granted	107,023	35.66
Vested	(19,500)	14.40
Forfeited	—	—
Balance at December 25, 2021	706,260	$19.90
Granted	102,930	42.25
Adjusted for performance results achieved(1)	222,166	14.38
Vested	(666,499)	14.38
Forfeited	—	—
Balance at December 31, 2022	364,857	$32.92

(1) Represents an adjustment for performance results achieved related to outstanding 2019 PRSU shares that vested and were issued in November 2022 at 150% achievement.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Market-Based Restricted Stock Units

The Company has awarded market-based restricted stock units (“MPRSUs”) to its officers and certain employees. The Company recognizes expense based on the estimated fair value of the MPRSUs granted over the vesting period on a straight-line basis. The fair value of MPRSUs is determined using a Monte Carlo simulation valuation model to calculate grant date fair value. Compensation expense is recognized over the requisite service period using the proportionate amount of the award’s fair value that has been earned through service to date. At December 31, 2022, unrecognized compensation cost related to MPRSUs was $9.8 million. These costs are expected to be recognized through fiscal 2024.

The following table summarizes the status of MPRSU activity during the years ended December 31, 2022 and December 25, 2021:

	Number of MPRSUs	Weighted-Average Fair Value at Grant Date
Balance at December 26, 2020	—	$—
Granted	826,926	20.13
Vested	—	—
Forfeited	—	—
Balance at December 25, 2021	826,926	$20.13
Granted	70,000	39.67
Vested	—	—
Forfeited	(56,000)	20.26
Balance at December 31, 2022	840,926	$21.77

Stock Options

The Company has awarded stock options to its non-employee directors and officers. Since fiscal 2020, no stock options have been granted and all outstanding stock options were fully vested with no remaining unrecognized compensation cost. All outstanding stock options will expire in fiscal years 2023 and 2024.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2022.

	Options outstanding and exercisable
Range of Exercise Prices	Number of options outstanding and exercisable	Weighted-average exercise price	Weighted-average remaining contractual life (in years)
0.00 - 10.89	200,000	$8.81	0.9
10.90 - 12.01	54,564	11.97	0.9
	254,564	$9.49

Stock Compensation Expense

The Company recorded $15.1 million, $13.4 million, and $8.9 million of expense related to stock awards from continuing operations for the years ended December 31, 2022, December 25, 2021, and December 26, 2020, respectively.

Long-Term Incentive Plans

The Company has long-term incentive plans at various operating companies which are recorded as liabilities. Upon vesting, the awards granted under these plans may be settled in cash or shares of the Company’s stock at the Company’s discretion. The total aggregate liability for these plans as of December 31, 2022 is $8.3 million, recorded in “Accounts payable and accrued expenses” on the Consolidated Balance Sheets. During the year ended December 31, 2022, total expense recognized related to these plans was $8.0 million.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(13) Income Taxes
Tax Receivable Agreement

The Company previously had a non-controlling interest as a result of its acquisition of Buddy’s on July 10, 2019. On April 1, 2020, the Company redeemed all of the non-controlling interest units. On July 10, 2019, the Company entered into a tax receivable agreement (the “TRA”) with the then-existing non-controlling interest holders, which comprised the Buddy’s Members that provides for the payment by the Company to the non-controlling interest holders of 40% of the cash savings, if any, in federal, state and local taxes that the Company realizes or is deemed to realize as a result of any increases in tax basis of the assets of New Holdco resulting from future redemptions or exchanges of New Holdco units.

During the year ended December 26, 2020, the Company acquired an aggregate of 9,433,332 New Holdco units, which resulted in an increase in the tax basis of its investment in New Holdco subject to the provisions of the TRA. Prior to December 31, 2022, the Company recognized a total liability in the amount of $17.3 million for the payments due to the redeeming members under the Tax Receivable Agreement (“TRA Payments”), representing 40% of the cash savings it expects to realize from the tax basis increases related to the redemption of New Holdco units. TRA Payments will be made when such TRA related deductions actually reduce the Company’s income tax liability. Payments of $1.9 million were made to the Buddy’s Members pursuant to the TRA during the year ended December 31, 2022, which reduced the total liability to $15.4 million.

Pursuant to the Company’s election under Section 754 of the Internal Revenue Code (the “Code”), the Company has obtained an increase in its share of the tax basis in the net assets of New Holdco when the New Holdco units were redeemed or exchanged by the non-controlling interest holders and other qualifying transactions. The Company has treated the redemptions and exchanges of New Holdco units by the non-controlling interest holders as direct purchases of New Holdco units for U.S. federal income tax purposes. This increase in tax basis will reduce the amounts that it would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

The Coronavirus Aid, Relief, and Economic Security (CARES) Act

The Coronavirus Aid, Relief, and Economic Security, or CARES Act (the “Act”) was enacted on March 27, 2020. The Act retroactively changed the eligibility of certain assets for expense treatment in the year placed in service, back to 2018, and permitted any net operating loss for the tax years 2018, 2019 and 2020 to be carried back for 5 years. The Company recorded a total income tax benefit of $52.3 million during the year ended December 26, 2020 associated with the income tax components contained in the Act. As of December 31, 2022, the Company has completed its analysis of the tax effects of the Act but continues to monitor developments by federal and state rule making authorities regarding implementation of the Act. The Company will adjust, if needed, as new laws or guidance becomes available.

Global intangible low-taxed income (GILTI)

The Tax Cuts and Jobs Act subjects a U.S. shareholder to tax on GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company elected to account for GILTI in the year the tax is incurred as a period cost.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Components of income tax expense for the fiscal years ended December 31, 2022, December 25, 2021, and December 26, 2020 were as follows:

(In thousands)	12/31/2022	12/25/2021	12/26/2020
Current:
Federal	$52,046	$—	$(62,897)
State	12,238	1,362	615
Current tax expense	64,284	1,362	(62,282)
Deferred:
Federal	(61,372)	(37,816)	3,931
State	(11,757)	2,916	(2,150)
Deferred tax expense (benefit)	(73,129)	(34,900)	1,781
Total income tax expense (benefit)	$(8,845)	$(33,538)	$(60,501)

For the years ended December 31, 2022, December 25, 2021, and December 26, 2020, income before taxes consisted of the following:

(In thousands)	12/31/2022	12/25/2021	12/26/2020
Income (loss) before income taxes	$(77,418)	$158,428	$(49,557)

Income tax benefit differed from the amounts computed by applying the U.S. federal income tax rate of 21% to pre-tax income from continuing operations as a result of the following for years ended December 31, 2022 and December 25, 2021 are as follows:

(In thousands)	12/31/2022	12/25/2021
Computed “expected” income tax benefit	$(16,258)	$33,270
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	(2,788)	5,304
Bargain purchase gain	(738)	(27,729)
162(m) limitation	2,555	2,019
Nondeductible expenses	127	197
Stock compensation expense	(349)	(900)
Transaction costs	(179)	858
Subpart F Income	43	—
Impairment of goodwill	14,700	—
Return to provision	2,385	—
Change in uncertain tax position	(1,768)	(66)
Decrease in valuation allowance	(6,796)	(45,180)
Tax rate change	1,049	(1,311)
Other	(828)	—
Total income tax expense (benefit)	$(8,845)	$(33,538)

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The tax effect of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant portions of deferred tax assets and liabilities as of December 31, 2022 and December 25, 2021 are as follows:

(In thousands)	12/31/2022	12/25/2021
Deferred tax assets:
Federal and state net operating loss carryforward	$11,068	$16,865
Section 743 adjustment	36,006	38,604
Interest expense carryforward	1,098	1,485
State bonus depreciation	4,587	5,069
Equity compensation	6,488	3,806
Inventory	9,349	4,528
Deferred revenue	6,807	4,176
Accrued expenses and reserves	4,932	9,976
Allowances	19,446	795
Lease liability (ASC 842)	235,743	185,064
Other	21,238	3,463
Total deferred tax assets (before valuation allowance)	356,762	273,831
Valuation allowance	(1,417)	(8,213)
Total deferred tax assets (after valuation allowance)	355,345	265,618
Deferred tax liabilities
Property, plant, and equipment (U.S.)	(31,165)	(78,895)
Goodwill, intangible assets, and assets held for sale (U.S.)	(48,142)	(33,786)
Right-of-use assets (ASC 842)	(230,501)	(181,227)
Prepaid expenses	(7,010)	(4,968)
Total deferred tax liabilities	(316,818)	(298,876)
Net deferred tax asset (liability)	$38,527	$(33,258)
In assessing the realizability of the gross deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company decreased its valuation allowance by $6.8 million.

As of December 31, 2022, the Company has gross U.S. federal net operating losses of $39.9 million, state net operating losses of $42.8 million, a portion of which will begin to expire in 2024. A portion of the Company’s net operating loss carry forwards is subjected to an annual limitation under Section 382, which may restrict the Company’s ability to use them to offset its taxable income in future periods.

The Company adopted the accounting and disclosure requirements for uncertain tax positions, which require a two-step approach to evaluate tax positions. This approach involves recognizing any tax positions that are more likely than not to occur and then measuring those positions to determine the amounts to be recognized in the financial statements. The Company decreased reserves for uncertain tax positions by $1.5 million due to statute expiration and $0.4 million due to audit protection as of December 31, 2022. The Company increased reserves for an additional year of interest on prior tax positions. It is reasonably possible that $1.1 million of uncertain tax positions may be recognized in the coming year as a result of a lapse of the statute of limitations.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
A reconciliation of the beginning and ending balance of the gross liability for uncertain tax positions for the fiscal years ended December 31, 2022 and December 25, 2021, is as follows:

(In thousands)	12/31/2022	12/25/2021
Liability for uncertain tax positions, beginning of year	$4,957	$357
Decreases related to prior year positions	(1,938)	(219)
Increases related to prior year positions	170	4,819
Liability for uncertain tax positions, end of year	$3,189	$4,957

As of December 31, 2022, the Company’s earliest open tax year for U.S. federal income tax purposes was its fiscal year ended December 28, 2019.

(14) Related Party Transactions

The Company considers directors and their affiliated companies, as well as named executive officers and members of their immediate families, to be related parties.

Messrs. Kahn and Laurence

Brian Kahn and Vintage Capital Management, LLC and its affiliates (“Vintage”), in aggregate, held approximately 40.2% of the aggregate voting power of the Company through their ownership of common stock as of December 31, 2022. Mr. Kahn and Andrew Laurence are principals of Vintage. Mr. Kahn is a member of the Board, President and Chief Executive Officer of the Company. Mr. Laurence is an Executive Vice President of the Company and served as a member of the Company’s Board until May 2021.

Buddy’s Franchises. Mr. Kahn’s brother-in-law owns eight Buddy’s franchises. All transactions between the Company’s Buddy’s segment and Mr. Kahn’s brother-in-law are conducted on a basis consistent with other franchisees.

Tax Receivable Agreement

In connection with the Company’s acquisition of Buddy’s, the Company entered into a TRA with the Buddy’s Members that provides for the payment to the Buddy’s Members of 40% of the amount of any tax benefits that the Company actually realizes as a result of increases in the tax basis of the net assets of New Holdco resulting from any redemptions or exchanges of New Holdco units. Amounts due under the TRA to the Buddy’s Members as of December 31, 2022, were $15.4 million which is recorded in “Other non-current liabilities” in the accompanying Consolidated Balance Sheets. Payments made to Buddy’s Members pursuant to the Tax Receivable Agreement totaled $1.9 million during the year ended December 31, 2022, of which entities under the control of Vintage and Mr. Kahn received $1.7 million.

(15) Commitments and Contingencies
In the ordinary course of operations, the Company may become a party to legal proceedings. Based upon information currently available, management believes that such legal proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s business, financial condition, cash flows, or results of operations.

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

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Guarantees

The Company remains secondarily liable under various real estate leases that were assigned to franchisees who acquired Pet Supplies Plus or Vitamin Shoppe stores from the Company. In the event of the failure of an acquirer to pay lease payments, the Company could be obligated to pay the remaining lease payments which extend through 2033 and aggregated $30.2 million as of December 31, 2022. In certain cases, the Company could attempt to recover from the franchisees’ personal assets should the Company be required to pay remaining lease obligations.

The Company also remains secondarily liable under loan agreements entered into by certain franchisees who acquired American Freight or Buddy’s stores from the Company. In the event of the failure of these franchisees to make the loan payments, the Company could be obligated to pay the default amounts. No amounts were outstanding under these agreements, and, therefore, the Company has no potential guarantee liability as of December 31, 2022.

If the Company is required to make payments under these guarantees, the Company could seek to recover those amounts from the franchisees or in some cases their affiliates. The Company believes that payment under these guarantees is remote as of December 31, 2022.

(16) Segments

The Company’s operations are conducted in six reporting business segments: Vitamin Shoppe, Pet Supplies Plus, Badcock, American Freight, Buddy’s and Sylvan. The Company defines its segments as those operations which results its Chief Operating Decision Maker (“CODM”) regularly reviews to analyze performance and allocate resources. The Company measures the results of our segments using, among other measures, each segment’s net revenues and operating income (loss).

Total revenues by segment are as follows:

	Year Ended
(In thousands)	12/31/2022	12/25/2021	12/26/2020
Total revenue:
Vitamin Shoppe	$1,206,824	$1,172,725	$1,035,964
Pet Supplies Plus	1,288,724	917,439	—
Badcock	919,057	102,057	—
American Freight	883,484	988,892	896,431
Buddy’s	57,407	64,409	97,332
Sylvan	42,336	9,682	—
Consolidated total revenue	$4,397,832	$3,255,204	$2,029,727

Operating income (loss) by segment are as follows:

	Year Ended
(In thousands)	12/31/2022	12/25/2021	12/26/2020
Operating income (loss):
Vitamin Shoppe	$106,789	$104,004	$5,371
Pet Supplies Plus	81,228	41,654	—
Badcock	129,104	22,674	—
American Freight	(79,524)	66,541	40,348
Buddy’s	12,520	16,685	20,364
Sylvan	5,328	(712)	—
Corporate	(34,238)	$(24,495)	(13,572)
Operating income (loss):	$221,207	$226,351	$52,511

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Total assets by segment are as follows:

(In thousands)	12/31/2022	12/25/2021
Total assets:
Vitamin Shoppe	$625,543	$596,964
Pet Supplies Plus	977,234	957,849
Badcock	789,727	1,062,310
American Freight	904,378	959,282
Buddy’s	135,192	146,033
Sylvan	90,361	103,850
Corporate	107,977	86,883
Consolidated total assets	$3,630,412	$3,913,171

(17) Subsequent Events

On February 2, 2023, the Company entered into the Third Amendment to the First Lien Credit Agreement, which amends the First Lien Credit Agreement dated as of March 10, 2021 to provide for an incremental term loan facility in the principal amount of $300.0 million and change the reference rate under the First Lien Credit Agreement from LIBOR to SOFR. The net proceeds will be used to repay certain amounts outstanding under the Company’s ABL Credit Agreement.

On February 24, 2023, the Company's Board of Directors declared quarterly dividends of $0.625 per share of common stock and $0.46875 per share of Series A Preferred Stock. The dividends will be paid in cash on or about April 13, 2023 to holders of record of the Company's common stock and Series A Preferred Stock on the close of business on March 31, 2023.

On February 28, 2023, the Company's Pet Supplies Plus segment acquired 20 stores through bankruptcy proceedings of a third party for approximately $3.7 million.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described in the “Management’s Report on Internal Control Over Financial Reporting” section below.

Notwithstanding the identified material weakness, management believes that the Condensed Consolidated Financial Statements and related financial information included in this 10-K fairly present, in all material respects, our balance sheets, statements of operations, comprehensive income and cash flows as of and for the periods presented.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on the criteria set forth in the Internal Control-Integrated Framework, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting is not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness existed at December 31, 2022:

During the year ended December 31, 2022, the Company identified a material weakness in its controls over financial reporting involving the preparation of its Statement of Cash Flows. As a result of this deficiency, there was a misclassification of cash flows associated with interest payments on the Company’s secured borrowing resulting in an overstatement of cash flows provided by operating activities of $100.9 million and an overstatement of cash flows used in financing activities of $100.9 million in the Company’s 10-Q for the period ended June 25, 2022, and an overstatement of cash flows provided by operating activities of $53.0 million and an overstatement of cash used in financing activities of $53.0 million for the period ended March 26, 2022.

Management, with oversight from the Audit Committee, initiated several steps to design and implement new controls to remediate this material weakness. These steps included (i) implementing changes to the cash flow statement to segregate material non-recurring transactions, such as securitization, to allow for better visibility of the presentation of the transactions, and (ii) enhancements to processes to identify any new non-recurring transactions that occurred during the period.

While management has designed and implemented new controls to remediate this material weakness, the controls have not been in operation for a sufficient period of time to demonstrate that the material weakness has been remediated. These actions and planned actions are subject to ongoing evaluation by management and will require testing and validation of design and operating effectiveness of internal controls over financial reporting over future periods. Management is committed to the continuous improvement of internal control over financial reporting.

Notwithstanding the identified material weakness, management believes that the Consolidated Financial Statements and related financial information included in this 10-K fairly present, in all material respects, our Balance Sheets, Statements of Operations, Comprehensive Income and Cash Flows as of and for the periods presented.

Deloitte and Touche LLP, the Company’s independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued their audit report on the Company’s internal control over financial reporting, which is included herein.

Item 9B.    Other Information.
On February 24, 2023, the Company’s Board approved the Third Amended and Restated Bylaws of the Company (the “Amended Bylaws”), effective immediately, with such amendments including updates to the advance notice provisions to address the adoption by the SEC of “universal proxy” rules.

With respect to stockholder nominees to the Company’s Board, the Amended Bylaws provide, among other things, (i) that stockholders must comply with the SEC’s newly adopted Rule 14a-19 under the Exchange Act, (ii) that no stockholder may solicit proxies in support of a director nominee other than the Board’s nominees unless such stockholder has complied with Rule 14a-19 under the Exchange Act, including applicable notice and solicitation requirements, (iii) that, if any stockholder provides notice of intent to solicit proxies pursuant to Rule 14a-19 under the Exchange Act, such stockholder must provide upon request by the Company, no later than five business days prior to the applicable meeting, evidence that such stockholder has met the requirements of Rule 14a-19(a)(3) and Rule 14a-19(b) under the Exchange Act, and (iv) that the Company may disregard any proxies or votes solicited for a stockholder’s nominee(s) if such stockholder does not comply with the requirements of Rule 14a-19(a)(2) and Rule 14a-19(a)(3) under the Exchange Act.

The foregoing summary of the Amended Bylaws is qualified in its entirety by reference to the full text of the Amended Bylaws, which is filed as Exhibit 3.2 to this Annual Report on Form 10-K and incorporated herein by reference.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.
PART III
Item 10.    Directors, Executive Officers, and Corporate Governance.
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for its 2023 Annual Meeting of Stockholders.

Item 11.    Executive Compensation.
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for its 2023 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for its 2023 Annual Meeting of Stockholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for its 2023 Annual Meeting of Stockholders.

Item 14.    Principal Accounting Fees and Services.
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for its 2023 Annual Meeting of Stockholders.

PART IV
Item 15.    Exhibits, Financial Statement Schedules.
(a)Financial Statements.
The following financial statements of the Company are included in Item 8 of this Annual Report:
Audited Financial Statements for the Years Ended December 31, 2022, December 25, 2021, and December 26, 2020

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

2.3
Stock Purchase Agreement, dated as of November 22, 2021, by and among Franchise Group Newco BHF, LLC, W.S. Badcock Corporation, the shareholders set forth on Annex I thereto, and William K. Pou, Jr. (incorporated by reference to Exhibit 2.1 to Form 8-K, File No. 001-25588 filed November 24, 2021).*

2.4
Master Receivables Purchase Agreement, dated as of December 20, 2021, between W.S. Badcock Corporation and B. Riley Receivables, LLC (incorporated by reference to Exhibit 2.1 to Form 8-K, File No. 001-35588 filed December 21, 2021).*

2.5
Purchase and Sale Agreement, dated as of March 31, 2022, between W.S. Badcock Corporation and National Retail Properties, LP (incorporated by reference to Exhibit 2.9 to Form 10-Q, File No. 001-35588 filed May 5, 2022).*

2.6
Purchase and Sale Agreement, dated as of April 15, 2022, between W.S. Badcock Corporation and Mesirow Realty Sale-Leaseback, Inc (incorporated by reference to Exhibit 2.10 to Form 10-Q, File No. 001-35588 filed May 5, 2022).*

2.7
Purchase and Sale Agreement, dated as of April 26, 2022, between W.S. Badcock Corporation and CAI Investments Sub Series 100, LLC (incorporated by reference to Exhibit 2.11 to Form 10-Q, File No. 001-35588 filed May 5, 2022).*

2.8
Purchase and Sale Agreement, dated as of May 25, 2022, between W.S. Badcock Corporation and Oak Street Real Estate Capital Net Lease Property Fund (Collector), LP (incorporated by reference to Exhibit 2.8 to Form 10-Q, File No. 001-35588 filed August 4, 2022)*.

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

Exhibit Number	Exhibit Description
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

3.2*	Third Amended and Restated Bylaws of Franchise Group, Inc.
4.1	Form of Indenture (incorporated by reference to Exhibit 4.27 to Form S-3, File No. 333-236211 filed on May 21, 2020).
4.2	Description of the Company’s Common Stock (incorporated by reference to Exhibit 4.3 to Form 10-K, File No. 001-35588 filed March 10, 2021).
10.1
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

10.1.1
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

10.2
Registration Rights Agreement dated as of July 10, 2019, among Liberty Tax, Inc., Tributum, L.P., the Brian DeGustino Revocable Trust, the Amy DeGustino Revocable Trust, Samjor Family LP, Vintage RTO, L.P., Martin Meyer and Fengfeng Ren, David O’Neil and Jeffrey D. Miller (incorporated by reference to Exhibit 10.2 to Form 8-K, File No. 001-35588 filed on July 11, 2019).

10.2.1
Amendment No. 1 to Registration Rights Agreement, dated as of September 30, 2019, among Franchise Group, Inc., Tributum, L.P., Samjor Family LP, Vintage RTO, L.P., Vintage Capital Management, LLC and Vintage Tributum, LP (incorporated by reference to Exhibit 10.2 to Form 8-K, File No. 001-35588 filed on October 1, 2019).

10.2.2
Amendment No. 2 to Registration Rights Agreement, dated as of October 23, 2019, by and among Franchise Group, Inc., Tributum, L.P., Samjor Family LP, Vintage RTO, L.P., Vintage Capital Management, LLC and Vintage Tributum, LP (incorporated by reference to Exhibit 10.7 to Form 8-K, File No. 001-35588 filed on October 23, 2019).

10.2.3	Amendment No. 3 to Registration Rights Agreement dated as of December 16, 2019 (incorporated by reference to Exhibit 10.4 to Form 8-K, File No. 001-35588 filed on December 17, 2019).
10.2.4
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

10.3
Income Tax Receivable Agreement dated as of July 10, 2019, among Liberty Tax, Inc., Vintage RTO, L.P., Samjor Family LP, the Brian DeGustino Revocable Trust, the Amy DeGustino Revocable Trust, Martin Meyer, Fengfeng Ren, David O’Neil and Jeffrey D. Miller (incorporated by reference to Exhibit 10.6 to Form 8-K, File No. 001-35588 filed on July 11, 2019).

10.4#
Executive Employment and Severance Agreement between Brian Kahn and Franchise Group, Inc., dated October 2, 2019 (incorporated by reference to Exhibit 10.3 to Form 8-K, File No. 001-35588 filed on October 4, 2019).

10.5#
Executive Employment and Severance Agreement between Eric Seeton and Franchise Group, Inc., dated October 2, 2019 (incorporated by reference to Exhibit 10.4 to Form 8-K, File No. 001-35588 filed on October 4, 2019).

Exhibit Number	Exhibit Description
10.6#
Executive Employment and Severance Agreement between Andrew Laurence and Franchise Group, Inc., dated October 2, 2019 (incorporated by reference to Exhibit 10.5 to Form 8-K, File No. 001-35588 filed on October 4, 2019).

10.7#
Executive Employment and Severance Agreement between Andrew Kaminsky and Franchise Group, Inc., dated October 2, 2019 (incorporated by reference to Exhibit 10.6 to Form 8-K, File No. 001-35588 filed on October 4, 2019).

10.8#	Franchise Group, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on December 5, 2019).
10.9#	Form of Franchise Group, Inc. 2019 Omnibus Incentive Plan Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K, File No. 001-35588 filed on December 5, 2019).
10.10#	Form of Franchise Group, Inc. 2019 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K, File No. 001-35588 filed on December 5, 2019).
10.11#
Form of Franchise Group, Inc. 2019 Omnibus Incentive Plan Performance Restricted Stock Unit Award Memorandum and Agreement (incorporated by reference to Exhibit 10.4 to Form 8-K, File No. 001-35588 filed on December 5, 2019).

10.12
Registration Rights Agreement, dated as of February 14, 2020, by and between Franchise Group, Inc. and Kayne FRG Holdings, L.P. (incorporated by reference to Exhibit 10.7, File No. 001-35588 filed on February 18, 2020).

10.13
Second Amended and Restated Limited Liability Company Agreement of Franchise Group New Holdco, LLC dated as of April 1, 2020, between Franchise Group New Holdco, Inc., as the company, and Franchise Group, Inc. (incorporated by reference to Exhibit 10.18.2 to Form 10-K/T, File No. 001-35588 filed on April 24, 2020).

10.14#	Executive Employment and Severance Agreement between Todd Evans and Franchise Group, Inc., dated as of August 1, 2020.
10.14.1#
Amendment to Executive Employment and Severance Agreement between Todd Evans and Franchise Group, Inc., dated as of March 8, 2021 (incorporated by reference to Exhibit 10.50.1 to Form 10-K, File No. 001-35588 filed March 10, 2021).

10.15
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

10.15.1
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

10.16
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

10.17
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

10.18
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
10.19
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

10.20
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

10.21
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

10.21.2
Second Amendment to the Third Amended and Restated Loan and Security Agreement, dated as of November 22, 2021, by and among Franchise Group, Inc., Franchise Group Newco PSP, LLC, Valor Acquisition, LLC, Franchise Group Newco Intermediate AF, LLC, the other loan parties party thereto from time to time, and JPMorgan Chase Bank, N.A., as Agent (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on June 6, 2022).

10.21.3
Third Amendment to the Third Amended and Restated Loan and Security Agreement, dated as of November 22, 2021, by and among Franchise Group, Inc., Franchise Group Newco PSP, LLC, Valor Acquisition, LLC, Franchise Group Newco Intermediate AF, LLC, W.S. Badcock Corporation, the other loan parties party thereto from time to time, and JPMorgan Chase Bank, N.A., as Agent (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on August 23, 2022).

10.22
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

10.23
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

10.24
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

10.25
First Lien Pari Passu Intercreditor Agreement, dated as of November 22, 2021, by and among JPMorgan Chase Bank, N.A. as Initial FRG Representative and Initial FRG Collateral Agent and JPMorgan Chase Bank, N.A. as BDK Representative and BDK Collateral Agent (incorporated by reference to Exhibit 10.5 to Form 8-K, File No. 001-35588 filed November 24, 2021).

10.26
Second Lien Pari Passu Intercreditor Agreement, dated as of November 22, 2021, by and among Alter Domus (US) LLC, as Initial FRG Representative and Initial FRG Collateral Agent and Alter Domus (US) LLC, as BDK Representative and BDK Collateral Agent (incorporated by reference to Exhibit 10.6 to Form 8-K, File No. 001-35588 filed November 24, 2021).

Exhibit Number	Exhibit Description
10.27
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

10.28
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

10.29
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

10.30
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

10.31
First Lien Collateral Agreement, dated as of November 22, 2021, by and among W. S. Badcock Corporation and JPMorgan Chase Bank, N.A. as Collateral Agent (incorporated by reference to Exhibit 10.12 to Form 8-K, File No. 001-35588 filed November 24, 2021).

10.32
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

10.34
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

10.35
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

10.36
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

10.39
Servicing Agreement, dated as of December 20, 2021, between W.S. Badcock Corporation and B. Riley Receivables, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed December 21, 2021).

10.40#
Executive Employment and Severance Agreement between Lee Wright and Franchise Group, Inc., dated as of January 3, 2022 (incorporated by reference to Exhibit 10.43 to Form 10-K, File No. 001-35588 filed February 23, 2022).

Exhibit Number	Exhibit Description
21.1*	Subsidiaries of Franchise Group, Inc.
23.1*	Consent of Deloitte & Touche LLP
24.1*	Power of Attorney (included on signature page)
31.1**	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101	The following materials from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2022, are formatted in XBRL (eXtensible Business Reporting Language):(i) Consolidated Balance Sheets as of December 31, 2022 and December 25, 2021, (ii) Consolidated Statements of Operations for the years ended December 31, 2022, December 25, 2021, and December 26, 2020 iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, December 25, 2021 and December 26, 2020, (iv) Consolidated Statement of Stockholders' Equity for the years ended December 31, 2022, December 25, 2021 and December 26, 2020, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2022, December 25, 2021 and December 26, 2020, and (vi) Notes to Audited Consolidated Financial Statements.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
*    Filed herewith.
**    Furnished herewith.
#    Indicates management contract or compensatory plan

Item 16.    Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANCHISE GROUP, INC. (Registrant)
Date: February 28, 2023	By:	/s/ BRIAN R. KAHN
Brian R. Kahn Chief Executive Officer and Director (Principal Executive Officer)

Date: February 28, 2023	By:	/s/ ERIC F. SEETON
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

Date: February 28, 2023	By:	/s/ BRIAN R. KAHN
Brian R. Kahn Chief Executive Officer and Director (Principal Executive Officer)
Date: February 28, 2023	By:	/s/ ERIC F. SEETON
Eric F. Seeton Chief Financial Officer (Principal Financial and Accounting Officer)
Date: February 28, 2023	By:	/s/ MATTHEW AVRIL
Matthew Avril Director and Chairman of the Board
Date: February 28, 2023	By:	/s/ CYNTHIA DUBIN
Cynthia Dubin Director
Date: February 28, 2023	By:	/s/ LISA M. FAIRFAX
Lisa M. Fairfax Director

Date: February 28, 2023	By:	/s/ THOMAS HERSKOVITS
Thomas Herskovits Director
Date: February 28, 2023	By:	/s/ NANHI SINGH
Nanhi Singh Director
Date: February 28, 2023	By:	/s/ GARY S. RICH
Gary S. Rich Director