Form 10-Q
period 2023-04-01
Franchise Group, Inc.
filed 2023-05-10
CIK 1528930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 1, 2023

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.01 value per share, as of May 5, 2023 was 35,172,623 shares.

FRANCHISE GROUP, INC. AND SUBSIDIARIES

Form 10-Q for the Quarterly Period Ended April 1, 2023

PART I. FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS (UNAUDITED)

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
(In thousands, except share count and per share data)	April 1, 2023	March 26, 2022
Revenues:
Product	$976,808	$979,164
Service and other	120,567	148,282
Rental	7,446	8,024
Total revenues	1,104,821	1,135,470
Operating expenses:
Cost of revenue:
Product	656,904	616,585
Service and other	9,579	8,663
Rental	2,626	2,861
Total cost of revenue	669,109	628,109
Selling, general, and administrative expenses	387,241	376,995
Goodwill impairment	75,000	—
Total operating expenses	1,131,350	1,005,104
Income (loss) from operations	(26,529)	130,366
Other expense:
Bargain purchase gain	—	(67)
Other, net	(1,834)	(21,977)
Interest expense, net	(87,129)	(92,327)
Income (loss) from operations before income taxes	(115,492)	15,995
Income tax expense (benefit)	(7,175)	3,678
Net income (loss) attributable to Franchise Group, Inc.	(108,317)	12,317
Other comprehensive income (loss)	—	—
Comprehensive income (loss)	$(108,317)	$12,317

Net income (loss) per share:
Basic	$(3.16)	$0.25
Diluted	(3.16)	0.25

Weighted-average shares outstanding:
Basic	35,002,174	40,307,412
Diluted	35,002,174	41,107,793

See accompanying notes to condensed consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share count and per share data)	April 1, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$98,266	$80,783
Current receivables, net of allowance for credit losses of $(3,038) and $(4,106), respectively	151,723	170,162
Current securitized receivables, net of allowance for credit losses of $(71,148) and $(57,095), respectively	290,367	292,913
Inventories, net	759,891	736,841
Current assets held for sale	7,633	8,528
Other current assets	29,610	27,272
Total current assets	1,337,490	1,316,499
Property, plant, and equipment, net	234,705	223,718
Non-current receivables, net of allowance for credit losses of $(1,064) and $(892), respectively	11,202	11,735
Non-current securitized receivables, net of allowance for credit losses of $(9,418) and $(7,705), respectively	38,437	39,527
Goodwill	663,466	737,402
Intangible assets, net	114,000	116,799
Tradenames	222,703	222,703
Operating lease right-of-use assets	910,269	890,949
Investment in equity securities	9,758	11,587
Other non-current assets	65,232	59,493
Total assets	$3,607,262	$3,630,412
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term obligations, net	$11,771	$6,935
Current installments of debt secured by accounts receivable, net	412,862	340,021
Current operating lease liabilities	179,246	179,519
Accounts payable and accrued expenses	415,665	376,895
Other current liabilities	40,983	40,541
Total current liabilities	1,060,527	943,911
Long-term obligations, excluding current installments	1,394,320	1,374,479
Non-current liabilities debt secured by accounts receivable, net	68,163	107,448
Non-current operating lease liabilities	741,174	720,474
Other non-current liabilities	65,431	62,720
Total liabilities	3,329,615	3,209,032

Stockholders’ equity:
Common stock, $0.01 par value per share, 180,000,000 shares authorized, 35,148,564 and 34,925,733 shares issued and outstanding at April 1, 2023 and December 31, 2022, respectively	351	349
Preferred stock, $0.01 par value per share, 20,000,000 shares authorized, and 4,541,125 shares issued and outstanding at April 1, 2023 and December 31, 2022, respectively	45	45
Additional paid-in capital	310,160	311,069
Retained earnings (deficit)	(32,909)	109,917
Total equity	277,647	421,380
Total liabilities and equity	$3,607,262	$3,630,412

See accompanying notes to condensed consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three Months Ended April 1, 2023
(In thousands)	Common stock shares	Common stock	Preferred stock shares	Preferred stock	Additional paid-in-capital	Retained earnings (deficit)	Total Franchise Group equity
Balance at December 31, 2022	34,926	$349	4,541	$45	$311,069	$109,917	$421,380
Cumulative effect of adopted accounting standards, net	—	—	—	—	—	(9,978)	(9,978)
Net loss	—	—	—	—	—	(108,317)	(108,317)
Exercise of stock options	15	1	—	—	130	—	131
Stock-based compensation, net	208	1	—	—	(1,039)	—	(1,038)
Common dividend declared ($0.625 per share)	—	—	—	—	—	(22,403)	(22,403)
Preferred dividend declared ($0.469 per share)	—	—	—	—	—	(2,128)	(2,128)
Balance at April 1, 2023	35,149	$351	4,541	$45	$310,160	$(32,909)	$277,647

	Three Months Ended March 26, 2022
(In thousands)	Common stock shares	Common stock	Preferred stock shares	Preferred stock	Additional paid-in-capital	Retained earnings	Total Franchise Group equity
Balance at December 25, 2021	40,297	$403	4,541	$45	$475,396	$286,987	$762,831
Net income	—	—	—	—	—	12,317	12,317
Exercise of stock options	15	—	—	—	180	—	180
Stock-based compensation, net	41	1	—	—	5,028	—	5,029
Issuance of common stock	1	—	—	—	24	—	24
Common dividend declared ($0.625 per share)	—	—	—	—	—	(26,567)	(26,567)
Preferred dividend declared ($0.469 per share)	—	—	—	—	—	(2,128)	(2,128)
Balance at March 26, 2022	40,354	$404	4,541	$45	$480,628	$270,609	$751,686

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
(In thousands)	April 1, 2023	March 26, 2022
Operating Activities
Net income (loss)	$(108,317)	$12,317
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses for accounts receivable	20,327	15,103
Depreciation, amortization, and impairment charges	21,851	22,033
Goodwill impairment	75,000	—
Amortization of deferred financing costs	2,830	6,379
Securitized financing costs	27,000	29,801
Stock-based compensation expense	2,719	5,447
Change in fair value of investment	1,830	23,723
Gain on bargain purchases and sales of Company-owned stores	—	(2,206)
Other non-cash items	(42)	(2,227)
Changes in operating assets and liabilities	(23,511)	(101,227)
Net cash provided by operating activities	19,687	9,143
Investing Activities
Purchases of property, plant, and equipment	(14,219)	(9,752)
Proceeds from sale of property, plant, and equipment	1,166	2,554
Acquisition of business, net of cash and restricted cash acquired	(3,682)	(3,930)
Net cash (used in) investing activities	(16,735)	(11,128)
Financing Activities
Dividends paid	(25,698)	(27,315)
Issuance of long-term debt and other obligations	415,000	67,000
Repayment of long-term debt and other obligations	(387,585)	(182,096)
Proceeds from secured debt obligations	132,151	57,358
Repayment of secured debt obligations	(97,210)	(55,096)
Principal payments of finance lease obligations	(1,207)	(768)
Payment for debt issue costs	(17,393)	—
Cash paid for taxes on exercises/vesting of stock-based compensation, net	(3,626)	(215)
Net cash provided by (used in) financing activities	14,432	(141,132)
Net increase (decrease) in cash equivalents and restricted cash	17,384	(143,117)
Cash, cash equivalents and restricted cash at beginning of period	81,250	292,714
Cash, cash equivalents and restricted cash at end of period	$98,634	$149,597
Supplemental Cash Flow Disclosure
Cash paid for taxes, net of refunds	$1,562	$274
Cash paid for interest	30,847	21,424
Cash paid for interest on secured debt	23,757	16,830
Accrued capital expenditures	2,229	3,177
Capital expenditures funded by finance lease liabilities	12,741	—
See accompanying notes to condensed consolidated financial statements.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Statements of Cash Flows.

(In thousands)	April 1, 2023	March 26, 2022
Cash and cash equivalents	$98,266	$149,597
Restricted cash included in other non-current assets	368	—
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$98,634	$149,597

Amounts included in other non-current assets represent those required to be set aside by a contractual agreement with an insurer for the payment of specific workers’ compensation claims.

FRANCHISE GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Basis of Presentation

Unless otherwise stated, references to the “Company,” “we,“ “us,” and “our” in this Quarterly Report on Form 10-Q (this “Quarterly Report”) refer to Franchise Group, Inc. and its direct and indirect subsidiaries on a consolidated basis. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2022 that was filed with the Securities and Exchange Commission (“SEC”) on February 28, 2023 (the “Form 10-K”).

In the opinion of management, all adjustments (including those of a normal recurring nature) necessary for a fair presentation of such condensed consolidated financial statements in accordance with GAAP have been recorded. The December 31, 2022 balance sheet information was derived from the audited financial statements as of that date.

Reclassifications

Certain prior year amounts within the footnotes have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which changes how companies measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard replaces the “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost (which generally will result in the earlier recognition of allowances for losses) and requires companies to record allowances for available-for-sale debt securities, rather than reduce the carrying amount. In addition, companies will have to disclose significantly more information, including information used to track credit quality by year of origination, for most financing receivables.

Effective January 1, 2023, the Company adopted ASU 2016-13 and applied a cumulative-effect adjustment to retained earnings. The Company has reviewed its entire portfolio of assets recognized on the balance sheet as of December 31, 2022 and identified customer receivables and securitized receivables as the materially impacted assets within the scope of ASC 326. Upon adoption of ASC 326 the Company recorded a net decrease to retained earnings of $10.0 million as of January 1, 2023. Prior period amounts were not adjusted and will continue to be reported under the previous accounting standards.

The cumulative effect of the changes made to the Company’s Condensed Consolidated Balance Sheet as a result of the adoption of ASC 326 were as follows:

	Impact of Adoption of ASC 326
(In thousands)	Balance at December 31, 2022	Adjustments due to ASC 326	Balance at January 1, 2023
Assets
Current receivables, net	$170,162	$(654)	$169,508
Current securitized receivables, net	292,913	(11,619)	281,294
Non-current securitized receivables, net	39,527	(1,568)	37,959
Deferred income taxes	38,528	3,863	42,391
Stockholders’ Equity
Retained earnings	$109,917	$(9,978)	$99,939

(2) Acquisitions

The Company continually looks to diversify and grow its portfolio of brands through acquisitions. On February 28, 2023, the Company’s Pet Supplies Plus segment acquired 20 stores through bankruptcy proceedings of a third party for approximately $3.7 million. The components of the preliminary purchase price allocation are not presented herein due to the immateriality of the transaction to the Company overall. The Company’s Pet Supplies Plus segment subsequently franchised 12 of the 20 acquired stores.

(3) Accounts and Notes Receivable

Current and non-current receivables as of April 1, 2023 and December 31, 2022 are presented in the Condensed Consolidated Balance Sheets as follows:

(In thousands)	April 1, 2023	December 31, 2022
Trade accounts receivable	$30,916	$40,165
Customer accounts receivable	26,266	56,639
Franchisee accounts receivable	58,795	46,778
Notes receivable	2,211	2,361
Income tax receivable	36,573	28,325
Allowance for credit losses	(3,038)	(4,106)
Current receivables, net	151,723	170,162
Notes receivable, non-current	12,266	12,627
Allowance for credit losses, non-current	(1,064)	(892)
Non-current receivables, net	11,202	11,735
Total receivables	$162,925	$181,897

Allowance for Credit Losses

The adequacy of the allowance for credit losses is assessed on a quarterly basis and adjusted as deemed necessary. Receivables that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for credit losses. Expected credit losses for trade and franchisee accounts receivable are immaterial. Notes receivable are due from the Company’s franchisees and are collateralized by the underlying franchise. The debtors’ ability to repay the notes is dependent upon both the performance of the franchisee’s industry as a whole and the individual franchise areas.

Activity in the allowance for credit losses for trade, customer, and franchisee accounts receivable and notes receivable for the three months ended April 1, 2023 and March 26, 2022 were as follows:

	Three Months Ended
(In thousands)	April 1, 2023	March 26, 2022
Balance at beginning of period	$4,998	$6,192
Cumulative effect of adopted accounting standards	654	—
Provision for credit loss expense (benefit)	(1,541)	(669)
Write-offs, net of recoveries	(9)	—
Balance at end of period	$4,102	$5,523

Past due amounts are primarily attributable to trade and franchisee accounts receivable that have been generated over the past year and are past due by 1-30 days. The delinquency distribution of accounts and notes receivable past due at April 1, 2023 were as follows:

	April 1, 2023
(In thousands)	Past due	Current	Total receivables
Accounts receivable	$8,311	$107,666	$115,977
Notes receivable	—	14,417	14,417
Total accounts and notes receivable	$8,311	$122,083	$130,394

(4) Securitized Accounts Receivable

In order to monetize its customer credit receivables portfolio, the Company's Badcock Home Furniture & more (“Badcock”) segment sells beneficial interests in customer revolving lines of credit pursuant to securitization transactions. The Company securitized an additional $133.4 million of its customer credit receivables portfolio during the three months ended April 1, 2023. For additional details regarding these securitizations, refer to “Note 5 – Securitized Accounts Receivable” in the Form 10-K.

When securitized receivables are delinquent for approximately one year, the estimated uncollectible amount from the customer is written off and the corresponding securitized accounts receivable is reduced. Financial instruments that could potentially subject the Company to concentrations of credit risk consist of accounts receivable with its customers. The Company manages such risk by managing the customer accounts receivable portfolio using delinquency as a key credit quality indicator. Management believes the allowance is adequate to cover the Company’s credit loss exposure. Due to their non-recourse nature, the Company will record a gain on extinguishment for any debt secured by uncollectible accounts receivable in the future when the debt meets the extinguishment requirements in accordance with ASC 470, “Debt”.

Activity in the allowance for credit losses on securitized accounts for the three months ended April 1, 2023 and March 26, 2022 was as follows:

	Three Months Ended
(In thousands)	April 1, 2023	March 26, 2022
Balance at beginning of period	$64,800	$—
Cumulative effect of adopted accounting standards	13,187	—
Provision for credit loss expense	21,995	15,792
Write-offs, net of recoveries	(19,416)	(12,126)
Balance at end of period	$80,566	$3,666

Current amounts include receivables for customers who have made a payment in the past 30 days. Any customers who have not made a required payment within the last 30 days are considered past due. The following table presents the delinquency distribution of the carrying value of customer accounts receivable by year of origination as of April 1, 2023:

Delinquency Bucket	2023	2022	2021	Prior	Total
(in thousands)
Current	$76,678	$167,866	$22,218	$5,649	$272,411
1-30	12,103	32,889	6,926	1,987	53,904
31-60	1,310	7,976	2,533	1,008	12,827
61-90	—	5,781	1,931	735	8,448
91+	—	41,224	28,222	11,532	80,977
Total	$90,091	$255,735	$61,830	$20,910	$428,567

Servicing revenue, interest income and interest expense generated from securitized receivables for the three months ended April 1, 2023 and March 26, 2022 were as follows:

(In thousands)	April 1, 2023	March 26, 2022
Securitization servicing revenue	$3,245	$2,652
Interest income from securitization[1]	30,475	65,269
Interest expense, debt secured by accounts receivable	(48,125)	(65,299)

1 Includes interest income from Badcock customer receivables (refer to “Note 3 – Accounts and Notes Receivable”) and securitized receivables.

(5) Goodwill and Intangible Assets

The Company performs impairment tests for goodwill as of the end of July of each fiscal year and between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair values of the Company’s reporting units below their carrying values. As a result of the Company’s American Freight segment’s underperformance compared to projections for the three months ended April 1, 2023, as well as current macroeconomic conditions, the Company updated its long-term forecasts. The Company performed an interim goodwill impairment quantitative assessment as of April 1, 2023, and based on the results of the analysis, the Company recorded a non-cash goodwill impairment charge of $75.0 million, which was recorded in “Goodwill impairment” in the accompanying Condensed Consolidated Statements of Operations. Other than the American Freight segment’s accumulated goodwill impairment of $70.0 million as of December 31, 2022, no other reporting units had accumulated goodwill impairment losses recorded.

The estimated fair value of the Company’s American Freight reporting unit was calculated using a weighted-average of values determined from an income approach and a market approach. The income approach involves estimating the fair value of each reporting unit by discounting its estimated future cash flows using a discount rate that would be consistent with a market participant’s assumption. The market approach bases the fair value measurement on information obtained from observed stock prices of public companies and recent merger and acquisition transaction data of comparable entities. In order to estimate the fair value of goodwill, management must make certain estimates and assumptions that affect the total fair value of the reporting unit including, among other things, an assessment of market conditions, projected cash flows, discount rates and growth rates. Management’s estimates of projected cash flows related to the reporting unit include, but are not limited to, future earnings of the reporting unit, assumptions about the use or disposition of assets included in the reporting unit, estimated remaining lives of those assets, and future expenditures necessary to maintain the assets’ existing service potential. The assumptions in the fair value measurement reflect the current market environment, industry-specific factors and company-specific factors.

Changes in the carrying amount of goodwill for the three months ended April 1, 2023 are as follows:

	Vitamin Shoppe	Pet Supplies Plus	American Freight	Buddy’s	Sylvan	Total
Balance as of December 31, 2022	$1,277	$336,791	$300,829	$79,099	$19,406	$737,402
Acquisitions	—	3,690	—	—	—	3,690
Goodwill impairment	—	—	(75,000)	—	—	(75,000)
Disposals and purchase accounting adjustments	—	(2,626)	—	—	—	(2,626)
Balance as of April 1, 2023	$1,277	$337,855	$225,829	$79,099	$19,406	$663,466

Components of intangible assets as of April 1, 2023 and December 31, 2022 were as follows:

	April 1, 2023
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite lived tradenames	$222,703	$—	$222,703

Intangible assets:
Franchise and dealer agreements	$96,005	$(16,218)	$79,787
Customer contracts	42,528	(9,807)	32,721
Other intangible assets	2,374	(882)	1,492
Total intangible assets	$140,907	$(26,907)	$114,000

	December 31, 2022
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite lived tradenames	$222,703	$—	$222,703

Intangible assets:
Franchise and dealer agreements	$96,005	$(14,348)	$81,657
Customer contracts	42,484	(8,878)	33,606
Other intangible assets	2,313	(777)	1,536
Total intangible assets	$140,802	$(24,003)	$116,799

(6) Revenue

For details regarding the principal activities from which the Company generates its revenue, refer to “Note 1 – Description of Business and Summary of Significant Accounting Policies Presentation” in the Form 10-K. For more detailed information regarding reportable segments, refer to “Note 13 – Segments” in this Quarterly Report. The following represents the disaggregated revenue by reportable segments for the three months ended April 1, 2023:

	Three Months Ended
	April 1, 2023
(In thousands)	Vitamin Shoppe	Pet Supplies Plus	Badcock	American Freight	Buddy’s	Sylvan	Consolidated
Retail sales	$320,597	$163,259	$132,256	$202,150	$724	$8	$818,994
Wholesale sales	782	151,982	—	5,050	—	—	157,814
Total product revenue	321,379	315,241	132,256	207,200	724	8	976,808
Royalties and advertising fees	178	10,884	—	795	5,183	9,880	26,920
Financing revenue	—	—	498	9,927	—	—	10,425
Interest income	—	83	22,239	177	—	—	22,499
Interest income from amortization of original purchase discount	—	—	8,236	—	—	—	8,236
Warranty and damage revenue	—	—	12,305	10,588	1,563	—	24,456
Other revenues	145	7,863	11,753	7,874	52	344	28,031
Total service revenue	323	18,830	55,031	29,361	6,798	10,224	120,567
Rental revenue, net	—	—	—	—	7,446	—	7,446
Total rental revenue	—	—	—	—	7,446	—	7,446
Total revenue	$321,702	$334,071	$187,287	$236,561	$14,968	$10,232	$1,104,821

The following represents the disaggregated revenue by reportable segments for the three months ended March 26, 2022:

	Three Months Ended
	March 26, 2022
(In thousands)	Vitamin Shoppe	Pet Supplies Plus	Badcock	American Freight	Buddy’s	Sylvan	Consolidated
Retail sales	$310,430	$162,549	$166,642	$211,513	$1,070	$11	$852,215
Wholesale sales	175	123,232	—	3,542	—	—	126,949
Total product revenue	310,605	285,781	166,642	215,055	1,070	11	979,164
Royalties and advertising fees	134	9,062	—	548	4,824	9,509	24,077
Financing revenue	—	—	—	8,175	—	—	8,175
Interest income	—	73	27,663	195	—	—	27,931
Interest income from amortization of original purchase discount	—	—	37,606	—	—	—	37,606
Warranty and damage revenue	—	—	13,546	11,479	1,604	—	26,629
Other revenues	214	6,298	10,802	5,964	63	523	23,864
Total service revenue	348	15,433	89,617	26,361	6,491	10,032	148,282
Rental revenue, net	—	—	—	—	8,024	—	8,024
Total rental revenue	—	—	—	—	8,024	—	8,024
Total revenue	$310,953	$301,214	$256,259	$241,416	$15,585	$10,043	$1,135,470

Contract Balances

The following table provides information about receivables and contract liabilities (deferred revenue) from contracts with customers as of April 1, 2023 and December 31, 2022:

(In thousands)	April 1, 2023	December 31, 2022
Accounts receivable	$115,977	$143,582
Notes receivable	14,477	14,988

Customer deposits	$21,663	$20,816
Gift cards and loyalty programs	9,496	9,565
Deferred franchise fee revenue	23,642	22,175
Other deferred revenue	9,955	10,688
Total deferred revenue	$64,756	$63,244

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

(7) Long-Term Obligations

For details regarding the Company’s long-term debt obligations, refer to “Note 10 – Long-Term Obligations” in the Form 10-K.

Long-term obligations at April 1, 2023 and December 31, 2022 were as follows:

(In thousands)	April 1, 2023	December 31, 2022
Term loans, net of debt issuance costs
First lien term loan, due March 10, 2026	$1,064,470	$779,777
Second lien term loan, due September 10, 2026	289,993	289,435
Total term loans, net of debt issuance costs	1,354,463	1,069,212
ABL Revolver	23,500	295,000
Other long-term obligations	5,061	6,147
Finance lease liabilities	23,067	11,055
Total long-term obligations	1,406,091	1,381,414
Less current installments	11,771	6,935
Total long-term obligations, net	$1,394,320	$1,374,479

First Lien Credit Agreement

On February 2, 2023, the Company entered into the Third Amendment to the First Lien Credit Agreement, which amends the First Lien Credit Agreement dated as of March 10, 2021 to provide for an incremental term loan facility in the principal amount of $300.0 million and change the reference rate under the First Lien Credit Agreement from LIBOR to SOFR. The net proceeds were used to repay certain amounts outstanding under the Company’s ABL Credit Agreement.

Compliance with Debt Covenants

The Company's revolving credit and long-term debt agreements impose restrictive covenants on it, including requirements to meet certain ratios. As of April 1, 2023, the Company was in compliance with all covenants under these agreements and, based on a continuation of current operating results, the Company expects to be in compliance for the next twelve months.

(8) Income Taxes

Overview

For the three months ended April 1, 2023 and March 26, 2022, the Company had an effective tax rate of 6.2% and 23.0%, respectively. The changes in the effective tax rate compared to the prior year are due to a current year projected pre-tax loss compared to prior year pre-tax income and a current year non-cash goodwill impairment charge that is nondeductible for tax purposes.

Tax Receivable Agreement

On July 10, 2019, the Company entered into a tax receivable agreement (the “Tax Receivable Agreement”) with the then-existing non-controlling interest holders (the “Buddy’s Members”) that provides for the payment by the Company to the Buddy’s Members of 40% of the cash savings, if any, in federal, state and local taxes that the Company realizes or is deemed to realize as a result of any increases in tax basis of the assets of Franchise Group New Holdco, LLC (“New Holdco”) resulting from future redemptions or exchanges of New Holdco units.

Payments will be made when such Tax Receivable Agreement related deductions actually reduce the Company’s income tax liability. No payments were made to the Buddy’s Members pursuant to the Tax Receivable Agreement during the three months ended April 1, 2023. Total amounts due under the Tax Receivable Agreement to the Buddy’s Members as of April 1, 2023 were $15.4 million, with $1.0 million in “Other current liabilities” and the remaining amount recorded in “Other non-current liabilities” in the accompanying Condensed Consolidated Balance Sheets. Pursuant to the Company’s election under Section 754 of the Internal Revenue Code (the “Code”), the Company has obtained an increase in its share of the tax basis in the net assets of New Holdco when the New Holdco units were redeemed or exchanged by the non-controlling interest holders and other qualifying transactions. The Company has treated the redemptions and exchanges of New Holdco units by the non-controlling interest holders as direct purchases of New Holdco units for U.S. federal income tax purposes. This increase in tax basis will reduce the amounts that it would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

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

The following table sets forth the calculations of basic and diluted net income (loss) per share:

	Three Months Ended
(In thousands, except for share and per share amounts)	April 1, 2023	March 26, 2022
Net income (loss) attributable to Franchise Group	$(108,317)	$12,317
Less: Preferred dividend declared	(2,128)	(2,128)
Adjusted net income (loss) available to Common Stockholders	$(110,445)	$10,189

Weighted-average common stock outstanding	35,002,174	40,307,412
Net dilutive effect of stock options and restricted stock	—	800,381
Weighted-average diluted shares outstanding	35,002,174	41,107,793

Net income (loss) per share:
Basic net income per share	$(3.16)	$0.25
Diluted net income per share	(3.16)	0.25

(10) Equity & Stock Compensation Plans

For a discussion of our stock-based compensation plans, refer to “Note 12 – Stock Compensation Plans” in the Form 10-K.

Restricted Stock Units

The Company has awarded service-based restricted stock units (the “RSUs”) to its non-employee directors, officers and certain employees. The Company recognizes expense based on the estimated fair value of the RSUs granted over the vesting period on a straight-line basis. The fair value of RSUs is determined using the Company’s closing stock price on the date of the grant. At April 1, 2023, unrecognized compensation costs related to the RSUs were $11.7 million. These costs are expected to be recognized through fiscal year 2024.

The following table summarizes the status of the RSUs as of and changes during the three months ended April 1, 2023:

	Number of RSUs	Weighted average fair value at grant date
Balance as of December 31, 2022	273,302	$36.39
Granted	284,818	27.89
Vested	(51,431)	28.23
Canceled	(500)	42.41
Balance as of April 1, 2023	506,189	$32.43

Performance Restricted Stock Units

The Company has awarded performance restricted stock units (the “PRSUs”) to its officers and certain employees. The Company recognizes expense based on the estimated fair value of the PRSUs granted over the vesting period on a straight-line basis. The fair value of PRSUs is determined using the Company’s closing stock price on the date of the grant. At April 1, 2023, unrecognized compensation costs related to the PRSUs were $5.9 million. These costs are expected to be recognized through fiscal year 2025.

The following table summarizes the status of the PRSUs as of and changes during the three months ended April 1, 2023:

	Number of PRSUs	Weighted average fair value at grant date
Balance as of December 31, 2022	364,857	$32.92
Granted	217,088	33.79
Adjusted for performance results achieved(1)	154,904	24.84
Vested	(282,256)	24.82
Canceled	(500)	42.41
Balance as of April 1, 2023	454,093	$35.60

(1) Represents an adjustment for performance results achieved related to outstanding 2020 PRSU shares that reached 200% achievement in March 2023.

Market-Based Performance Restricted Stock Units

The Company has awarded market-based performance restricted stock units (the “MPRSUs”) to its officers and certain employees. The Company recognizes expense based on the estimated fair value of the MPRSUs granted over the vesting period on a straight-line basis. The fair value of MPRSUs is determined using a Monte Carlo simulation valuation model to calculate grant date fair value. Compensation expense is recognized over the requisite service period using the proportionate amount of the award’s fair value that has been earned through service to date. Under GAAP, compensation expense is not reversed if the award target is not achieved. At April 1, 2023, unrecognized compensation costs related to the MPRSUs were $8.0 million. These costs are expected to be recognized through fiscal year 2024.

The following table summarizes the status of the MPRSUs as of and changes during the three months ended April 1, 2023:

	Number of MPRSUs	Weighted average fair value at grant date
Balance as of December 31, 2022	840,926	$21.77
Granted	—	—
Vested	—	—
Canceled	(37,500)	19.97
Balance as of April 1, 2023	803,426	$21.86

Stock Options

The Company has awarded stock options to its non-employee directors and officers. As of April 1, 2023, there were 239,564 stock options outstanding. During the three months ended April 1, 2023, there were no stock options granted, 15,000 stock options exercised, and no stock options forfeited. The weighted-average exercise price of stock options outstanding was $9.54 per share as of April 1, 2023. All outstanding stock options will expire in fiscal years 2023 and 2024.

At April 1, 2023, there were zero non-vested stock options outstanding and there was no remaining unrecognized compensation cost related to vested stock options.

The following table summarizes information about stock options outstanding and exercisable at April 1, 2023:

	Options Outstanding and Exercisable
Range of exercise prices	Number	Weighted average exercise price	Weighted average remaining contractual life (in years)

$0.00 - $10.89	185,000	$8.80	0.7
$10.90 - $12.01	54,564	11.97	0.7
	239,564	$9.54

Stock Compensation Expense

The Company recorded $2.7 million and $5.4 million in stock-based compensation expense during the three months ended April 1, 2023 and March 26, 2022, respectively.

Long-Term Incentive Plans

The Company has long-term incentive plans at various operating companies which are recorded as liabilities. Upon vesting, the awards granted under these plans may be settled in cash or shares of the Company’s stock at the Company’s discretion. The total aggregate liability for these plans as of April 1, 2023 is $9.8 million, recorded in “Other non-current liabilities” on the Condensed Consolidated Balance Sheets. During the three months ended April 1, 2023, total expense recognized related to these plans was $1.8 million.

(11) Related Party Transactions

The Company considers any of its directors, executive officers or beneficial owners of more than 5% of its common stock, or any member of the immediate family of the foregoing persons, to be related parties.

Messrs. Kahn and Laurence

Brian Kahn and Vintage Capital Management, LLC and its affiliates (“Vintage”), in aggregate, held approximately 40.2% of the aggregate voting power of the Company through their ownership of common stock as of April 1, 2023. Brian Kahn and Andrew Laurence are principals of Vintage. Mr. Kahn is a member of the Board of Directors, President and Chief Executive Officer of the Company. Mr. Laurence is an Executive Vice President of the Company and served as a member of the Company’s Board of Directors until May 2021.

Buddy’s Franchises. Mr. Kahn’s brother-in-law owns eight Buddy’s franchises. All transactions between the Company’s Buddy’s segment and Mr. Kahn’s brother-in-law are conducted on a basis consistent with other franchisees.

Tax Receivable Agreement

Refer to “Note 8 – Income Taxes” for detail regarding the amounts due under the Tax Receivable Agreement to the Buddy’s Members.

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

Guarantees

The Company remains secondarily liable under various real estate leases that were assigned to franchisees who acquired Pet Supplies Plus or Vitamin Shoppe stores from the Company. In the event of the failure of an acquirer to pay lease payments, the Company could be obligated to pay the remaining lease payments which extend through 2033 and in aggregate are $30.3 million and $30.2 million as of April 1, 2023 and December 31, 2022, respectively. In certain cases, the Company could attempt to recover from the franchisees’ personal assets should the Company be required to pay remaining lease obligations.

If the Company is required to make payments under any of these guarantees, the Company could seek to recover those amounts from the franchisees or in some cases their affiliates. The Company believes that payment under any of these guarantees is remote as of April 1, 2023.

(13) Segments

The Company’s operations are conducted in six reportable business segments: Vitamin Shoppe, Pet Supplies Plus, Badcock, American Freight, Buddy’s, and Sylvan. The Company defines its segments as those operations which results its chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources.

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

The Pet Supplies Plus segment is a leading omnichannel retail chain and franchisor of pet supplies and services. Pet Supplies Plus has a diversified revenue model comprised of Company-owned store revenue, franchise royalties and revenue generated by the wholesale distribution of products to its franchisees. Pet Supplies Plus offers a curated selection of premium brands, proprietary private labels and specialty products with retail price parity with online players. Additionally, Pet Supplies Plus offers grooming, pet wash and other services in most of its locations. The Pet Supplies Plus segment operates under the “Pet Supplies Plus” brand and is headquartered in Livonia, Michigan.

The Badcock segment is a retailer of furniture, appliances, bedding, electronics, home office equipment, accessories and seasonal items in a showroom format. Additionally, Badcock offers multiple and flexible payment solutions and credit options through its consumer financing services. The Badcock segment operates under the “Badcock Home Furniture & More” brand and is headquartered in Mulberry, Florida.

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

American Freight also serves as a liquidation channel for major appliance vendors. American Freight operates specialty distribution centers that test every out-of-box appliance before it is offered for sale to customers. Customers typically are covered by the original manufacturer’s warranty and are offered the opportunity to purchase a full suite of extended-service plans and services. The American Freight segment operates under the “American Freight” brand and is headquartered in Delaware, Ohio.

The Buddy’s segment is a specialty retailer of high quality, name brand consumer electronic, residential furniture, appliances and household accessories through rent-to-own agreements. The rental transaction allows customers the opportunity to benefit from the use of high-quality products under flexible rental purchase agreements without long-term obligations. The Buddy’s segment operates under the “Buddy’s” brand and is headquartered in Orlando, Florida.

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

Refer to “Note 6 – Revenue” for total revenues by segment. Operating income (loss) by segment were as follows:

	Three Months Ended
(In thousands)	April 1, 2023	March 26, 2022
Income (loss) from operations:
Vitamin Shoppe	$27,194	$35,354
Pet Supplies Plus	19,367	17,021
Badcock	14,742	70,230
American Freight	(86,630)	11,213
Buddy’s	3,740	4,065
Sylvan	1,151	948
Total Segments	(20,436)	138,831
Corporate	(6,093)	(8,465)
Consolidated income (loss) from operations	$(26,529)	$130,366

Total assets by segment were as follows:

(In thousands)	April 1, 2023	December 31, 2022
Total assets:
Vitamin Shoppe	$623,453	$625,543
Pet Supplies Plus	1,013,360	977,234
Badcock	748,927	789,727
American Freight	857,705	904,378
Buddy’s	134,692	135,192
Sylvan	86,856	90,361
Total Segments	3,464,993	3,522,435
Corporate	142,269	107,977
Consolidated total assets	$3,607,262	$3,630,412

(14) Subsequent Events

On May 9, 2023, the Board declared quarterly dividends of $0.46875 per share of Series A Preferred Stock. The dividends will be paid in cash on or about July 17, 2023 to holders of record of the Company's Series A Preferred Stock on the close of business on July 3, 2023.

On May 10, 2023, the Company announced that it has entered into a definitive agreement and plan of merger (the “Merger Agreement”) pursuant to which members of the senior management team of the Company led by Brian Kahn, the Company’s Chief Executive Officer (collectively with affiliates and related parties of the senior management team, the “Management Group”), have agreed to acquire approximately 64% of the Company’s issued and outstanding common stock that the Management Group does not presently own or control. Under the terms of the proposed merger, the Company’s common stockholders, other than the Management Group (the “Public Stockholders”), will receive $30.00 in cash for each share of the Company’s common stock they hold.

The proposed merger is anticipated to close in the second half of 2023, subject to satisfaction or waiver of the closing conditions, including approval by regulatory authorities and the Company’s stockholders, including approval by a majority of the shares of common stock of the Company not owned or controlled by the Management Group. Upon completion of the proposed merger, the Company will become a private company and will no longer be publicly listed or traded on NASDAQ.

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

•our ability to attract and retain new franchisees and dealers and the ability of our franchisees and dealers to open new stores and territories and operate them successfully;

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

Potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. These forward-looking statements speak only as of the date of this quarterly report. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. A potential investor or other vendor should, however, review the factors and risks we describe in the reports we will file from time to time with the U.S. Securities and Exchange Commission (“SEC”) after the date of this Quarterly Report.

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

Our business lines include The Vitamin Shoppe (“Vitamin Shoppe”), Pet Supplies Plus, Badcock Home Furniture & more (“Badcock”), American Freight, Buddy’s Home Furnishings (“Buddy’s”), and Sylvan Learning (“Sylvan”). Refer to “Note 13 – Segments” in this Quarterly Report for additional information.

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
Impact of COVID-19

As of the date of this Quarterly Report, we have experienced some supply chain delays and disruptions, including adverse consequences to our supply chain function from decreased procurement volumes in connection with the COVID-19 pandemic. We believe that the lingering effects of the COVID-19 pandemic could negatively impact our business and financial results by weakening demand for our products and services, further disrupting our supply chain or affecting our ability to raise capital from financial institutions. As events continue to change, we are unable to accurately predict the impact that the COVID-19 pandemic will have on our results of operations due to uncertainties including, but not limited to, the impact of new subvariants and the public's or governments' response to the outbreak; however, we are actively managing our business to respond to the impact.

Results of Operations
The table below shows results of operations for the three months ended April 1, 2023 and March 26, 2022.

	Three Months Ended
			Change
(In thousands)	April 1, 2023	March 26, 2022	$	%
Total revenues	$1,104,821	$1,135,470	$(30,649)	(2.7)%
Income from operations	(26,529)	130,366	(156,895)	(120.3)%
Net income	$(108,317)	$12,317	$(120,634)	(979.4)%

Revenues. The table below sets forth the components and changes in our revenues for the three months ended April 1, 2023 and March 26, 2022.

	Three Months Ended
			Change
(In thousands)	April 1, 2023	March 26, 2022	$	%
Product	$976,808	$979,164	$(2,356)	(0.2)%
Service and other	120,567	148,282	(27,715)	(18.7)%
Rental	7,446	8,024	(578)	(7.2)%
Total revenue	$1,104,821	$1,135,470	$(30,649)	(2.7)%
For the three months ended April 1, 2023, total revenues decreased $30.6 million, or (2.7)%, to $1,104.8 million compared to $1,135.5 million in the same period last year. This decrease was primarily due to a $69.0 million decrease in revenue at our Badcock segment and a $4.9 million decrease in revenue at our American Freight segment. These decreases were partially offset by a $32.9 million increase in revenue at our Pet Supplies Plus segment and a $10.7 million increase in revenue at our Vitamin Shoppe segment.
Operating expenses.    The following table details the amounts and changes in our operating expenses for the three months ended April 1, 2023 and March 26, 2022.

	Three Months Ended
			Change
(In thousands)	April 1, 2023	March 26, 2022	$	%
Cost of revenue:
Product	$656,904	$616,585	$40,319	6.5%
Service and other	9,579	8,663	916	10.6%
Rental	2,626	2,861	(235)	(8.2)%
Total cost of revenue	669,109	628,109	41,000	6.5%
Selling, general, and administrative expenses	387,241	376,995	10,246	2.7%
Goodwill impairment expense	75,000	—	75,000	100.0%
Total operating expenses	$1,131,350	$1,005,104	$126,246	12.6%
For the three months ended April 1, 2023, total operating expenses were $1,131.4 million compared to $1,005.1 million in the same period last year, representing an increase of $126.2 million, or 12.6%. This increase was primarily due to a $75.0 million non-cash goodwill impairment charge related to our American Freight segment, as further discussed in “Note 5 - Goodwill and Intangible Assets” in the Notes to the Consolidated Financial Statements in this Quarterly Report, a $30.5 million increase in operating expenses at our Pet Supplies Plus segment, an $18.9 million increase in operating expenses at our Vitamin Shoppe segment, and an $18.0 million increase in operating expenses at our American Freight segment. These increases were partially offset by a $13.5 million decrease in operating expenses at our Badcock segment.

Non-operating income (expense) increased $25.3 million for the three months ended April 1, 2023 due to the following:

Other. Other expense decreased $20.1 million for the three months ended April 1, 2023 compared to the same period last year primarily due to a $21.9 million decrease in the loss related to our investment in NextPoint Acquisition Corp. compared to the prior period.

Interest expense, net. Interest expense, net decreased $5.2 million for the three months ended April 1, 2023 due to a decrease of $17.2 million of interest expense related to the Badcock securitized receivables portfolio, partially offset by $11.1 million in additional interest expense related to the First and Second Lien Term Loans and revolving credit facility (the “ABL Revolver”).

Income tax benefit. Our effective tax rate, including discrete income tax items, was 6.2% and 23.0% for the three months ended April 1, 2023 and March 26, 2022, respectively. The changes in the effective tax rate for the three months ended April 1,

2023 compared to the same period in the prior year are due to a current year projected pre-tax loss compared to prior year pre-tax income and a current year non-cash goodwill impairment charge that is nondeductible for tax purposes.

Segment Information

We, through our franchisees and Company-owned stores, operate a system of point of sale retail and rent-to-own locations. Our operations are conducted in six reporting business segments: Vitamin Shoppe, Badcock, Pet Supplies Plus, American Freight, Buddy’s, and Sylvan. Refer to “Note 13 – Segments” in this Quarterly Report for additional information.

Vitamin Shoppe

The following table summarizes the operating results of our Vitamin Shoppe segment:

	Three Months Ended
			Change
(In thousands)	April 1, 2023	March 26, 2022	$	%
Total revenues	$321,702	$310,953	$10,749	3.5%
Operating expenses	294,508	275,599	18,909	6.9%
Segment income	$27,194	$35,354	$(8,160)	(23.1)%

Total revenue for the three months ended April 1, 2023 for our Vitamin Shoppe segment increased $10.7 million, or 3.5%, primarily attributable to higher average transaction values and increased store traffic compared to the prior year period.

Operating expenses for our Vitamin Shoppe segment increased $18.9 million, or 6.9%, for the three months ended April 1, 2023 as compared to the same period in the prior year. Cost of goods sold increased $13.8 million, primarily due to increased sales and higher merchandise costs associated with a shift in merchandise mix.

Pet Supplies Plus
The following table summarizes the operating results of our Pet Supplies Plus segment:

	Three Months Ended
			Change
(In thousands)	April 1, 2023	March 26, 2022	$	%
Total revenues	$334,071	$301,214	$32,857	10.9%
Operating expenses	314,704	284,193	30,511	10.7%
Segment income	$19,367	$17,021	$2,346	13.8%

Total revenue for our Pet Supplies Plus segment increased $32.9 million, or 10.9%, for the three months ended April 1, 2023 as compared to the same period last year. Our Pet Supplies Plus segment opened 75 new stores since the prior year period, resulting in a $28.7 million increase in wholesale revenue.

Operating expenses for our Pet Supplies Plus segment increased $30.5 million, or 10.7%, for the three months ended April 1, 2023 as compared to the same period last year as cost of revenue increased at a rate comparable to revenue and higher merchandise costs.

Badcock

The following table summarizes the operating results of our Badcock segment:

	Three Months Ended
			Change
(In thousands)	April 1, 2023	March 26, 2022	$	%
Total revenues	$187,287	$256,259	$(68,972)	(26.9)%
Operating expenses	172,545	186,029	(13,484)	(7.2)%
Segment income	$14,742	$70,230	$(55,488)	(79.0)%

Total revenue for our Badcock segment decreased $69.0 million, or (26.9)%, for the three months ended April 1, 2023 as compared to the same period last year. The decrease was attributable to:

•A $34.4 million decrease in product revenue due to a weaker tax refund season than the prior year period, which resulted in decreased customer traffic.

•A $34.6 million decrease in service revenue, as the amortization of the accounts receivable discount included in service revenue was less than the prior year period ($8.2 million in the three months ended April 1, 2023 compared to $37.6 million in the three months ended March 26, 2022). The remaining decrease is due to the declining securitized accounts receivable balance.

Operating expenses for our Badcock segment decreased $13.5 million, or (7.2)%, for the three months ended April 1, 2023 as compared to the same period last year primarily due to the decrease in revenue partially offset by higher merchandise costs.

American Freight
The following table summarizes the operating results of our American Freight segment:

	Three Months Ended
			Change
(In thousands)	April 1, 2023	March 26, 2022	$	%
Total revenues	$236,561	$241,416	$(4,855)	(2.0)%
Operating expenses	323,191	230,203	92,988	40.4%
Segment income	$(86,630)	$11,213	$(97,843)	(872.6)%

Total revenue for our American Freight segment decreased $4.9 million, or 2.0%, for the three months ended April 1, 2023 as compared to the same period last year. The decrease was attributable to lower demand for furniture, mattresses, and appliances driven by a weaker tax refund season than the prior year period, in addition to the inflationary environment which resulted in reduced customer traffic.

Operating expenses for our American Freight segment increased $93.0 million, or 40.4%, for the three months ended April 1, 2023 as compared to the same period in the prior year. The increase in operating expense was primarily due to a $75.0 million non-cash goodwill impairment charge, as further discussed in “Note 5 - Goodwill and Intangible Assets” in the Notes to the Consolidated Financial Statements in this Quarterly Report. The increase was also due to higher merchandise costs from orders placed in the prior year, which includes higher inbound freight costs.

Buddy’s

The following table summarizes the operating results of our Buddy’s segment:

	Three Months Ended
			Change
(In thousands)	April 1, 2023	March 26, 2022	$	%
Total revenues	$14,968	$15,585	$(617)	(4.0)%
Operating expenses	11,228	11,520	(292)	(2.5)%
Segment income	$3,740	$4,065	$(325)	(8.0)%

Total revenue for our Buddy’s segment decreased $0.6 million, or (4.0)%, for the three months ended April 1, 2023 as compared to the same period last year. The decrease in revenue was primarily attributable to a weaker tax refund season than the prior year.

Operating expenses for our Buddy’s segment decreased $0.3 million, or (2.5)% for the three months ended April 1, 2023, as compared to the same period last year as cost of revenue decreased at a rate comparable to revenue.

Sylvan

The following table summarizes the operating results of our Sylvan segment:

	Three Months Ended
			Change
(In thousands)	April 1, 2023	March 26, 2022	$	%
Total revenues	$10,232	$10,043	$189	1.9%
Operating expenses	9,081	9,095	(14)	(0.2)%
Segment income	$1,151	$948	$203	21.4%

Total revenue for our Sylvan segment increased $0.2 million, or 1.9%, for the three months ended April 1, 2023 as compared to the same period last year. The increase was attributable to an increase in franchise revenue.

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

The following table presents a reconciliation of Adjusted EBITDA for each of the periods indicated.

	Reconciliation of Net Income to Adjusted EBITDA
	Three Months Ended
(In thousands)	April 1, 2023	March 26, 2022
Net income (loss)	$(108,317)	$12,317
Add back:
Interest expense	87,129	92,327
Income tax expense (benefit)	(7,175)	3,678
Depreciation and amortization charges	21,624	22,033
Total Adjustments	101,578	118,038
EBITDA	(6,739)	130,355
Adjustments to EBITDA
Executive severance and related costs	1,569	96
Stock-based and long term executive compensation	4,450	6,626
Litigation costs and settlements	94	230
Corporate compliance costs	(4)	51
Store closures	18	933
Securitized accounts receivable interest income	(30,584)	(65,026)
Securitized accounts receivable allowance for credit losses	21,995	16,413
W.S. Badcock financing operations	(3,121)	(2,258)
Right-of-use and long-term asset impairment	544	375
Goodwill impairment	75,000	—
Integration costs	649	464
Divestiture costs	198	(337)
Acquisition costs	101	626
Loss on investment in equity securities	1,830	23,723
Acquisition bargain purchase gain	—	67
Total Adjustments to EBITDA	72,739	(18,017)
Adjusted EBITDA	$66,000	$112,338

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

We primarily fund our operations through operating cash flows and, as needed, a combination of borrowings under various credit agreements, availability under our revolving credit facilities and the issuance of equity securities. Cash generation can be subject to variability based on many factors, including seasonality and the effects of changes in end markets.

As of April 1, 2023, we have current installments of long-term obligations of $11.8 million, of which $5.1 million is finance leases and $6.7 million is the current portion of our senior secured revolving loan facility We expect these obligations can be serviced from our cash and cash equivalents, which were $98.3 million as of April 1, 2023.

During the three months ended April 1, 2023, we executed the following substantial transaction that will affect our liquidity and capital resources in future periods:

•On February 2, 2023, we entered into the Third Amendment to the First Lien Credit Agreement to provide for an incremental term loan facility in the principal amount of $300.0 million. The net proceeds of $281.5 million were used to make repayments on our senior secured revolving loan facility.

Sources and uses of cash

Operating activities. In the three months ended April 1, 2023, net cash provided by operating activities increased $10.5 million compared to the same period in the prior year primarily due to an $83.2 million decrease in cash used for inventory compared to the prior year period and a $16.1 million decrease in receivables. These increases were partially offset by $21.9 decrease in accounts payable and a $67.2 million decrease in cash income from operations. Cash net income represents net income adjusted for non-cash or non-operating activities such as goodwill impairment, gains on the sale of Company assets, depreciation and amortization, deferred financing cost amortization and the change in fair value of investment.

Investing activities. In the three months ended April 1, 2023, cash used in investing activities increased $5.6 million compared to the same period in the prior year. This increase was primarily due to an increase of $4.5 million in cash used for the purchase of property, plant, and equipment and a $1.4 million decrease in cash proceeds from the sale of property, plant and equipment.

Financing activities. In the three months ended April 1, 2023, cash provided by financing activities was $14.4 million, compared to cash used by financing activities of $141.1 million in the three months ended March 26, 2022. The increase in cash provided by financing activities was primarily due to proceeds received from the issuance of long-term debt, which increased $348.0 million in the current year period. Net cash inflows from secured debt obligations also increased $32.7 million. These inflows of cash were offset by a $205.5 million increase in repayments of long-term obligations and a $17.4 million increase in payments for debt issuance costs.

Long-term debt borrowings

For a description of our long-term debt borrowing refer to “Note 7 – Long-Term Obligations” in this Quarterly Report.
Other factors affecting our liquidity

Tax Receivable Agreement. We may be required to make payments under the Tax Receivable Agreement (“TRA Payments”) to the former equity holders of Buddy’s (the “Buddy’s Members”). Under the terms of the Tax Receivable Agreement, we agreed to pay the Buddy’s Members 40% of the cash savings, if any, in federal, state and local taxes that we realize or are deemed to realize as a result of any increases in tax basis of the assets of New Holdco resulting from future redemptions or exchanges of New Holdco units held by the Buddy’s Members. Any future obligations and the timing of such payments under the Tax Receivable Agreement, however, are subject to several factors, including (i) the timing of subsequent exchanges of New Holdco units by the Buddy’s Members, (ii) the price of our common stock at the time of exchange, (iii) the extent to which such exchanges are taxable, (iv) the ability to generate sufficient future taxable income over the term of the Tax Receivable Agreement to realize the tax benefits and (v) any future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. Although the amount of the TRA Payments would reduce the total cash flow to us and New Holdco, we expect the cash tax savings we will realize from the utilization of the related tax benefits would be sufficient to fund the required payments. As of April 1, 2023, we have TRA Payments due to the Buddy's Members of $15.4 million.

Dividends. On May 9, 2023, the Board declared quarterly dividends of $0.46875 per share of Series A Preferred Stock. The dividends will be paid in cash on or about July 17, 2023 to holders of record of the Company's Series A Preferred Stock on the close of business on July 3, 2023. The payment of dividends is at the discretion of our Board of Directors and depends, among other things, on our earnings, capital requirements, and financial condition. Our ability to pay dividends is also subject to compliance with financial covenants that are contained in our credit facility and may be restricted by any future indebtedness that we incur or issuances of our preferred stock. In addition, applicable law requires our Board of Directors to determine that we have adequate surplus prior to the declaration of dividends. We cannot provide an assurance that we will pay dividends at any specific level or at all.

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

Compliance with debt covenants. Our revolving credit and long-term debt agreements impose restrictive covenants on us, including requirements to meet certain ratios. As of April 1, 2023, we were in compliance with all covenants under these agreements and, based on a continuation of current operating results, we expect to be in compliance for the remainder of fiscal 2023.

Off Balance Sheet Arrangements

For off balance sheet arrangements and guarantees to which the Company remains secondarily liable, refer to “Note 12 – Commitments and Contingencies” in this Quarterly Report.

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

Our exposure to interest rate risk relates to our long-term debt obligations, as they bear interest at LIBOR and SOFR, reset periodically and have an interest rate margin. Assuming our revolving credit facility was fully drawn, a ten basis point change in the interest rates would change our annual interest expense by $1.9 million.

ITEM 4
CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 1, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of April 1, 2023 because of the material weakness in our internal control over financial reporting described below.

During the fiscal quarter ended September 24, 2022, the Company identified a material weakness in its controls over financial reporting involving the preparation of its Statement of Cash Flows. As a result of this deficiency, there was a misclassification of cash flows associated with interest payments on the Company’s secured borrowing resulting in an overstatement of cash flows provided by operating activities of $100.9 million and an overstatement of cash flows used in financing activities of $100.9 million in the Company’s 10-Q for the period ended June 25, 2022 and an overstatement of cash flows provided by operating activities of $53.0 million and an overstatement of cash used in financing activities of $53.0 million for the period ended March 26, 2022.

Management, with oversight from the Audit Committee, initiated several steps to design and implement new controls to remediate this material weakness. These steps included (i) implementing changes to the cash flow statement to segregate material non-recurring transactions, such as securitizations, to allow for better visibility of the presentation of the transactions, and (ii) enhancements to processes to identify any new non-recurring transactions that occurred during the period. While management has designed and implemented new controls to remediate this material weakness, the controls have not been in operation for a sufficient period of time to demonstrate that the material weakness has been remediated. These actions and planned actions are subject to ongoing evaluation by management and will require testing and validation of design and operating effectiveness of internal controls over financial reporting over future periods. Management is committed to the continuous improvement of internal control over financial reporting.

Notwithstanding the identified material weakness, management believes that the Condensed Consolidated Financial Statements and related financial information included in this 10-Q fairly present, in all material respects, our balance sheets, statements of operations, comprehensive income and cash flows as of and for the periods presented.

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts of the material weakness disclosed above, there were no changes in our internal control over financial reporting during the three months ended April 1, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1
LEGAL PROCEEDINGS
For information regarding legal proceedings, refer to “Note 12 – Commitments and Contingencies” in the Notes to the Consolidated Financial Statements in this Quarterly Report, which information is incorporated herein by reference.
ITEM 1A
RISK FACTORS

There are no additional risk factors that should be considered in addition to the risk factors described in Part I, Item 1A, in the Form 10-K.

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of our equity securities for the period covered by this Quarterly Report.

SHARE REPURCHASES

On May 18, 2022, our Board of Directors approved a stock repurchase program under which we may repurchase up to $500.0 million of our outstanding shares of common stock over the next three years. The repurchase program authorizes shares to be repurchased from time to time in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The actual timing, number and value of shares, if any, repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including, among others, the availability of stock, general market and business conditions, the trading price of our common stock and applicable legal requirements. This plan supersedes our previous stock repurchase programs. There was no share repurchase activity during the three months ended April 1, 2023.

As of April 1, 2023, we had approximately $327.5 million remaining under the stock repurchase program approved by our Board of Directors.

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
X

3.2	Third Amended and Restated Bylaws of Franchise Group, Inc. (incorporated by reference to Exhibit 3.2 to Form 10-K, File No. 001-35588 filed on February 28, 2023).		X

10.1
Third Amendment to First Lien Credit Agreement dated as of February 2, 2023, by and among Franchise Group, Inc., Franchise Group Newco PSP, LLC, Valor Acquisition LLC, Franchise Group Newco Intermediate AF, LLC, certain other subsidiaries of Franchise Group, Inc. party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on February 3, 2023).
X

31.1	Certification of Chief Executive Officer	X

31.2	Certification of Chief Financial Officer	X

32.1	Section 1350 Certification (Chief Executive Officer)	X

32.2	Section 1350 Certification (Chief Financial Officer)	X

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2023, formatted in Inline XBRL, filed herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Stockholders’ Equity (unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (unaudited) and (v) the Notes to Unaudited Condensed Consolidated Financial Statements	X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2023, formatted in Inline XBRL (included with Exhibit 101)	X

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

FRANCHISE GROUP, INC. (Registrant)

May 10, 2023	By:	/s/ Brian R. Kahn
Brian R. Kahn Chief Executive Officer and Director (Principal Executive Officer)

May 10, 2023	By:	/s/ Eric F. Seeton
Eric F. Seeton Chief Financial Officer (Principal Financial and Accounting Officer)