Form 10-Q
period 2023-07-01
Franchise Group, Inc.
filed 2023-08-08
CIK 1528930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 1, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.01 value per share, as of August 3, 2023 was 35,191,461 shares.

FRANCHISE GROUP, INC. AND SUBSIDIARIES

Form 10-Q for the Quarterly Period Ended July 1, 2023

PART I. FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS (UNAUDITED)

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except share count and per share data)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Revenues:
Product	$916,112	$952,009	$1,892,920	$1,931,173
Service and other	115,501	135,648	236,069	283,929
Rental	7,073	7,341	14,518	15,365
Total revenues	1,038,686	1,094,998	2,143,507	2,230,467
Operating expenses:
Cost of revenue:
Product	621,482	600,780	1,278,386	1,217,364
Service and other	8,634	8,732	18,213	17,395
Rental	2,507	2,741	5,133	5,603
Total cost of revenue	632,623	612,253	1,301,732	1,240,362
Selling, general, and administrative expenses	383,563	405,639	770,804	782,633
Goodwill impairment	—	—	75,000	—
Total operating expenses	1,016,186	1,017,892	2,147,536	2,022,995
Income (loss) from operations	22,500	77,106	(4,029)	207,472
Other expense:
Bargain purchase gain	6	3,581	6	3,514
Gain on sale-leaseback transactions, net	—	49,854	—	49,854
Other, net	(3,783)	12,853	(5,617)	(9,122)
Interest expense, net	(83,364)	(88,839)	(170,493)	(181,167)
Income (loss) from operations before income taxes	(64,641)	54,555	(180,133)	70,551
Income tax expense (benefit)	(13,845)	13,572	(21,020)	17,250
Net income (loss) attributable to Franchise Group, Inc.	(50,796)	40,983	(159,113)	53,301
Other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	$(50,796)	$40,983	$(159,113)	$53,301

Net income (loss) per share:
Basic	$(1.50)	$0.96	$(4.66)	$1.22
Diluted	(1.50)	0.94	(4.66)	1.19

Weighted-average shares outstanding:
Basic	35,177,146	40,356,299	35,089,660	40,331,855
Diluted	35,177,146	41,126,605	35,089,660	41,148,668

See accompanying notes to condensed consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share count and per share data)	July 1, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$106,264	$80,783
Current receivables, net of allowance for credit losses of $(8,204) and $(4,106), respectively	256,003	170,162
Current securitized receivables, net of allowance for credit losses of $(65,519) and $(57,095), respectively	191,826	292,913
Inventories, net	746,753	736,841
Current assets held for sale	7,633	8,528
Other current assets	28,238	27,272
Total current assets	1,336,717	1,316,499
Property, plant, and equipment, net	238,922	223,718
Non-current receivables, net of allowance for credit losses of $(1,070) and $(892), respectively	10,808	11,735
Non-current securitized receivables, net of allowance for credit losses of $(8,816) and $(7,705), respectively	25,812	39,527
Goodwill	663,481	737,402
Intangible assets, net	111,432	116,799
Tradenames	222,703	222,703
Operating lease right-of-use assets	890,611	890,949
Investment in equity securities	5,977	11,587
Other non-current assets	65,398	59,493
Total assets	$3,571,861	$3,630,412
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term obligations, net	$13,192	$6,935
Current installments of debt secured by accounts receivable, net	341,144	340,021
Current operating lease liabilities	179,250	179,519
Accounts payable and accrued expenses	407,543	376,895
Other current liabilities	34,827	40,541
Total current liabilities	975,956	943,911
Long-term obligations, excluding current installments	1,526,605	1,374,479
Non-current liabilities debt secured by accounts receivable, net	44,423	107,448
Non-current operating lease liabilities	729,870	720,474
Other non-current liabilities	69,576	62,720
Total liabilities	3,346,430	3,209,032

Stockholders’ equity:
Common stock, $0.01 par value per share, 180,000,000 shares authorized, 35,186,943 and 34,925,733 shares issued and outstanding at July 1, 2023 and December 31, 2022, respectively	352	349
Preferred stock, $0.01 par value per share, 20,000,000 shares authorized, and 4,541,125 shares issued and outstanding at July 1, 2023 and December 31, 2022, respectively	45	45
Additional paid-in capital	310,654	311,069
Retained earnings (deficit)	(85,620)	109,917
Total equity	225,431	421,380
Total liabilities and equity	$3,571,861	$3,630,412

See accompanying notes to condensed consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three Months Ended July 1, 2023
(In thousands)	Common stock shares	Common stock	Preferred stock shares	Preferred stock	Additional paid-in-capital	Retained earnings (deficit)	Total Franchise Group equity
Balance at April 1, 2023	35,149	$351	4,541	$45	$310,160	$(32,909)	$277,647
Net loss	—	—	—	—	—	(50,796)	(50,796)
Exercise of stock options	33	1	—	—	360	—	361
Stock-based compensation, net	5	—	—	—	134	—	134
Common dividend declared ($0.625 per share)	—	—	—	—	—	214	214
Preferred dividend declared ($0.469 per share)	—	—	—	—	—	(2,129)	(2,129)
Balance at July 1, 2023	35,187	$352	4,541	$45	$310,654	$(85,620)	$225,431

	Six Months Ended July 1, 2023
(In Thousands)	Common stock shares	Common stock	Preferred stock shares	Preferred stock	Additional paid-in-capital	Retained earnings	Total Franchise Group equity
Balance at December 31, 2022	34,926	$349	4,541	$45	$311,069	$109,917	$421,380
Cumulative effect of adopted accounting standards, net	—	—	—	—	—	(9,978)	(9,978)
Net loss	—	—	—	—	—	(159,113)	(159,113)
Exercise of stock options	48	1	—	—	490	—	491
Stock-based compensation expense, net	213	2	—	—	(905)	—	(903)
Common dividend declared ($0.625 per share)	—	—	—	—	—	(22,189)	(22,189)
Preferred dividend declared ($0.469 per share)	—	—	—	—	—	(4,257)	(4,257)
Balance at July 1, 2023	35,187	$352	4,541	$45	$310,654	$(85,620)	$225,431

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three Months Ended June 25, 2022
(In thousands)	Common stock shares	Common stock	Preferred stock shares	Preferred stock	Additional paid-in-capital	Retained earnings	Total Franchise Group equity
Balance at March 26, 2022	40,354	$404	4,541	$45	$480,628	$270,609	$751,686
Net income	—	—	—	—	—	40,983	40,983
Stock-based compensation, net	5	—	—	—	5,431	—	5,431
Common dividend declared ($0.625 per share)	—	—	—	—	—	(27,117)	(27,117)
Preferred dividend declared ($0.469 per share)	—	—	—	—	—	(2,129)	(2,129)
Balance at June 25, 2022	40,359	$404	4,541	$45	$486,059	$282,346	$768,854

	Six Months Ended June 25, 2022
(In thousands)	Common stock shares	Common stock	Preferred stock shares	Preferred stock	Additional paid-in-capital	Retained earnings	Total Franchise Group equity
Balance at December 25, 2021	40,297	$403	4,541	$45	$475,396	$286,987	$762,831
Net income	—	—	—	—	—	53,301	53,301
Exercise of stock options	15	—	—	—	180	—	180
Stock-based compensation expense, net	47	1	—	—	10,483	—	10,484
Common dividend declared ($0.625 per share)	—	—	—	—	—	(53,685)	(53,685)
Preferred dividend declared ($0.469 per share)	—	—	—	—	—	(4,257)	(4,257)
Balance at June 25, 2022	40,359	$404	4,541	$45	$486,059	$282,346	$768,854

See accompanying notes to condensed consolidated financial statements.

FRANCHISE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
(In thousands)	July 1, 2023	June 25, 2022

Operating Activities
Net income (loss)	$(159,113)	$53,301
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses for accounts receivable	45,743	56,840
Depreciation, amortization, and impairment charges	44,282	42,236
Goodwill impairment	75,000	—
Amortization of deferred financing costs	5,788	12,032
Securitized financing costs	48,630	59,618
Stock-based compensation expense	2,829	10,853
Change in fair value of investment	5,611	10,855
Gain on bargain purchases and sales of Company-owned stores	(42)	(55,883)
Other non-cash items	262	(2,182)
Changes in operating assets and liabilities	(30,905)	(238,903)
Net cash provided by (used in) operating activities	38,085	(51,233)
Investing Activities
Purchases of property, plant, and equipment	(28,760)	(21,809)
Proceeds from sale of property, plant, and equipment	3,379	240,558
Acquisition of business, net of cash and restricted cash acquired	(3,682)	(3,754)
Payments received on operating loans to franchisees and dealers	—	1,000
Net cash provided by (used in) investing activities	(29,063)	215,995

Financing Activities
Dividends paid	(49,806)	(54,665)
Issuance of long-term debt and other obligations	538,000	88,500
Repayment of long-term debt and other obligations	(389,389)	(358,172)
Proceeds from secured debt obligations	133,398	130,556
Repayment of secured debt obligations	(192,030)	(166,653)
Principal payments of finance lease obligations	(3,180)	(1,383)
Payment for debt issue costs	(17,393)	(431)
Cash paid for taxes on exercises/vesting of stock-based compensation, net	(3,240)	(190)
Net cash provided by (used in) financing activities	16,360	(362,438)
Net increase (decrease) in cash equivalents and restricted cash	25,382	(197,676)
Cash, cash equivalents and restricted cash at beginning of period	81,250	292,714
Cash, cash equivalents and restricted cash at end of period	$106,632	$95,038
Supplemental Cash Flow Disclosure
Cash paid for taxes, net of refunds	$4,048	$17,842
Cash paid for interest	67,075	42,013
Cash paid for interest on secured debt	43,414	48,506
Accrued capital expenditures	2,461	2,751
Capital expenditures funded by finance lease liabilities	14,147	—
See accompanying notes to condensed consolidated financial statements.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Statements of Cash Flows.

(In thousands)	July 1, 2023	June 25, 2022
Cash and cash equivalents	$106,264	$95,038
Restricted cash included in other non-current assets	368	—
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$106,632	$95,038

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

Recent Accounting Pronouncements Adopted

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2016-13, “Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which changes how companies measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard replaces the “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost (which generally will result in the earlier recognition of allowances for losses) and requires companies to record allowances for available-for-sale debt securities, rather than reduce the carrying amount. In addition, companies will have to disclose significantly more information, including information used to track credit quality by year of origination, for most financing receivables.

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

(2) Acquisitions and Business Combinations

On May 10, 2023, the Company announced that it has entered into a definitive agreement and plan of merger with Freedom VCM, Inc., a Delaware Corporation (“Parent”) and Freedom VCM Subco, Inc., a Delaware corporation and wholly owned subsidiary of Parent (the “Merger Agreement”), pursuant to which members of the senior management team of the Company led by Brian Kahn, the Company’s Chief Executive Officer (collectively with affiliates and related parties of the senior management team, the “Management Group”), have agreed to acquire approximately 64.0% of the Company’s issued and outstanding common stock that the Management Group does not presently own or control (the “Proposed Merger”). Under the terms of the Proposed Merger, the Company’s common stockholders, other than the Management Group, are entitled to receive $30.00 in cash for each share of the Company’s common stock they hold. On July 19, 2023, the Company announced a notice of redemption (the “Redemption”) for all outstanding shares of its 7.50% Series A Cumulative Perpetual Preferred Stock in connection with the Merger Agreement. The Company's preferred stock will be redeemed in cash at a redemption price equal to $25.00 per share plus any accrued and unpaid dividends. The Redemption is contingent upon the Company’s successful completion of the Proposed Merger and, in the event the Proposed Merger does not occur and the Merger Agreement is terminated in accordance with its terms, the notice of redemption will be deemed rescinded and the Redemption will not occur.

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

Additional information about the Merger Agreement and the Proposed Merger is set forth in the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on July 14, 2023.

Treatment of Company Equity Awards in Connection with Proposed Merger

Treatment of Stock Options. At the effective time of the Proposed Merger (the “Effective Time”), any outstanding stock options will exercise and entitle the holder of such stock option to receive, without interest, an amount in cash equal to the product of multiplying (A) the number of shares of the Company’s common stock subject to such stock option as of immediately prior to the Effective Time and (B) the excess, if any, of the per share merger consideration over the exercise price per share of the Company’s common stock subject to such stock option.

Treatment of RSUs. At the Effective Time, any outstanding RSU will vest and entitle the holder of such RSU to receive, without interest, an amount in cash equal to the product obtained by multiplying (A) the number of shares of the Company’s common stock subject to such RSU immediately prior to the Effective Time and (B) the per share merger consideration, therefore, stock-based compensation will cease at that time.

Treatment of PRSUs. At the Effective Time, any outstanding PRSU will vest and entitle the holder of such PRSU to receive, without interest, an amount in cash equal to the product obtained by multiplying (A) the number of shares of the Company’s common stock subject to such PRSU immediately prior to the Effective Time and (B) the per share merger consideration, therefore, stock-based compensation will cease at that time.

Treatment of MPRSUs. At the Effective Time, each outstanding MPRSU will, automatically and without any action on the part of the holder thereof, be cancelled for no consideration, payment or right to consideration or payment, therefore, stock-based compensation will cease at that time.

2019 Omnibus Incentive Plan. The Company expects to terminate the 2019 Omnibus Incentive Plan at the Effective Time of the Proposed Merger.

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

(3) Accounts and Notes Receivable

Current and non-current receivables as of July 1, 2023 and December 31, 2022 are presented in the Condensed Consolidated Balance Sheets as follows:

(In thousands)	July 1, 2023	December 31, 2022
Trade accounts receivable	$33,924	$40,165
Customer accounts receivable	128,004	56,639
Franchisee accounts receivable	51,969	46,778
Notes and interest receivable	2,064	2,361
Income tax receivable	48,246	28,325
Allowance for credit losses	(8,204)	(4,106)
Current receivables, net	256,003	170,162
Notes receivable, non-current	11,878	12,627
Allowance for credit losses, non-current	(1,070)	(892)
Non-current receivables, net	10,808	11,735
Total receivables	$266,811	$181,897

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

Activity in the allowance for credit losses for trade, customer, and franchisee accounts receivable and notes receivable for the six months ended July 1, 2023 and June 25, 2022 were as follows:

	Six Months Ended
(In thousands)	July 1, 2023	June 25, 2022
Balance at beginning of period	$4,998	$6,192
Cumulative effect of adopted accounting standards	654	—
Provision for credit loss expense (benefit)	3,683	10,224
Write-offs, net of recoveries	(61)	(109)
Balance at end of period	$9,274	$16,307

Past due amounts are primarily attributable to trade and franchisee accounts receivable that have been generated over the past year and are past due by 1-30 days. The delinquency distribution of accounts and notes receivable past due at July 1, 2023 were as follows:

	July 1, 2023
(In thousands)	Past due	Current	Total receivables
Accounts receivable	$27,993	$185,904	$213,897
Notes and interest receivable	—	13,942	13,942
Total accounts, notes and interest receivable	$27,993	$199,846	$227,839

(4) Securitized Accounts Receivable

In order to monetize its customer credit receivables portfolio, the Company’s Badcock Home Furniture & more (“Badcock”) segment sells beneficial interests in customer revolving lines of credit pursuant to securitization transactions. The Company securitized an additional $133.4 million of its customer credit receivables portfolio during the six months ended July 1, 2023. For additional details regarding these securitizations, refer to “Note 5 – Securitized Accounts Receivable” in the Form 10-K.

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

Activity in the allowance for credit losses on securitized accounts for the six months ended July 1, 2023 and June 25, 2022 was as follows:

	Six Months Ended
(In thousands)	July 1, 2023	June 25, 2022
Balance at beginning of period	$64,800	$—
Cumulative effect of adopted accounting standards	13,187	—
Provision for credit loss expense	42,036	46,560
Write-offs, net of recoveries	(45,688)	(32,293)
Balance at end of period	$74,335	$14,267

Current amounts include receivables for customers who have made a payment in the past 30 days. Any customers who have not made a required payment within the last 30 days are considered past due. The following table presents the delinquency distribution of the carrying value of customer accounts receivable by year of origination as of July 1, 2023:

Delinquency Bucket	2023	2022	2021	Prior	Total
(in thousands)
Current	$55,147	$106,332	$12,030	$4,243	$177,752
1-30	6,740	19,626	3,752	1,298	31,416
31-60	2,376	7,626	2,369	951	13,322
61-90	1,580	5,899	2,069	812	10,360
91+	2,314	43,742	18,929	7,303	72,288
Total	$68,157	$183,225	$39,149	$14,607	$305,138

Servicing revenue, interest income and interest expense generated from securitized receivables for the six months ended July 1, 2023 and June 25, 2022 were as follows:

	Six Months Ended
(In thousands)	July 1, 2023	June 25, 2022
Securitization servicing revenue	$6,291	$4,972
Interest income from securitization[1]	56,986	114,156
Interest expense, debt secured by accounts receivable	(88,144)	(128,208)

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

The estimated fair value of the Company’s American Freight reporting unit was calculated using a weighted-average of values determined from an income approach and a market approach. The income approach involves estimating the fair value of each reporting unit by discounting its estimated future cash flows using a discount rate that would be consistent with a market participant’s assumption. The market approach bases the fair value measurement on information obtained from observed stock prices of public companies and recent merger and acquisition transaction data of comparable entities. In order to estimate the fair value of goodwill, management must make certain estimates and assumptions that affect the total fair value of the reporting unit including, among other things, an assessment of market conditions, projected cash flows, discount rates and growth rates. Management’s estimates of projected cash flows related to the reporting unit include, but are not limited to, future earnings of the reporting unit, assumptions about the use or disposition of assets included in the reporting unit, estimated remaining lives of those assets, and future expenditures necessary to maintain the assets’ existing service potential. The assumptions in the fair value measurement reflect the current market environment, industry-specific factors and company-specific factors. A change in assumptions used in American Freight’s quantitative analysis (e.g. projected cash flows, discount rates and growth rates) could result in the reporting unit’s estimated fair value being less than the carrying value. If American Freight is unable to achieve its current financial forecast, the Company may be required to record an impairment charge in a future period related to its goodwill. As of July 1, 2023, American Freight’s goodwill totaled $225.8 million.

Changes in the carrying amount of goodwill for the six months ended July 1, 2023 are as follows:

	Vitamin Shoppe	Pet Supplies Plus	American Freight	Buddy’s	Sylvan	Total
Balance as of December 31, 2022	$1,277	$336,791	$300,829	$79,099	$19,406	$737,402
Acquisitions	—	3,690	—	—	—	3,690
Goodwill impairment	—	—	(75,000)	—	—	(75,000)
Disposals and purchase accounting adjustments	—	(2,611)	—	—	—	(2,611)
Balance as of July 1, 2023	$1,277	$337,870	$225,829	$79,099	$19,406	$663,481

Components of intangible assets as of July 1, 2023 and December 31, 2022 were as follows:

	July 1, 2023
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite lived tradenames	$222,703	$—	$222,703

Intangible assets:
Franchise and dealer agreements	$96,005	$(17,995)	$78,010
Customer contracts	42,578	(10,752)	31,826
Other intangible assets	2,583	(987)	1,596
Total intangible assets	$141,166	$(29,734)	$111,432

	December 31, 2022
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite lived tradenames	$222,703	$—	$222,703

Intangible assets:
Franchise and dealer agreements	$96,005	$(14,348)	$81,657
Customer contracts	42,484	(8,878)	33,606
Other intangible assets	2,313	(777)	1,536
Total intangible assets	$140,802	$(24,003)	$116,799

(6) Revenue

For details regarding the principal activities from which the Company generates its revenue, refer to “Note 1 – Description of Business and Summary of Significant Accounting Policies Presentation” in the Form 10-K. For more detailed information regarding reportable segments, refer to “Note 13 – Segments” in this Quarterly Report. The following represents the disaggregated revenue by reportable segments for the three months ended July 1, 2023:

	Three Months Ended
	July 1, 2023
(In thousands)	Vitamin Shoppe	Pet Supplies Plus	Badcock	American Freight	Buddy’s	Sylvan	Consolidated
Retail sales	$303,809	$162,310	$123,450	$171,104	$565	$5	$761,243
Wholesale sales	611	150,293	—	3,965	—	—	154,869
Total product revenue	304,420	312,603	123,450	175,069	565	5	916,112
Royalties and advertising fees	201	11,568	—	806	4,657	11,388	28,620
Financing revenue	—	—	659	11,511	—	—	12,170
Interest income	—	78	20,478	177	—	—	20,733
Interest income from amortization of original purchase discount	—	—	6,032	—	—	—	6,032
Warranty and damage revenue	—	—	11,753	8,667	1,498	—	21,918
Other revenues	106	8,534	9,849	7,197	26	316	26,028
Total service revenue	307	20,180	48,771	28,358	6,181	11,704	115,501
Rental revenue, net	—	—	—	—	7,073	—	7,073
Total rental revenue	—	—	—	—	7,073	—	7,073
Total revenue	$304,727	$332,783	$172,221	$203,427	$13,819	$11,709	$1,038,686

The following represents the disaggregated revenue by reportable segments for the six months ended July 1, 2023:

	Six Months Ended
	July 1, 2023
(In thousands)	Vitamin Shoppe	Pet Supplies Plus	Badcock	American Freight	Buddy's	Sylvan	Consolidated
Retail sales	$624,406	$325,569	$255,706	$373,253	$1,289	$13	$1,580,236
Wholesale sales	1,393	302,275	—	9,016	—	—	312,684
Total product revenue	625,799	627,844	255,706	382,269	1,289	13	1,892,920
Royalties and advertising fees	380	22,452	—	1,602	9,840	21,268	55,542
Financing revenue	—	—	1,157	21,438	—	—	22,595
Interest income	—	161	42,717	354	—	—	43,232
Interest income from amortization of original purchase discount	—	—	14,269	—	—	—	14,269
Warranty and damage revenue	—	—	24,057	19,255	3,062	—	46,374
Other revenues	250	16,397	21,602	15,071	77	660	54,057
Total service revenue	630	39,010	103,802	57,720	12,979	21,928	236,069
Rental revenue, net	—	—	—	—	14,518	—	14,518
Total rental revenue	—	—	—	—	14,518	—	14,518
Total revenue	$626,429	$666,854	$359,508	$439,989	$28,786	$21,941	$2,143,507

The following represents the disaggregated revenue by reportable segments for the three months ended June 25, 2022:

	Three Months Ended
	June 25, 2022
(In thousands)	Vitamin Shoppe	Pet Supplies Plus	Badcock	American Freight	Buddy’s	Sylvan	Consolidated
Retail sales	$306,183	$151,421	$161,195	$194,789	$661	$13	$814,262
Wholesale sales	314	134,196	—	3,237	—	—	137,747
Total product revenue	306,497	285,617	161,195	198,026	661	13	952,009
Royalties and advertising fees	207	9,395	—	516	4,603	10,668	25,389
Financing revenue	—	—	—	10,860	—	—	10,860
Interest income	—	67	24,216	191	—	—	24,474
Interest income from amortization of original purchase discount	—	—	24,671	—	—	—	24,671
Warranty and damage revenue	—	—	13,046	10,677	1,480	—	25,203
Other revenues	193	7,654	10,171	6,158	44	831	25,051
Total service revenue	400	17,116	72,104	28,402	6,127	11,499	135,648
Rental revenue, net	—	—	—	—	7,341	—	7,341
Total rental revenue	—	—	—	—	7,341	—	7,341
Total revenue	$306,897	$302,733	$233,299	$226,428	$14,129	$11,512	$1,094,998

The following represents the disaggregated revenue by reportable segments for the six months ended June 25, 2022:

	Six Months Ended
	June 25, 2022
(In thousands)	Vitamin Shoppe	Pet Supplies Plus	Badcock	American Freight	Buddy's	Sylvan	Consolidated
Retail sales	$616,614	$313,970	$327,837	$406,301	$1,731	$24	$1,666,477
Wholesale sales	488	257,428	—	6,780	—		264,696
Total product revenue	617,102	571,398	327,837	413,081	1,731	24	1,931,173
Royalties and other franchise based fees	341	18,457	—	1,064	9,427	20,177	49,466
Financing revenue	—	—	—	19,034	—	—	19,034
Interest income	—	139	51,879	387	—	—	52,405
Interest income from amortization of original purchase discount	—	—	62,277	—	—	—	62,277
Warranty and damage revenue	—	—	26,591	22,156	3,084	—	51,831
Other revenues	408	13,952	20,974	12,121	106	1,355	48,916
Total service revenue	749	32,548	161,721	54,762	12,617	21,532	283,929
Rental revenue, net	—	—	—	—	15,365	—	15,365
Total rental revenue	—	—	—	—	15,365	—	15,365
Total revenue	$617,851	$603,946	$489,558	$467,843	$29,713	$21,556	$2,230,467

Contract Balances

The following table provides information about receivables and contract liabilities (deferred revenue) from contracts with customers as of July 1, 2023 and December 31, 2022:

(In thousands)	July 1, 2023	December 31, 2022
Accounts receivable	$213,897	$143,582
Notes receivable	13,739	14,988

Customer deposits	$16,394	$20,816
Gift cards and loyalty programs	9,393	9,565
Deferred franchise fee revenue	24,010	22,175
Other deferred revenue	10,279	10,688
Total deferred revenue	$60,076	$63,244

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

(7) Long-Term Obligations

For details regarding the Company’s long-term debt obligations, refer to “Note 10 – Long-Term Obligations” in the Form 10-K.

Long-term obligations at July 1, 2023 and December 31, 2022 were as follows:

(In thousands)	July 1, 2023	December 31, 2022
Term loans, net of debt issuance costs
First lien term loan, due March 10, 2026	$1,066,349	$779,777
Second lien term loan, due September 10, 2026	290,566	289,435
Total term loans, net of debt issuance costs	1,356,915	1,069,212
ABL Revolver	146,500	295,000
Other long-term obligations	4,007	6,147
Finance lease liabilities	32,375	11,055
Total long-term obligations	1,539,797	1,381,414
Less current installments	13,192	6,935
Total long-term obligations, net	$1,526,605	$1,374,479

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

Compliance with Debt Covenants

The Company’s revolving credit and long-term debt agreements impose restrictive covenants on it, including requirements to meet certain ratios. As of July 1, 2023, the Company was in compliance with all covenants under these agreements and, based on a continuation of current operating results, the Company expects to be in compliance for the next twelve months.

(8) Income Taxes

Overview

For the three months ended July 1, 2023 and June 25, 2022, the Company had an effective tax rate of 21.4% and 24.9%, respectively. For the six months ended July 1, 2023 and June 25, 2022, the Company had an effective tax rate of 11.7% and 24.5%, respectively. The changes in the effective tax rate compared to the prior year are due to a current year projected pre-tax loss compared to prior year pre-tax income and a current year non-cash goodwill impairment charge that is nondeductible for tax purposes.

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

Payments will be made when such Tax Receivable Agreement related deductions actually reduce the Company’s income tax liability. No payments were made to the Buddy’s Members pursuant to the Tax Receivable Agreement during the six months ended July 1, 2023. Total amounts due under the Tax Receivable Agreement to the Buddy’s Members as of July 1, 2023 were $15.4 million, with $1.0 million in “Other current liabilities” and the remaining amount recorded in “Other non-current liabilities” in the accompanying Condensed Consolidated Balance Sheets. Pursuant to the Company’s election under Section 754 of the Internal Revenue Code, the Company has obtained an increase in its share of the tax basis in the net assets of

New Holdco when the New Holdco units were redeemed or exchanged by the non-controlling interest holders and other qualifying transactions. The Company has treated the redemptions and exchanges of New Holdco units by the non-controlling interest holders as direct purchases of New Holdco units for U.S. federal income tax purposes. This increase in tax basis will reduce the amounts that it would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

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

The following table sets forth the calculations of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
(In thousands, except for share and per share amounts)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Net income (loss) attributable to Franchise Group	$(50,796)	$40,983	$(159,113)	$53,301
Less: Preferred dividend declared	(2,129)	(2,129)	(4,257)	(4,257)
Adjusted net income (loss) available to Common Stockholders	$(52,925)	$38,854	$(163,370)	$49,044

Weighted-average common stock outstanding	35,177,146	40,356,299	35,089,660	40,331,855
Net dilutive effect of stock options and restricted stock	—	770,306	—	816,813
Weighted-average diluted shares outstanding	35,177,146	41,126,605	35,089,660	41,148,668

Net income (loss) per share:
Basic net income per share	$(1.50)	$0.96	$(4.66)	$1.22
Diluted net income per share	(1.50)	0.94	(4.66)	1.19

(10) Equity & Stock Compensation Plans

For a discussion of our stock-based compensation plans, refer to “Note 12 – Stock Compensation Plans” in the Form 10-K.

Restricted Stock Units

The Company has awarded service-based restricted stock units (the “RSUs”) to its non-employee directors, officers and certain employees. The Company recognizes expense based on the estimated fair value of the RSUs granted over the vesting period on a straight-line basis. The fair value of RSUs is determined using the Company’s closing stock price on the date of the grant. At July 1, 2023, unrecognized compensation costs related to the RSUs were $6.8 million. These costs are expected to be recognized through fiscal year 2026.

The following table summarizes the status of the RSUs as of and changes during the six months ended July 1, 2023:

	Number of RSUs	Weighted average fair value at grant date
Balance as of December 31, 2022	273,302	$36.39
Granted	284,818	27.89
Vested	(55,751)	29.18
Canceled	(130,919)	30.59
Balance as of July 1, 2023	371,450	$33.00

Performance Restricted Stock Units

The Company has awarded performance restricted stock units (the “PRSUs”) to its officers and certain employees. The Company recognizes expense based on the estimated fair value of the PRSUs granted over the vesting period on a straight-line basis. The fair value of PRSUs is determined using the Company’s closing stock price on the date of the grant. At July 1, 2023, unrecognized compensation costs related to the PRSUs were $0.1 million. These costs are expected to be recognized through fiscal year 2025.

The following table summarizes the status of the PRSUs as of and changes during the six months ended July 1, 2023:

	Number of PRSUs	Weighted average fair value at grant date
Balance as of December 31, 2022	364,857	$32.92
Granted	217,088	33.79
Adjusted for performance results achieved(1)	154,904	24.84
Vested	(282,256)	24.82
Canceled	(86,475)	46.50
Balance as of July 1, 2023	368,118	$33.05

(1) Represents an adjustment for performance results achieved related to outstanding 2020 PRSU shares that reached 200% achievement in March 2023.

Market-Based Performance Restricted Stock Units

The Company has awarded market-based performance restricted stock units (the “MPRSUs”) to its officers and certain employees. The Company recognizes expense based on the estimated fair value of the MPRSUs granted over the vesting period on a straight-line basis. The fair value of MPRSUs is determined using a Monte Carlo simulation valuation model to calculate grant date fair value. Compensation expense is recognized over the requisite service period using the proportionate amount of the award’s fair value that has been earned through service to date. Under GAAP, compensation expense is not reversed if the award target is not achieved. At July 1, 2023, unrecognized compensation costs related to the MPRSUs were $5.3 million. These costs are expected to be recognized through fiscal year 2024.

The following table summarizes the status of the MPRSUs as of and changes during the six months ended July 1, 2023:

	Number of MPRSUs	Weighted average fair value at grant date
Balance as of December 31, 2022	840,926	$21.77
Granted	—	—
Vested	—	—
Canceled	(125,500)	30.96
Balance as of July 1, 2023	715,426	$20.16

Stock Options

The Company has awarded stock options to its non-employee directors and officers. As of July 1, 2023, there were 206,376 stock options outstanding. During the six months ended July 1, 2023, there were no stock options granted, 48,188 stock options exercised, and no stock options forfeited. The weighted-average exercise price of stock options outstanding was $9.32 per share as of July 1, 2023. All outstanding stock options will expire in fiscal years 2023 and 2024.

At July 1, 2023, there were zero non-vested stock options outstanding and there was no remaining unrecognized compensation cost related to vested stock options.

The following table summarizes information about stock options outstanding and exercisable at July 1, 2023:

	Options Outstanding and Exercisable
Range of exercise prices	Number	Weighted average exercise price	Weighted average remaining contractual life (in years)

$0.00 - $10.39	175,000	$8.85	0.5
$10.40 - $11.97	17,487	11.93	1.2
$11.98 - $12.01	13,889	12.01	0.5
	206,376	$9.32

Stock Compensation Expense

The Company recorded $2.8 million and $10.9 million in stock-based compensation expense during the six months ended July 1, 2023 and June 25, 2022, respectively.

Long-Term Incentive Plans

The Company has long-term incentive plans at various operating companies which are recorded as liabilities. Upon vesting, the awards granted under these plans may be settled in cash or shares of the Company’s stock at the Company’s discretion. The total aggregate liability for these plans as of July 1, 2023 is $12.7 million, recorded in “Other non-current liabilities” on the Condensed Consolidated Balance Sheets. During the six months ended July 1, 2023, total expense recognized related to these plans was $4.4 million.

(11) Related Party Transactions

The Company considers any of its directors, executive officers or beneficial owners of more than 5% of its common stock, or any member of the immediate family of the foregoing persons, to be related parties.

Messrs. Kahn and Laurence

Brian Kahn and Vintage Capital Management, LLC and its affiliates (“Vintage”), in aggregate, held approximately 34.8% of the aggregate voting power of the Company through their ownership of common stock as of July 1, 2023. Brian Kahn and Andrew Laurence are principals of Vintage. Mr. Kahn is a member of the Board of Directors, President and Chief Executive Officer of the Company. Mr. Laurence is an Executive Vice President of the Company and served as a member of the Company’s Board of Directors until May 2021.

On May 10, 2023, the Company announced that it has entered into a definitive agreement and plan of merger with Freedom VCM, Inc., a Delaware corporation (“Parent”) and Freedom VCM Subco, Inc., a Delaware corporation and wholly owned subsidiary of Parent (the “Merger Agreement”), pursuant to which members of the senior management team of the Company led by Brian Kahn, the Company’s Chief Executive Officer (collectively with affiliates and related parties of the senior management team, the “Management Group”), have agreed to acquire approximately 64% of the Company’s issued and outstanding common stock that the Management Group does not presently own or control (the “Proposed Merger”). For more detailed information regarding the Merger Agreement and Proposed Merger, refer to “Note 2 – Acquisitions and Business Combinations” in this Quarterly Report.

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

Refer to “Note 14 – Subsequent Events” for detail regarding litigation related to the Proposed Merger.

Guarantees

The Company remains secondarily liable under various real estate leases that were assigned to franchisees who acquired Pet Supplies Plus or Vitamin Shoppe stores from the Company. In the event of the failure of an acquirer to pay lease payments, the Company could be obligated to pay the remaining lease payments which extend through 2033 and in aggregate are $34.4 million and $30.2 million as of July 1, 2023 and December 31, 2022, respectively. In certain cases, the Company could attempt to recover from the franchisees’ personal assets should the Company be required to pay remaining lease obligations.

If the Company is required to make payments under any of these guarantees, the Company could seek to recover those amounts from the franchisees or in some cases their affiliates. The Company believes that payment under any of these guarantees is remote as of July 1, 2023.

(13) Segments

The Company’s operations are conducted in six reportable business segments: Vitamin Shoppe, Pet Supplies Plus, Badcock, American Freight, Buddy’s, and Sylvan. The Company defines its segments as those operations which results its chief operating decision maker regularly reviews to analyze performance and allocate resources.

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

The Pet Supplies Plus segment is a leading omnichannel retail chain and franchisor of pet supplies and services. Pet Supplies Plus has a diversified revenue model comprised of Company-owned store revenue, franchise royalties and revenue generated by the wholesale distribution of products to its franchisees. Pet Supplies Plus offers a curated selection of premium brands, proprietary private labels and specialty products with retail price parity with online players. Additionally, Pet Supplies Plus offers grooming, pet wash and other services in most of its locations. The Pet Supplies Plus segment operates under the “Pet Supplies Plus” and "Wag N' Wash" brands and is headquartered in Livonia, Michigan.

The Badcock segment is a retailer of furniture, appliances, bedding, electronics, home office equipment, accessories and seasonal items in a showroom format. Additionally, Badcock offers multiple and flexible payment solutions and credit options through its consumer and third-party financing services. The Badcock segment operates under the “Badcock Home Furniture & more” brand and is headquartered in Mulberry, Florida.

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

Refer to “Note 6 – Revenue” for total revenues by segment. Operating income (loss) by segment were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Income (loss) from operations:
Vitamin Shoppe	$28,651	$31,017	$55,846	$66,371
Pet Supplies Plus	17,589	18,654	36,955	35,675
Badcock	2,859	30,903	17,602	101,134
American Freight	(21,890)	5,029	(108,519)	16,242
Buddy’s	2,894	3,561	6,633	7,626
Sylvan	1,823	1,633	2,974	2,581
Total Segments	31,926	90,797	11,491	229,629
Corporate	(9,426)	(13,691)	(15,520)	(22,157)
Consolidated income (loss) from operations	$22,500	$77,106	$(4,029)	$207,472

Total assets by segment were as follows:

(In thousands)	July 1, 2023	December 31, 2022
Total assets:
Vitamin Shoppe	$620,559	$625,543
Pet Supplies Plus	996,304	977,234
Badcock	730,969	789,727
American Freight	843,288	904,378
Buddy’s	133,091	135,192
Sylvan	87,282	90,361
Total Segments	3,411,493	3,522,435
Corporate	160,368	107,977
Consolidated total assets	$3,571,861	$3,630,412

(14) Subsequent Events

Redemption of Preferred Stock

On July 19, 2023, the Company issued a notice of redemption for all outstanding shares of its 7.50% Series A Cumulative Perpetual Preferred Stock (the “Preferred Stock”). The Company is redeeming the Preferred Stock in connection with the Proposed Merger and in accordance with the terms and conditions of the Merger Agreement. The Redemption is contingent upon the Company’s successful completion of the Proposed Merger and, in the event the Proposed Merger does not occur and the Merger Agreement is terminated in accordance with its terms, the notice of redemption will be deemed rescinded and the Redemption will not occur.

The Preferred Stock will be redeemed in cash at a redemption price equal to $25.00 per share plus any accrued and unpaid dividends from the last dividend payment date, if any, up to but not including the Redemption Date (the “Redemption Price”). The Redemption Price is expected to be paid on August 18, 2023 or such later date as the parties to the Merger Agreement may agree, but in no event later than one business day following the Effective Time of the Proposed Merger (the “Redemption Date”). From and after the Redemption Date, dividends will cease to accrue on the Preferred Stock and the Preferred Stock will no longer be deemed outstanding and all rights of the holders of the Preferred Stock, other than the right to receive the Redemption Price upon Redemption, will cease and terminate. Upon Redemption, the Preferred Stock will be delisted from trading on the Nasdaq Global Market.

Litigation Related to the Proposed Merger

As disclosed in the definitive proxy statement filed by the Company with the SEC on July 14, 2023 (the “Definitive Proxy Statement”), between June 14, 2023 and July 13, 2023, the Company received from purported stockholders of the Company (i) five demand letters relating to the Proposed Merger and (ii) five demands pursuant to Section 220 of the General Corporation Law of the State of Delaware seeking certain books and records of the Company related to the Proposed Merger and related matters.

Following the filing of the Definitive Proxy Statement, one lawsuit relating to the Proposed Merger was filed: John Pels v. Franchise Group, Inc., et al., Case 23 CVH 07 0508 (Ohio C.P., July 20, 2023), (the “Action”) and the Company received from purported Company stockholders (i) two additional Section 220 books and records demands (cumulatively with the Section 220 books and records demands disclosed in the Definitive Proxy Statement, the “220 Demands”) and (ii) nine additional demand letters relating to the Proposed Merger (cumulatively with the demand letters disclosed in the Definitive Proxy Statement, the “Demand Letters” and together with the 220 Demands and the Actions, the “Matters”). The Matters allege, among other things, that the defendants named therein violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 14a-9 promulgated thereunder because the preliminary proxy statement filed with the SEC in connection with the Proposed Merger or Definitive Proxy Statement allegedly omit or misstate certain material information, and/or were allegedly in breach of their obligations under state law and/or common law. The Action seeks, among other things, injunctive relief preventing the consummation of the Proposed Merger, rescission of the Proposed Merger if it is consummated, damages and attorneys’ fees.

The Company believes that the claims asserted in the Matters are without merit and that no supplemental disclosure is required under applicable law. However, in order to moot unmeritorious disclosure claims, to avoid the risk of the Matters delaying or adversely affecting the Proposed Merger and to minimize the costs, risks and uncertainties inherent in litigation, without admitting any liability or wrongdoing, the Company determined to voluntarily supplement the Definitive Proxy Statement as described in the supplement to the Definitive Proxy Statement filed on August 8, 2023.

This Action is not expected to affect the timing of the Company’s special meeting of stockholders to be held for the purpose of voting upon, among other things, the Proposed Merger, which is scheduled to be held on August 17, 2023, or the amount of the consideration to be paid to the Company’s stockholders in connection with the Proposed Merger.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for our business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. They are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. Additionally, other factors may cause actual results to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Factors that may cause such differences include, but are not limited to, the risks described under “Item 1A-Risk Factors,” including:

•the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement;

•the inability to complete the Proposed Merger due to the failure to obtain stockholder approval for the Proposed Merger or the failure to satisfy other conditions to completion of the Proposed Merger;

•risks related to disruption of management’s attention from our ongoing business operations due to the Proposed Merger;

•unexpected costs, charges or expenses resulted from the Proposed Merger;

•our ability to retain and hire key personnel in light of the Proposed Merger;

•certain restrictions during the pendency of the Proposed Merger that may impact our ability to pursue certain business opportunities or strategic transactions;

•litigation relating to the Proposed Merger has and could be instituted against the parties to the Merger Agreement or their respective directors, managers or officers, including the effects of any outcomes related thereto;

•the effect of the announcement of the Proposed Merger on our relationships with our franchisees, dealers and customers, operating results and business generally;

•the risk that the Proposed Merger will not be consummated in a timely manner, if at all;

•the market's perception of our prospects could be adversely affected if the Proposed Merger were delayed or were not consummated;

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

•the uncertainty of public health measures on our business and results of operations;

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
Proposed Merger

On May 10, 2023, we announced that we had entered into a definitive agreement and plan of merger with Freedom VCM, Inc., a Delaware corporation (“Parent”) and Freedom VCM Subco, Inc., a Delaware corporation and wholly owned subsidiary of Parent (the “Merger Agreement”), pursuant to which members of our senior management team led by Brian Kahn, our Chief Executive Officer (collectively with affiliates and related parties of our senior management team, the “Management Group”), have agreed to acquire approximately 64% of our issued and outstanding common stock that the Management Group does not presently own or control(the “Proposed Merger”). Under the terms of the Proposed Merger, our common stockholders, other than the Management Group, are entitled to receive $30.00 in cash for each share of our common stock they hold.

The Proposed Merger is anticipated to close in the second half of 2023, subject to satisfaction or waiver of the closing conditions, including approval by regulatory authorities and our stockholders, including approval by a majority of the shares of our common stock not owned or controlled by the Management Group. Upon completion of the Proposed Merger, we will become a private company and will no longer be publicly listed or traded on Nasdaq.

Additional information about the Merger Agreement and the Proposed Merger is set forth in our Definitive Proxy Statement on Schedule 14A filed with the SEC on July 14, 2023.

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

Results of Operations
The table below shows results of operations for the three and six months ended July 1, 2023 and June 25, 2022.

	Three Months Ended				Six Months Ended
			Change				Change
(In thousands)	July 1, 2023	June 25, 2022	$	%	July 1, 2023	June 25, 2022	$	%
Total revenues	$1,038,686	$1,094,998	$(56,312)	(5.1)%	$2,143,507	$2,230,467	$(86,960)	(3.9)%
Income from operations	22,500	77,106	(54,606)	(70.8)%	(4,029)	207,472	(211,501)	(101.9)%
Net income	$(50,796)	$40,983	$(91,779)	(223.9)%	$(159,113)	$53,301	$(212,414)	(398.5)%
Revenues. The table below sets forth the components and changes in our revenues for the three and six months ended July 1, 2023 and June 25, 2022.

	Three Months Ended				Six Months Ended
			Change				Change
(In thousands)	July 1, 2023	June 25, 2022	$	%	July 1, 2023	June 25, 2022	$	%
Product	$916,112	$952,009	$(35,897)	(3.8)%	$1,892,920	$1,931,173	$(38,253)	(2.0)%
Service and other	115,501	135,648	(20,147)	(14.9)%	236,069	283,929	(47,860)	(16.9)%
Rental	7,073	7,341	(268)	(3.7)%	14,518	15,365	(847)	(5.5)%
Total revenue	$1,038,686	$1,094,998	$(56,312)	(5.1)%	$2,143,507	$2,230,467	$(86,960)	(3.9)%
For the three months ended July 1, 2023, total revenues decreased $56.3 million, or (5.1)%, to $1,038.7 million compared to $1,095.0 million in the same period last year. This decrease was primarily due to a $61.1 million decrease in revenue at our Badcock segment and a $23.0 million decrease in revenue at our American Freight segment. These decreases were partially offset by a $30.1 million increase in revenue at our Pet Supplies Plus segment.

For the six months ended July 1, 2023, total revenues decreased $87.0 million, or (3.9)%, to $2,143.5 million compared to $2,230.5 million in the same period last year. The decrease was primarily due to a $130.1 million decrease in revenue at our Badcock segment and a $27.9 million decrease in revenue at our American Freight segment. These decreases were partially offset by a $62.9 million increase in revenue at our Pet Supplies Plus segment.

Operating expenses.    The following table details the amounts and changes in our operating expenses for the three and six months ended July 1, 2023 and June 25, 2022.

	Three Months Ended				Six Months Ended
			Change				Change
(In thousands)	July 1, 2023	June 25, 2022	$	%	July 1, 2023	June 25, 2022	$	%
Cost of revenue:
Product	$621,482	$600,780	$20,702	3.4%	$1,278,386	$1,217,364	$61,022	5.0%
Service and other	8,634	8,732	(98)	(1.1)%	18,213	17,395	818	4.7%
Rental	2,507	2,741	(234)	(8.5)%	5,133	5,603	(470)	(8.4)%
Total cost of revenue	632,623	612,253	20,370	3.3%	1,301,732	1,240,362	61,370	4.9%
Selling, general, and administrative expenses	383,563	405,639	(22,076)	(5.4)%	770,804	782,633	(11,829)	(1.5)%
Goodwill impairment expense	—	—	—	100.0%	75,000	—	75,000	—%
Total operating expenses	$1,016,186	$1,017,892	$(1,706)	(0.2)%	$2,147,536	$2,022,995	$124,541	6.2%
For the three months ended July 1, 2023, total operating expenses were $1,016.2 million compared to $1,017.9 million in the same period last year, representing a decrease of $1.7 million, or (0.2)%. This decrease was primarily due to a $33.0 million decrease in operating expenses at our Badcock segment, partially offset by a $31.1 million increase in operating expenses at our Pet Supplies Plus segment.

For the six months ended July 1, 2023, total operating expenses were $2,147.5 million compared to $2,023.0 million in the same period last year, representing an increase of $124.5 million, or 6.2%. This increase was primarily due to a $96.9 million increase in operating expenses at our American Freight segment, $75.0 million of which was due to a non-cash goodwill impairment charge, as further discussed in “Note 5 - Goodwill and Intangible Assets” in the Notes to the Consolidated Financial Statements in this Quarterly Report. The remaining increase was due to a $61.6 million increase in operating expenses at our Pet Supplies Plus segment and a $19.1 million increase in operating expenses at our Vitamin Shoppe segment, partially offset by a $46.5 million decrease in operating expenses at our Badcock segment.

Non-operating income (expense) decreased $64.6 million and $39.2 million for the three and six months ended July 1, 2023, respectively, due to the following:

Gain on sale-leaseback transactions. Gain on sale-leaseback transactions decreased $49.9 million for the three and six months ended July 1, 2023 compared to the prior year due to sale-leaseback transactions in the three months ended June 25, 2022.

Other. Other expense increased $16.6 million for the three months ended July 1, 2023 compared to the prior year due to a $16.6 million increase in the loss related to our investment in NextPoint Acquisition Corp. compared to the prior period. For the six months ended July 1, 2023, other expense decreased $5.2 million due to a decrease in the loss related to our investment in NextPoint Acquisition Corp. compared to the prior period.

Interest expense, net. Interest expense, net decreased $5.5 million and $10.7 million for the three and six months ended July 1, 2023, respectively. These decreases were due primarily to decreases of $22.9 million and $40.1 million of interest expense related to the Badcock securitized receivables portfolio for the three and six months ended July 1, 2023, respectively, partially offset by $14.9 million and $26.5 million in additional interest expense for the three and six months ended July 1, 2023, respectively, related to the First and Second Lien Term Loans and revolving credit facility (the “ABL Revolver”).

Income tax benefit. Our effective tax rate, including discrete income tax items, was 11.7% and 24.5% for the six months ended July 1, 2023 and June 25, 2022, respectively. The changes in the effective tax rate for the six months ended July 1, 2023 compared to the same period in the prior year are due to a current year projected pre-tax loss compared to prior year pre-tax income and a current year non-cash goodwill impairment charge that is nondeductible for tax purposes.

Segment Information

We, through our franchisees and Company-owned stores, operate a system of point of sale retail and rent-to-own locations. Our operations are conducted in six reporting business segments: Vitamin Shoppe, Pet Supplies Plus, Badcock, American Freight, Buddy’s, and Sylvan. Refer to “Note 13 – Segments” in this Quarterly Report for additional information.

Vitamin Shoppe

The following table summarizes the operating results of our Vitamin Shoppe segment:

	Three Months Ended				Six Months Ended
			Change				Change
(In thousands)	July 1, 2023	June 25, 2022	$	%	July 1, 2023	June 25, 2022	$	%
Total revenues	$304,727	$306,897	$(2,170)	(0.7)%	$626,429	$617,851	$8,578	1.4%
Operating expenses	276,076	275,880	196	0.1%	570,583	551,480	19,103	3.5%
Segment income	$28,651	$31,017	$(2,366)	(7.6)%	$55,846	$66,371	$(10,525)	(15.9)%

Total revenue for the three months ended July 1, 2023 for our Vitamin Shoppe segment decreased $2.2 million, or 0.7%, compared to the same period in the prior year. The decrease was primarily due to lower store count. Total revenue for the six months ended July 1, 2023 increased $8.6 million, or 1.4%, compared to the same period in the prior year. The increase in revenue was driven primarily by higher average transaction values and increased store traffic compared to the prior year period.

Operating expenses for our Vitamin Shoppe segment remained relatively flat with an increase of $0.2 million, or 0.1%, for the three months ended July 1, 2023. For the six months ended July 1, 2023, operating expenses increased $19.1 million, or 3.5%, compared to the same period in the prior year primarily due to an increase in cost of goods sold of $14.1 million, which was primarily due to increased sales and merchandise mix.

Pet Supplies Plus

The following table summarizes the operating results of our Pet Supplies Plus segment:

	Three Months Ended				Six Months Ended
			Change				Change
(In thousands)	July 1, 2023	June 25, 2022	$	%	July 1, 2023	June 25, 2022	$	%
Total revenues	$332,783	$302,733	$30,050	9.9%	$666,854	$603,946	$62,908	10.4%
Operating expenses	315,194	284,079	31,115	11.0%	629,899	568,271	61,628	10.8%
Segment income	$17,589	$18,654	$(1,065)	(5.7)%	$36,955	$35,675	$1,280	3.6%

Total revenue for our Pet Supplies Plus segment increased $30.1 million, or 9.9%, for the three months ended July 1, 2023 as compared to the same period last year. Our Pet Supplies Plus segment opened 66 franchise stores and 9 corporate stores since the prior year period, resulting in a $16.1 million increase in wholesale revenue and a $13.3 million increase in retail sales.

Total revenue for our Pet Supplies Plus segment increased $62.9 million, or 10.4%, for the six months ended July 1, 2023 as compared to the same period last year. The increase was also due the opening of 66 franchise stores and 9 corporate stores since the prior year period, resulting in a $44.8 million increase in wholesale revenue and a $17.6 million increase in retail sales.

Operating expenses for our Pet Supplies Plus segment increased $31.1 million, or 11.0%, for the three months ended July 1, 2023 as compared to the same period last year as cost of revenue increased at a rate comparable to revenue and merchandise costs also increased.

Operating expenses for our Pet Supplies Plus segment increased $61.6 million, or 10.8%, for the six months ended July 1, 2023 as compared to the same period last year as cost of revenue increased at a rate comparable to revenue.

Badcock
The following table summarizes the operating results of our Badcock segment:

	Three Months Ended				Six Months Ended
			Change				Change
(In thousands)	July 1, 2023	June 25, 2022	$	%	July 1, 2023	June 25, 2022	$	%
Total revenues	$172,221	$233,299	$(61,078)	(26.2)%	$359,508	$489,558	$(130,050)	(26.6)%
Operating expenses	169,362	202,396	(33,034)	(16.3)%	341,906	388,424	(46,518)	(12.0)%
Segment income	$2,859	$30,903	$(28,044)	(90.7)%	$17,602	$101,134	$(83,532)	(82.6)%

Total revenue for our Badcock segment decreased $61.1 million, or (26.2)%, for the three months ended July 1, 2023 as compared to the same period last year. The decrease was attributable to:

•A $37.7 million decrease in product revenue driven by the inflationary environment, which resulted in decreased customer traffic compared to the prior year period.

•A $23.3 million decrease in service revenue, as the amortization of the accounts receivable discount included in service revenue was less than the prior year period ($6.0 million in the three months ended July 1, 2023 compared to $24.7 million in the three months ended June 25, 2022). The remaining decrease was driven by lower interest income due to the declining customer financing receivable balance.

For the six months ended July 1, 2023, total revenue for our Badcock segment decreased $130.1 million, or (26.6)% as compared to the same period last year. The decrease was attributable to:

•A $72.1 million decrease in product revenue driven by the inflationary environment, which resulted in decreased customer traffic compared to the prior year period.

•A $57.9 million decrease in service revenue, as the amortization of the accounts receivable discount included in service revenue was less than the prior year period ($14.3 million in the six months ended July 1, 2023 compared to $62.3 million in the six months ended June 25, 2022). The remaining decrease was driven by lower interest income due to the declining customer financing receivable balance.

Operating expenses for our Badcock segment decreased $33.0 million, or (16.3)%, and $46.5 million, or (12.0)%, for the three and six months ended July 1, 2023, respectively, as compared to the same periods last year. These decreases were due to the decrease in revenue partially offset by higher merchandise costs.

American Freight
The following table summarizes the operating results of our American Freight segment:

	Three Months Ended				Six Months Ended
			Change				Change
(In thousands)	July 1, 2023	June 25, 2022	$	%	July 1, 2023	June 25, 2022	$	%
Total revenues	$203,427	$226,428	$(23,001)	(10.2)%	$439,989	$467,843	$(27,854)	(6.0)%
Operating expenses	225,317	221,399	3,918	1.8%	548,508	451,601	96,907	21.5%
Segment income	$(21,890)	$5,029	$(26,919)	(535.3)%	$(108,519)	$16,242	$(124,761)	(768.1)%

Total revenue for our American Freight segment decreased $23.0 million, or 10.2%, and $27.9 million, or (6.0)%, for the three and six months ended July 1, 2023, respectively, as compared to the same period last year. The decreases were attributable to lower demand for furniture, mattresses, and appliances driven by the inflationary environment which resulted in reduced customer traffic.

Operating expenses for our American Freight segment increased $3.9 million, or 1.8%, and $96.9 million, or 21.5%, for the three and six months ended July 1, 2023, respectively, as compared to the same period in the prior year. The increase in operating expense for the six months ended July 1, 2023 was primarily due to a $75.0 million non-cash goodwill impairment charge, as further discussed in “Note 5 – Goodwill and Intangible Assets” in the Notes to the Consolidated Financial Statements in this Quarterly Report. The increase was also due to higher merchandise costs from orders placed in the prior year, which includes higher inbound freight costs.

Buddy’s

The following table summarizes the operating results of our Buddy’s segment:

	Three Months Ended				Six Months Ended
			Change				Change
(In thousands)	July 1, 2023	June 25, 2022	$	%	July 1, 2023	June 25, 2022	$	%
Total revenues	$13,819	$14,129	$(310)	(2.2)%	$28,786	$29,713	$(927)	(3.1)%
Operating expenses	10,925	10,568	357	3.4%	22,153	22,087	66	0.3%
Segment income	$2,894	$3,561	$(667)	(18.7)%	$6,633	$7,626	$(993)	(13.0)%

Total revenue for our Buddy’s segment decreased $0.3 million, or (2.2)%, and $0.9 million, or (3.1)%, for the three and six months ended July 1, 2023, respectively, as compared to the same periods last year. The decreases in revenue were primarily attributable to the inflationary environment which resulted in reduced customer traffic.

Operating expenses for our Buddy’s segment increased $0.4 million, or 3.4%, and $0.1 million, or 0.3%, for the three and six months ended July 1, 2023, respectively, due to an increase in selling, general, and administrative expense in the current year period.

Sylvan

The following table summarizes the operating results of our Sylvan segment:

	Three Months Ended				Six Months Ended
			Change				Change
(In thousands)	July 1, 2023	June 25, 2022	$	%	July 1, 2023	June 25, 2022	$	%
Total revenues	$11,709	$11,512	$197	1.7%	$21,941	$21,556	$385	1.8%
Operating expenses	9,886	9,879	7	0.1%	18,967	18,975	(8)	—%
Segment income	$1,823	$1,633	$190	11.6%	$2,974	$2,581	$393	15.2%

Total revenue for our Sylvan segment increased $0.2 million, or 1.7%, and $0.4 million, or 1.8%, for the three and six months ended July 1, 2023, respectively as compared to the same periods last year. The increases were attributable to an increase in franchise revenue.

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

The following table presents a reconciliation of Adjusted EBITDA for each of the periods indicated.

	Reconciliation of Net Income to Adjusted EBITDA
	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Net income (loss)	$(50,796)	$40,983	$(159,113)	$53,301
Add back:
Interest expense	83,364	88,839	170,493	181,167
Income tax expense (benefit)	(13,845)	13,572	(21,020)	17,250
Depreciation and amortization charges	21,265	19,554	42,889	41,588
Total Adjustments	90,784	121,965	192,362	240,005
EBITDA	39,988	162,948	33,249	293,306
Adjustments to EBITDA
Executive severance and related costs	24	161	1,593	256
Stock-based and long term executive compensation	2,771	8,041	7,221	14,667
Litigation costs and settlements	1,214	(269)	1,308	(39)
Corporate compliance costs	—	—	(4)	51
Store closures	99	153	117	1,086
Securitized accounts receivable interest income	(26,286)	(48,657)	(56,871)	(113,683)
Securitized accounts receivable allowance for credit losses	26,344	43,549	48,339	59,962
W.S. Badcock financing operations	(2,485)	(1,820)	(5,607)	(4,078)
Right-of-use and long-term asset impairment	274	273	819	648
Goodwill impairment	—	—	75,000	—
Integration costs	331	64	980	528
Gain on sale-leaseback and owned properties, net	—	(49,854)	—	(52,127)
Divestiture costs	—	493	198	2,429
Acquisition costs	7,860	4,776	7,961	5,403
Loss (gain) on investment in equity securities	3,781	(12,859)	5,611	10,864
Acquisition bargain purchase gain	—	(3,581)	—	(3,514)
Total Adjustments to EBITDA	13,927	(59,530)	86,665	(77,547)
Adjusted EBITDA	$53,915	$103,418	$119,914	$215,759

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

As of July 1, 2023, we have current installments of long-term obligations of $13.2 million, of which $6.9 million is finance leases and $6.3 million is the current portion of our senior secured revolving loan facility. We expect these obligations can be serviced from our cash and cash equivalents, which were $106.3 million as of July 1, 2023.

During the six months ended July 1, 2023, we executed the following substantial transaction that will affect our liquidity and capital resources in future periods:

•On February 2, 2023, we entered into the Third Amendment to the First Lien Credit Agreement to provide for an incremental term loan facility in the principal amount of $300.0 million. The net proceeds of $281.5 million were used to make repayments on our senior secured revolving loan facility.

Sources and uses of cash

Operating activities. In the six months ended July 1, 2023, net cash provided by operating activities increased $89.3 million compared to the same period in the prior year primarily due to a $142.7 million decrease in cash used for inventory compared to the prior year period, a $31.8 million decrease in accounts receivable and a $29.9 million increase in accounts payable. These were primarily offset by a $118.7 million decrease in cash income from operations. Cash net income represents net income adjusted for non-cash or non-operating activities such as goodwill impairment, gains on the sale of Company assets, depreciation and amortization, deferred financing cost amortization and the change in fair value of investment.

Investing activities. In the six months ended July 1, 2023, cash provided by investing activities decreased $245.1 million compared to the same period in the prior year. This decrease was primarily due to a $237.2 million decrease in cash proceeds from the sale of property, plant and equipment compared to the prior year period.

Financing activities. In the six months ended July 1, 2023, cash provided by financing activities was $16.4 million, compared to cash used by financing activities of $362.4 million in the six months ended June 25, 2022. The increase in cash provided by financing activities was primarily due to proceeds received from the issuance of long-term debt, which increased $449.5 million in the current year period. Additionally, repayment of long-term debt increased $31.2 million in the current year period. These sources of cash were offset by a decrease of net cash from secured debt obligations of $22.5 million and a $17.0 million increase in payments for debt issuance costs.

Long-term debt borrowings

For a description of our long-term debt borrowing refer to “Note 7 – Long-Term Obligations” in this Quarterly Report.
Other factors affecting our liquidity

Tax Receivable Agreement. We may be required to make payments under the Tax Receivable Agreement (“TRA Payments”) to the former equity holders of Buddy’s (the “Buddy’s Members”). Under the terms of the Tax Receivable Agreement, we agreed to pay the Buddy’s Members 40% of the cash savings, if any, in federal, state and local taxes that we realize or are deemed to realize as a result of any increases in tax basis of the assets of New Holdco resulting from future redemptions or exchanges of New Holdco units held by the Buddy’s Members. Any future obligations and the timing of such payments under the Tax Receivable Agreement, however, are subject to several factors, including (i) the timing of subsequent exchanges of New Holdco units by the Buddy’s Members, (ii) the price of our common stock at the time of exchange, (iii) the extent to which such exchanges are taxable, (iv) the ability to generate sufficient future taxable income over the term of the Tax Receivable Agreement to realize the tax benefits and (v) any future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. Although the amount of the TRA Payments would reduce the total cash flow to us and New Holdco, we expect the cash tax savings we will realize from the utilization of the related tax benefits would be sufficient to fund the required payments. As of July 1, 2023, we have TRA Payments due to the Buddy's Members of $15.4 million.

Dividends. On May 9, 2023, the Board declared quarterly dividends of $0.46875 per share of Series A Preferred Stock. The dividends were paid in cash on July 17, 2023 to holders of record of the Company's Series A Preferred Stock on the close of business on July 3, 2023. The payment of dividends is at the discretion of our Board of Directors and depends, among other things, on our earnings, capital requirements, and financial condition. Our ability to pay dividends is also subject to compliance with financial covenants that are contained in our credit facility and may be restricted by any future indebtedness that we incur or issuances of our preferred stock. In addition, applicable law requires our Board of Directors to determine that we have adequate surplus prior to the declaration of dividends. We cannot provide an assurance that we will pay dividends at any specific level or at all.

On July 19, 2023, we issued a notice of redemption (the “Redemption”) for all outstanding shares of the Series A Preferred Stock. We are redeeming the Series A Preferred Stock in connection with the Proposed Merger and in accordance with the terms and conditions of the Merger Agreement. The Redemption is contingent upon our successful completion the Proposed Merger and, in the event the Proposed Merger does not occur and the Merger Agreement is terminated in accordance with its terms, the notice of redemption will be deemed rescinded and the Redemption will not occur.

The Preferred Stock will be redeemed in cash at a redemption price equal to $25.00 per share plus any accrued and unpaid dividends from the last dividend payment date, if any, up to but not including the Redemption Date (the “Redemption Price”). The Redemption Price is expected to be paid on August 18, 2023 or such later date as the parties to the Merger Agreement may agree but in no event later than one business day following the Effective Time (the “Redemption Date”). From and after the Redemption Date, dividends will cease to accrue on the Preferred Stock and the Preferred Stock will no longer be deemed outstanding and all rights of the holders of the Preferred Stock, other than the right to receive the Redemption Price upon Redemption, will cease and terminate. Upon Redemption, the Preferred Stock will be delisted from trading on the Nasdaq Global Market.

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

Compliance with debt covenants. Our revolving credit and long-term debt agreements impose restrictive covenants on us, including requirements to meet certain ratios. As of July 1, 2023, we were in compliance with all covenants under these agreements and, based on a continuation of current operating results, we expect to be in compliance for the remainder of fiscal 2023.

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

ITEM 4
CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act) as of July 1, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 1, 2023 because of the material weakness in our internal control over financial reporting described below.

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

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts of the material weakness disclosed above, there were no changes in our internal control over financial reporting during the three months ended July 1, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1
LEGAL PROCEEDINGS
For information regarding legal proceedings, refer to “Note 12 – Commitments and Contingencies” in the Notes to the Consolidated Financial Statements in this Quarterly Report, which information is incorporated herein by reference.
ITEM 1A
RISK FACTORS

The following additional risk factors should be considered in addition to the risk factors described in Part I, Item 1A, in the Form 10-K.

The consummation of the Proposed Merger is subject to a number of conditions, many of which are largely outside of the parties’ control, and, if these conditions are not satisfied or waived on a timely basis, the Merger Agreement may be terminated and the Proposed Merger may not be completed.

The Proposed Merger is subject to certain customary closing conditions, including, but not limited to: (i) the Requisite Company Vote (as defined in the Merger Agreement); (ii) the absence of an injunction or law restraining, enjoining, rendering illegal or otherwise prohibiting consummation of the Proposed Merger; (iii) subject to customary materiality qualifiers, the accuracy of the representations and warranties contained in the Merger Agreement, including the representation that the Company has not suffered a Material Adverse Effect (as defined in the Merger Agreement) since May 10, 2023; and (iv) material performance by the other parties of their covenants under the Merger Agreement. The failure to satisfy all of the required conditions could delay the completion of the Proposed Merger by a significant period of time or prevent it from occurring. Any delay in completing the Proposed Merger could cause the parties to not realize some or all of the benefits that are expected to be achieved if the Proposed Merger is successfully completed within the expected timeframe. There can be no assurance that the conditions to closing of the Proposed Merger will be satisfied or waived or that the Proposed Merger will be completed within the expected timeframe or at all.

Failure to complete the Proposed Merger could adversely affect the stock price and future business and financial results of the Company.

There can be no assurance that the conditions to the closing of the Proposed Merger will be satisfied or waived or that the Proposed Merger will be completed. If the Proposed Merger is not completed within the expected timeframe or at all, the ongoing business of the Company could be adversely affected and the Company will be subject to a variety of risks and possible consequences associated with the failure to complete the Proposed Merger, including the following: (i) upon termination of the Merger Agreement under specified circumstances, the Company is required to pay Parent a termination fee of $10,350,000; (ii) the Company will incur certain transaction costs, including legal, accounting, financial advisor, filing, printing and mailing fees, regardless of whether the Proposed Merger closes; (iii) under the Merger Agreement, the Company is subject to certain restrictions on the conduct of its business prior to the closing of the Proposed Merger, which may adversely affect its ability to execute certain of its business strategies; (iv) the Company may lose key employees during the period in which the Company and Freedom VCM, Inc., a Delaware corporation (“Parent”) are pursuing the Proposed Merger, which may adversely affect the Company in the future if it is not able to hire and retain qualified personnel to replace departing employees; and (v) the Proposed Merger, whether or not it closes, will divert the attention of certain management and other key employees of the Company from ongoing business activities, including the pursuit of other opportunities that could be beneficial to the Company as an independent company.

If the Proposed Merger is not completed, these risks could materially affect the business and financial results of the Company and its stock price, including to the extent that the current market price of the Company’s common stock is positively affected by a market assumption that the Proposed Merger will be completed.

While the Proposed Merger is pending, the Company will be subject to business uncertainties and certain contractual restrictions that could adversely affect the business and operations of the Company.

In connection with the Proposed Merger, some customers, vendors, franchisees or other third parties of the Company may react unfavorably, including by delaying or deferring decisions concerning their business relationships or transactions with the Company, which could adversely affect the revenues, earnings, funds from operations, cash flows and expenses of the Company, regardless of whether the Proposed Merger is completed. In addition, due to certain restrictions in the Merger

Agreement on the conduct of business prior to completing the Proposed Merger, the Company may be unable (without prior written consent), during the pendency of the Proposed Merger, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial and may cause the Company to forego certain opportunities it might otherwise pursue. In addition, the pendency of the Proposed Merger may make it more difficult for the Company to effectively retain and incentivize key personnel and may cause distractions from the Company’s strategy and day-to-day operations for its current employees and management.

The Company will incur substantial transaction fees and merger-related costs in connection with the Proposed Merger that could adversely affect the business and operations of the Company if the Proposed Merger is not completed.

The Company expects to incur non-recurring transaction fees, which include legal and advisory fees and substantial merger-related costs associated with completing the Proposed Merger, and which could adversely affect the business operations of the Company if the Proposed Merger is not completed.

The termination fee and restrictions on solicitation contained in the Merger Agreement may discourage other companies from trying to acquire the Company.

The Merger Agreement prohibits the Company from initiating, soliciting or proposing an Acquisition Proposal (as defined in the Merger Agreement) or knowingly encouraging, knowingly assisting or otherwise knowingly facilitating any Acquisition Proposal, subject to certain limited exceptions. The Merger Agreement also contains certain termination rights, including, but not limited to, the right of the Company to terminate the Merger Agreement to accept a Superior Proposal (as defined in the Merger Agreement), subject to and in accordance with the terms and conditions of the Merger Agreement, and provides that, upon termination of the Merger Agreement by the Company to enter into an Alternative Acquisition Agreement (as defined by the Merger Agreement) with respect to a Superior Proposal, the Company will be required to pay Parent a termination fee of $10,350,000 in cash. The termination fee and restrictions could discourage other companies from trying to acquire the Company even though those other companies might be willing to offer greater value to the Company’s stockholders than Parent has offered in the Proposed Merger.

Litigation against the Company or the members of the Company’s Board of Directors, could prevent or delay the completion of the Proposed Merger or result in the payment of damages following completion of the Proposed Merger.

It is a condition to the Proposed Merger that no injunction or other order preventing the consummation of the Proposed Merger shall have been issued by any court of competent jurisdiction or other governmental authority of competent jurisdiction and remain in effect. As of the date of this Quarterly Report, a lawsuit has been filed by a purported stockholder of the Company challenging the Proposed Merger or the other transactions contemplated by the Merger Agreement, which have named the Company and/or members of the Company’s Board of Directors as defendants. It is possible that additional lawsuits may be filed by the Company’s stockholders challenging the Proposed Merger. The outcome of such lawsuits cannot be assured, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Proposed Merger on the agreed-upon terms, such an injunction may delay the consummation of the Proposed Merger in the expected timeframe, or may prevent the Proposed Merger from being consummated at all. Whether or not any plaintiff’s claim is successful, this type of litigation can result in significant costs and divert management’s attention and resources from the closing of the Proposed Merger and ongoing business activities, which could adversely affect the operations of the Company.

If the Proposed Merger is not consummated by November 10, 2023, or, under certain conditions, December 13, 2023, either the Company or Parent may terminate the Merger Agreement, subject to certain exceptions.

Either the Company or Parent may terminate the Merger Agreement if the Merger has not been consummated by November 10, 2023. However, this termination right will not be available to a party if that party failed to fulfill its obligations under the Merger Agreement and that failure was the proximate cause of the failure to consummate the Proposed Merger on time. In the event the Merger Agreement is terminated by either party due to the failure of the Proposed Merger to close by November 10, 2023, the Company will have incurred significant costs and will have diverted significant management focus and resources from other strategic opportunities and ongoing business activities without realizing the anticipated benefits of the Proposed Merger.

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of our equity securities for the period covered by this Quarterly Report.

SHARE REPURCHASES

On May 18, 2022, our Board of Directors approved a stock repurchase program under which we may repurchase up to $500.0 million of our outstanding shares of common stock over the next three years. The repurchase program authorizes shares to be repurchased from time to time in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The actual timing, number and value of shares, if any, repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including, among others, the availability of stock, general market and business conditions, the trading price of our common stock and applicable legal requirements. This plan supersedes our previous stock repurchase programs. There was no share repurchase activity during the six months ended July 1, 2023.

As of July 1, 2023, we had approximately $327.5 million remaining under the stock repurchase program approved by our Board of Directors.

ITEM 3
DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4
MINE SAFETY DISCLOSURES

None.
ITEM 5
OTHER INFORMATION
During the three months ended July 1, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 6
EXHIBITS

We have filed the following exhibits as part of this Quarterly Report:

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
2.1
Agreement and Plan of Merger, dated as of May 10, 2023, by and among Franchise Group, Inc., Freedom VCM, Inc. and Freedom VCM Subco, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K, File No. 001-35588 filed on May 11, 2023).
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

10.1
Voting Agreement, dated as of May 10, 2023, by and among Franchise Group, Inc., Freedom VCM, Inc. and each of the persons set forth on the signature pages thereto (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 001-35588 filed on May 11, 2023).
X

10.2
Rollover Agreement, dated as of May 10, 2023, by and among Freedom VCM Holdings, LLC and each of the persons set forth on the signature pages thereto (incorporated by reference to Exhibit 10.2 to Form 8-K, File No. 001-35588 filed on May 11, 2023).
X

10.3
Limited Guarantee, dated as of May 10, 2023, by B. Riley Financial, Inc. in favor of Franchise Group, Inc. (incorporated by reference to Exhibit 10.3 to Form 8-K, File No. 001-35588 filed on May 11, 2023).
X

31.1	Certification of Chief Executive Officer	X

31.2	Certification of Chief Financial Officer	X

32.1	Section 1350 Certification (Chief Executive Officer)	X

32.2	Section 1350 Certification (Chief Financial Officer)	X

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2023, formatted in Inline XBRL, filed herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Stockholders’ Equity (unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (unaudited) and (v) the Notes to Unaudited Condensed Consolidated Financial Statements	X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2023, formatted in Inline XBRL (included with Exhibit 101)	X

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

FRANCHISE GROUP, INC. (Registrant)

August 8, 2023	By:	/s/ Brian R. Kahn
Brian R. Kahn Chief Executive Officer and Director (Principal Executive Officer)

August 8, 2023	By:	/s/ Eric F. Seeton
Eric F. Seeton Chief Financial Officer (Principal Financial and Accounting Officer)